Form 10QSB
period 2005-03-31
KBL Healthcare Acquisition Corp. II
filed 2005-06-06
CIK 1314772

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2005
                                    --------------

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act

     For the transition period from _____________ to _____________

                        Commission File Number 000-51228
                                               ---------

                       KBL Healthcare Acquisition Corp. II
                       -----------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

           Delaware                                              20-1994619
           --------                                              ----------
(State or other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

            645 Madison Avenue, 14th Floor, New York, New York 10022
            --------------------------------------------------------
                     (Address of Principal Executive Office)

                                 (212) 319-5555
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.
Yes [ ] No [X]

     As of June 6, 11,200,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                                                            Page
                                                                            ----
Part I: Financial Information:

  Item 1 - Financial Statements (Unaudited):

    Balance Sheet                                                              3

    Statements of Operations                                                   4

    Statements of Stockholders' Equity                                         5

    Statements of Cash Flows                                                   6

    Notes to Financial Statements                                              7

  Item 2 - Management's Discussion and Analysis or Plan of Operation          10

  Item 3 - Controls and Procedures                                            11

Part II. Other Information

  Item 2 - Changes in Securities and Small Business Issuer Purchases
           of Equity Securities                                               12

  Item 6 - Exhibits                                                           12

Signatures                                                                    13

                                             KBL HEALTHCARE ACQUISITION CORP. II
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                                                   BALANCE SHEET

--------------------------------------------------------------------------------

                                              MARCH 31, 2005   DECEMBER 31, 2004
                                                (UNAUDITED)
--------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
  Cash                                         $      6,252      $        --
--------------------------------------------------------------------------------
    Total current assets                              6,252               --

  Deferred offering costs                           117,659           25,000
--------------------------------------------------------------------------------

TOTAL ASSETS                                   $    123,911      $    25,000
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses        $      3,750      $       939
  Notes payable, stockholder                        100,000
--------------------------------------------------------------------------------
    Total liabilities                               103,750              939
--------------------------------------------------------------------------------

COMMITMENT

STOCKHOLDERS' EQUITY
  Preferred stock, $.0001 par value,
    Authorized 1,000,000 shares;
    none issued
  Common stock, $.0001 par value
    Authorized 35,000,000 shares
    Issued and outstanding 2,000,000 shares             200              200
  Additional paid-in capital                         24,800           24,800
  Deficit accumulated during the
    development stage                                (4,839)            (939)
--------------------------------------------------------------------------------

    TOTAL STOCKHOLDERS' EQUITY                       20,161           24,061
--------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $    123,911      $    25,000
================================================================================
                                    See Notes to Unaudited Financial Statements.

                                             KBL HEALTHCARE ACQUISITION CORP. II
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                                         STATEMENT OF OPERATIONS
                                                                     (unaudited)

--------------------------------------------------------------------------------

                                                             For the Period from
                                            For the Three     December 9, 2004
                                             Months Ended      (inception) to
                                            March 31, 2005     March 31, 2005
--------------------------------------------------------------------------------

FORMATION AND OPERATING COSTS                $     3,900       $        4,839
--------------------------------------------------------------------------------

NET LOSS                                     $    (3,900)      $       (4,839)
================================================================================

NET LOSS PER SHARE BASIC AND DILUTED         $      (.00)      $         (.00)
================================================================================

WEIGHTED AVERAGE SHARES OUTSTANDING            2,000,000            2,000,000
================================================================================

                                     See Notes to Unaudited Financial Statements

                                             KBL HEALTHCARE ACQUISITION CORP. II
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                               STATEMENT OF STOCKHOLDERS' EQUITY

--------------------------------------------------------------------------------

For the period from December 9, 2004 (inception) to March 31, 2005



                                                                                             Deficit
                                               Common Stock                                Accumulated
                                               ------------              Addition          During the
                                          Shares         Amount       paid-in capital   Development Stage      Total
                                       ---------------------------------------------------------------------------------

Sale of 2,000,000 shares of common      2,000,000         $200            $24,800              --             $25,000
stock to initial stockholders as of
December 9, 2004 at $.0125 per share

Net Loss for the period                     --             --                --               (939)             (939)
                                       ---------------------------------------------------------------------------------
Balance at December 31, 2004            2,000,000         $200            $24,800          $  (939)           $24,061
                                       ---------------------------------------------------------------------------------
Unaudited :
Net loss                                                                                    (3,900)            (3,900)
                                       ---------------------------------------------------------------------------------
Balance at March 31, 2005               2,000,000         $200            $24,800          $(4,839)           $20,161
                                       =================================================================================


                                    See Notes to Unaudited Financial Statements.

                                             KBL HEALTHCARE ACQUISITION CORP. II
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                                         STATEMENT OF CASH FLOWS
                                                                     (unaudited)

--------------------------------------------------------------------------------



                                                  For the Three          For the period from
                                                   Months Ended           December 9, 2004
                                                  March 31, 2005           (inception) to
                                                    (unaudited)            March 31, 2005
-----------------------------------------------------------------------------------------------

CASH FLOW FROM OPERATING ACTIVITIES
  Net loss                                         $    (3,900)              $     (4,839)
  Increase/(Decrease) in accrued expenses                2,811                      3,750
-----------------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                   (1,089)                    (1,089)
-----------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable, stockholders            100,000                    100,000
  Proceeds from sale of shares of common stock            --                       25,000
  Payment of deferred offering costs                   (92,659)                  (117,659)
-----------------------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                7,341                      7,341
-----------------------------------------------------------------------------------------------

NET INCREASE IN CASH AND CASH AT END OF PERIOD     $     6,252               $      6,252
===============================================================================================


                                    See Notes to Unaudited Financial Statements.

                                          KBL HEALTHCARE ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                         NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                                                     (unaudited)

1. BASIS OF PRESENTATION   The financial statements at March 31, 2005 and for
                           the periods ended March 31, 2005 are unaudited. In
                           the opinion of management, all adjustments
                           (consisting of normal accruals) have been made that
                           are necessary to present fairly the financial
                           position of KBL Healthcare Acquisition Corp. II (the
                           "Company") as of March 31, 2005 and the results of
                           its operations and its cash flows for the three
                           months then ended and for the period from December 9,
                           2004 (inception) through March 31, 2005. Operating
                           results for the interim period presented are not
                           necessarily indicative of the results to be expected
                           for a full year.

                           The statements and related notes have been prepared
                           pursuant to the rules and regulations of the U.S.
                           Securities and Exchange Commission. Accordingly,
                           certain information and footnote disclosures normally
                           included in financial statements prepared in
                           accordance with generally accepted accounting
                           principles have been omitted pursuant to such rules
                           and regulations.

2. ORGANIZATION AND        The Company was incorporated on December 9, 2004 as a
   BUSINESS OPERATIONS     blank check company whose objective is to acquire an
                           operating business in the healthcare industry.

                           At March 31, 2005, the Company had not yet commenced
                           any operations. All activity through March 31, 2005
                           relates to the Company's formation and initial public
                           offering described below.

                           The Company's ability to commence operations was
                           contingent upon obtaining adequate financial
                           resources through a proposed public offering
                           ("Offering") which was consummated on April 27, 2005
                           and is discussed in Note 6. The Company's management
                           has broad discretion with respect to the specific
                           application of the net proceeds of this Offering,
                           although substantially all of the net proceeds of
                           this Offering are intended to be generally applied
                           toward consummating a business combination with an
                           operating business in the healthcare industry
                           ("Business Combination"). Upon the closing of the
                           Offering, and the underwriters' over-allotment
                           option, an aggregate of $49,168,000 was deposited in
                           an interest-bearing trust account ("Trust Fund")
                           until the earlier of (i) the consummation of a
                           Business Combination or (ii) liquidation of the
                           Company. Under the agreement governing the Trust
                           Fund, funds will only be invested in United States
                           government securities (Treasury Bills) with a
                           maturity of 180 days or less. The remaining net
                           proceeds (not held in the Trust Fund) may be used to
                           pay for business, legal and accounting due diligence
                           on prospective acquisitions and continuing general
                           and administrative expenses.

                                          KBL HEALTHCARE ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                         NOTES TO UNAUDITED FINANCIAL STATEMENTS

                           The Company, after signing a definitive agreement for
                           the acquisition of a target business, will submit
                           such transaction for stockholder approval. In the
                           event that stockholders owning 20% or more of the
                           shares sold in the Offering vote against the Business
                           Combination and exercise their conversion rights
                           described below, the Business Combination will not be
                           consummated. All of the Company's stockholders prior
                           to the Offering, including all of the officers and
                           directors of the Company ("Initial Stockholders"),
                           have agreed to vote their 2,000,000 founding shares
                           of common stock in accordance with the vote of the
                           majority in interest of all other stockholders of the
                           Company ("Public Stockholders") with respect to any
                           Business Combination. After consummation of a
                           Business Combination, these voting safeguards will no
                           longer be applicable.

                           With respect to a Business Combination which is
                           approved and consummated, any Public Stockholder who
                           voted against the Business Combination may demand
                           that the Company convert his or her shares. The per
                           share conversion price will equal the amount in the
                           Trust Fund as of two days prior to the consummation
                           of the proposed Business Combination divided by the
                           number of shares of common stock held by Public
                           Stockholders at the consummation of the Offering.
                           Accordingly, Public Stockholders holding 19.99% of
                           the aggregate number of shares owned by all Public
                           Stockholders may seek conversion of their shares in
                           the event of a Business Combination. Such Public
                           Stockholders are entitled to receive their per share
                           interest in the Trust Fund computed without regard to
                           the shares held by Initial Stockholders.

                           The Company's Amended and Restated Certificate of
                           Incorporation provides for mandatory liquidation of
                           the Company in the event that the Company does not
                           consummate a Business Combination within 18 months
                           from the date of the consummation of the Offering, or
                           24 months from the consummation of the Offering if
                           certain extension criteria have been satisfied. In
                           the event of liquidation, it is likely that the per
                           share value of the residual assets remaining
                           available for distribution (including Trust Fund
                           assets) will be less than the initial public offering
                           price per share in the Offering (assuming no value is
                           attributed to the Warrants contained in the Units
                           sold in the Offering discussed in Note 6).

3. NOTES PAYABLE,          The Company issued an aggregate of $100,000 unsecured
   STOCKHOLDER             promissory notes to an Initial Stockholder, who is
                           also an officer, in January and March 2005. The notes
                           were non-interest bearing and were payable on the
                           earlier of January 14, 2006 or the consummation of
                           the

                                          KBL HEALTHCARE ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                         NOTES TO UNAUDITED FINANCIAL STATEMENTS

                           Offering. These amounts were repaid in May 2005 out
                           of the proceeds of the Offering.

4. COMMITMENT              The Company presently occupies office space provided
                           by an affiliate of an Initial Stockholder. Such
                           affiliate has agreed that, until the acquisition of a
                           target business by the Company, it will make such
                           office space, as well as certain office and
                           secretarial services, available to the Company, as
                           may be required by the Company from time to time. The
                           Company has agreed to pay such affiliate $7,500 per
                           month for such services commencing on the effective
                           date of the Offering.

5. COMMON STOCK            Effective January 26, 2005 and March 24, 2005, the
                           Company's Board of Directors authorized a stock
                           dividend of 0.428571 shares of common stock and 0.6
                           shares of common stock, respectively, for each
                           outstanding share of common stock. On February 8,
                           2005, the Company's Certificate of Incorporation was
                           amended to increase the authorized shares of common
                           stock from 15,000,000 to 30,000,000 shares of common
                           stock. Additionally, on March 24, 2005, the Company's
                           Certificate of Incorporation was amended to increase
                           the authorized shares of common stock to 35,000,000
                           shares of common stock. All references in the
                           accompanying financial statements to the number of
                           shares of stock have been retroactively restated to
                           reflect these transactions.

6. INITIAL PUBLIC          On April 27, 2005, the Company sold 8,000,000 units
   OFFERING                ("Units") in the Offering. On April 29, 2005, the
                           Company sold an additional 1,200,000 Units pursuant
                           to the underwriters' over-allotment option. Each Unit
                           consists of one share of the Company's common stock,
                           $.0001 par value, and two Redeemable Common Stock
                           Purchase Warrants ("Warrants"). Each Warrant will
                           entitle the holder to purchase from the Company one
                           share of common stock at an exercise price of $5.00
                           commencing the later of the completion of a Business
                           Combination with a target business or one year from
                           the effective date of the Offering and expiring five
                           years from the date of the prospectus. The Warrants
                           will be redeemable, upon prior written consent of
                           EarlyBirdCapital, Inc., at a price of $.01 per
                           Warrant upon 30 days' notice after the Warrants
                           become exercisable, only in the event that the last
                           sale price of the common stock is at least $8.50 per
                           share for any 20 trading days within a 30 trading day
                           period ending on the third day prior to the date on
                           which notice of redemption is given. In connection
                           with this Offering, the Company issued an option, for
                           $100, to the representative of the underwriters to
                           purchase 400,000 Units at an exercise price of $7.50
                           per Unit. In addition, the Warrants underlying such
                           Units are exercisable at $6.25 per share.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion should be read in conjunction with the Company's
Consolidated Financial Statements and footnotes thereto contained in this report.

FORWARD LOOKING STATEMENTS

     The statements discussed in this Report include forward looking statements that involve risks and uncertainties, including the timely delivery and acceptance of the Company's products and the other risks detailed from time to time in the Company's reports filed with the Securities and Exchange Commission.

     We were formed on December 9, 2004, to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business in the healthcare industry. We intend to utilize cash derived from the proceeds of our recently completed public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

     For the period from December 9, 2004 (inception) through March 31, 2005, we had a net loss of $4,839, attributable to organization and formation expenses.

     We consummated our initial public offering on April 27, 2005. On April 29, we consummated the closing of an additional 1,200,000 units that were subject to the underwriters' over-allotment option. Gross proceeds from our initial public offering were $55,200,000. We paid a total of $4,272,000 in underwriting discounts and commissions, and approximately $491,000 was or will be paid for costs and expenses related to the offering. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $50,437,000, of which $49,168,000 was deposited into the trust account (or $5.344 per share sold in the offering). The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust fund to operate through April 27, 2007, assuming that a business combination is not consummated during that time. From April 27, 2005 through
April 27, 2007, we anticipate approximately $280,000 of expenses for legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiating of a business combination, $180,000 for the administrative fee payable to KBL Healthcare Management Inc. ($7,500 per month for two years), $150,000 for expenses for the due diligence and investigation of a target business, $40,000 of expenses in legal and accounting fees relating to our SEC reporting obligations and $610,000 for general working capital that will be used for miscellaneous expenses and reserves, including approximately $80,000 for director and officer liability insurance premiums. We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us.
We would only consummate such a financing simultaneously with the consummation of a business combination.

     Commencing on April 21, 2005 and ending upon the acquisition of a target business, we began incurring a fee from KBL Healthcare Management, Inc., an affiliate of Zachary Berk, O.D., our chairman of the board and president,
Marlene Krauss, M.D., our chief executive officer and secretary, and Michael

                                       10

Kaswan, our chief operating officer, of $7,500 per month for providing us with office space and certain general and administrative services. In addition, in
January and March 2005, Marlene Krauss advanced an aggregate of $100,000 to us for payment on our behalf of offering expenses. These loans were repaid following our initial public offering from the proceeds of the offering.

ITEM 3. CONTROLS AND PROCEDURES.

     An evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2005 was made under the supervision and with the participation of our management, including our chief executive officer and our chief operating officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                       11

                                    PART II.

                                OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY
SECURITIES

     On April 27, 2005, we consummated our initial public offering of 8,000,000
Units, with each unit consisting of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of
$5.00 per share. On April 29, 2005, we closed on an additional 1,200,000 units that were subject to the underwriters' over-allotment option. The units were sold at an offering price of $6.00 per unit, generating total gross proceeds of
$55,200,000. EarlyBirdCapital, Inc. acted as lead underwriter. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-121610). The Securities and Exchange
Commission declared the registration statement effective on April 21, 2005.

     We paid a total of $4,272,000 in underwriting discounts and commissions, and approximately $491,000 has been or will be paid for costs and expenses related to the offering.

     After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately
$50,437,000, of which $49,168,000 was deposited into a trust fund (or $5.344 per share sold in the offering) and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses.

ITEM 6: EXHIBITS

     (a)  Exhibits:

          31.1 - Section 302 Certification by CEO

          31.2 - Section 302 Certification by COO

          32.1 - Section 906 Certification by CEO

          32.2 - Section 906 Certification by COO

                                       12

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             KBL HEALTHCARE
                                             ACQUISITION CORP. II

Dated: June 6, 2005
                                             /s/ Marlene Krauss
                                             ------------------
                                             Marlene Krauss, M.D.
                                             Chief Executive Officer

                                             /s/ Michael Kaswan
                                             ------------------
                                             Michael Kaswan
                                             Chief Operating Officer

                                       13