Form 10QSB
period 2005-06-30
KBL Healthcare Acquisition Corp. II
filed 2005-08-15
CIK 1314772

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2005
                                            -------------

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
Yes [ ] No [X]

     As of August 15, 2005, 11,200,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                                                            Page
                                                                            ----
Part I:  Financial Information:

         Item 1 - Financial Statements (Unaudited):

                  Balance Sheet                                                3

                  Statements of Operations                                     4

                  Statements of Stockholders' Equity                           5

                  Statements of Cash Flows                                     6

                  Notes to Financial Statements                                7

         Item 2 - Management's Discussion and Analysis or
                  Plan of Operation                                           11

         Item 3 - Controls and Procedures                                     12

Part II. Other Information

         Item 2 - Unregistered Sales of Equity Securities and
                  Use of Proceeds                                             13

         Item 6 - Exhibits                                                    13

Signatures                                                                    14

                                             KBL HEALTHCARE ACQUISITION CORP. II
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)
                                                                   BALANCE SHEET
--------------------------------------------------------------------------------

                                                   AS OF            AS OF
                                               JUNE 30, 2005   DECEMBER 31, 2004
--------------------------------------------------------------------------------
                                                (unaudited)
ASSETS
  Cash                                         $   1,130,680     $        --
  Amounts held in trust
      Cash held in trust                           6,768,389              --
      US Government Securities- Treasury Bill     42,399,612              --
      Accrued Interest - trust fund                  222,252              --
                                               ---------------------------------
    Total held in trust:                          49,390,253              --

  Prepaid expenses                                   107,454              --
  Deferred offering costs                                 --          25,000
--------------------------------------------------------------------------------
TOTAL ASSETS                                   $  50,628,387     $    25,000
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued expenses      $      15,000     $       939
    Deferred Trust Income                             44,428              --
    Capital and Income Tax Payable                    68,335              --
--------------------------------------------------------------------------------
TOTAL LIABILITIES                                    127,763              --
--------------------------------------------------------------------------------
COMMON STOCK, SUBJECT TO POSSIBLE CONVERSION,
  1,839,080 SHARES AT CONVERSION VALUE             9,828,683              --

COMMITMENT

STOCKHOLDERS' EQUITY
  Preferred stock, $.0001 par value, Authorized
    1,000,000 shares; none issued
  Common stock, $.0001 par value
    Authorized 35,000,000 shares
    Issued and outstanding 11,200,000 shares
    (which include 1,839,080 subjection to
    possible conversion) and 2,000,000
    respectively                                       1,120             200

  Additional paid-in capital                      40,632,126          24,800
  Income/(Deficit) accumulated during
    the development stage                             38,695            (939)
--------------------------------------------------------------------------------

  TOTAL STOCKHOLDERS' EQUITY                      40,671,941          24,061
--------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $  50,628,387      $   25,000
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
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                                         STATEMENT OF OPERATIONS
                                                                     (Unaudited)
--------------------------------------------------------------------------------



                                        For the three                               For the Period
                                           months            For the six months    December 9, 2004
                                       April 1, 2005 to     January 1, 2005 to        (inception)
                                        June 30, 2005          June 30, 2005       to June 30, 2005
--------------------------------------------------------------------------------------------------------
INCOME:

    Interest                             $     177,825          $    177,825          $    177,825
-----------------------------------------------------------------------------------------------------

TOTAL INCOME:                                  177,825               177,825               177,825
-----------------------------------------------------------------------------------------------------

EXPENSES:
    Professional Fees                            9,136                12,886                12,886
    Franchise and Capital Taxes                 47,070                47,070                47,209
    Administrative fees                         17,500                17,500                17,500
    Dues and Subscriptions                       6,563                 6,563                 6,563
    Insurance                                   18,333                18,333                18,333
    Other operating expenses                    14,424                14,574                15,374
-----------------------------------------------------------------------------------------------------

TOTAL EXPENSES                                 113,026               116,926               117,865
-----------------------------------------------------------------------------------------------------

INCOME BEFORE TAXES                             64,799                60,899                59,960

PROVISION FOR INCOME TAXES                      21,265                21,265                21,265
-----------------------------------------------------------------------------------------------------

NET INCOME                              $       43,534         $      39,634         $      38,695
=====================================================================================================
NET INCOME PER SHARE BASIC
AND DILUTED                             $          .01         $         .02         $         .02
=====================================================================================================

WEIGHTED AVERAGE SHARES OUTSTANDING          8,632,967             1,721,854             1,758,621
=====================================================================================================


                                     See Notes to Unaudited Financial Statements

                                             KBL HEALTHCARE ACQUISITION CORP. II
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                               STATEMENT OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

For the period from December 9, 2004 (inception) to June 30, 2005



                                                                                                   Deficit
                                                                                                 Accumulated
                                                      Common Stock                               During the
                                                      ------------          Addition paid-in     Development
                                                  Shares         Amount         capital             Stage           Total
                                              ----------------------------------------------------------------------------------

Sale of 2,000,000 shares of common stock to
  initial stockholders as of December 9, 2004
  at $.02857 per share                           2,000,000          $200          $24,800               --            $25,000

    Net Loss for the period                             --            --               --             (939)              (939)
                                              ----------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2004                     2,000,000          $200          $24,800            $(939)           $24,061
                                              ----------------------------------------------------------------------------------
Unaudited:

Sale of 9,200,000 units, net of
  underwriters' discount and offering
  expenses (included 1,839,080 shares
  subject to possible conversion)                9,200,000           920       50,435,909               --         50,436,829

Proceeds subject to possible conversion if
  1,839,080 shares                                      --            --       (9,828,683)              --         (9,828,683)

Proceeds from issuance of option                        --            --              100               --                100

Net income for the period                               --            --               --           39,634             39,634
                                              ---------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2005                        11,200,000        $1,120      $40,632,126          $38,695        $40,671,941
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
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                                         STATEMENT OF CASH FLOWS
                                                                     (Unaudited)
--------------------------------------------------------------------------------



                                                                          For the period from
                                                 For the six months        December 9, 2004
                                                   January 1, 2005          (inception) to
                                                  to June 30, 2005           June 30, 2005
---------------------------------------------------------------------------------------------

CASH FLOW FROM OPERATING ACTIVITIES
  Net income                                         $     39,634            $     38,695

Adjustments to reconcile net income to net
cash used in operating activities:

  Accrued interest income on trust account               (222,252)               (222,252)
  Increase in prepaid expenses                           (107,454)               (107,454)
  Increase in accrued expenses                             14,200                  15,000
  Increase in deferred trust income                        44,428                  44,428
  Increase in capital and income tax payable               68,196                  68,335
---------------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                    (163,248)               (163,248)
---------------------------------------------------------------------------------------------

CASH FLOW FROM INVESTING ACTIVITIES
  Investments held in Trust Fund                      (49,168,001)            (49,168,001)
---------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Gross proceeds                                       55,200,000              55,200,000
  Proceeds from issuance of options                           100                     100
  Proceeds from notes payable, stockholders               100,000                 100,000
  Payment of notes payable stockholders                  (100,000)               (100,000)
  Proceeds from sale of shares of common stock                 --                  25,000
  Payment of offering costs                            (4,738,171)             (4,763,171)
---------------------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES              50,461,929              50,461,929
---------------------------------------------------------------------------------------------

NET INCREASE IN CASH                                    1,130,680               1,130,680
CASH AT BEGINNING OF THE PERIOD                                --                      --
---------------------------------------------------------------------------------------------
CASH AT THE END OF THE PERIOD                        $  1,130,680            $  1,130,680
=============================================================================================


                                    See Notes to Unaudited Financial Statements.

                                          KBL HEALTHCARE ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                         NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION     The financial statements at June 30, 2005 and
                              for the periods ended June 30, 2005 are
                              unaudited. In the opinion of management, all
                              adjustments (consisting of normal accruals) have
                              been made that are necessary to present fairly
                              the financial position of KBL Healthcare
                              Acquisition Corp. II (the "Company") as of June
                              30, 2005 and the results of its operations for
                              the three-month and six-months ended June 30,
                              2005 and the period from December 9, 2004
                              (inception) to June 30, 2005, its cash flow for
                              the six-months ended June 30, 2005 and the
                              period from December 9, 2004 (inception) through
                              June 30, 2005 and its stockholders' equity for
                              the six months ended June 30, 2005. Operating
                              results for the interim period presented are not
                              necessarily indicative of the results to be
                              expected for a full year.

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

2.  ORGANIZATION AND          The Company was incorporated on December 9, 2004
    BUSINESS OPERATIONS       as a blank check company whose objective is to
                              acquire an operating business in the healthcare
                              industry.

                              At June 30, 2005, the Company had not yet
                              commenced any operations. All activity through
                              June 30, 2005 relates to the Company's formation
                              and initial public offering described below.

                              The registration statement for the Company's
                              initial public offering ("Offering") was declared
                              effective April 21, 2005. The Company consummated
                              the Offering on April 27, 2005 - see Note 7. The
                              Company's management has broad discretion with
                              respect to the specific application of the net
                              proceeds of this Offering, although substantially
                              all of the net proceeds of this Offering are
                              intended to be generally applied toward
                              consummating a business combination with an
                              operating business in the healthcare industry
                              ("Business Combination"). Upon the closing of the
                              Offering, and the underwriters' over-allotment
                              option, an aggregate of $49,168,000 was deposited
                              in an interest-bearing trust account ("Trust
                              Fund") until the earlier of (i) the consummation
                              of a Business Combination or (ii) liquidation of
                              the Company. Under the agreement governing the
                              Trust Fund, funds will only be invested in United
                              States government securities (Treasury Bills) with
                              a maturity of 180 days or less. The treasury bills
                              have been accounted for as trading securities,
                              which are held at their market value of
                              approximately $42,622,000. In addition, the
                              Company had approximately $6,768,000 of cash held
                              in trust at June 30, 2005. Subsequent to June 30,
                              2005 the Company purchased an additional
                              $6,768,000 in Treasury bills from cash held in
                              trust. The remaining net proceeds (not held in the
                              Trust Fund) may be used to pay for business, legal
                              and accounting due diligence on prospective
                              acquisitions and continuing general and
                              administrative expenses.

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
                              Stockholders are entitled to receive their
                              per-share interest in the Trust Fund computed
                              without regard to the shares held by Initial
                              Stockholders. Accordingly, a portion of the net
                              proceeds from the offering (19.99% of the amount
                              originally held in the Trust Fund) has been
                              classified as common stock subject to possible
                              redemption in tha accompanying June 30, 2005
                              balance sheet and 19.99% of the related interest
                              earned on the Treasury Bill has been recorded as
                              deferred interest.

                              The Company's Amended and Restated Certificate of
                              Incorporation provides for mandatory liquidation
                              of the Company in the event that the Company does
                              not consummate a Business Combination within 18
                              months from the date of the consummation of the
                              Offering, or 24 months from the consummation of
                              the Offering if certain extension criteria have
                              been satisfied. In the event of liquidation, it is
                              likely that the per share value of the residual
                              assets remaining available for distribution
                              (including Trust Fund assets) will be less than
                              the initial public offering price per share in the
                              Offering (assuming no value is attributed to the
                              Warrants contained in the Units sold in the
                              Offering discussed in Note 7).

3.  DEFERRED OFFERING         Deferred offering costs consist principally of
    COSTS                     legal and underwriting fees incurred through the
                              balance sheet date that are related to the
                              Offering and were charged to capital upon the
                              receipt of the capital raised.

                                          KBL HEALTHCARE ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                         NOTES TO UNAUDITED FINANCIAL STATEMENTS

4.  NOTES PAYABLE,            The Company issued an aggregate of $100,000
    STOCKHOLDER               unsecured promissory notes to an Initial
                              Stockholder, who is also an officer, in January
                              and March 2005. The notes were non-interest
                              bearing and were payable on the earlier of January
                              14, 2006 or the consummation of the Offering.
                              These amounts were repaid in May 2005 out of the
                              proceeds of the Offering.

5.  COMMITMENT                The Company presently occupies office space
                              provided by an affiliate of an Initial
                              Stockholder. Such affiliate has agreed that, until
                              the acquisition of a target business by the
                              Company, it will make such office space, as well
                              as certain office and secretarial services,
                              available to the Company, as may be required by
                              the Company from time to time. The Company has
                              agreed to pay such affiliate $7,500 per month for
                              such services commencing on the effective date of
                              the Proposed Offering.

6.  COMMON STOCK              Effective January 26, 2005 and March 24, 2005, the
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

7.  INITIAL PUBLIC OFFERING   On April 27, 2005, the Company sold 8,000,000
                              units ("Units") in the Offering. On April 29,
                              2005, the Company sold an additional 1,200,000
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

     For the period from December 9, 2004 (inception) through June 30, 2005, we had a net gain of $38,695 attributable to interest income on the trust fund net of organization and formation expenses.

     We consummated our initial public offering on April 27, 2005. On April 29, we consummated the closing of an additional 1,200,000 units that were subject to the underwriters' over-allotment option. Gross proceeds from our initial public offering were $55,200,000. We paid a total of $4,272,000 in underwriting discounts and commissions, and approximately $491,000 was paid for costs and expenses related to the offering. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $50,437,000, of which $49,168,000 was deposited into the trust account (or $5.344 per share sold in the offering). The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust fund to operate through April 27, 2007, assuming that a business combination is not consummated during that time. From April 27, 2005 through
April 27, 2007, we anticipate approximately $280,000 of expenses for legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiating of a business combination, $180,000 for the administrative fee payable to KBL Healthcare Management Inc. ($7,500 per month for two years), $150,000 for expenses for the due diligence and investigation of a target business, $40,000 of expenses in legal and accounting fees relating to our SEC reporting obligations and $619,000 for general working capital that will be used for miscellaneous expenses and reserves, including approximately $80,000 for director and officer liability insurance premiums. We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us.
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

                                    PART II.

                                OTHER INFORMATION

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

     For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Form 10-QSB.

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

                                                  KBL HEALTHCARE
                                                  ACQUISITION CORP. II

Dated: August 15, 2005
                                                  /s/ Marlene Krauss, M.D.
                                                  ------------------------
                                                  Marlene Krauss, M.D.
                                                  Chief Executive Officer
-/

                                                  /s/ Michael Kaswan
                                                  ------------------
                                                  Michael Kaswan
                                                  Chief Operating Officer

