Form 10QSB
period 2005-09-30
KBL Healthcare Acquisition Corp. II
filed 2005-11-14
CIK 1314772

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X|      Quarterly report under Section 13 or 15(d) of the Securities Exchange
         Act of 1934

         For the quarterly period ended September 30, 2005
                                        ------------------

|_|      Transition report under Section 13 or 15(d) of the Exchange Act

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
                     (Address of Principal Executive Office)

                                 (212) 319-5555
                (Issuer's Telephone Number, Including Area Code)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

     As of November 14, 2005, 11,200,000 shares of common stock, par value
$.0001 per share, were issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                      Page
                                      ----
Part I:  Financial Information:

       Item 1 -Financial Statements (Unaudited):

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

                                             KBL HEALTHCARE ACQUISITION CORP. II
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)
                                                                   BALANCE SHEET

                                                                                    As of            As of
                                                                              September 30, 2005  December 31,
                                                                                  (unaudited)         2004
----------------------------------------------------------------------------------------------------------------

ASSETS
          Cash                                                                   $      902,491    $       -
          Amounts held in trust
                Cash held in trust                                                          592            -
                US Government Securities- Treasury Bill                              49,197,361            -
                Accrued Interest - trust fund                                           608,315            -
                                                                                   -------------     --------
Total held in trust                                                                  49,806,268            -

          Prepaid expenses                                                               74,080            -
          Computer Equipment                                                              4,335            -
          Deferred offering costs                                                             -       25,000
----------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                     $   50,787,174    $  25,000
----------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
          Accounts payable and accrued expenses                                  $       42,934    $     939
          Deferred Trust Income                                                         127,589            -
                                                                                   -------------     --------

TOTAL LIABILITIES                                                                       170,523          939
                                                                                   -------------     --------

COMMON STOCK, SUBJECT TO POSSIBLE CONVERSION,
   1,839,080 SHARES AT CONVERSION VALUE                                               9,828,683            -
                                                                                   -------------     --------

COMMITMENT
STOCKHOLDERS' EQUITY
      Preferred stock, $.0001 par value, Authorized
          1,000,000 shares; none issued
      Common stock, $.0001 par value
          Authorized 35,000,000 shares
          Issued and outstanding 11,200,000 shares (which include
          1,839,080 subject to possible conversion) and 2,000,000                         1,120          200
           respectively
      Additional paid-in capital                                                     40,632,501       24,800
      Income/(Deficit) accumulated during the development stage                         154,347         (939)
      ----------------------------------------------------------------------------------------------------------

         TOTAL STOCKHOLDERS' EQUITY                                                  40,787,968       24,061
----------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $   50,787,174    $  25,000
----------------------------------------------------------------------------------------------------------------

                  See Notes to Unaudited Financial Statements.

                                             KBL HEALTHCARE ACQUISITION CORP. II
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                                         STATEMENT OF OPERATIONS
                                                                     (UNAUDITED)

                                                      For the Three    For the Nine Months     For the period
                                                      Months Ended     Ended September 30,    December 09, 2004
                                                      September 30,         2005               (inception) to
                                                          2005                                September 30, 2005
---------------------------------------------------------------------------------------------------------------------

INCOME:
                  Interest                           $    333,930       $    511,755              $   511,755
---------------------------------------------------------------------------------------------------------------------

TOTAL INCOME:                                             333,930            511,755                  511,755
---------------------------------------------------------------------------------------------------------------------

EXPENSES:
                  Professional Fees                        26,485             39,371                   39,371
                  Franchise and Capital Taxes                 150             47,220                   47,359
                  Administrative fees                      22,500             40,000                   40,000
                  Dues and Subscriptions                   15,562             22,125                   22,125
                  Insurance                                27,500             45,833                   45,833
                  Other operating expenses                 16,791             31,365                   32,165
                                                       -----------        -----------               ----------

TOTAL EXPENSES                                            108,988            225,914                  226,853
---------------------------------------------------------------------------------------------------------------------

INCOME BEFORE TAXES                                       224,942            285,841                  284,902

PROVISION FOR INCOME TAXES                                109,290            130,555                  130,555
                                                       -----------        -----------               ----------

NET INCOME                                           $    115,652       $    155,286              $   154,347
---------------------------------------------------------------------------------------------------------------------

NET INCOME PER SHARE BASIC AND
 DILUTED                                             $       0.01       $       0.02              $      0.02
                                                       -----------        -----------               ----------

WEIGHTED AVERAGE SHARES
 OUTSTANDING                                           11,200,000          7,311,355                6,898,649
---------------------------------------------------------------------------------------------------------------------

                   See Notes to Unaudited Financial Statements

                                        4

                                             KBL HEALTHCARE ACQUISITION CORP. II
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                               STATEMENT OF STOCKHOLDERS' EQUITY

     For the period from December 9, 2004 (inception) to September 30, 2005

                                                                                                    (Deficit)/Income
                                                                                                      accumulated
                                                          Common Stock                                 during the
                                                          ------------            Additional paid-     development
                                                     Shares         Amount          in Capital            stage             Total
                                                    --------------------------------------------------------------------------------

             Sale of 2,000,000 shares of common
            stock to initial stockholders as of
          December 9, 2004 at $.02857 per share      2,000,000          $ 200          $ 24,800           ---             $ 25,000

                        Net loss for the period            ---            ---               ---          $ (939)              (939)

                                                    --------------------------------------------------------------------------------
                     Balance, December 31, 2004      2,000,000            200            24,800            (939)            24,061
                                                    ================================================================================

  Sale of 9,200,000 units, net of underwriters'
       discount and offering expenses (includes
1,839,080 shares subject to possible conversion)     9,200,000            920        50,436,284           ---           50,437,204

     Proceeds subject to possible conversion of
                               1,839,080 shares           ---             ---        (9,828,683)          ---           (9,828,683)

              Proceeds from issuance of options           ---             ---               100                                100

                      Net income for the period           ---             920        40,607,701         155,286            155,286
                                                    --------------------------------------------------------------------------------

                  Balance at September 30, 2005     11,200,000        $ 1,120      $ 40,632,501       $ 154,347        $40,787,968
                                                    ================================================================================

                   See Notes to Unaudited Financial Statements

                                        5

                                             KBL HEALTHCARE ACQUISITION CORP. II
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                                         STATEMENT OF CASH FLOWS
                                                                     (UNAUDITED)

                                                                 For the Nine              For the period from
                                                                 Months Ended                December 9, 2004
                                                                 September 30,               (inception) to
                                                                    2005                   September 30, 2005
--------------------------------------------------------------------------------------------------------------

CASH FLOW FROM OPERATING ACTIVITIES
         Net income                                            $     155,286                    $    154,347
Adjustments to reconcile net income to
net cash used in operating activities:
         Accrued interest income on trust account                   (608,315)                       (608,315)
         Decrease in prepaid expenses                                (74,080)                        (74,080)
         Increase/(Decrease) in accrued expenses                      42,134                          42,934
         Increase in deferred trust income                           127,589                         127,589
         Increase in capital and income tax payable                     (139)                              -
--------------------------------------------------------------------------------------------------------------
NET CASH FLOWS USED IN OPERATING ACTIVITIES                         (357,525)                       (357,525)
--------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
         Computer equipment                                           (4,335)                         (4,335)
         Cash Held in Trust                                             (592)                           (592)
         Investments held in trust fund                          (49,197,361)                    (49,197,361)
--------------------------------------------------------------------------------------------------------------
NET CASH FLOWS USED IN INVESTING ACTIVITIES                      (49,202,288)                    (49,202,288)
--------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
         Gross proceeds                                           55,200,000                      55,200,000
         Proceeds from issuance of options                               100                             100
         Proceeds from notes payable, stockholders                   100,000                         100,000
         Payment of notes payable, stockholders                     (100,000)                       (100,000)
         Proceeds from sale of shares of common stock                      -                          25,000
         Payment of offering costs                                (4,737,796)                     (4,762,796)
--------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                         50,462,304                      50,462,304
--------------------------------------------------------------------------------------------------------------

NET INCREASE IN CASH                                                 902,491                         903,083

CASH AT BEGINNING OF THE PERIOD                                            -                               -
--------------------------------------------------------------------------------------------------------------
CASH AT THE END OF THE PERIOD                                  $     902,491                    $    903,083
--------------------------------------------------------------------------------------------------------------

                  See Notes to Unaudited Financial Statements.

                                          KBL HEALTHCARE ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                         NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION       The financial statements at September 30, 2005
                                 and for the periods ended September 30, 2005
                                 are unaudited. In the opinion of management,
                                 all adjustments (consisting of normal accruals)
                                 have been made that are necessary to present
                                 fairly the financial position of KBL Healthcare
                                 Acquisition Corp. II (the "Company") as of
                                 September 30, 2005 and the results of its
                                 operations for the three month and nine months
                                 ended September 30, 2005 and the period from
                                 December 9, 2004 (inception) to September 30,
                                 2005, its cash flow for the nine months ended
                                 September 30, 2005 and the period from December
                                 9, 2004 (inception) through September 30, 2005
                                 and its stockholders equity for the nine months
                                 ended September 30, 2005. Operating results for
                                 the interim period presented are not
                                 necessarily indicative of the results to be
                                 expected for a full year.

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

2.   ORGANIZATION AND BUSINESS   The Company was incorporated on December 9,
     OPERATIONS                  2004 as a blank check company whose objective
                                 is to acquire an operating business in the
                                 healthcare industry.

                                 The registration statement for the Company's
                                 initial public offering ("Offering") was
                                 declared effective April 21, 2005. The Company
                                 consummated the Offering on April 27, 2005 (see
                                 Note 7). The Company's management has broad
                                 discretion with respect to the specific
                                 application of the net proceeds of this
                                 Offering, although substantially all of the net
                                 proceeds of this Offering are intended to be
                                 generally applied toward consummating a
                                 business combination with an operating business
                                 in the healthcare industry ("Business
                                 Combination"). Upon the closing of the
                                 Offering, and the underwriters' over-allotment
                                 option, an aggregate of $49,168,000, was
                                 deposited in an interest-bearing trust account
                                 ("Trust Fund") until the earlier of (i) the
                                 consummation of a Business Combination or (ii)
                                 liquidation of the Company. Under the agreement
                                 governing the Trust Fund, funds will only be
                                 invested in United States government securities
                                 (Treasury Bills) with a maturity of 180 days or
                                 less. The treasury bills have been accounted
                                 for as trading securities, which are held at
                                 their market value of approximately
                                 $49,805,676. The remaining net proceeds (not
                                 held in the Trust Fund) may be used to pay for
                                 business, legal and accounting due diligence on
                                 prospective acquisitions and continuing general
                                 and administrative expenses.

                                        7

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
                                 Stockholders are entitled to receive their
                                 per-share interest in the Trust Fund computed
                                 without regard to the shares held by Initial
                                 Stockholders. Accordingly, a portion of the net
                                 proceeds from the Offering (19.99% of the
                                 amount originally held in the Trust Fund) has
                                 been classified as common stock subject to
                                 possible conversion in the accompanying
                                 September 30, 2005 balance sheet and 19.99% of
                                 the related interest earned on the Treasury
                                 Bill has been recorded as deferred interest.

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

                                          KBL HEALTHCARE ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                         NOTES TO UNAUDITED FINANCIAL STATEMENTS

3.   DEFERRED OFFERING COSTS     Deferred offering costs consisted principally
                                 of legal and underwriting fees incurred through
                                 the balance sheet date that are related to the
                                 Offering and were charged to capital upon the
                                 receipt of the capital raised.

4.   NOTES PAYABLE, STOCKHOLDER  The Company issued an aggregate of $100,000 unsecured promissory notes to an Initial
                                 Stockholder, who is also an officer, in January
                                 and March 2005. The notes were non-interest
                                 bearing and were payable on the earlier of
                                 January 14, 2006 or the consummation of the
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
                                 Through September 30, 2005, the Company has
                                 expensed $40,000 relating to this agreement.

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

                                 As of September 30, 2005, 19,600,000 shares of
                                 common stock were reserved for issuance upon
                                 exercise of redeemable warrants and
                                 underwriter's unit purchase option.

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

                                       10

TEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion should be read in conjunction with the Company's
Consolidated Financial Statements and footnotes thereto contained in this report.

FORWARD LOOKING STATEMENTS

     The statements discussed in this Report include forward looking statements that involve risks and uncertainties detailed from time to time in the Company's reports filed with the Securities and Exchange Commission.

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

     For the three months ended September 30, 2005, we had a net income of
$115,652, attributable to interest income on the trust fund net of organization and formation expenses

     For the period from December 9, 2004 (inception) through September 30,
2005, we had a net income of $154,347, attributable to interest income on the trust fund net of organization and formation expenses.

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

                                       11

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

ITEM 3.  CONTROLS AND PROCEDURES.

     An evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2005 was made under the supervision and with the participation of our management, including our chief executive officer and our chief operating officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                       12

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

     We paid a total of $4,272,000 in underwriting discounts and commissions, and approximately $491,000 has been paid for costs and expenses related to the offering.

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

                                       13

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     KBL HEALTHCARE
                                                     ACQUISITION CORP. II

Dated:  November 14, 2005
                                                     /s/ Marlene Krauss, M.D.
                                                     ------------------------
                                                     Marlene Krauss, M.D.
                                                     Chief Executive Officer

                                                     /s/ Michael Kaswan
                                                     -----------------------
                                                     Michael Kaswan
                                                     Chief Operating Officer