Form 10KSB
period 2005-12-31
KBL Healthcare Acquisition Corp. II
filed 2006-04-13
CIK 1314772

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934

FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2005

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER 000-51228

                       KBL HEALTHCARE ACQUISITION CORP. II
                 (Name of Small Business Issuer in Its Charter)

                    DELAWARE                                 20-1994619
            (State of Incorporation)                   (Small Business Issuer
                                                    I.R.S. Employer I.D. Number)

757 THIRD AVENUE, 21ST FLOOR, NEW YORK, NEW YORK                10017
    (Address of principal executive offices)                 (zip code)

                                 (212) 319-5555
                (Issuer's Telephone Number, Including Area Code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
       Units consisting of one share of Common Stock, par value $.0001 per share, and two Warrants Common Stock, $.0001 par value per share
                   Warrants to purchase shares of Common Stock

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [_] No [X]

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirement for the past 90 days. Yes [X] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of
Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act) Yes [X] No [_]

Issuer's revenues for the fiscal year ended December 31, 2005 were $0.

As of April 12, 2006, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $49,956,000.

As of April 12, 2006, there were 11,200,000 shares of Common Stock, $.0001 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

          KBL Healthcare Acquisition Corp. II is a blank check company formed on
December 9, 2004 to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business in the healthcare industry.

          On April 27, 2005, we closed our initial public offering of 8,000,000 units with each unit consisting of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of
$5.00 per share. On April 29, 2005, we consummated the closing of an additional
1,200,000 units which were subject to the over-allotment option. The units were sold at an offering price of $6.00 per unit, generating total gross proceeds of
$55,200,000. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $50,437,000, of which $49,168,000 was deposited into the trust account and the remaining proceeds ($1,269,000) became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. Through
December 31, 2005, we have used approximately $641,000 of the net proceeds that were not deposited into the trust fund to pay operating expenses. The net proceeds deposited into the trust fund remain on deposit in the trust fund earning interest. As of December 31, 2005, there was $50,281,103 held in the trust fund.

          We are not presently engaged in, and we will not engage in, any substantive commercial business until we consummate a business combination. We intend to utilize our cash, including the funds held in the trust fund, capital stock, debt or a combination of the foregoing in effecting a business combination. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself.
These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth.

HEALTHCARE INDUSTRY

          The healthcare industry constitutes a large and growing segment of the
United States economy. According to "Modern Healthcare's By the Numbers"
(December 20, 2004), the HHS has found that healthcare expenditures in the
United States have increased consistently during the last twenty-five years, rising from $245.8 billion in 1980 to a projected $1,920.8 billion in 2005.
Expressed as a percentage of GDP, national healthcare spending has increased from 8.8% in 1980 to a projected 15.7% in 2005. HHS expects that the healthcare industry will continue to grow both in absolute dollars and as a percentage of
GDP and projects that by the year 2013, healthcare expenditures in the United
States could increase to as much as $3,358.1 billion or 18.4% of GDP. The substantial growth in national healthcare spending has had, and management expects it to continue to have, an impact on every major sector of the healthcare industry.

          We believe that the growth and opportunity in the healthcare industry has been driven and will continue to be driven by several key trends, including:

          o    Technological Advances. Our management believes technological advances create significant new markets and alter the competitive dynamics of established industries and markets. Technology and innovation have significantly changed the scope, practice and delivery of medicine. The last decade has also been typified by the introduction of scores of major new device, diagnostic, pharmaceutical and biotechnology products, leading to the
               creation of entirely new markets.

          o    Demographic Shift to an Elderly Population. The size of the elderly population, the segment with the largest per capita usage of healthcare services, is increasing more rapidly than the rest of the population. According to the Federal Interagency Forum on
               Aging-Related Statistics, citing the U.S. Census Bureau, in 1970, approximately 9.9% of the U.S. population was aged 65 and older;
               by 2000, this number had risen to 12.7% of the population; and by the year 2030, the over-65 segment is expected to account for
               20.0% of the population.

          o    Fragmentation. Our management believes the fragmentation of the healthcare industry encourages entrepreneurial activity and provides opportunities for industry consolidation. Aggregating smaller companies offers the potential to bring them economies of scale, distribution capabilities, corporate efficiency and increased capital resources.

          o    Consumerism. Once passive participants in the healthcare process, our management believes that individual consumers have become increasingly vocal in recent years. They are challenging health plans that deny treatment, opting for plans that provide enhanced choice, demanding information about providers and quality of care, demonstrating a readiness to comparison shop on the basis of price and paying out-of-pocket for cosmetic and other elective procedures.

          o    Internationalization. In our management's business judgment, healthcare companies will continue to experience major
               international growth opportunities as a result of growing
               worldwide demand for healthcare products and services, heightened awareness of the importance and potential of international markets, which often offer a less-expensive and faster regulatory path for their products, and the increasing availability of a low-cost pool of scientific talent to perform product development and clinical research.

          o    Limited liquidity for private healthcare companies. There is a significant lack of liquidity for most private healthcare
               companies. According to Dow Jones VentureSource, 2,142
               venture-backed healthcare companies raised venture capital financing rounds from 2001 through 2004. During the same time period, 66 venture-backed healthcare companies completed an initial public offering and 194 were acquired via merger and acquisition. In addition, the average time (across all
               industries) from first venture round to initial public offering increased from 4.5 years in 2001 to 5.5 years in 2004 and to merger and acquisition from 2.0 years in 2001 to 4.7 years in
               2004.

          Although we may consider a target business in any segment of the healthcare industry, we are currently concentrating our search for an acquisition candidate on companies in the following segments:

          o    Healthcare services and delivery;

          o    Medical equipment, devices and supplies;

          o    Healthcare information technology;

          o    Pharmaceuticals;

          o    Biotechnology therapeutics; and

          o    Diagnostics.

SELECTION OF A TARGET BUSINESS AND STRUCTURING OF A BUSINESS COMBINATION

          We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community, who may present solicited or unsolicited proposals. Our officers, directors and special advisors as well as their affiliates may also bring to our attention target business candidates that they become aware of through their business contacts. We have, and may again in the future, engage professional firms that specialize in business acquisitions to assist us in our search for a target business. If we do, we may be required to pay such firm a finder's fee or other compensation. In no event, however, will we pay any of our initial officers, directors or stockholders (collectively, our "Founders") or any entity with which they are affiliated any finder's fee or other compensation for services rendered to us prior to, or for any services they render in order to effectuate, the consummation of a business combination.

          Subject to the requirement that the target business must be in the healthcare industry and have a fair market value that is at least 80% of our net assets at the time of such acquisition, our management has virtually unrestricted flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business, our management considers, among other factors, the following:

          o    financial condition and results of operation;

          o    growth potential;

          o    experience and skill of management and availability of additional personnel;

          o    capital requirements;

          o    competitive position;

          o    barriers to entry into other industries;

          o    stage of development of the products, processes or services;

          o    degree of current or potential market acceptance of the products, processes or services;

          o    proprietary features and degree of intellectual property or other protection of the products, processes or services;

          o    regulatory environment of the industry; and

          o    costs associated with effecting the business combination.

          These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we conduct extensive due diligence reviews which encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which will be made available to us.

FAIR MARKET VALUE OF TARGET BUSINESS

          The initial target business that we acquire must have a fair market value equal to at least 80% of our net assets at the time of such acquisition.
The fair market value of such business will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow and book value. If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm with respect to the satisfaction of such criteria. We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business has sufficient fair market value.

OPPORTUNITY FOR STOCKHOLDER APPROVAL OF BUSINESS COMBINATION

          Prior to the completion of a business combination, we will submit the transaction to our stockholders for approval, even if the nature of the acquisition is such as would not ordinarily require stockholder approval under applicable state law. In connection with seeking stockholder approval of a business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, which, among other matters, will include a description of the operations of the target business and audited historical financial statements of the business.

          In connection with the vote required for any business combination, our
Founders have agreed to vote their respective shares of common stock owned by them immediately prior to our initial public offering ("Founder Shares") in accordance with the vote of the majority of the shares of our common stock sold in such offering ("IPO Shares"). This voting arrangement shall not apply to any shares included in units purchased by our Founders in our initial public offering or purchased by them after such offering in the open market. We will proceed with the business combination only if a majority of the IPO Shares present at the meeting to approve the business combination are voted for the approval of such business combination and stockholders holding less than 20% of the IPO Shares exercise their conversion rights.

CONVERSION RIGHTS

          At the time we seek stockholder approval of any business combination, we will offer the holders of IPO Shares the right to have such shares converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. The actual per-share conversion price will be equal to the amount in the trust fund, inclusive of any interest, as of two business days prior to the consummation of the business combination, divided by the total number of IPO Shares. As of December 31, 2005, the per-share conversion price would have been approximately $5.47. An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the business combination and the business combination is approved and completed. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting. It is anticipated that the funds to be distributed to stockholders entitled to convert their shares who elect conversion will be distributed promptly after completion of a business combination. We will not complete any business combination if stockholders owning 20% or more of the IPO Shares exercise their conversion rights. Holders of IPO Shares who convert their stock into their share of the trust fund still have the right to exercise any warrants they continue to hold that they purchased as part of the units.

LIQUIDATION IF NO BUSINESS COMBINATION

          If we do not complete a business combination by October 27, 2006, or by April 27, 2007 if the

extension criteria described below have been satisfied, we will be dissolved and will distribute to all holders of IPO Shares, in proportion to the number of IPO
Shares held by them, an aggregate sum equal to the amount in the trust fund, inclusive of any interest, plus any remaining net assets. Due to this factor,
Goldstein, Golub Kessler LLP, our independent registered public accounting firm, has included a going concern explanatory paragraph in their report of independent registered public accounting firm and we have disclosed in Note 1 to our financial statements that our ability to remain in existence is dependent upon our ability to effect a business combination during this period. The
Founders have waived their rights to participate in any liquidation distribution with respect to their Founder Shares. There will be no distribution from the trust fund with respect to our warrants.

          If we enter into either a letter of intent, an agreement in principle or a definitive agreement to complete a business combination prior to October
27, 2006, but are unable to complete the business combination prior to this date, then we will have an additional six months in which to complete the business combination contemplated by the letter of intent, agreement in principle or definitive agreement. If we are unable to do so by April 27, 2007, we will then liquidate. Upon notice from us, the trustee of the trust fund will commence liquidating the investments constituting the trust fund and will turn over the proceeds to our transfer agent for distribution to our stockholders. We anticipate that our instruction to the trustee would be given promptly after the expiration of the applicable time periods.

          If we were to expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust fund, the per-share liquidation price as of December 31, 2005 would have been approximately $5.47.
However, the proceeds deposited in the trust fund could become subject to the claims of our creditors which could be prior to the claims of our public stockholders. Zachary Berk, our chairman of the board and president, and Marlene
Krauss, our chief executive officer, have agreed that, if we liquidate prior to the consummation of a business combination, they will be personally liable to pay debts and obligations to target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us to the extent they have claims against the funds in our trust account.

COMPETITION

          In identifying, evaluating and selecting a target business, we expect to encounter intense competition from other entities having a business objective similar to ours. There are numerous blank check companies that have completed initial public offerings that are seeking to carry out a business plan similar to our business plan. Additionally, we may be subject to competition from other companies looking to expand their operations through the acquisition of a target business. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous potential target businesses that we could acquire, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further:

          o    our obligation to seek stockholder approval of a business
               combination may delay the completion of a transaction;

          o    our obligation to convert into cash shares of common stock held by our public stockholders in certain instances may reduce the resources available to us for a business combination; and

          o    our outstanding warrants and options, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to

the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as us in acquiring a target business on favorable terms.

          If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business in the healthcare industry. Numerous companies, most of which have substantially greater financial resources available to them than we do, are already engaged in the industry segments we intend to focus on. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

GOVERNMENT REGULATIONS

          The healthcare industry is highly regulated, and the federal and state laws that may affect our business following a business combination could be significant. The federal and state governments regulate the healthcare industry extensively including through the Medicare and Medicaid government payment programs, each of which is financed, at least in part, with federal money. State jurisdiction is based upon the state's authority to license certain categories of healthcare professionals and providers and the state's interest in regulating the quality of healthcare in the state, regardless of the source of payment. The significant areas of federal and state regulatory laws that could affect our ability to conduct our business following a business combination could include, among others, those regarding:

     o    False and other improper claims for payment. The government may fine a provider if it knowingly submits, or participates in submitting, any claim for payment to the federal government that is false or fraudulent, or that contains false or misleading information.

     o    Health Insurance Portability and Accountability Act. Laws designed to combat fraud against any healthcare benefit program for theft or embezzlement involving healthcare, as well as providing various privacy rights to patients and customers.

     o    Anti-kickback laws. Federal and state anti-kickback laws make it a felony to knowingly and willfully offer, pay, solicit or receive any form of remuneration in exchange for referrals or recommendations regarding services or products.

     o    The Stark Self-Referral Law and other laws prohibiting self-referral and financial inducements. Laws that limit the circumstances under which physicians who have a financial relationship with a company may refer patients to such company for the provision of certain services.

     o    Corporate practice of medicine. Many states have laws that prohibit business corporations from practicing medicine, employing physicians to practice medicine, exercising control over medical decisions by physicians, or engaging in certain arrangements, such as
          fee-splitting, with physicians.

     o    Antitrust laws. Wide range of laws that prohibit anticompetitive conduct among separate legal entities in the healthcare industry.

A violation of any of these laws could result in civil and criminal penalties, the requirement to refund monies paid by government and/or private payors, exclusion from participation in Medicare and Medicaid programs and/or the loss of licensure. Following a business combination, our management intends to exercise care in structuring our arrangements and our practices to comply with applicable federal and state laws. However, we can not assure you that our management will be successful in complying with all applicable laws and regulations. If we have been found to have violated any rules or regulations that could adversely affect our business and operations, the violations may delay or impair our ability to complete a

business combination. Additionally, the laws in the healthcare industry are subject to change, interpretation and amendment, which could adversely affect our ability to conduct our business following a business combination.

EMPLOYEES

          We have three executive officers, all of whom are members of our board of directors. These individuals are not obligated to contribute any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they devote in any time period will vary based on the availability of suitable target businesses to investigate. We do not intend to have any full time employees prior to the consummation of a business combination.

                       RISKS ASSOCIATED WITH OUR BUSINESS

          In addition to other information included in this report, the following factors should be considered in evaluating our business and future prospects.

WE ARE A DEVELOPMENT STAGE COMPANY WITH NO OPERATING HISTORY AND VERY LIMITED
RESOURCES.

          We are a recently incorporated development stage company with no operating results to date. Since we do not have an operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business in the healthcare industry.
We will not generate any revenues until, at the earliest, after the consummation of a business combination.

IF THIRD PARTIES BRING CLAIMS AGAINST US, THE PROCEEDS HELD IN TRUST COULD BE
REDUCED AND THE PER-SHARE LIQUIDATION PRICE RECEIVED BY STOCKHOLDERS WILL BE
LESS THAN APPROXIMATELY $5.47 PER SHARE.

          Our placing of funds in trust may not protect those funds from third party claims against us. The proceeds held in trust could be subject to claims which could take priority over the claims of our public stockholders. We cannot assure you that the per-share liquidation price will not be less than the approximately $5.47 per share held in trust as of December 31, 2005 due to claims of creditors. If we liquidate before the completion of a business combination, Zachary Berk and Marlene Krauss have agreed that they will be personally liable to ensure that the proceeds in the trust fund are not reduced by the claims of target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us.
However, we cannot assure you that they will be able to satisfy those obligations. Furthermore, even after our liquidation (including the distribution of the monies then held in the trust fund), under the Delaware General
Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

BECAUSE THERE ARE NUMEROUS COMPANIES WITH A BUSINESS PLAN SIMILAR TO OURS
SEEKING TO EFFECTUATE A BUSINESS COMBINATION, IT MAY BE MORE DIFFICULT FOR US TO
DO SO.

          There are numerous similarly structured blank check companies have completed initial public offerings in the United States with business plans similar to ours and there are a number of additional offerings for blank check companies that are still in the registration process but have not completed initial public offerings. While some of those companies must complete a business combination in specific industries, a number of them may consummate a business combination in any industry they choose. Therefore, we may be subject to competition from these and other companies seeking to consummate a business plan similar to ours. Because of this competition, we cannot assure you that we will be able to effectuate a business combination within the required time periods.

SINCE WE HAVE NOT CURRENTLY SELECTED ANY TARGET BUSINESS WITH WHICH TO COMPLETE
A BUSINESS COMBINATION, WE ARE UNABLE TO CURRENTLY ASCERTAIN THE MERITS OR RISKS
OF THE BUSINESS' OPERATIONS.

          Since we have not yet identified a prospective target business, there is no basis for investors to evaluate the possible merits or risks of the target business' operations. To the extent we complete a business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable than a direct investment, if an opportunity were available, in a target business.

WE MAY ISSUE SHARES OF OUR COMMON STOCK AND PREFERRED STOCK TO COMPLETE A
BUSINESS COMBINATION, WHICH WOULD REDUCE THE EQUITY INTEREST OF OUR STOCKHOLDERS
AND LIKELY CAUSE A CHANGE IN CONTROL OF OUR OWNERSHIP.

          Our certificate of incorporation authorizes the issuance of up to
35,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001 per share. We currently have
4,200,000 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants and options) and all of the 1,000,000 shares of preferred stock available for issuance. Although we currently have no commitments to issue our securities, we will, in all likelihood, issue a substantial number of additional shares of our common stock or preferred stock, or a combination of common and preferred stock, to complete a business combination. The issuance of additional shares of our common stock or any number of shares of our preferred stock:

          o    may significantly reduce the equity interest of stockholders;

          o    may subordinate the rights of holders of common stock if
               preferred stock is issued with rights senior to those afforded to our common stock;

          o    will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely also result in the resignation or removal of our present officers and directors; and

          o    may adversely affect prevailing market prices for our common stock.

Similarly, if we issue debt securities, it could result in:

          o    default and foreclosure on our assets if our operating revenues after a business combination were insufficient to pay our debt obligations;

          o    acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contains covenants that require the maintenance of certain financial ratios or reserves and any such covenant is breached without a waiver or renegotiation of that covenant;

          o    our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

          o    our inability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding.

OUR ABILITY TO SUCCESSFULLY EFFECT A BUSINESS COMBINATION AND TO BE SUCCESSFUL
THEREAFTER WILL BE TOTALLY DEPENDENT UPON THE EFFORTS OF OUR KEY PERSONNEL, SOME
OF WHOM MAY JOIN US FOLLOWING A BUSINESS COMBINATION.

          Our ability to successfully effect a business combination will be totally dependent upon the efforts of our key personnel. The future role of our key personnel in the target business, however, cannot presently be ascertained.
Although it is possible that some of our key personnel will remain associated in various capacities with the target business following a business combination, it is likely that the management of the target business at the time of the business combination will remain in place. Moreover, our key personnel will be able to remain with the company after the consummation of a business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination, the terms of which, including the compensation to be paid to such individuals, would be determined at such time between the respective parties. However, the ability of our key personnel to remain with the company after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. While we intend to closely scrutinize the management of a prospective target business in connection with evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of management will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

OUR OFFICERS AND DIRECTORS ALLOCATE THEIR TIME TO OTHER BUSINESSES THEREBY
CAUSING CONFLICTS OF INTEREST IN THEIR DETERMINATION AS TO HOW MUCH TIME TO
DEVOTE TO OUR AFFAIRS. THIS COULD HAVE A NEGATIVE IMPACT ON OUR ABILITY TO
CONSUMMATE A BUSINESS COMBINATION.

          Our officers and directors are not required to commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses. We do not intend to have any full time employees prior to the consummation of a business combination. All of our executive officers are engaged in several other business endeavors and are not obligated to contribute any specific number of hours to our affairs. If our executive officers' other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate a business combination.

OUR OFFICERS AND DIRECTORS MAY IN THE FUTURE BECOME AFFILIATED WITH ENTITIES
ENGAGED IN BUSINESS ACTIVITIES SIMILAR TO THOSE INTENDED TO BE CONDUCTED BY US
AND, ACCORDINGLY, MAY HAVE CONFLICTS OF

INTEREST IN DETERMINING WHICH ENTITY A PARTICULAR BUSINESS OPPORTUNITY SHOULD BE
PRESENTED TO.

          Our officers and directors may in the future become affiliated with entities, including other "blank check" companies, engaged in business activities similar to those intended to be conducted by us. Additionally, our officers and directors may become aware of business opportunities which may be appropriate for presentation to us as well as the other entities with which they have fiduciary obligations to. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. We cannot assure you that these conflicts will be resolved in our favor.

ALL OF OUR OFFICERS AND DIRECTORS OWN SHARES OF OUR COMMON STOCK WHICH WILL NOT
PARTICIPATE IN LIQUIDATION DISTRIBUTIONS AND THEREFORE THEY MAY HAVE A CONFLICT
OF INTEREST IN DETERMINING WHETHER A PARTICULAR TARGET BUSINESS IS APPROPRIATE
FOR A BUSINESS COMBINATION.

          All of our officers and directors own stock in our company, but have waived their right to receive distributions upon our liquidation with respect to their Founder Shares. Additionally, some of our directors own warrants to purchase additional shares of our common stock. The shares and warrants owned by our directors and officers will be worthless if we do not consummate a business combination. The personal and financial interests of our directors and officers may influence their motivation in identifying and selecting a target business and completing a business combination timely. Consequently, our directors' and officers' discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders' best interest.

IT IS PROBABLE THAT WE WILL ONLY BE ABLE TO COMPLETE ONE BUSINESS COMBINATION,
WHICH WILL CAUSE US TO BE SOLELY DEPENDENT ON A SINGLE BUSINESS AND A LIMITED
NUMBER OF PRODUCTS OR SERVICES.

          As of December 31, 2005, we had $50,281,103 on deposit in a trust fund that we may use to complete a business combination. Our initial business combination must be with a business with a fair market value of at least 80% of our net assets at the time of such acquisition. Consequently, it is probable that we will consummate a business combination with a single operating business.
Accordingly, the prospects for our success may be:

          o    solely dependent upon the performance of a single business, or

          o    dependent upon the development or market acceptance of a single or limited number of products, processes or services.

          In this case, we will not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry.

THE ABILITY OF OUR STOCKHOLDERS TO EXERCISE THEIR CONVERSION RIGHTS MAY NOT
ALLOW US TO EFFECTUATE THE MOST DESIRABLE BUSINESS COMBINATION OR OPTIMIZE OUR
CAPITAL STRUCTURE.

          When we seek stockholder approval of any business combination, we will offer each public stockholder the right to have his, her or its shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. Such holder must both vote against such business combination and then exercise his, her or its conversion rights to receive a pro rata portion of the trust account.
Accordingly, if our business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many stockholders may exercise such conversion rights, we may either need to reserve part of the trust account

for possible payment upon such conversion, or we may need to arrange third party financing to help fund our business combination in case a larger percentage of stockholders exercise their conversion rights than we expect. Therefore, we may not be able to consummate a business combination that requires us to use all of the funds held in the trust account as part of the purchase price, or we may end up having a leverage ratio that is not optimal for our business combination.
This may limit our ability to effectuate the most attractive business combination available to us.

BECAUSE OF OUR LIMITED RESOURCES AND STRUCTURE, WE MAY NOT BE ABLE TO CONSUMMATE
AN ATTRACTIVE BUSINESS COMBINATION.

          We expect to encounter intense competition from other entities having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions in the healthcare industry. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors.
While we believe that there are numerous potential target businesses that we could acquire, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Further, the obligation we have to seek stockholder approval of a business combination may delay the consummation of a transaction, and our obligation to convert into cash the shares of common stock held by public stockholders in certain instances may reduce the resources available for a business combination. Additionally, our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. Additionally, because of our structure, there may be fewer attractive target businesses available to acquire or privately held target businesses may not be not inclined to enter into a transaction with a publicly held blank check companies like us.

WE MAY BE UNABLE TO OBTAIN ADDITIONAL FINANCING, IF REQUIRED, TO COMPLETE A
BUSINESS COMBINATION OR TO FUND THE OPERATIONS AND GROWTH OF THE TARGET
BUSINESS, WHICH COULD COMPEL US TO RESTRUCTURE THE TRANSACTION OR ABANDON A
PARTICULAR BUSINESS COMBINATION.

          Although we believe our current assets will be sufficient to allow us to consummate a business combination, in as much as we have not yet identified any prospective target business, we cannot ascertain the capital requirements for any particular transaction. If we require further funds, either because of the size of the business combination or the depletion of our available cash in search of a target business, or because we become obligated to convert into cash a significant number of shares from dissenting stockholders, we will be required to seek additional financing. We cannot assure you that such financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business.
None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

OUR EXISTING STOCKHOLDERS, INCLUDING OUR OFFICERS AND DIRECTORS, CONTROL A
SUBSTANTIAL INTEREST IN US AND THUS MAY INFLUENCE CERTAIN ACTIONS REQUIRING
STOCKHOLDER VOTE.

          Our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office at least until the consummation of the business combination. If there is an annual meeting, as a consequence of our "staggered" board of directors, only a minority of the board of directors will be considered for election and our existing stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our existing stockholders will continue to exert control at least until the consummation of a business combination.

OUR OUTSTANDING WARRANTS MAY HAVE AN ADVERSE EFFECT ON THE MARKET PRICE OF
COMMON STOCK AND MAKE IT MORE DIFFICULT TO EFFECT A BUSINESS COMBINATION.

          We currently have outstanding warrants to purchase 18,400,000 shares of common stock and options to purchase 400,000 shares of common stock and warrants to purchase an additional 800,000 shares of common stock. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of substantial numbers of additional shares upon exercise of these warrants and options could make us a less attractive acquisition vehicle in the eyes of a target business as such securities, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued to complete the business combination.
Accordingly, our warrants and options may make it more difficult to effectuate a business combination or increase the cost of the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants and options could have an adverse effect on the market price for our securities or on our ability to obtain future public financing. If and to the extent these warrants and options are exercised, you may experience dilution to your holdings.

IF WE ARE UNABLE TO EFFECT A BUSINESS COMBINATION AND ARE FORCED TO LIQUIDATE,
OUR WARRANTS WILL EXPIRE WORTHLESS.

          If we do not complete a business combination by October 27, 2006, or by April 27, 2007 if certain criteria have been satisfied, we will be dissolved and will distribute to all holders of IPO Shares, in proportion to the number of
IPO Shares held by them, an aggregate sum equal to the amount in the trust fund, inclusive of any interest, plus any remaining net assets. In such event, there will be no distribution with respect to our outstanding warrants. Accordingly, the warrants will expire worthless.

IF OUR FOUNDERS EXERCISE THEIR REGISTRATION RIGHTS, IT MAY HAVE AN ADVERSE
EFFECT ON THE MARKET PRICE OUR COMMON STOCK AND THE EXISTENCE OF THESE RIGHTS
MAY MAKE IT MORE DIFFICULT TO EFFECT A BUSINESS COMBINATION.

          Our Founders are entitled to demand that we register the resale of their shares of common stock at any time after the date on which their shares are released from escrow. If our Founders exercise their registration rights with respect to all of their shares of common stock, then there will be an additional 2,000,000 shares of common stock eligible for trading in the public market. The presence of this additional number of shares of common stock eligible for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of the target business, as the stockholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their securities as a result of these registration rights and the potential future effect their exercise may have on the trading market for our common stock.

IF WE ARE DEEMED TO BE AN INVESTMENT COMPANY, WE MAY BE REQUIRED TO INSTITUTE
BURDENSOME

COMPLIANCE REQUIREMENTS AND OUR ACTIVITIES MAY BE RESTRICTED, WHICH MAY MAKE IT
DIFFICULT FOR US TO COMPLETE A BUSINESS COMBINATION.

          If we are deemed to be an investment company under the Investment
Company Act of 1940, we may be subject to certain restrictions that may make it more difficult for us to complete a business combination, including:

          o    restrictions on the nature of our investments; and

          o    restrictions on the issuance of securities.

          In addition, we may have imposed upon us burdensome requirements, including:

          o    registration as an investment company;

          o    adoption of a specific form of corporate structure; and

          o    reporting, record keeping, voting, proxy and disclosure
               requirements and other rules and regulations.

          We do not believe that our anticipated principal activities will subject us to the Investment Company Act of 1940. To this end, the proceeds held in trust may only be invested by the trust agent in "government securities"
within the meaning of Section 2(a)(16) of the Investment Company Act of 1940
with the maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940.
By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940. If we were deemed to be subject to the act, compliance with these additional regulatory burdens would require additional expense that we have not allotted for.

                    RISKS RELATED TO THE HEALTHCARE INDUSTRY

IF WE ARE UNABLE TO COMPLY WITH GOVERNMENTAL REGULATIONS AFFECTING THE
HEALTHCARE INDUSTRY, IT COULD NEGATIVELY AFFECT OUR OPERATIONS.

          There is extensive government regulation of certain healthcare businesses as well as various proposals at the federal government level to reform the healthcare system. Changes to the existing regulatory framework and/or implementation of various reform initiatives could adversely effect certain sections of the healthcare industry. If we are unable to adhere to these requirements, it could result in the imposition of penalties and fines against us, and could also result in the imposition of restrictions on our business and operations. Furthermore, the costs of compliance also could have a material adverse effect on our profitability and operations.

IF WE ARE REQUIRED TO OBTAIN GOVERNMENTAL APPROVAL OF OUR PRODUCTS, THE
PRODUCTION OF OUR PRODUCTS COULD BE DELAYED AND WE COULD BE REQUIRED TO ENGAGE
IN A LENGTHY AND EXPENSIVE APPROVAL PROCESS THAT MAY NOT ULTIMATELY BE
SUCCESSFUL.

          Unanticipated problems may arise in connection with the development of new products or technologies, and many such efforts may ultimately be unsuccessful. In addition, testing or marketing products may require obtaining government approvals, which may be a lengthy and expensive process with an uncertain outcome. Delays in commercializing products may result in the need to seek additional

capital, potentially diluting the interests of investors. These various factors may result in abrupt advances and declines in the securities prices of particular companies in the healthcare industry and, in some cases, may have broad effect on the prices of securities of specific healthcare companies or of companies in the healthcare industry generally.

THE HEALTHCARE INDUSTRY IS SUSCEPTIBLE TO SIGNIFICANT LIABILITY EXPOSURE. IF
LIABILITY CLAIMS ARE BROUGHT AGAINST US FOLLOWING A BUSINESS COMBINATION, IT
COULD MATERIALLY ADVERSELY AFFECT OUR OPERATIONS.

          Any target business we acquire in the healthcare industry will be exposed to potential liability risks that are inherent in the testing, manufacturing, marketing and sale of healthcare products and/or the provisions of healthcare services. We cannot assure you that a liability claim would not have material adverse effect on our business, financial condition or market prices of our securities.

ITEM 2. DESCRIPTION OF PROPERTY

          We maintain our executive offices at 645 Madison Avenue, 14th Floor,
New York, New York pursuant to an agreement with KBL Healthcare Management,
Inc., an affiliate of Drs. Berk and Krauss and Michael Kaswan, our chief operating officer and director. We pay KBL Healthcare Management a monthly fee of $7,500 for general and administrative services, including office space, utilities and secretarial support. We believe, based on rents and fees for similar services in the New York City metropolitan area, that the fee charged by
KBL Healthcare Management is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

          Our units, common stock and warrants are traded on the
Over-the-Counter Bulletin Board under the symbols KBLHU, KBLH and KBLHW, respectively. The following table sets forth the range of high and low closing bid prices for the units, common stock and warrants for the periods indicated
since the units commenced public trading on April 22, 2005 and since the common stock and warrants commenced public trading on May 4, 2005. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

                           Units      Common Stock     Warrants
                        -----------   ------------   -----------
                        High    Low    High    Low   High    Low
                        ----   ----    ----   ----   ----   ----
2006:
   Second Quarter*...   6.95   6.77    5.43   5.41   0.71   0.68
   First Quarter.....   6.95   6.30    5.48   5.24   0.72   0.50

2005:
   Fourth Quarter....   6.50   6.00    5.25   5.12   0.60   0.41
   Third Quarter.....   6.50   6.01    5.19   5.00   0.72   0.52
   Second Quarter....   6.35   6.01    5.15   5.00   0.63   0.53

*    Through April 12, 2006

HOLDERS

          As of April 12, 2006, there was one holder of record of our units, ten holders of record of our common stock and one holder of record of our warrants.

DIVIDENDS

          We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of a business combination. The payment of cash dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES AND USE OF PROCEEDS

          In December 2004, we sold the following shares of common stock without registration under the Securities Act of 1933, as amended:

Stockholders                                    Number of Shares
------------                                    ----------------
Zachary Berk, O.D.                                   337,500

Marlene Krauss, M.D.                                 337,500

The Juliana Pearl Berk-Krauss Trust u/a dated         52,000
July 27, 1998

Olivia Jade Berk-Krauss Trust u/a dated July          52,000
27, 1998

Alexander Maxwell Berk-Krauss Trust u/a dated         52,000
July 27, 1998

Joe Williamson                                        17,500

Eileen Moore                                          17,500

Sandra Santos                                          9,000

Such shares were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were sold to sophisticated, wealthy individuals or entities. The shares issued to the individuals and entities above were sold at a purchase price of
$0.029 per share. Each of Drs. Berk and Krauss subsequently transferred 87,500 shares of common stock to Michael Kaswan, our chief operating officer and a member of our board of directors. Effective January 26, 2005, our board of directors authorized a stock dividend of 0.428571 shares of common stock for each outstanding share of common stock and effective March 24, 2005, our board of directors authorized a stock dividend of 0.6 shares of common stock for each outstanding share of common stock, effectively lowering the purchase price to
$0.0125 per share.

INITIAL PUBLIC OFFERING

          On April 27, 2005, we closed our initial public offering of 8,000,000 units with each unit consisting of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of
$5.00 per share. On April 29, 2005, we consummated the closing of an additional
1,200,000 units which were subject to the over-allotment option. The units were sold at an offering price of $6.00 per unit, generating total gross proceeds of
$55,200,000. The managing underwriter in the offering was EarlyBirdCapital, Inc.
The securities sold in the offering were registered under the Securities Act of
1933 on a registration statement on Form S-1 (No. 333-122988). The Securities and Exchange Commission declared the registration statement effective on April
21, 2005.

          After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses.

          We paid a total of $3,312,000 in underwriting discounts and commissions and approximately $1,450,000 for other costs and expenses related to the offering, including $960,000 for the underwriters' non-accountable expense allowance of 1% of the gross proceeds. After deducting the underwriting discounts and commissions and the other offering expenses, the total net proceeds to us from the offering were approximately $50,437,000, of which
$49,168,000 was deposited into the trust account and the remaining proceeds
($1,269,000) became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. The net proceeds deposited into the trust fund remain on deposit in the trust fund and have earned $1,113,103 in interest through December 31, 2005.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

          We were formed on December 9, 2004 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating company in the healthcare industry. We intend to utilize cash derived from the proceeds of our recently completed public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

          We consummated our initial public offering on April 27, 2005. All activity from December 9, 2004 through April 27, 2005 related to our formation and our initial public offering. Since April 27, 2005, we have been searching for prospective target businesses to acquire.

          We had a net income of $308,510 for the fiscal year ended December 31,
2005 consisting of interest income of $896,348 offset by professional fees of
$62,732, franchise and capital taxes of $36,022, administrative fees of $62,500 paid for a monthly services agreement, dues and subscriptions of $31,835, insurance of $73,333, other operating expenses of 55,970 and a provision for income taxes of $265,446.

          For the period from December 9, 2004 to December 31, 2004, we had a net loss of $939 attributable to operating costs and expenses.

          $49,168,000 of the net proceeds of our initial public offering are in trust, with the remaining net proceeds of $1,269,000 to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of our initial public offering not held in trust to identify and evaluate prospective acquisition candidates, select the target business, and structure, negotiate and consummate the business combination. We intend to utilize our cash, including the funds held in the trust fund, capital stock, debt or a combination of the foregoing to effect a business combination. To the extent that our capital stock or debt securities are used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other available cash will be used to finance the operations of the target business. At December 31, 2005, we had cash outside of the trust fund of $649,223, prepaid expenses of $42,332 and total liabilities of $435,901, leaving us with working capital of $255,654. We believe that we have sufficient available funds outside of the trust fund to operate through April 27, 2007, assuming that a business combination is not consummated during that time.
However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

          We are obligated to pay to KBL Healthcare Management a monthly fee of
$7,500 for general and administrative services. In January and March 2005, Dr.
Krauss advanced an aggregate of $100,000 to us, on a non-interest bearing basis, for payment of offering expenses on our behalf. These amounts were repaid in
April 2005 out of proceeds of our initial public offering.

          In connection with our initial public offering, we issued an option, for $100, to EarlyBirdCapital to purchase 400,000 units at an exercise price of
$7.50 per unit, with each unit consisting of one share of common stock and two warrants. The warrants underlying such units are exercisable at $6.25 per share.
We accounted for the fair value of the option, inclusive of the receipt of the
$100 cash payment, as an expense of the public offering resulting in a charge directly to stockholders' equity. We estimated that the fair value of this option was approximately $876,000 ($2.19 per Unit) using a Black-Scholes option-pricing model. The fair value of the option granted to EarlyBirdCapital was estimated as of the date of grant using the following assumptions: (1)
expected volatility of 43.45%, (2) risk-free interest rate of 3.97% and (3)
expected life of 5 years. The option may be exercised for cash or on a
"cashless" basis, at the holder's option, such that the holder may use the appreciated value of the option (the difference between the exercise prices of the option and the underlying warrants and the market price of the units and underlying securities) to exercise the option without the payment of any cash.

OFF-BALANCE SHEET ARRANGEMENTS

          Options and warrants issued in conjunction with our initial public offering are equity linked derivatives and accordingly represent off-balance sheet arrangements. The options and warrants meet the scope exception in paragraph 11(a) of Financial Accounting Standard (FAS) 133 and are accordingly not accounted for as derivatives for purposes of FAS 133, but instead are accounted for as equity. See Footnote 2 to the financial statements for more information.

ITEM 7. FINANCIAL STATEMENTS

          This information appears following Item 14 of this Report and is incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE.

          None.

ITEM 8A. CONTROL AND PROCEDURES

          Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the
"Exchange Act") is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.
Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and treasurer, as appropriate to allow timely decisions regarding required disclosure.

          As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief operating officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

          Our internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and chief operating officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

          During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

          Our current directors and executive officers are as follows:

Name                   Age   Position
----                   ---   --------

Zachary Berk, O.D.      57   Chairman of the Board and President
Marlene Krauss, M.D.    60   Chief Executive Officer, Secretary and Director
Michael Kaswan          37   Chief Operating Officer and Director

          ZACHARY BERK, O.D. has been our chairman of the board and president since our inception. Dr. Berk has been a managing member and secretary and treasurer of KBL Healthcare Management, Inc., a management company that provides investment services to the KBL Healthcare venture capital funds ("KBL Funds"), since November 1998. Dr. Berk has also been affiliated with all of the KBL Funds since November 1998. In August 1991, Dr. Berk co-founded KBL Healthcare, Inc., a venture capital and investment banking firm engaged in advisory and principal based funding activities for early-stage and middle-market companies in the healthcare field, and has served as its senior managing director since its formation. Dr. Berk has also served as chairman of the board of Prolong
Pharmaceuticals Inc., a drug delivery company developing improved formulations of proteins, since March 2005. In June 1999, Dr. Berk co-founded Lumenos, Inc., a consumer-driven healthcare company, and served as its vice chairman of the board from September 1999 to April 2004. From April 1993 to August 1994, Dr.
Berk served as vice president, treasurer and a member of the board of directors of KBL Healthcare Acquisition Corp. ("KBL I"), a blank check company with an objective to acquire an operating business in the healthcare industry. In August
1994, KBL I merged with Concord Health Group, Inc., an owner, developer and operator of assisted living and long-term care facilities, and Dr. Berk remained a director of Concord until February 1996. Dr. Berk received a B.S. and a
Doctorate of Optometry from Pacific University. Dr. Berk is the husband of Dr.
Krauss, our chief executive officer, secretary and director.

          MARLENE KRAUSS, M.D. has been our chief executive officer, secretary and a member of our board of directors since our inception. Dr. Krauss has been a managing member and president of KBL Healthcare Management Inc. since November
1998. Dr. Krauss has also been affiliated with all of the KBL Funds since
November 1998. In August 1991, Dr. Krauss co-founded KBL Healthcare, Inc. and has served as its chairperson and chief executive officer since its formation.
In June 1999, Dr. Krauss co-founded Lumenos and has served as a member of its board of directors since its formation. From April 1993 to August 1994, Dr.
Krauss served as chairperson and chief executive officer of KBL I. Following its merger with Concord, Dr. Krauss served as its vice chairperson until February
1996. Dr. Krauss also co-founded and/or led the initial financing for the following companies:

          o    Candela Corporation, a Nasdaq National Market listed developer of advanced aesthetic laser systems that allow physicians and personal care practitioners to treat a wide variety of cosmetic and medical conditions;

          o    Summit Autonomous Inc., formerly a Nasdaq National Market listed manufacturer and supplier of excimer laser systems and related products used to perform procedures that

               correct common refractive vision disorders such as
               nearsightedness, farsightedness and astigmatism; and

          o    Cambridge Heart, Inc., an Over The Counter Bulletin Board listed company that is engaged in the research, development and
               commercialization of products for the non-invasive diagnosis of cardiac disease.

          Dr. Krauss has served as a member of the board of directors of
PneumRx, Inc., a medical device company developing products for interventional pulmonology applications, and of Prolong Pharmaceuticals, since March 2005. Dr.
Krauss received a B.A. from Cornell University, an M.B.A. from Harvard Graduate
School of Business Administration and an M.D. from Harvard Medical School. She completed her training as a vitreoretinal surgeon at New York Hospital in 1985.
Dr. Krauss is the wife of Dr. Berk, our chairman of the board and president.

          MICHAEL Kaswan has served as our chief operating officer and a member of our board of directors since our inception. From July 1997 to November 1998,
Mr. Kaswan served as a senior associate of KBL Healthcare, Inc. Mr. Kaswan has been an employee of KBL Healthcare Management Inc. since November 1998, and is currently a managing director. He has also been affiliated with all of the KBL
Funds since November 1998. In June 1999, Mr. Kaswan co-founded Lumenos. Mr.
Kaswan has been a member of the board of directors of Reman Medical
Technologies, Inc., a private company that is developing implantable biomedical sensors and communications systems, since September 2004 and of Scandius
Biomedical, Inc., a privately held medical device company that designs, manufactures, and markets products with orthopedic sports medicine applications since, December 2003. Mr. Kaswan received a B.S. from the University of Virginia and an M.B.A. from Harvard Business School.

SPECIAL ADVISORS

          We also have several advisors that will assist us with our search for our target business. These are as follows:

          EILEEN (GINGER) MORE has been serving as an advisor to several venture capital firms since December 2002. From 1978 to December 2002, Ms. More served as general partner of Oak Investment Partners, a manager of venture capital funds capitalized in excess of $5 billion and specializing in electronic, healthcare and retail investments. Ms. More became a Chartered Financial Analyst in 1978.

          JOSEPH A. WILLIAMSON has been the managing partner of Commerce Health
Ventures, L.P., a targeted healthcare and life sciences private equity fund, since July 2003. From December 1996 to July 2003, Mr. Williamson served as chairman of the board of Brandywine Senior Care, Inc., a non-acute continuum of care company that Mr. Williamson founded. From 1992 to December 1996, Mr.
Williamson served as president, chief operating officer and a member of the board of directors of Concord. Mr. Williamson received a B.S. from Villanova
University, a J.D. from the Delaware Law School of Widener University and an
M.B.A. from Temple University.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

          Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended

December 31, 2005, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

CODE OF ETHICS

          In April 2005, our board of directors adopted a code of ethics that applies to our directors, officers and employees as well as those of our subsidiaries. Requests for copies of our code of ethics should be sent in writing to KBL Healthcare Acquisition Corp. II, 100 645 Madison Avenue, 14th
Floor, New York, New York, 10022, Attn: Corporate Secretary.

ITEM 10. EXECUTIVE COMPENSATION

          No compensation of any kind, including finders and consulting fees, will be paid to any of our Founders or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation a business combination. However, our Founders will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.

          Since our formation, we have not granted any stock options or stock appreciation rights or any awards under long-term incentive plans.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth information regarding the beneficial ownership of our common stock as of April 12, 2006 by:

               o    each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

               o    each of our officers and directors; and

               o    all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

                                          Amount and Nature
                                            of Beneficial     Percent of
Name and Address of Beneficial Owner(1)       Ownership          Class
---------------------------------------   -----------------   ----------
Zachary Berk, O.D.                             927,997(2)         8.3%
Marlene Krauss, M.D.                           927,997(2)         8.3%
Fir Tree, Inc.(3)                              864,700(4)         7.7%
Michael Kaswan                                 400,000(5)         3.6%
All directors and executive officers as
   a group (three individuals)               1,899,426(6)        16.9%

                                       22

----------
(1)  Unless otherwise indicated, the business address of each of the following is 645 Madison Avenue, 14th Floor, New York, New York, 10022.

(2)  Includes 356,568 shares of common stock held in trust for the benefit of the children of Drs. Krauss and Berk. Dr. Krauss' shares do not include those owned by Dr. Berk, her husband, and Dr. Berk's shares do not include those owned by Dr. Krauss, his wife, since each disclaims beneficial ownership of the shares held by the other. Does not include (i) 180,000 shares of common stock each may receive in the event that Mr. Kaswan's shares do not vest as described below in footnote 7 and (ii) 1,000,000 shares of common stock issuable upon exercise of warrants held by Dr.
     Krauss that are not currently exercisable and will not become exercisable within 60 days.

(3)  The business address of Fir Tree, Inc. is 535 Fifth Avenue, 31st Floor, New
     York, New York 10017.

(4)  Represents (i) 536,114 shares of common stock held by Sapling, LLC and (ii)
     328,586 shares of common stock held by Fir Tree Recovery Master Fund, L.P.
     Fir Tree, Inc. is the investment manager of both entities. Does not include
     (i) 1,072,228 shares of common stock issuable upon exercise of warrants held by Sapling, LLC not currently exercisable and that will not become exercisable within the next 60 days and (ii) 657,172 shares of common stock issuable upon exercise of warrants held by Fir Tree Recovery Master Fund,
     L.P. not currently exercisable and that will not become exercisable within the next 60 days. The foregoing information was derived from a Schedule 13G filed with the SEC on May 6, 2005.

(5)  Of these shares, 160,000 shall vest in full upon the consummation of a business combination and 200,000 shares vest in full when the shares are released from escrow provided Mr. Kaswan is still an employee of KBL
     Healthcare Management Inc. 50% of all unvested shares shall revert back to each of Drs. Berk and Krauss.

(6)  Does not include 1,000,000 shares of common stock issuable upon exercise of warrants held by our officers and directors that are not currently exercisable and will not become exercisable within 60 days.

          All 2,000,000 shares of our outstanding common stock owned by our
Founders prior to our initial public offering have been placed in escrow with
Continental Stock Transfer & Trust Company, as escrow agent, pursuant to an escrow agreement described below.

          Drs. Berk and Krauss and Mr. Kaswan may be deemed to be our "parents"
and "promoters," as these terms are defined under the Federal securities laws.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          In December 2004, we issued 875,000 shares of our common stock to the following individuals for $25,000 in cash, at a purchase price of approximately
$0.029 per share as set forth below:

                                      Number of
Name                                    Shares         Relationship to Us
----                                  ---------   ---------------------------
Zachary Berk                           337,500    Chairman of the Board and
                                                  President

Marlene Krauss, M.D.                   337,500    Chief Executive Officer and
                                                  Director

The Juliana Pearl Berk-Krauss Trust     52,000    Stockholder
u/a dated July 27, 1998

Olivia Jade Berk-Krauss Trust u/a       52,000    Stockholder
dated July 27, 1998

Alexander Maxwell Berk-Krauss Trust     52,000    Stockholder
u/a dated July 27, 1998

Joe Williamson                          17,500    Advisor

Eileen More                             17,500    Advisor

Sandra Santos                            9,000    Stockholder

          Each of Drs. Berk and Krauss subsequently transferred 87,500 shares of common stock to Michael Kaswan, our chief operating officer and a member of our board of directors. Effective January 26, 2005, our board of directors authorized a stock dividend of 0.428571 shares of common stock for each outstanding share of common stock and effective March 24, 2005, our board of directors authorized a stock dividend of 0.6 shares of common stock for each outstanding share of common stock, effectively lowering the purchase price to
$0.0125 per share.

          Pursuant to an escrow agreement between us, the Founders and
Continental Stock Transfer & Trust Company, all of the Founders Shares were placed in escrow, with Continental acting as escrow agent, pursuant to an escrow agreement, until the earliest of:

          o    April 21, 2008;

          o    our liquidation; or

          o    the consummation of a liquidation, merger, stock exchange or other similar transaction which results in all of our
               stockholders having the right to exchange their shares of common stock for cash, securities or other property subsequent to our consummating a business combination with a target business.

          During the escrow period, these shares cannot be sold, but the
Founders will retain all other rights as stockholders, including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate, none of our Founders will receive any portion of the liquidation proceeds with respect to common stock owned by them prior to our initial public offering.

          We also entered into a registration rights agreement with the Founders pursuant to which the holders of the majority of the Founders Shares will be entitled to make up to two demands that we register these shares pursuant to an agreement to be signed prior to or on the date of this prospectus. The holders of the majority of these shares may elect to exercise these registration rights at any time after the date on which these shares of common stock are released from escrow. In addition, these stockholders have certain "piggy-back"
registration rights on registration statements filed subsequent to the date on which these shares of common stock are released from escrow. We will bear the expenses incurred in connection with the filing of any such registration statements.

          Each of our Founders also entered into a letter agreement with us and
EarlyBirdCapital pursuant to which, among other things:

          o    each agreed to vote all Founder Shares owned by him in accordance with the majority of the IPO Shares if we solicit approval of our stockholders for a business combination;

          o    if we fail to consummate a business combination by October 27,
               2006 (or by April 27, 2007 under certain limited circumstances), each agreed to take all reasonable actions within his power to cause us to liquidate as soon as reasonably practicable;

          o    each waived any and all rights he may have to receive any
               distribution of cash, property or other assets as a result of such liquidation with respect to his Founder Shares;

          o    each agreed to present to us for our consideration, prior to presentation to any other person or entity, any suitable
               opportunity to acquire an operating business, until the earlier of our consummation of a business combination, our liquidation or until such time as he ceases to be an officer or director of ours, subject to any pre-existing fiduciary obligations he might have;

          o    each agreed that we could not consummate any business combination which involves a company which is affiliated with any of the
               Founders unless we obtain an opinion from an independent
               investment banking firm reasonably acceptable to EarlyBirdCapital that the business combination is fair to our stockholders from a financial perspective;

          o    each agreed that he and his affiliates will not be entitled to receive and will not accept any compensation for services
               rendered to us prior to the consummation of our business
               combination; and

          o    each agreed that he and his affiliates will not be entitled to receive or accept a finder's fee or any other compensation in the event he or his affiliates originate a business combination.

          During 2005, Dr. Krauss advanced an aggregate of $100,000 to us to cover expenses related to our initial public offering. The loans were payable without interest on the earlier of January 14, 2006 or the consummation of our initial public offering. These loans were repaid in April 2005.

          We will reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations.

          Other than reimbursable out-of-pocket expenses payable to our officers and directors, no compensation or fees of any kind, including finders and consulting fees, will be paid to any of our Founders or to any of their respective affiliates prior to, or for any services they render in order to effectuate, the consummation of a business combination.

          All ongoing and future transactions between us and any of our officers and directors or their respective affiliates, will be on terms believed by us to be no less favorable than are available from unaffiliated third parties and will require prior approval in each instance by a majority of the members of our board who do not have an interest in the transaction.

ITEM 13. EXHIBITS

(a)  The following Exhibits are filed as part of this report.

Exhibit No.   Description
-----------   -----------

   3.1        Amended and Restated Certificate of Incorporation. (1)

   3.2        By-laws. (1)

   4.1        Specimen Unit Certificate. (1)

   4.2        Specimen Common Stock Certificate. (1)

   4.3        Specimen Warrant Certificate. (1)

   4.4        Form of Unit Purchase Option granted to EarlyBirdCapital, Inc. (1)

   4.5        Form of Warrant Agreement between Continental Stock Transfer &
              Trust Company and the Registrant. (1)

   10.1       Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and
              Zachary Berk. (1)

   10.2       Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and the Marlene Krauss, M.D. (1)

   10.3       Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and
              Michael Kaswan. (1)

   10.4       Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and
              The Juliana Pearl Berk Krauss Trust u/a dated July 27, 1998. (1)

   10.5       Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and
              Olivia Jade Berk Krauss Trust u/a dated July 27, 1998. (1)

   10.6       Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and
              Alexander Maxwell Berk Krauss Trust u/a dated July 27, 1998. (1)

   10.7       Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and
              Joe Williamson. (1)

   10.8       Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and
              Eileen More. (1)

   10.9       Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and
              Sandra Santos. (1)

   10.10      Form of Investment Management Trust Agreement between Continental
              Stock Transfer & Trust Company and the Registrant. (1)

   10.11      Form of Stock Escrow Agreement between the Registrant, Continental
              Stock Transfer & Trust Company and the Founders. (1)

   10.12      Form of Letter Agreement between KBL Healthcare Management Inc.
              and Registrant regarding administrative support. (1)

   10.13      Form of promissory Note issued to Dr. Marlene Krauss. (1)

   10.14      Registration Rights Agreement among the Registrant and the
              Founders. (1)

   10.15      Form of Warrant Purchase Agreement among EarlyBirdCapital, Inc.
              and Dr. Marlene Krauss. (1)

   10.16      Amendment to Investment Management Trust Agreement between
              Continental Stock Transfer & Trust Company and the Registration.
              (2)

   31.1       Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   31.2       Certification of Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   32         Certification of Chief Executive Officer and Chief Financial
              Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (1)  Incorporated by reference to the Registrant's Registration Statement on Form S-1 (SEC File No. 333-122988).

     (2)  Incorporated by reference to the Registrant's Current Report on Form
          8-K dated March 28, 2006 and filed with the SEC on March 29, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

          The firm of Goldstein, Golub, Kessler LLP ("GGK") acts as our principal accountant. Through September 30, 2005, GGK had a continuing relationship with American Express Tax and Business Services Inc. (TBS), from which it leased auditing staff who were full time, permanent employees of TBS and through which its partners provide non-audit services. Subsequent to
September 30, 2005, this relationship ceased and the firm established a similar relationship with RSM McGladrey, Inc. (RSM). GGK has no full time employees and therefore, none of the audit services performed were provided by permanent full-time employees of GGK. GGK manages and supervises the audit and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination. The following is a summary of fees paid or to be paid to GGK and RSM for services rendered.

AUDIT FEES

          During the fiscal year ended December 31, 2005, we paid our principal accountant $39,480, representing $25,000 for the services they performed in connection with our initial public offering and $14,480 in connection with the review of our Quarterly Reports on Form 10-QSB for the quarters ended March 31,
2005, June 30, 2005 and September 30, 2005. In addition, we expect to pay approximately $15,000 in connection with our December 31, 2005 audit.

AUDIT-RELATED FEES

          During 2005, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

TAX FEES

          During 2005, we paid TBS approximately $1,800 in connection with tax return preparation.

ALL OTHER FEES

          During 2005, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

AUDIT COMMITTEE APPROVAL

          We currently do not have an audit committee. However, our board of directors has approved the services described above.

                                             KBL HEALTHCARE ACQUISITION CORP. II
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM         F-2

FINANCIAL STATEMENTS:

   Balance Sheets                                               F-3
   Statements of Operations                                     F-4
   Statements of Stockholders' Equity                           F-5
   Statements of Cash Flows                                     F-6

NOTES TO FINANCIAL STATEMENTS                             F-7- F-13

Report of Independent Registered Public Accounting Firm

To the Board of Directors
KBL Healthcare Acquisition Corp. II

We have audited the accompanying balance sheet of KBL Healthcare Acquisition
Corp. II (a corporation in the development stage) as of December 31, 2005 and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 2005, the period from December 9, 2004 (inception)
to December 31, 2004 and the cumulative period from December 9, 2004 (inception)
to December 31, 2005. These financial statements are the responsibility of the
Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company
Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of KBL Healthcare Acquisition
Corp. II as of December 31, 2005, and the results of its operations and its cash flows for the year ended December 31, 2005, the period from December 9, 2004
(inception) to December 31, 2004 and the cumulative period from December 9, 2004
(inception) to December 31, 2005, in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that KBL
Healthcare Acquisition Corp. II will continue as a going concern. As discussed in Note 1 to the financial statements, KBL Healthcare Acquisition Corp. II may face a mandatory liquidation by October 27, 2006 if a business combination is not consummated, unless certain extension criteria are met, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Goldstein Golub Kessler LLP

Goldstein Golub Kessler LLP
New York, New York

April 5, 2006

                                             KBL HEALTHCARE ACQUISITION CORP. II
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                                                   BALANCE SHEET
--------------------------------------------------------------------------------

                                                               December 31, 2005
--------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
      Cash                                                           $   649,223
      Amounts held in trust (note 1)
         Cash held in trust                                                  286
         US Government Securities- Treasury Bill                      49,877,308
         Accrued Interest - trust fund                                   403,509
                                                                     -----------
Total held in trust                                                   50,281,103
      Prepaid expenses                                                    42,332
                                                                     -----------
TOTAL CURRENT ASSETS                                                  50,972,658
      Computer equipment, (net of accumulated depreciation
         of $217)                                                          4,118
      Deferred tax asset                                                 229,000
--------------------------------------------------------------------------------
TOTAL ASSETS                                                         $51,205,776
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Accounts payable and accrued expenses                          $    41,199
      Deferred Trust Income                                              222,509
      Capital and Income Tax Payable                                     172,193
                                                                     -----------
TOTAL LIABILITIES                                                        435,901
                                                                     -----------
COMMON STOCK, SUBJECT TO POSSIBLE CONVERSION,
   1,839,080 SHARES AT CONVERSION VALUE                                9,828,683
                                                                     -----------
COMMITMENT AND CONTINGENCY
STOCKHOLDERS' EQUITY
   Preferred stock, $.0001 par value, Authorized
      1,000,000 shares; none issued
   Common stock, $.0001 par value
      Authorized 35,000,000 shares Issued and outstanding
      11,200,000 shares (which include 1,839,080 subject to
      possible conversion) and 2,000,000 respectively                      1,120
   Additional paid-in capital                                         40,632,501
   Income accumulated during the development stage                       307,571
--------------------------------------------------------------------------------
      TOTAL STOCKHOLDERS' EQUITY                                      40,941,192
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $51,205,776
================================================================================

           The accompanying notes should be read in conjunction with
                           the financial statements.

                                             KBL HEALTHCARE ACQUISITION CORP. II
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                                        STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                         For the       For the
                                                          period        period
                                                         December      December
                                            For the      09, 2004      09, 2004
                                          year ended   (inception)   (inception)
                                           December    to December   to December
                                           31, 2005      31, 2004      31, 2005
--------------------------------------------------------------------------------
INCOME:
      Interest                            $  896,348   $       --    $  896,348
--------------------------------------------------------------------------------
TOTAL INCOME                                 896,348           --       896,348
--------------------------------------------------------------------------------
EXPENSES:
      Professional fees                       62,732           --        62,732
      Franchise and capital taxes             36,022          139        36,161
      Administrative fees                     62,500           --        62,500
      Dues and subscriptions                  31,835           --        31,835
      Insurance                               73,333           --        73,333
      Other operating expenses                55,970          800        56,770
                                          ----------   ----------    ----------
TOTAL EXPENSES                               322,392          939       323,331
--------------------------------------------------------------------------------
INCOME (LOSS) BEFORE PROVISION FOR
   INCOME TAXES                              573,956         (939)      573,017
PROVISION FOR INCOME TAXES                   265,446           --       265,446
                                          ----------   ----------    ----------
NET INCOME (LOSS)                         $  308,510   $     (939)   $  307,571
--------------------------------------------------------------------------------
NET INCOME (LOSS) PER SHARE BASIC
   AND DILUTED                            $     0.04   $    (0.00)   $     0.04
                                          ----------   ----------    ----------
WEIGHTED AVERAGE SHARES
   OUTSTANDING BASIC AND DILUTED           8,291,507    2,000,000     7,918,557
--------------------------------------------------------------------------------

           The accompanying notes should be read in conjunction with
                           the financial statements.

                                             KBL HEALTHCARE ACQUISITION CORP. II
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                              STATEMENTS OF STOCKHOLDERS' EQUITY

--------------------------------------------------------------------------------

                                                                                        (Deficit)
                                                                                         /Income
                                                                                       accumulated
                                                       Common Stock       Additional   during the
                                                   -------------------      paid-      development
                                                     Shares     Amount    in Capital      stage         Total
                                                   ----------   ------   -----------   -----------   -----------

Sale of 2,000,000 shares of common
stock to initial stockholders as of
December 9, 2004 at $.0125 per share                2,000,000   $  200   $    24,800     $     --    $    25,000

Net loss for the period                                    --       --            --         (939)          (939)
                                                   -------------------------------------------------------------
Balance, December 31, 2004                          2,000,000      200        24,800         (939)        24,061
                                                   -------------------------------------------------------------
Sale of 9,200,000 units, net of underwriters'
discount and offering expenses (includes
1,839,080 shares subject to possible conversion)    9,200,000      920    50,436,284           --     50,437,204

Proceeds subject to possible conversion of
1,839,080 shares                                           --       --    (9,828,683)          --     (9,828,683)

Proceeds from issuance of option                           --       --           100           --            100

Net income for the year                                    --       --            --      308,510        308,510
                                                   -------------------------------------------------------------
Balance at December 31, 2005                       11,200,000   $1,120   $40,632,501     $307,571    $40,941,192
                                                   =============================================================

    The accompanying notes should be read in conjunction with the financial statements.

                                             KBL HEALTHCARE ACQUISITION CORP. II
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                                        STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------

                                                                     For the period      For the period
                                                   For the year     December 9, 2004    December 9, 2004
                                                  ended December     (inception) to      (inception) to
                                                     31, 2005      December 31, 2004   December 31, 2005
                                                  --------------   -----------------   -----------------

CASH FLOW FROM OPERATING ACTIVITIES
   Net income (loss)                               $    308,510         $   (939)        $    307,571
   Depreciation                                             217               --                  217
   Deferred tax benefit                                (229,000)              --             (229,000)
Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating
activities:
   Accrued interest income on trust account          (1,113,103)              --           (1,113,103)
   Increase in prepaid expenses                         (42,332)              --              (42,332)
   Increase in accrued expenses                          40,399              800               41,199
   Increase in deferred trust income                    222,509               --              222,509
   Increase in capital and income tax payable           172,054              139              172,193
--------------------------------------------------------------------------------------------------------
NET CASH FLOWS USED IN OPERATING ACTIVITIES            (640,746)              --             (640,746)
--------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of equipment                                (4,335)              --               (4,335)
   Increase in cash held in trust                          (286)              --                 (286)
   Purchase of treasury bills                       (99,044,714)              --          (99,044,714)
   Maturity of treasury bills                        49,877,000               --           49,877,000
--------------------------------------------------------------------------------------------------------
NET CASH FLOWS USED IN INVESTING ACTIVITIES         (49,172,335)              --          (49,172,335)
--------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Gross proceeds from public offering               55,200,000               --           55,200,000
   Proceeds from issuance of option                         100               --                  100
   Proceeds from notes payable, stockholders            100,000               --              100,000
   Payment of notes payable, stockholders              (100,000)              --             (100,000)
   Proceeds from sale of shares of common stock              --           25,000               25,000
   Payment of offering costs                         (4,737,796)         (25,000)          (4,762,796)
--------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES            50,462,304               --           50,462,304
--------------------------------------------------------------------------------------------------------
NET INCREASE IN CASH                                    649,223               --              649,223
CASH AT BEGINNING OF THE PERIOD                              --               --                   --
--------------------------------------------------------------------------------------------------------
CASH AT THE END OF THE PERIOD                      $    649,223         $     --         $    649,223
--------------------------------------------------------------------------------------------------------

    The accompanying notes should be read in conjunction with the financial statements

                                             KBL HEALTHCARE ACQUISITION CORP. II
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

1. ORGANIZATION, BUSINESS        KBL Healthcare Acquisition Corp. II (the
   OPERATIONS AND SIGNIFICANT    "Company") was incorporated in Delaware on
   ACCOUNTING POLICIES           December 9, 2004 as a blank check company whose
                                 objective is to acquire an operating business
                                 in the healthcare industry. The Company's
                                 initial stockholders purchased 2,000,000 shares
                                 of common stock, $.0001 par value, for $25,000
                                 on December 9, 2004 (See Note 7).

                                 The registration statement for the Company's
                                 initial public offering ("Offering") was
                                 declared effective April 21, 2005. The Company
                                 consummated the offering on April 27, 2005 and
                                 on April 29, 2005, the Company consummated the
                                 closing of the over-allotment option. The
                                 Company received net proceeds of approximately
                                 $50,437,000 (Note 2). The Company's management
                                 has broad discretion with respect to the
                                 specific application of the net proceeds of
                                 this Offering, although substantially all of
                                 the net proceeds of this Offering are intended
                                 to be generally applied toward consummating a
                                 business combination with an operating business
                                 in the healthcare industry ("Business
                                 Combination"). Furthermore, there is no
                                 assurance that the Company will be able to
                                 successfully effect a Business Combination.
                                 Upon the closing of the Offering, and the
                                 underwriters' over-allotment option, an
                                 aggregate of $49,168,000, was deposited in an
                                 interest-bearing trust account ("Trust Fund")
                                 until the earlier of (i) the consummation of a
                                 Business Combination or (ii) liquidation of the
                                 Company. Under the agreement governing the
                                 Trust Account, funds will only be invested in
                                 United States government securities (Treasury
                                 Bills) with a maturity of 180 days or less. The
                                 treasury bills have been accounted for as
                                 trading securities, which are held at their
                                 market value of approximately $50,280,817 at
                                 December 31, 2005. The excess of market value
                                 over cost, exclusive of the deferred interest
                                 described further below, is included in
                                 interest income in the accompanying statement
                                 of operations. The remaining net proceeds (not
                                 held in the Trust Account) may be used to pay
                                 for business, legal and accounting due
                                 diligence on prospective acquisitions and
                                 continuing general and administrative expenses.

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

                                             KBL HEALTHCARE ACQUISITION CORP. II
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

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

                                 With respect to a Business Combination which is
                                 approved and consummated, any Public
                                 Stockholder who voted against the Business
                                 Combination may demand that the Company convert
                                 his or her shares. The per share conversion
                                 price will equal the amount in the Trust
                                 Account, calculated as of two business days
                                 prior to the consummation of the proposed
                                 Business Combination, divided by the number of
                                 shares of common stock held by Public
                                 Stockholders at the consummation of the
                                 Offering. Accordingly, Public Stockholders
                                 holding 19.99% of the aggregate number of
                                 shares owned by all Public Stockholders may
                                 seek conversion of their shares in the event of
                                 a Business Combination. Such Public
                                 Stockholders are entitled to receive their per
                                 share interest in the Trust Account computed
                                 without regard to the shares held by Initial
                                 Stockholders. Accordingly, a portion of the net
                                 proceeds from the offering (19.99% of the
                                 amount held in the Trust Account) has been
                                 classified as common stock subject to possible
                                 conversion and 19.99% of the related interest
                                 earned on the Treasury Bills has been recorded
                                 as deferred interest in the accompanying
                                 December 31, 2005 balance sheet.

                                 The Company's Amended and Restated Certificate
                                 of Incorporation provides for mandatory
                                 liquidation of the Company in the event that
                                 the Company does not consummate a Business
                                 Combination within 18 months from the date of
                                 the consummation of the Offering (October 27,
                                 2006), or 24 months from the consummation of
                                 the Offering if certain extension criteria have
                                 been satisfied. There is no assurance that the
                                 Company will be able to successfully effect a
                                 business combination during this period. This
                                 factor raises substantial doubt about the
                                 Company's ability to continue as a going
                                 concern. The accompanying financial statements
                                 are prepared assuming the Company will continue
                                 as a going concern. The

                                             KBL HEALTHCARE ACQUISITION CORP. II
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                                 financial statements do not include any
                                 adjustments that might result from the outcome
                                 of this uncertainty. In the event of
                                 liquidation, it is likely that the per share
                                 value of the residual assets remaining
                                 available for distribution (including Trust
                                 Fund assets) will be less than the initial
                                 public offering price per share in the Offering
                                 due to costs related to the Offering and since
                                 no value would be attributed to the Warrants
                                 contained in the Units sold (Note 2).

                                 Deferred income taxes are provided for the
                                 differences between the bases of assets and
                                 liabilities for financial reporting and income
                                 tax purposes. A valuation allowance is
                                 established when necessary to reduce deferred
                                 tax assets to the amount expected to be
                                 realized.

                                 Fixed assets, consisting of computer equipment,
                                 are stated at cost. Depreciation is computed
                                 using the straight-line method over the
                                 estimated useful lives of five years.
                                 Depreciation expense was $217 for the year
                                 ended December 31, 2005.

                                 Basic earnings per share is computed by
                                 dividing net income (loss) by the
                                 weighted-average number of shares of common
                                 stock outstanding during the period. Diluted
                                 earnings per share reflect the additional
                                 dilution for all potentially dilutive
                                 securities such as stock warrants and options.
                                 The effect of the 18,400,000 outstanding
                                 warrants, issued in connection with the initial
                                 public offering described in Note 2 has not
                                 been considered in the diluted net earnings per
                                 share since the warrants are contingently
                                 exercisable. The effect of the 400,000 units
                                 included in the underwriters purchase option,
                                 as described in Note 2, along with the warrants
                                 underlying such units, has not been considered
                                 in the diluted earnings per share calculation
                                 since the market price of the option was less
                                 than the exercise price during the period.

                                 The Company maintains cash in bank deposit
                                 accounts which, at times, exceed federally
                                 insured (FDIC) limits. The Company has not
                                 experienced any losses on these accounts.

                                 The preparation of financial statements in
                                 conformity with accounting principles generally
                                 accepted in the United States of America
                                 requires management to make estimates and
                                 assumptions that affect the reported amounts of
                                 assets and liabilities at the date of the
                                 financial statements and the reported amounts
                                 of expenses during the reporting period. Actual
                                 results could differ from those estimates.

                                 In December 2004, the Financial Accounting
                                 Standards Board issued Statement of Financial
                                 Accounting Standards No. 123 (revised 2004)
                                 ("SFAS 123(R)"), "Share Based Payment". SFAS
                                 123(R) requires all share-based payments to
                                 employees, including grants of employee stock
                                 options, to be recognized in the financial
                                 statements based on their fair values. The
                                 Company is required to adopt SFAS 123(R)
                                 effective January 1, 2006. The Company does not
                                 believe that the adoption of SFAS No. 123(R)
                                 will have a significant impact on its financial
                                 condition or results of operations.

                                 Management does not believe that any other
                                 recently issued, but not yet effective,
                                 accounting standards if currently adopted would
                                 have a material effect on the accompanying
                                 financial statements.

2. INITIAL PUBLIC OFFERING       On April 27, 2005, the Company sold 8,000,000
                                 units ("Units") in the Offering and on April
                                 29, 2005, the Company sold an additional
                                 1,200,000 Units pursuant to the underwriters
                                 over-allotment option (see Note 1). Each Unit
                                 consists of one share of the Company's common
                                 stock, $.0001 par value, and two Redeemable
                                 Common Stock Purchase Warrants ("Warrants").
                                 Each Warrant entitles the holder to purchase
                                 from the Company one share of common stock at
                                 an exercise price of $5.00 commencing the later
                                 of the completion of a Business Combination or
                                 one year from the effective date of the
                                 Offering and expiring four years from the
                                 effective date of the Offering. The Warrants
                                 will be redeemable, upon prior written consent
                                 of EarlyBirdCapital, Inc., the representative
                                 of the underwriters in the Offering
                                 ("Representative"), at a price of $.01 per
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

                                 In connection with this Offering, the Company
                                 also issued an option ("Option"), for $100, to
                                 the Representative to purchase 400,000 Units at
                                 an exercise price of $7.50 per Unit. The
                                 Company accounted for the fair value of the
                                 Option, inclusive of the receipt of the $100
                                 cash payment, as an expense of the

                                             KBL HEALTHCARE ACQUISITION CORP. II
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                                 Offering resulting in a charge directly to
                                 stockholders' equity. The Company estimates
                                 that the fair value of the Option is
                                 approximately $876,000 ($2.19 per Unit) using a
                                 Black-Scholes option-pricing model. The fair
                                 value of the option granted to EarlyBirdCapital
                                 was estimated as of the date of grant using the
                                 following assumptions: (1) expected volatility
                                 of 43.45%, (2) risk-free interest rate of 3.97%
                                 and (3) expected life of 5 years. The Option
                                 may be exercised for cash or on a "cashless"
                                 basis, at the holder's option, such that the
                                 holder may use the appreciated value of the
                                 Option (the difference between the exercise
                                 prices of the Option and the underlying
                                 Warrants and the market price of the Units and
                                 underlying securities) to exercise the option
                                 without the payment of any cash. In addition,
                                 the Warrants underlying such Units are
                                 exercisable at $6.25 per share.

3. TAXES PAYABLE                 The components of the provision for income
                                 taxes are as follows:

                                                       Year ended   Period ended
                                                      December 31,  December 31,
                                                          2005          2004
                                                      --------------------------
                                 Current:
                                 Federal               $ 303,186         $--
                                 State and local         191,260          --

                                 Deferred:
                                 Federal                (173,022)         --
                                 State and local         (55,978)         --
                                                       ---------------------
                                 Total provision
                                    for income taxes   $ 265,446         $--
                                                       =====================

                                 The Company's effective tax rate differs from
                                 the effective Federal tax rate of 34%
                                 principally due to the following:

                                             KBL HEALTHCARE ACQUISITION CORP. II
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                                                       Year ended   Period ended
                                                      December 31,  December 31,
                                                          2005          2004
                                                      --------------------------
                                 Federal statutory
                                    rate                   34.0%       -34.0%
                                 State and local tax,
                                    net of Federal
                                    tax benefit            12.2%       -11.0%
                                 Valuation allowance         --         45.0%
                                                           ------------------
                                                           46.2%          --
                                                           ==================

                                 The tax effect of temporary differences that
                                 give rise to the deferred tax asset is as
                                 follows:

                                                                    December 31,
                                                                        2005
                                                                    ------------
                                 Interest income deferred
                                    for reporting purposes            $100,000
                                 Expenses deferred for income
                                    tax purposes                       129,000
                                                                      --------
                                    Total deferred tax asset          $229,000
                                                                      ========

4. NOTES PAYABLE, STOCKHOLDER    The Company issued an aggregate of $100,000
                                 unsecured promissory notes to an Initial
                                 Stockholder, who is also an officer, in January
                                 and March 2005. The notes were non-interest

                                             KBL HEALTHCARE ACQUISITION CORP. II
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                                 bearing and were payable on the earlier of
                                 January 14, 2006 or the consummation of the
                                 Offering. These amounts were repaid in May 2005
                                 out of the proceeds of the Offering.

5. COMMITMENTS AND RELATED       The Company presently occupies office space
   PARTY TRANSACTIONS            provided by an affiliate of three Initial
                                 Stockholders, who are also officers. Such
                                 affiliate has agreed that, until the
                                 acquisition of a target business by the
                                 Company, it will make such office space, as
                                 well as certain office and secretarial
                                 services, available to the Company, as may be
                                 required by the Company from time to time. The
                                 Company has agreed to pay such affiliate $7,500
                                 per month for such services commencing on the
                                 effective date of the Offering. The statement
                                 of operations for the period ended December 31,
                                 2005 includes $62,500 related to this
                                 agreement.

6. PREFERRED STOCK               The Company is authorized to issue 1,000,000
                                 shares of preferred stock with such
                                 designations, voting and other rights and
                                 preferences as may be determined from time to
                                 time by the Board of Directors.

7. COMMON STOCK                  Effective January 26, 2005 and March 24, 2005,
                                 the Company's Board of Directors authorized a
                                 stock dividend of 0.428571 shares of common
                                 stock and 0.6 shares of common stock,
                                 respectively, for each outstanding share of
                                 common stock. In addition, on February 8, 2005,
                                 the Company's Board of Directors approved an
                                 amendment to the Company's Amended and Restated
                                 Certificate of Incorporation to increase the
                                 number of authorized shares of common stock
                                 from 15,000,000 to 30,000,000 shares of common
                                 stock. Additionally, on March 24, 2005, the
                                 Company's Certificate of Incorporation was
                                 amended to increase the authorized shares of
                                 common stock to 35,000,000 shares of common
                                 stock. All references in the accompanying
                                 financial statements to the number of shares of
                                 common stock have been retroactively restated
                                 to reflect these transactions.

                                 As of December 31, 2005, 19,600,000 shares of
                                 common stock were reserved for issuance upon
                                 exercise of redeemable warrants and
                                 underwriter's unit purchase option.

                                   SIGNATURES

          Pursuant to the requirements of the Section 13 or 15 or 15(d) of the
Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the
13th day of April 2006.

                                        KBL HEALTHCARE ACQUISITION CORP. II

                                        By: /s/ Marlene Krauss, M.D.
                                            ------------------------------------
                                            Marlene Krauss, M.D.
                                            Chief Executive Officer
                                            (Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                       Title                       Date
----                                       -----                       ----

/s/ Zachary Berk, O.D.     Chairman of the Board and President    April 13, 2006
------------------------
Zachary Berk, O.D.

/s/ Marlene Krauss, M.D.   Chief Executive Officer, Secretary     April 13, 2006
------------------------   and Director (Principal Executive
Marlene Krauss, M.D.       Officer)

/s/ Michael Kaswan         Chief Operating Officer, Secretary     April 13, 2006
------------------------   and Director (Principal Financial
Michael Kaswan             and Accounting Officer)