Form 10QSB
period 2006-03-31
KBL Healthcare Acquisition Corp. II
filed 2006-05-15
CIK 1314772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from                              to

Commission File Number 000-51228

KBL Healthcare Acquisition Corp. II
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	20-1994619
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

757 Third Avenue, 21st Floor, New York, New York 10017
(Address of Principal Executive Office)

(212) 319-5555
(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     No

As of May 15, 2006, 11,200,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes     No

KBL Healthcare Acquisition Corp. II
(a corporation in the development stage)
Condensed Balance Sheet

	As of March 31, 2006 (unaudited)	As of December 31, 2005
ASSETS
Current Assets
Cash	$551,736	$649,223
Amounts held in trust
Cash held in trust	288	286
US Government Securities- Treasury Bill	49,877,308	49,877,308
Accrued Interest — trust fund	904,785	403,509
Total held in trust	50,782,381	50,281,103
Prepaid expenses	10,583	42,332
Total Current Assets	51,344,700	50,972,658
Computer Equipment, (net of accumulated depreciation of $547 and $217 respectively)	6,063	4,118
Deferred tax asset	338,800	229,000
Total assets	$51,689,563	$51,205,776
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$90,171	$41,199
Deferred Trust Income	322,714	222,509
Capital and Income Tax Payable	370,458	172,193
Total Liabilities	783,343	435,901
Common Stock, subject to possible conversion, 1,839,080 shares at conversion value	9,828,683	9,828,683
Commitment and Contingency
Stockholders' equity
Preferred stock, $.0001 par value, Authorized 1,000,000 shares; none issued
Common stock, $.0001 par value Authorized 35,000,000 shares Issued and outstanding 11,200,000 shares (which include 1,839,080 subject to possible conversion) and 2,000,000 respectively	1,120	1,120
Additional paid-in capital	40,632,501	40,632,501
Income/(Deficit) accumulated during the development stage	443,916	307,571
Total stockholders' equity	41,077,537	40,941,192
Total liabilities and stockholders' equity	$51,689,563	$51,205,776

See Notes to Unaudited Condensed Financial Statements

KBL Healthcare Acquisition Corp. II
(a corporation in the development stage)

Condensed Statement of Operations
(unaudited)

	For the three months ended March 31, 2006	For the three months ended March 31, 2005	For the period December 09, 2004 (inception) to March 31, 2006
Income:
Interest	$404,747	$—	$1,301,095
Total Income:	404,747	—	1,301,095
Expenses:
Professional Fees	22,190	3,750	84,922
Franchise and Capital Taxes	10,375	—	46,536
Administrative fees	22,500	—	85,000
Dues and Subscriptions	6,848	—	38,683
Insurance	27,500	—	100,833
Other operating expenses	64,877	—	121,647
Total expenses	154,290	3,750	477,621
Income before provision for income taxes	250,457	(3,750)	823,474
Provision for income taxes	114,112	150	379,558
Net income	$136,345	$(3,900)	$443,916
Net income per share basic and diluted	$0.01	$(0.00)	$0.05
Weighted average shares outstanding	11,200,000	2,000,000	8,536,402

See Notes to Unaudited Condensed Financial Statements

KBL Healthcare Acquisition Corp. II
(a corporation in the development stage)

Condensed Statement of Stockholders’ Equity

For the period from December 9, 2004 (inception) to March 31, 2006

	Common Stock		Additional paid-in Capital	(Deficit)/Income accumulated during the development stage
	Shares	Amount			Total
Sale of 2,000,000 shares of common stock to initial stockholders as of December 9, 2004 at $.02857 per share	2,000,000	$200	$24,800	$—	$25,000
Net loss for the period	—	—	—	(939)	(939)
Balance, December 31, 2004	2,000,000	200	24,800	(939)	24,061
Sale of 9,200,000 units, net of underwriters’ discount and offering expenses (includes 1,839,080 shares subject to possible conversion)	9,200,000	920	50,436,284	—	50,437,204
Proceeds subject to possible conversion of 1,839,080 shares	—	—	(9,828,683)	—	(9,828,683)
Proceeds from issuance of options	—	—	100	—	100
Net income for the period	—	—	—	308,510	308,510
Balance at December 31, 2005	11,200,00	$1,120	$40,632,501	$307,571	40,941,192
Unaudited:
Net income for the period	—	—	—	136,345	136,345
Balance at March 31, 2006	11,200,000	$1,120	$40,632,501	$443,916	$41,077,537

See Notes to Unaudited Condensed Financial Statements.

KBL Healthcare Acquisition Corp. II
(a corporation in the development stage)
Condensed Statement of Cash Flows
(unaudited)

	For the three months ended March 31, 2006	For the three months ended March 31, 2005	For the period December 09, 2004 (inception) to March 31, 2006
Cash flow from operating activities
Net income (loss)	$136,345	$(3,900)	$443,916
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	330	—	547
Deferred tax benefit	(109,800)	—	(338,800)
Changes in operating assets and liabilities
Accrued interest income on trust account	(501,276)	—	(1,614,379)
Decrease/(increase) in prepaid expenses	31,749	—	(10,583)
Increase in accrued expenses	48,972	2,950	90,171
Increase in deferred trust income	100,205	—	322,714
Increase/(decrease) in capital and income tax payable	198,265	(139)	370,458
Net cash used in operating activities	(95,210)	(1,089)	(735,956)
Cash flows from Investing Activities
Purchases of equipment	(2,275)	—	(6,610)
Increase in cash held in trust	(2)	—	(288)
Purchase of treasury bills	—	—	(99,044,714)
Maturity of treasury bills	—	—	49,877,000
Net cash used in investing activities	(2,277)	—	(49,174,612)
Cash flows from financing activities
Gross proceeds from public offering	—	—	55,200,000
Proceeds from issuance of option	—	—	100
Proceeds from notes payable, stockholders	—	100,000	100,000
Payment of notes payable, stockholders	—	—	(100,000)
Proceeds from sale of shares of common stock	—	—	25,000
Payment of offering costs	—	(92,659)	(4,762,796)
Net cash provided by financing activities	—	7,341	50,462,304
Net increase in cash	(97,487)	6,252	551,736
Cash at beginning of the period	649,223	—	—
Cash at the end of the period	$551,736	$6,252	551,736

See Notes to Unaudited Condensed Financial Statements.

KBL Healthcare Acquisition Corporation
(a corporation in the development stage)
Notes to Unaudited Financial Statements

1.    Basis of Presentation

The financial statements at March 31, 2006 and for the periods ended March 31, 2006 are unaudited. In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of KBL Healthcare Acquisition Corp. II (the ‘‘Company’’) as of March 31, 2006 and the results of its operations and cash flows for the three months ended March 31, 2006 and 2005 and the period from December 9, 2004 (inception) to March 31, 2006 and its stockholders equity for the three months March 31, 2006 and the period from December 9, 2004 (inception) to March 31, 2006. Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year.

The statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements that were included in the Company’s Annual Report on Form 10-KSB for the period ended December 31, 2005. The December 31, 2005 balance sheet has been derived from the audited financial statements.

2.    Organization and Business Operations

The Company was incorporated on December 9, 2004 as a blank check company whose objective is to acquire an operating business in the healthcare industry.

The registration statement for the Company’s initial public offering (‘‘Offering’’) was declared effective April 21, 2005. The Company consummated the Offering on April 27, 2005 (see Note 7). The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with an operating business in the healthcare industry (‘‘Business Combination’’). Upon the closing of the Offering, and the underwriters’ over-allotment option, an aggregate of $49,168,000, was deposited in an interest-bearing trust account (‘‘Trust Fund’’) until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Account, funds will only be invested in United States ‘‘government securities’’ within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 with a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. At March 31, 2006, the value of the Trust Account amounted to approximately $50,782,381. The remaining net proceeds (not held in the Trust Fund) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the shares sold in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company (‘‘Initial Stockholders’’), have agreed to vote their 2,000,000 founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company (‘‘Public Stockholders’’) with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his

KBL Healthcare Acquisition Corporation
(a corporation in the development stage)
Notes to Unaudited Financial Statements

or her shares. The per share conversion price will equal the amount in the Trust Fund as of two days prior to the consummation of the proposed Business Combination divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per-share interest in the Trust Fund computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the Offering (19.99% of the amount originally held in the Trust Fund) has been classified as common stock subject to possible conversion in the accompanying March 31, 2006 balance sheet and 19.99% of the related interest earned on the Treasury Bill has been recorded as deferred interest.

The Company’s Amended and Restated Certificate of Incorporation provides for mandatory liquidation of the Company in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Offering if certain extension criteria have been satisfied. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units sold in the Offering discussed in Note 7).

3.    Initial Public Offering

On April 27, 2005, the Company sold 8,000,000 units (‘‘Units’’) in the Offering. On April 29, 2005, the Company sold an additional 1,200,000 Units pursuant to the underwriters’ over-allotment option. Each Unit consists of one share of the Company’s common stock, $.0001 par value, and two Redeemable Common Stock Purchase Warrants (‘‘Warrants’’). Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a Business Combination with a target business or one year from the effective date of the Offering and expiring five years from the date of the prospectus. The Warrants will be redeemable, upon prior written consent of EarlyBirdCapital, Inc., at a price of $.01 per Warrant upon 30 days' notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given.

In connection with this Offering, the Company issued an option, for $100, to the representative of the underwriters to purchase 400,000 Units at an exercise price of $7.50 per Unit. The Company estimates that the fair value of the Option is approximately $876,000 ($2.19 per Unit) using a Black-Scholes option-pricing model. The fair value of the option granted to EarlyBirdCapital was estimated as of the date of grant using the following assumptions: (1) expected volatility of 43.45%, (2) risk-free interest rate of 3.97% and (3) expected life of 5 years. The Option may be exercised for cash or on a ‘‘cashless’’ basis, at the holder's option, such that the holder may use the appreciated value of the Option (the difference between the exercise prices of the Option and the underlying Warrants and the market price of the Units and underlying securities) to exercise the option without the payment of any cash. In addition, the Warrants underlying such Units are exercisable at $6.25 per share.

4.    Deferred Offering Costs

Deferred offering costs consisted principally of legal and underwriting fees incurred through the balance sheet date that are related to the Offering and were charged to capital upon the receipt of the capital raised.

KBL Healthcare Acquisition Corporation
(a corporation in the development stage)
Notes to Unaudited Financial Statements

5.    Notes Payable, Stockholder

The Company issued an aggregate of $100,000 unsecured promissory notes to an Initial Stockholder, who is also an officer, in January and March 2005. The notes were non-interest bearing and were payable on the earlier of January 14, 2006 or the consummation of the Offering. These amounts were repaid in May 2005 out of the proceeds of the Offering.

6.    Commitment

The Company presently occupies office space provided by an affiliate of an Initial Stockholder. Such affiliate has agreed that, until the acquisition of a target business by the Company, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services commencing on the effective date of the Proposed Offering. Through March 31, 2006, the Company has expensed $85,000 relating to this agreement.

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

As of March 31, 2006, 19,600,000 shares of common stock were reserved for issuance upon exercise of redeemable warrants and underwriter’s unit purchase option.

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

For the three months ended March 31, 2006, we had a net income of $136,345, attributable to interest income on the trust fund net of organization and formation expenses.

For the three months ended March 31, 2005, we had a net loss of $3,900 attributable to organization and formation expenses.

For the period from December 9, 2004 (inception) through March 31, 2006, we had a net income of $443,916, attributable to interest income on the trust fund net of organization and formation expenses.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief operating officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

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

ITEM 6:    EXHIBITS

(a)    Exhibits:

31.1 – Section 302 Certification by CEO

31.2 – Section 302 Certification by COO

32.1 – Section 906 Certification by CEO

32.2 – Section 906 Certification by COO

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KBL HEALTHCARE ACQUISITION CORP. II

Dated: May 15, 2006

/s/ Marlene Krauss, M.D. Marlene Krauss, M.D. Chief Executive Officer
/s/ Michael Kaswan Michael Kaswan Chief Operating Officer