Form 10QSB
period 2006-06-30
KBL Healthcare Acquisition Corp. II
filed 2006-08-14
CIK 1314772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

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

As of August 14, 2006, 11,200,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes     No

KBL Healthcare Acquisition Corp. II
(a corporation in the development stage)
Condensed Balance Sheet

	As of June 30, 2006 (unaudited)	As of December 31, 2005
ASSETS
Current Assets
Cash	$104,672	$649,223
Amounts held in trust
Cash held in trust	—	286
US Government Securities – Treasury Bill	—	49,877,308
New York Muni Cash Trust	49,877,596	—
Accrued Interest – trust fund	1,345,644	403,509
Total held in trust	51,223,240	50,281,103
Due from management	7,745	—
Due from Officer	19,070	—
Prepaid expenses	105,833	42,332
Total Current Assets	51,460,560	50,972,658
Computer Equipment, (net of accumulated depreciation of $878 and $217 respectively)	5,732	4,118
Deferred acquisition costs	165,388	—
Deferred tax asset	447,000	229,000
Total assets	$52,078,680	$51,205,776
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$285,594	$41,199
Deferred Trust Income	410,842	222,509
Capital and Income Tax Payable	370,759	172,193
Total Liabilities	1,067,195	435,901
Common Stock, subject to possible conversion, 1,839,080 shares at conversion value	9,828,683	9,828,683
Commitment and Contingency
Stockholders' equity
Preferred stock, $.0001 par value, Authorized 1,000,000 shares; none issued
Common stock, $.0001 par value Authorized 35,000,000 shares Issued and outstanding 11,200,000 shares (which include 1,839,080 subject to possible conversion) and 2,000,000 respectively	1,120	1,120
Additional paid-in capital	40,632,501	40,632,501
Income/(Deficit) accumulated during the development stage	549,181	307,571
Total stockholders' equity	41,182,802	40,941,192
Total liabilities and stockholders' equity	$52,078,680	$51,205,776

See Notes to Unaudited Condensed Financial Statements

KBL Healthcare Acquisition Corp. II
(a corporation in the development stage)

Condensed Statement of Operations
(unaudited)

	For the three months April 1, 2006 to June 30, 2006	For the three months April 1, 2005 to June 30, 2005	For the six months ended June 30, 2006	For the six months ended June 30, 2005	For the period December 09, 2004 (inception) to June 30, 2006
Income:
Interest	$354,438	$177,825	$759,185	$177,825	$1,655,534
Total Income:	354,438	177,825	759,185	177,825	1,655,534
Expenses:
Professional Fees	78,014	9,136	100,204	12,886	162,935
Franchise and Capital Taxes	10,500	47,070	20,875	47,070	57,036
Administrative fees	22,500	17,500	45,000	17,500	107,500
Dues and Subscriptions	4,524	6,563	11,372	6,563	43,207
Insurance	27,500	18,333	55,000	18,333	128,333
Other operating expenses	18,724	14,424	83,601	14,574	140,373
Total expenses	161,762	113,026	316,052	116,926	639,384
Income before provision for income taxes	192,676	64,799	443,133	60,899	1,016,150
Provision for income taxes	87,411	21,265	201,523	21,265	466,969
Net income	$105,265	$43,534	$241,610	$39,634	$549,181
Net income per share basic and diluted	$0.01	$0.01	$0.02	$0.02	$0.06
Weighted average shares outstanding	11,200,000	8,632,967	11,200,000	1,721,854	8,962,390

See Notes to Unaudited Condensed Financial Statements

KBL Healthcare Acquisition Corp. II
(a corporation in the development stage)

Condensed Statement of Stockholders’ Equity

For the period from December 9, 2004 (inception) to June 30, 2006

	Common Stock		Additional paid-in Capital	(Deficit)/Income accumulated during the development stage	Total
	Shares	Amount
Sale of 2,000,000 shares of common stock to initial stockholders as of December 9, 2004 at $.02857 per share	2,000,000	$200	$24,800	$—	$25,000
Net loss for the period	—	—	—	(939)	(939)
Balance, December 31, 2004	2,000,000	$200	24,800	(939)	24,061
Sale of 9,200,000 units, net of underwriters’ discount and offering expenses (includes 1,839,080 shares subject to possible conversion)	9,200,000	$920	50,436,284	—	50,437,204
Proceeds subject to possible conversion of 1,839,080 shares	—	—	(9,828,683)	—	(9,828,683)
Proceeds from issuance of options	—	—	100	—	100
Net income for the period	—	—	—	308,510	308,510
Balance at December 31, 2005	11,200,000	$1,120	$40,632,501	$307,571	$40,941,192
Unaudited:
Net Income for the period	—	—	—	241,610	241,610
Balance at June 30, 2006	11,200,000	$1,120	$40,632,501	$549,181	$41,182,802

See Notes to Unaudited Condensed Financial Statements.

KBL Healthcare Acquisition Corp. II
(a corporation in the development stage)
Statement of Cash Flows
(unaudited)

	For the six months ended June 30, 2006	For the six months ended June 30, 2005	For the period December 09, 2004 (inception) to June 30, 2006
Cash flow from operating activities
Net income	$241,610	$39,634	$549,181
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	661	—	878
Deferred tax benefit	(218,000)	—	(447,000)
Changes in operating assets/liabilities:
Accrued interest income on trust account	(942,135)	(222,252)	(2,055,238)
Decrease/(increase) in prepaid expenses	(63,501)	(107,454)	(105,833)
(Increase) in due from management	(7,745)		(7,745)
(Increase) in due from officer	(19,070)	—	(19,070)
Increase in accrued expenses	104,007	14,200	145,206
Increase in deferred trust income	188,333	44,428	410,842
Increase (decrease) in capital and income tax payable	198,566	68,196	370,759
Net cash flows used in operating activities	(517,274)	(163,248)	(1,158,020)
Cash flows from Investing Activities
Purchases of equipment	(2,275)	—	(6,610)
Payment of deferred acquisition costs	(25,000)	—	(25,000)
Increase in cash held in trust	(2)	—	(288)
Purchase of treasury bills	—	(49,168,001)	(99,044,714)
Maturity of treasury bills	—	—	49,877,000
Net cash flows used in investing activities	(27,277)	(49,168,001)	(49,199,612)
Cash flows from financing activities
Gross proceeds from public offering	—	55,200,000	55,200,000
Proceeds from issuance of option	—	100	100
Proceeds from notes payable, stockholders	—	100,000	100,000
Payment of notes payable, stockholders	—	(100,000)	(100,000)
Proceeds from sale of shares of common stock	—	—	25,000
Payment of offering costs	—	(4,738,171)	(4,762,796)
Net cash provided by financing activities	—	50,461,929	50,462,304
Net increase in cash	(544,551)	1,130,680	104,672
Cash at beginning of the period	649,223	—	—
Cash at the end of the period	$104,672	$1,130,680	$104,672
Supplemental schedule of non-cash investing activity:
Accrual of deferred acquisition costs	140,388	—	140,388

See Notes to Unaudited Condensed Financial Statements.

KBL Healthcare Acquisition Corporation
(a corporation in the development stage)
Notes to Unaudited Financial Statements

1.    Basis of Presentation

The financial statements at June 30, 2006 and for the periods ended June 30, 2006 are unaudited. In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of KBL Healthcare Acquisition Corp. II (the ‘‘Company’’) as of June 30, 2006 and the results of its operations and cash flows for the periods ended June 30, 2006 and 2005. Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year.

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

The registration statement for the Company’s initial public offering (‘‘Offering’’) was declared effective April 21, 2005. The Company consummated the Offering on April 27, 2005 (see Note 7). The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with an operating business in the healthcare industry (‘‘Business Combination’’). Upon the closing of the Offering, and the underwriters’ over-allotment option, an aggregate of $49,168,000, was deposited in an interest-bearing trust account (‘‘Trust Fund’’) until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Account, funds will only be invested in United States ‘‘government securities’’ within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 with a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. At June 30, 2006, the value of the Trust Account amounted to approximately $51,223,240. The remaining net proceeds (not held in the Trust Fund) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares. The per share conversion price will equal the amount in the Trust Fund as of two days prior to the consummation of the proposed Business Combination divided by the number of shares of

KBL Healthcare Acquisition Corporation
(a corporation in the development stage)
Notes to Unaudited Financial Statements

common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per-share interest in the Trust Fund computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the Offering (19.99% of the amount originally held in the Trust Fund) has been classified as common stock subject to possible conversion in the accompanying June 30, 2006 balance sheet and 19.99% of the related interest earned on the Treasury Bill has been recorded as deferred interest.

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

In connection with this Offering, the Company issued an option, for $100, to the representative of the underwriters to purchase 400,000 Units at an exercise price of $7.50 per Unit. The Company estimatesthat the fair value of the Option is approximately $876,000 ($2.19 per Unit) using a Black-Scholes option-pricing model. The fair value of the option granted to EarlyBirdCapital was estimated as of the date of grant using the following assumptions: (1) expected volatility of 43.45%, (2) risk-free interest rate of 3.97% and (3) expected life of 5 years. The Option may be exercised for cash or on a ‘‘cashless’’ basis, at the holder's option, such that the holder may use the appreciated value of the Option (the difference between the exercise prices of the Option and the underlying Warrants and the market price of the Units and underlying securities) to exercise the option without the payment of any cash. In addition, the Warrants underlying such Units are exercisable at $6.25 per share.

4.    Deferred Offering Costs

Deferred offering costs consisted principally of legal and underwriting fees incurred through the balance sheet date that are related to the Offering and were charged to capital upon the receipt of the capital raised.

KBL Healthcare Acquisition Corporation
(a corporation in the development stage)
Notes to Unaudited Financial Statements

5.    Commitment

The Company presently occupies office space provided by an affiliate of an Initial Stockholder. Such affiliate has agreed that, until the acquisition of a target business by the Company, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services commencing on the effective date of the Proposed Offering. Through June 30, 2006, the Company has expensed $107, 500 relating to this agreement.

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

As of June 30, 2006, 19,600,000 shares of common stock were reserved for issuance upon exercise of redeemable warrants and underwriter’s unit purchase option.

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements and footnotes thereto contained in this report.

Forward Looking Statements

The statements discussed in this Report include forward looking statements that involve risks and uncertainties detailed from time to time in the Company’s reports filed with the Securities and Exchange Commission.

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

For the three months ended June 30, 2006, we had a net income of $105,265, attributable to interest income on the trust fund net of organization and formation expenses.

For the three months ended June 30, 2005, we had a net income of $43,534 attributable to organization and formation expenses.

For the six months ended June 30, 2006, we had a net income of $241,610, attributable to interest income on the trust fund net of organization and formation expenses.

For the six months ended June 30, 2005, we had a net loss of $39,634 attributable to organization and formation expenses.

For the period from December 9, 2004 (inception) through June 30, 2006, we had a net income of $549,181, attributable to interest income on the trust fund net of organization and formation expenses.

We consummated our initial public offering on April 27, 2005. On April 29, we consummated the closing of an additional 1,200,000 units that were subject to the underwriters’ over-allotment option. Gross proceeds from our initial public offering were $55,200,000. We paid a total of $4,272,000 in underwriting discounts and commissions, and approximately $491,000 was or will be paid for costs and expenses related to the offering. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $50,437,000, of which $49,168,000 was deposited into the trust account (or $5.344 per share sold in the offering). The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust fund to operate through April 27, 2007, assuming that a business combination is not consummated during that time. From April 27, 2005 through April 27, 2007, we anticipate approximately $280,000 of expenses for legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiating of a business combination, $180,000 for the administrative fee payable to KBL Healthcare Management Inc. ($7,500 per month for two years), $150,000 for expenses for the due diligence and investigation of a target business, $40,000 of expenses in legal and accounting fees relating to our SEC reporting obligations and $619,000 for general working capital that will be used for miscellaneous expenses and reserves, including approximately $80,000 for director and officer liability insurance premiums. We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

Commencing on April 21, 2005 and ending upon the acquisition of a target business, we began incurring a fee from KBL Healthcare Management, Inc., an affiliate of Zachary Berk, O.D., our chairman of the board and president, Marlene Krauss, M.D., our chief executive officer and secretary, and Michael Kaswan, our chief operating officer, of $7,500 per month for providing us with office space and certain general and administrative services. In addition, in January and March 2005, Marlene Krauss advanced an aggregate of $100,000 to us for payment on our behalf of offering expenses.These loans were repaid following our initial public offering from the proceeds of the offering.

ITEM 3.    CONTROLS AND PROCEDURES.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the ‘‘Exchange Act’’) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and treasurer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief operating officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

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

PART II.

OTHER INFORMATION

ITEM 2:    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 27, 2005, we consummated our initial public offering of 8,000,000 Units, with each unit consisting of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share. On April 29, 2005, we closed on an additional 1,200,000 units that were subject to the underwriters’ over-allotment option. The units were sold at an offering price of $6.00 per unit, generating total gross proceeds of $55,200,000. EarlyBirdCapital, Inc. acted as lead underwriter. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-121610). The Securities and Exchange Commission declared the registration statement effective on April 21, 2005.

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

Dated: August 14, 2006

/s/ Marlene Krauss, M.D. Marlene Krauss, M.D. Chief Executive Officer
/s/ Michael Kaswan Michael Kaswan Chief Operating Officer