Form 10QSB
period 2006-09-30
KBL Healthcare Acquisition Corp. II
filed 2006-11-14
CIK 1314772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

☐	Transition report under Section 13 or 15(d) of the Exchange Act

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of November 14, 2006, 11,200,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

KBL Healthcare Acquisition Corp. II

(a corporation in the development stage)

Condensed Balanace Sheet

	As of September 30, 2006 (unaudited)	As of December 31, 2005
ASSETS
Current Assets
Cash	$22,614	$649,223
Amounts held in trust
Cash held in trust	—	286
US government securities- treasury bill	—	49,877,308
New York muni cash trust	49,877,596	—
Accrued interest and dividends - trust fund	1,774,533	403,509

Total held in trust	51,652,129	50,281,103
Due from management	1,153	—
Prepaid expenses	74,083	42,332

Total Current Assets	51,749,979	50,972,658
Computer equipment, (net of accumulated depreciation of $1,208 and $217 respectively)	5,402	4,118
Deferred acquisiton costs	321,402
Deferred tax asset	452,900	229,000
Total assets	$52,529,683	$51,205,776

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$445,681	$41,199
Deferred trust income and dividends	496,577	222,509
Capital and income tax payable	315,281	172,193

Total liabilities	1,257,539	435,901

Common stock, subject to possible conversion, 1,839,080 shares at conversion value	9,828,683	9,828,683

Commitment
Stockholders’ equity
Preferred stock, $.0001 par value, Authorized 1,000,000 shares; none issued Common stock, $.0001 par value Authorized 35,000,000 shares Issued and outstanding 11,200,000 shares (which include 1,839,080 subject to possible conversion) and 2,000,000 respectively	1,120	1,120
Additional paid-in capital	40,632,501	40,632,501
Income accumulated during the development stage	809,840	307,571
Total stockholders’ equity	41,443,461	40,941,192
Total liabilities and stockholders’ equity	$52,529,683	$51,205,776

See Notes to Unaudited Condensed Financial Statements

KBL Healthcare Acquisition Corp. II

(a corporation in the development stage)

Condensed Statement of Operations

(unaudited)

	For the three months July 1, 2006 to September 30, 2006	For the three months July 1, 2005 to September 30, 2005	For the nine months ended September 30, 2006	For the nine months ended September 30, 2005	For the period December 09, 2004 (inception) to September 30, 2006
Income:
Interest and dividends	$343,760	$333,930	$1,102,945	$511,755	$1,999,293
Total Income:	343,760	333,930	1,102,945	511,755	1,999,293
Expenses:
Professional Fees	78,091	26,485	178,295	39,371	241,027
Franchise and Capital Taxes	10,813	150	31,688	47,220	67,849
Administrative fees	22,500	22,500	67,500	40,000	130,000
Dues and Subscriptions	4,250	15,562	15,622	22,125	47,457
Insurance	27,500	27,500	82,500	45,833	155,833
Other operating expenses	9,370	16,791	92,971	31,365	149,741

Total expenses	152,524	108,988	468,576	225,914	791,907
Income before provision for income taxes	191,236	224,942	634,369	285,841	1,207,386
Provision (benefit) for income taxes	(69,423)	109,290	132,100	130,555	397,546

Net income	$260,659	$115,652	$502,269	$155,286	$809,840
Net income per share basic and diluted	$0.02	$0.01	$0.04	$0.02	$0.09

Weighted average shares outstanding	11,200,000	11,200,000	11,200,000	7,311,355	9,273,828

See Notes to Unaudited Condensed Financial Statements

KBL Healthcare Acquisition Corp. II

(a corporation in the development stage)

Condensed Statement of Stockholders’ Equity

For the period from December 9, 2004 (inception) to September 30, 2006

	Common Stock		Additional paid-in Capital	(Deficit)/Income accumulated during the development stage	Total
	Shares	Amount

Sale of 2,000,000 shares of common stock to initial stockholders as of December 9, 2004 at $.02857 per share	2,000,000	$200	$24,800	$—	$25,000
Net loss for the period	—	—	—	(939)	(939)

Balance, December 31, 2004	2,000,000	200	24,800	(939)	24,061

Sale of 9,200,000 units, net of underwriters’ discount and offering expenses (includes 1,839,080 shares subject to possible conversion)	9,200,000	920	50,436,284	—	50,437,204
Proceeds subject to possible conversion of 1,839,080 shares	—	—	(9,828,683)	—	(9,828,683)
Proceeds from issuance of options	—	—	100	—	100
Net income for the period	—	—	—	308,510	308,510

Balance at December 31, 2005	11,200,000	$1,120	$40,632,501	$307,571	$40,941,192

Unaudited:
Net Income for the period	—	—	—	502,269	502,269

Balance at September 30, 2006	11,200,000	$1,120	$40,632,501	$809,840	$41,443,461

See Notes to Unaudited Condensed Financial Statements.

KBL Healthcare Acquisition Corp. II

(a corporation in the development stage)

Statement of Cash Flows

(unaudited)

	For the nine months ended September 30, 2006	For the nine months ended September 30, 2005	For the period December 09, 2004 (inception) to September 30, 2006
Cash flow from operating activities
Net income	$502,269	$155,286	809,840
Adjustments to reconcile net income to net cash provided used in operating activities:
Depreciation	991	—	1,208
Deferred tax benefit	(223,900)	—	(452,900)
Changes in operating assets/liabilities:
Accrued interest income on trust account	(1,371,024)	(608,315)	(2,484,127)
(Increase) in prepaid expenses	(31,751)	(74,080)	(74,083)
(Increase) in due from management	(1,153)	—	(1,153)
Increase in accrued expenses	108,080	42,134	149,279
Increase in deferred trust income and dividends	274,068	127,589	496,577
Increase (decrease) in capital and income tax payable	143,088	(139)	315,281
Net cash flows used in operating activities	(599,332)	(357,525)	(1,240,078)
Cash flows from Investing Activities
Purchases of equipment	(2,275)	(4,335)	(6,610)
Payment of deferred acquisition costs	(25,000)	—	(25,000)
Increase in cash held in trust	(2)	(592)	(288)
Purchase of treasury bills	—	(49,197,361)	(99,044,714)
Maturity of treasury bills	—	—	49,877,000
Net cash flows used in investing activities	(27,277)	(49,202,288)	(49,199,612)
Cash flows from financing activities
Gross proceeds from public offering	—	55,200,000	55,200,000
Proceeds from issuance of option	—	100	100
Proceeds from notes payable, stockholders	—	100,000	100,000
Payment of notes payable, stockholders	—	(100,000)	(100,000)
Proceeds from sale of shares of common stock	—	—	25,000
Payment of offering costs	—	(4,737,796)	(4,762,796)
Net cash provided by financing activities	—	50,462,304	50,462,304
Net increase (decrease) in cash	(626,609)	902,491	22,614
Cash at beginning of the period	649,223	—	—
Cash at the end of the period	$22,614	$902,491	22,614
Supplemental schedule of non-cash investing activity:
Accrual of deferred acquisition costs	296,402	—	296,402

See Notes to Unaudited Condensed Financial Statements.

KBL Healthcare Acquisition Corporation

(a corporation in the development stage)

Notes to Unaudited Financial Statements

1.	Basis of Presentation

The financial statements at September 30, 2006 and for the periods ended September 30, 2006 are unaudited. In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of KBL Healthcare Acquisition Corp. II (the “Company”) as of September 30, 2006 and the results of its operations and cash flows for the periods ended September 30, 2006 and 2005. Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year.

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

The registration statement for the Company’s initial public offering (“Offering”) was declared effective April 21, 2005. The Company consummated the Offering on April 27, 2005 (see Note 3). The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with an operating business in the healthcare industry (“Business Combination”). Upon the closing of the Offering, and the underwriters’ over-allotment option, an aggregate of $49,168,000, was deposited in an interest-bearing trust account (“Trust Fund”) until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Account, funds will only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 with a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. At September 30, 2006, the value of the Trust Account amounted to approximately $51,652,129. The remaining net proceeds (not held in the Trust Fund) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

KBL Healthcare Acquisition Corporation

(a corporation in the development stage)

Notes to Unaudited Financial Statements

The Company has signed a definitive agreement for a Business Combination and will submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the shares sold in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company (“Initial Stockholders”), have agreed to vote their 2,000,000 founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares. The per share conversion price will equal the amount in the Trust Fund as of two days prior to the consummation of the proposed Business Combination divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per-share interest in the Trust Fund computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the Offering (19.99% of the amount originally held in the Trust Fund) has been classified as common stock subject to possible conversion in the accompanying September 30, 2006 balance sheet and 19.99% of the related interest and dividends earned on the Treasury Bill has been recorded as deferred interest and dividends.

The Company’s Amended and Restated Certificate of Incorporation provides for mandatory liquidation of the Company in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Offering if certain extension criteria have been satisfied. The Company has satisfied the extension criteria. There is no assurance that the Company will be able to successfully effect a Business Combination during this period. This factor raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements are

KBL Healthcare Acquisition Corporation

(a corporation in the development stage)

Notes to Unaudited Financial Statements

prepared assuming the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units sold in the Offering discussed in Note 3).

3.	Initial Public Offering

On April 27, 2005, the Company sold 8,000,000 units (“Units”) in the Offering. On April 29, 2005, the Company sold an additional 1,200,000 Units pursuant to the underwriters’ over-allotment option. Each Unit consists of one share of the Company’s common stock, $.0001 par value, and two Redeemable Common Stock Purchase Warrants (“Warrants”). Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a Business Combination with a target business or one year from the effective date of the Offering and expiring five years from the date of the prospectus. The Warrants will be redeemable, upon prior written consent of EarlyBirdCapital, Inc., at a price of $.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given.

In connection with this Offering, the Company issued an option, for $100, to the representative of the underwriters to purchase 400,000 Units at an exercise price of $7.50 per Unit. The Company estimates that the fair value of the Option is approximately $876,000 ($2.19 per Unit) using a Black-Scholes option-pricing model. The fair value of the option granted to EarlyBirdCapital was estimated as of the date of grant using the following assumptions: (1) expected volatility of 43.45%, (2) risk-free interest rate of 3.97% and (3) expected life of 5 years. The Option may be exercised for cash or on a “cashless” basis, at the holder’s option, such that the holder may use the appreciated value of the Option (the difference between the exercise prices of the Option and the underlying Warrants and the market price of the Units and underlying securities) to exercise the option without the payment of any cash. In addition, the Warrants underlying such Units are exercisable at $6.25 per share.

4.	Deferred Acquisition Costs	Deferred acquisition costs consist of legal fees incurred through the balance sheet date that are related to the potential acquisition of Summer (see Note 7). These costs will be included in the cost of the acquisition if the Business Combination is consummated or expensed if it is not. There is no assurance that this Business Combination will be consummated

KBL Healthcare Acquisition Corporation

(a corporation in the development stage)

Notes to Unaudited Financial Statements

5.	Commitment	The Company presently occupies office space provided by an affiliate of an Initial Stockholder. Such affiliate has agreed that, until the acquisition of a target business by the Company, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services commencing on the effective date of the Proposed Offering. Through September 30, 2006, the Company has expensed $130,000 relating to this agreement.

6.	Common Stock

Effective January 26, 2005 and March 24, 2005, the Company’s Board of Directors authorized a stock dividend of 0.428571 shares of common stock and 0.6 shares of common stock, respectively, for each outstanding share of common stock. On February 8, 2005, the Company’s Certificate of Incorporation was amended to increase the authorized shares of common stock from 15,000,000 to 30,000,000 shares of common stock. Additionally, on March 24, 2005, the Company’s Certificate of Incorporation was amended to increase the authorized shares of common stock to 35,000,000 shares of common stock. All references in the accompanying financial statements to the number of shares of stock have been retroactively restated to reflect these transactions.

As of September 30, 2006, 19,600,000 shares of common stock were reserved for issuance upon exercise of redeemable warrants and underwriter’s unit purchase option.

7.	Proposed Business Combination

On August 31, 2006, the Company and its wholly owned subsidiary, SII Acquisition Corp. (“Acquisition Sub”), entered into an Agreement and Plans of Reorganization (“Acquisition Agreement”) with each of Summer Infant, Inc. (“SII”), Summer Infant Europe, Limited (“SIE”), and Summer Infant Asia, Ltd. (“SIA” and, collectively, with SII and SIE, the “Targets” or “Summer”), and all of the stockholders of each of the Targets (collectively, the “Stockholders”). Under the terms of the Acquisition Agreement, (i) SII will be merged with and into Acquisition Sub and (ii) all of the outstanding capital stock of SIE and SIA will be acquired directly by the Company. As a result, upon consummation of these transactions (the “Acquisition”), each of the Targets will be a wholly owned subsidiary of the Company.

Pursuant to the Acquisition Agreement, the Stockholders, in exchange for all of the securities of Summer outstanding immediately prior to the Acquisition, will receive an aggregate of $20 million in cash and 3,916,667 shares of the Company’s common stock (“Transaction Shares”), subject to downward adjustment based on Summer’s Net Worth (as defined in the Acquisition Agreement).

KBL Healthcare Acquisition Corporation

(a corporation in the development stage)

Notes to Unaudited Financial Statements

The Stockholders also will be entitled to receive up to an additional aggregate of 2,500,000 shares of the Company’s common stock (“Contingent Shares”) in the event that the last sales price of the Company’s common stock is equal to or exceeds $8.50 on any twenty (20) trading days during any thirty (30) consecutive trading day period commencing on the three-month anniversary of the closing of the Acquisition and ending on April 20, 2009.

The Stockholders also will be entitled to receive cash payments equal to 50% of the difference between actual EBITDA (as defined in the Acquisition Agreement) for the years ending December 31, 2006, 2007 and 2008 and prescribed EBITDA benchmarks for each of those years of $4.2 million, $10 million and $15 million, respectively. These cash payments shall not exceed $5 million in the aggregate for the three years.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements and footnotes thereto contained in this report.

Overview

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

Recent Developments

On August 31, 2006, we and our wholly owned subsidiary, SII Acquisition Corp. (“Acquisition Sub”), entered into an Agreement and Plans of Reorganization (“Acquisition Agreement”) with each of Summer Infant, Inc. (“SII”), Summer Infant Europe, Limited (“SIE”), and Summer Infant Asia, Ltd. (“SIA” and, collectively, with SII and SIE, the “Targets” or “Summer”), and all of the stockholders of each of the Targets (collectively, the “Stockholders”). Under the terms of the Acquisition Agreement, (i) SII will be merged with and into Acquisition Sub and (ii) all of the outstanding capital stock of SIE and SIA will be acquired directly by us. As a result, upon consummation of these transactions (the “Acquisition”), each of the Targets will be a wholly owned subsidiary of ours.

Based in North Smithfield, Rhode Island, Summer designs, markets and distributes branded durable juvenile health and safety products for infants and toddlers. Summer’s products are sold primarily to large U.S. retailers such as Babies R Us, Target, K-Mart, Buy Buy Baby, Meijer, Chelsea & Scott (One Step Ahead) and Baby Depot (Burlington Coat Factory). Summer currently has over sixty proprietary products, including nursery audio/video monitors, safety gates, durable bath products, bed rails, infant thermometers, booster and potty seats, and bouncers.

Pursuant to the Acquisition Agreement, the Stockholders, in exchange for all of the securities of Summer outstanding immediately prior to the Acquisition, will receive an aggregate of $20 million in cash and 3,916,667 shares of our common stock (“Transaction Shares”), subject to downward adjustment based on Summer’s Net Worth (as defined in the Acquisition Agreement).

The Stockholders also will be entitled to receive up to an additional aggregate of 2,500,000 shares of our common stock (“Contingent Shares”) in the event that the last sales price of our common stock is equal to or exceeds $8.50 on any twenty (20) trading days during any thirty (30) consecutive trading day period commencing on the three-month anniversary of the closing of the Acquisition and ending on April 20, 2009.

The Stockholders also will be entitled to receive cash payments equal to 50% of the difference between actual EBITDA (as defined in the Acquisition Agreement) for the years ending December 31, 2006, 2007 and 2008 and prescribed EBITDA benchmarks for each of those years of $4.2 million, $10 million and $15 million, respectively. These cash payments shall not exceed $5 million in the aggregate for the three years.

For a more complete discussion of our proposed business combination, including the risk that are applicable to us with respect to our acquisition of Summer, see our Current Report on Form 8-K dated August 31, 2006 and filed with the SEC on September 5, 2006, as amended on September 19, 2006.

Results of Operations

For the three months ended September 30, 2006, we had a net income of $260,659, attributable to interest income on the trust fund net of organization and formation expenses.

For the three months ended September 30, 2005, we had a net income of $115,652, attributable to interest income on the trust fund net of organization and formation expenses.

For the nine months ended September 30, 2006, we had a net income of $502,269, attributable to interest income on the trust fund net of organization and formation expenses.

For the nine months ended September 30, 2005, we had a net income of $155,286, attributable to interest income on the trust fund net of organization and formation expenses.

For the period from December 9, 2004 (inception) through September 30, 2006, we had a net income of $809,840, attributable to interest income on the trust fund net of organization and formation expenses.

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

ITEM 3. CONTROLS AND PROCEDURES.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and treasurer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief operating officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

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

Dated: November 14, 2006

/s/ Marlene Krauss, M.D.
Marlene Krauss, M.D.
Chief Executive Officer

/s/ Michael Kaswan
Michael Kaswan
Chief Operating Officer