Form 10KSB
period 2006-12-31
KBL Healthcare Acquisition Corp. II
filed 2007-03-06
CIK 1314772

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2006

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 000-51228

KBL HEALTHCARE ACQUISITION CORP. II

(Name of Small Business Issuer in Its Charter)

Delaware	20-1994619
(State of Incorporation)	(Small Business Issuer I.R.S. Employer I.D. Number)

757 Third Avenue, 21st Floor, New York, New York	10017
(Address of principal executive offices)	(zip code)

(212) 319-5555

(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Units consisting of one share of Common Stock, par value $.0001 per share, and two Warrants

Common Stock, $.0001 par value per share

Warrants to purchase shares of Common Stock

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Issuer’s revenues for the fiscal year ended December 31, 2006 were $0.

As of March 3, 2007, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $51,428,000.

As of March 5, 2007, there were 11,200,000 shares of Common Stock, $.0001 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

KBL Healthcare Acquisition Corp. II is a blank check company formed on December 9, 2004 to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business in the healthcare industry.

On April 27, 2005, we closed our initial public offering of 8,000,000 units with each unit consisting of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share. On April 29, 2005, we consummated the closing of an additional 1,200,000 units which were subject to the over-allotment option. The units were sold at an offering price of $6.00 per unit, generating total gross proceeds of $55,200,000. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $50,437,000, of which $49,168,000 was deposited into the trust account and the remaining proceeds ($1,269,000) became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. Through December 31, 2006, we have used approximately $1,269,000 of the net proceeds that were not deposited into the trust fund to pay operating expenses. The net proceeds deposited into the trust fund remain on deposit in the trust fund earning interest. As of December 31, 2006, there was $52,087,936 held in the trust fund.

Recent Developments

On September 1, 2006, we entered into an Agreement and Plan of Reorganization (“Acquisition Agreement”) with Summer Infant, Inc. (“SII”), Summer Infant Europe Limited (its European affiliate, “SIE”), Summer Infant Asia, Ltd. (its Asian affiliate, “SIA,” collectively, the “Summer Companies” or “Summer”), and the stockholders of each of the Summer Companies. On August 21, 2006, we formed a wholly owned subsidiary, SII Acquisition, Inc. (“Merger Sub”), to effectuate the transactions contemplated by the Acquisition Agreement. SII will merge into the Merger Sub, with Merger Sub surviving the merger as a wholly owned subsidiary of KBL and changing its name to “Summer Infant USA, Inc.” Based in North Smithfield, Rhode Island, Summer designs, markets and distributes branded durable juvenile health, safety and wellness products for infants and toddlers. Summer’s products are sold primarily to large U.S. retailers such as Babies R Us, Target, K-Mart, Buy Buy Baby, Meijer, Chelsea & Scott (One Step Ahead), Baby Depot (Burlington Coat Factory) and Wal-Mart. Summer currently has over sixty proprietary products, including nursery audio/video monitors, safety gates, durable bath products, bed rails, infant thermometers, booster and potty seats and bouncers. In 2005, SII accounted for approximately 90% of revenue and SIE accounted for approximately 10%.

Pursuant to the Acquisition Agreement, in return for all of their stock in each of SII, SIE and SIA, the stockholders of Summer will receive an aggregate of 3,916,667 shares of our common stock, such shares being subject to downward adjustment based upon the consolidated net worth of Summer at the closing, and $20,000,000 in cash. The Summer stockholders will be entitled to receive an additional 2,500,000 shares of our common stock if the market price of our common stock exceeds certain levels for a prescribed period of time after closing. In addition, the Summer stockholders will be entitled to receive up to an aggregate of $5,000,000 cash in the event Summer’s EBITDA exceeds certain levels in one or more of the fiscal years ending December 31, 2006, 2007 and 2008. Under the agreement, 1,000,000 of the shares to be issued to Summer stockholders will be held in escrow to secure our indemnity rights. Another 391,667 of the shares to be issued to Summer will be held in escrow to secure our right to recapture any loss in Summer’s net value that occurs between June 30, 2006 and the closing date.

For a more complete discussion of our proposed business combination, see our Current Report on Form 8-K dated September 5, 2006 and filed with the SEC on the same day, as amended, and our Definitive Proxy Statement filed with the SEC on February 13, 2007.

We expect that the transaction will be consummated shortly after our special meeting of stockholders to approve the transaction on March 6, 2007. However, as described below, if we do not complete the business combination with Summer by April 27, 2007, we will be forced to dissolve and liquidate.

Opportunity for stockholder approval of business combination

We agreed to submit the Summer transaction to our stockholders for approval, although the acquisition would not require stockholder approval under applicable state law. In connection with seeking stockholder approval of a business combination, we have furnished our stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, which, among other matters, include a description of Summer’s operations and audited historical financial statements.

In connection with the vote required for our business combination, our Founders have agreed to vote their respective shares of common stock owned by them immediately prior to our initial public offering (“Founder Shares”) in accordance with the vote of the majority of the shares of our common stock sold in such offering (“IPO Shares”). This voting arrangement shall not apply to any shares included in units purchased by our Founders in our initial public offering or purchased by them after such offering in the open market. We will proceed with the business combination only if a majority of the IPO Shares present at the meeting to approve the business combination are voted for the approval of such business combination and stockholders holding less than 20% of the IPO Shares exercise their conversion rights.

Conversion rights

At the time we seek stockholder approval of our business combination with Summer, we will offer the holders of IPO Shares the right to have such shares converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. The actual per-share conversion price will be equal to the amount in the trust fund, inclusive of any interest, as of two business days prior to the consummation of the business combination, divided by the total number of IPO Shares. As of December 31, 2006, the per-share conversion price would have been approximately $5.66. An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the business combination and the business combination is approved and completed. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting. It is anticipated that the funds to be distributed to stockholders entitled to convert their shares who elect conversion will be distributed promptly after completion of a business combination. We will not complete any business combination if stockholders owning 20% or more of the IPO Shares exercise their conversion rights. Holders of IPO Shares who convert their stock into their share of the trust fund still have the right to exercise any warrants they continue to hold that they purchased as part of the units.

Liquidation if no business combination

We are required to liquidate and dissolve if we fail to complete the business combination by April 27, 2007. Accordingly, should we fail to consummate the transaction with Summer, we anticipate that, promptly after such date, the following will occur:

•

our board of directors will convene and adopt a specific plan of dissolution and liquidation, which it will then vote to recommend to our stockholders; at such time it will also cause to be prepared a preliminary proxy statement setting out such plan of dissolution and liquidation as well as the board’s recommendation of such plan;

•	we will promptly file our preliminary proxy statement with the Securities and Exchange Commission;

•

if the Securities and Exchange Commission does not review the preliminary proxy statement, then, 10 days following the filing of such preliminary proxy statement, we will mail the definitive proxy statement to our stockholders, and, 10-20 days following the mailing of such definitive proxy statement, we will convene a meeting of our stockholders, at which they will vote on our plan of dissolution and liquidation; and

•

if the Securities and Exchange Commission does review the preliminary proxy statement, we currently estimate that we will receive their comments 30 days after the filing of such proxy statement. We would then mail the definite proxy statement to our stockholders following the conclusion of the comment and review process (the length of which we cannot predict with any certainty, and which may be substantial) and we will convene a meeting of our stockholders at which they will vote on our plan of dissolution and liquidation.

We expect that all costs associated with the implementation and completion of our plan of dissolution and liquidation will be funded by any remaining net assets not held in the trust account, although we cannot assure you that there will be sufficient funds for such purpose. If such funds are insufficient, we anticipate that our management will advance us the funds necessary to complete such dissolution and liquidation (currently anticipated to be no more than approximately $50,000) and not seek reimbursement thereof.

Upon our dissolution, we will distribute to all holders of IPO Shares, in proportion to the number of IPO Shares held by them, an aggregate sum equal to the amount in the trust fund, inclusive of any interest, plus any remaining net assets. The Founders have waived their rights to participate in any liquidation distribution with respect to their Founder Shares. There will be no distribution from the trust fund with respect to our warrants. Upon notice from us, the trustee of the trust fund will commence liquidating the investments constituting the trust fund and will turn over the proceeds to our transfer agent for distribution to our stockholders.

If we were to expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust fund, the per-share liquidation price as of December 31, 2006 would have been approximately $5.66. However, the proceeds deposited in the trust fund could become subject to the claims of our creditors which could be prior to the claims of our public stockholders. Zachary Berk, our chairman of the board and president, and Marlene Krauss, our chief executive officer, have agreed that, if we liquidate prior to the consummation of a business combination, they will be personally liable to pay debts and obligations to target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us to the extent they have claims against the funds in our trust account.

Competition

If we succeed in effecting the business combination with Summer, there will be intense competition from competitors of Summer. For a more complete discussion of the risks that will be applicable to us following the business combination with Summer, see our filings referred to above under “Recent Developments.” We cannot assure you that, subsequent to our business combination, we will have the resources or ability to compete effectively.

Regulatory Matters

In connection with the anticipated business combination with Summer, we will become subject to additional government regulation. Summer obtains all necessary regulatory agency approvals for each of its products. In the U.S., these approvals may include, among others, one or more of the Consumer Product Safety Commission (“CPSC”), the American Society of Test Methods (“ASTM”), the Juvenile Products Manufacturing Association (“JPMA”), the Federal Communications Commission (“FCC”) and the Food and Drug Administration (“FDA”). Summer conducts its own internal testing, which utilizes a “foreseeable use and abuse” testing method and is designed to subject each product to the “worst case scenario.” Summer’s products are also frequently tested by independent government-certified labs.

Employees

We have three executive officers, all of whom are members of our board of directors. These individuals are not obligated to contribute any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. We do not intend to have any full time employees prior to the consummation of the business combination with Summer.

Risks associated with our business

In addition to other information included in this report, you should consider all the risks relating to our operations following the business combination with Summer described in our filings referred to above under “Recent Developments.” You should also consider the following factors in evaluating our business and future prospects.

There will be a substantial number of shares of our common stock issued in the merger with Summer that may increase the volume of common stock available for sale in the open market in the future and may cause a decline in the market price of our common stock.

The consideration to be issued in the merger to the Summer stockholders will include 3,916,667 shares of our common stock that will be issued at the closing (subject to adjustment) and up to 2,500,000 shares that may be issued based on the performance of our common stock after closing. These shares are initially not being registered and will be restricted from public sale under the securities laws. Additionally, the shares will be subject to the lock-up agreements and cannot be sold publicly until April 21, 2008. The presence of this additional number of shares of common stock eligible for trading in the public market after the lapse of the restrictions may have an adverse effect on the market price of our common stock.

Our outstanding warrants and options may be exercised in the future, which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

Outstanding redeemable warrants to purchase an aggregate of 18,400,000 shares of common stock issued in our initial public offering will become exercisable after the consummation of the merger. Immediately upon consummation of the acquisition, we will have 15,116,667 shares outstanding. If all of the outstanding warrants were exercised, an additional 18,400,000 shares would be issued, which would more than double the total number of shares outstanding to 33,516,667. These will be exercised only if the $5.00 per share exercise price is below the market price of our common stock. We also issued an option to purchase 400,000 units to the representative of the underwriters in our initial public offering which, if exercised, will result in the issuance of an additional 800,000 warrants. To the extent they are exercised, additional shares of our common stock will be issued, which will result in dilution to our stockholders and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of such shares.

Our working capital will be reduced if our stockholders exercise their right to convert their shares into cash. This would reduce our cash reserve after the merger.

Pursuant to our certificate of incorporation, holders of shares issued in our initial public offering may vote against the merger and demand that we convert their shares, calculated as of two business days prior to the anticipated consummation of the merger, into a pro rata share of the trust account where a substantial portion of the net proceeds of the initial public offering are held. We and Summer will not consummate the merger if holders of 20% or more shares of common stock issued in our initial public offering exercise these conversion rights. To the extent the merger is consummated and holders have demanded to so convert their shares, there will be a corresponding reduction in the amount of funds available to the combined company following the merger. As December 31, 2006, assuming the merger is consummated, the maximum amount of funds that could be disbursed to our stockholders upon the exercise of their conversion rights is approximately $10,417,587, or approximately 20% of the funds held in the trust account. Any payment upon exercise of conversion rights will reduce our cash after the merger, which may limit our ability to implement our business plan.

If our stockholders fail to vote or abstain from voting on the merger with Summer, they may not exercise their conversion rights to convert their shares of our common stock into a pro rata portion of the trust account.

Our stockholders holding shares of stock issued in our initial public offering who affirmatively vote against the merger with Summer may, at the same time, demand that we convert their shares into a pro rata portion of the trust account, calculated as of two business days prior to the anticipated consummation of the merger. Our stockholders who seek to exercise this conversion right must affirmatively vote against the merger and tender their stock certificates to our transfer agent prior to the vote. Any stockholder who fails to vote or who abstains from voting on the merger or who fails to tender their stock certificate prior to the vote may not exercise his conversion rights and will not receive a pro rata portion of the trust account for conversion of his shares.

If we are unable to obtain a listing of our securities on Nasdaq or any stock exchange, it may be more difficult for our stockholders to sell their securities.

Our units, common stock and warrants are currently traded in the over-the-counter market and quoted on the OTCBB. We have applied for listing on Nasdaq. Generally, Nasdaq requires that a company applying for listing on the Nasdaq Capital Market have stockholders’ equity of not less than $5.0 million or a market value of listed securities of $50 million or net income from continuing operations of not less than $750,000, at least 1,000,000 publicly held shares, and a minimum bid price of $4.00 with over 300 round lot shareholders. There is no assurance that such listing will be obtained and listing is not a condition to closing the merger.

Our ability to request indemnification from Summer for damages arising out of the merger is limited to those claims where damages exceed $500,000 and are only indemnifiable to the extent that damages exceed $500,000.

At the closing of the merger, 1,000,000 shares of common stock to be issued to the Summer stockholders as merger consideration upon consummation of the merger will be deposited in escrow as the sole remedy for the obligation of the Summer stockholders to indemnify and hold us harmless for any damages, whether as a result of any third party claim or otherwise, and which arise as a result of or in connection with the breach of representations and warranties and agreements and covenants of Summer. Claims for indemnification may only be asserted by us once the damages exceed $500,000 and are indemnifiable only to the extent that damages exceed $500,000. Accordingly, it is possible that we will not be entitled to indemnification even if Summer is found to have breached its representations and warranties contained in the merger agreement if such breach would only result in damages to us of less than $500,000.

Our current directors and executive officers own shares of common stock and warrants that will become worthless if the acquisition is not approved. Consequently, they may have a conflict of interest in determining whether particular changes to the terms of the business combination with Summer or waivers of conditions are appropriate.

All of our officers and directors or their affiliates beneficially own shares of our common stock, which they purchased prior to our IPO. Additionally, such persons also own an aggregate of 1,392,658 warrants to purchase shares of our common stock. Our executives and directors and their affiliates are not entitled to receive any of the cash proceeds that may be distributed upon our liquidation with respect to shares they acquired prior to our initial public offering. Therefore, if the acquisition is not approved and we are forced to liquidate, such shares held by such persons will be worthless, as will all of the warrants, and such shares and warrants cannot be sold by them prior to the consummation of the acquisition. In addition, if we liquidate prior to the consummation of a business combination, Drs. Berk and Krauss, our chairman of the board and chief executive officer, respectively, will be personally liable to pay the debts and obligations, if any, to vendors and other entities that are owed money by us for services rendered or products sold to us, or to any target business, to the extent such creditors bring claims that would otherwise require payment from moneys in the trust account. Also, upon consummation of the acquisition, Dr. Krauss will enter into an employment agreement with us to serve as our chairman of the board for an initial term of three years at an annual base salary of $125,000.

These personal and financial interests of our directors and officers may have influenced their decision to approve the business combination with Summer. In considering the recommendations of our board of directors to vote for the acquisition proposal and other proposals, you should consider these interests. Additionally, the exercise of our directors’ and executive officers’ discretion in agreeing to changes or waivers in the terms of the business combination may result in a conflict of interest when determining whether such changes to the terms of the business combination or waivers of conditions are appropriate and in our stockholders’ best interest.

If we are unable to complete the business combination with Summer and are forced to dissolve and liquidate, third parties may bring claims against us and, as a result, the proceeds held in trust could be reduced and the per-share liquidation price received by stockholders could be less than $5.66 per share.

If we are unable to complete the business combination with Summer by April 27, 2007 and are forced to dissolve and liquidate, third parties may bring claims against us. Although we have obtained waiver agreements from the vendors and service providers we have engaged and owe money to, and the prospective target businesses we have negotiated with, whereby such parties have waived any right, title, interest or claim of any kind they may have in or to any monies held in the trust fund, there is no guarantee that they will not seek recourse against the trust fund notwithstanding such agreements. Furthermore, there is no guarantee that a court will uphold the validity of such agreements. Accordingly, the proceeds held in trust could be subject to claims which could take priority over those of our public stockholders. Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy or other claims deplete the trust account, we cannot assure you we will be able to return to our public stockholders at least $5.66 per share.

You will not be able to exercise your warrants if we don’t have an effective registration statement in place when you desire to do so.

No warrants will be exercisable, and we will not be obligated to issue shares of common stock upon exercise of warrants by a holder unless, at the time of such exercise, we have a registration statement under the Securities Act of 1933, as amended, in effect covering the shares of common stock issuable upon the exercise of the warrants and a current prospectus relating to that common stock. We have agreed to use our best efforts to have a registration statement in effect covering shares of common stock issuable upon exercise of the warrants from the date the warrants become exercisable and to maintain a current prospectus relating to that common stock until the warrants expire or are redeemed. However, we cannot assure you that we will be able to do so. Additionally, we have no obligation to settle the warrants for cash in the absence of an effective registration statement or under any other circumstances. The warrants may be deprived of any value, the market for the warrants may be limited and the holders of warrants may not be able to exercise their warrants if there is no registration statement in effect covering the shares of common stock issuable upon the exercise of the warrants or the prospectus relating to the common stock issuable upon the exercise of the warrants is not current. If the warrants expire worthless, this would mean that a person who paid $6.00 for a unit in our IPO and who did not sell the warrants included in the unit would have effectively paid $6.00 for one share of our common stock.

If we do not consummate the business combination with Summer by April 27, 2007 and are forced to dissolve and liquidate, payments from the trust account to our public stockholders may be delayed.

If we do not consummate the business combination with Summer by April 27, 2007, we will dissolve and liquidate. We anticipate that, promptly after such date, the following will occur:

•

our board of directors will convene and adopt a specific plan of dissolution and liquidation, which it will then vote to recommend to our stockholders; at such time it will also cause to be prepared a preliminary proxy statement setting out such plan of dissolution and liquidation as well as the board’s recommendation of such plan;

•	we will promptly file our preliminary proxy statement with the Securities and Exchange Commission;

•

if the Securities and Exchange Commission does not review the preliminary proxy statement, then, 10 days following the filing of such preliminary proxy statement, we will mail the definitive proxy statement to our stockholders, and, 10-20 days following the mailing of such definitive proxy statement, we will convene a meeting of our stockholders, at which they will vote on our plan of dissolution and liquidation; and

•

if the Securities and Exchange Commission does review the preliminary proxy statement, we currently estimate that we will receive their comments 30 days after the filing of such proxy statement. We would then mail the definite proxy statement to our stockholders following the conclusion of the comment and review process (the length of which we cannot predict with any certainty, and which may be substantial) and we will convene a meeting of our stockholders at which they will vote on our plan of dissolution and liquidation.

We expect that all costs associated with the implementation and completion of our plan of dissolution and liquidation will be funded by any remaining net assets not held in the trust account, although we cannot assure you that there will be sufficient funds for such purpose. If such funds are insufficient, we anticipate that our management will advance us the funds necessary to complete such dissolution and liquidation (currently anticipated to be no more than approximately $50,000) and not seek reimbursement thereof.

We will not liquidate the trust account unless and until our stockholders approve our plan of dissolution and liquidation. Accordingly, the foregoing procedures may result in substantial delays in our liquidation and the distribution to our public stockholders of the funds in our trust account and any remaining net assets as part of our plan of dissolution and liquidation.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

If we are unable to complete the business combination with Summer, we will dissolve and liquidate pursuant to Section 275 of the DGCL. Under Sections 280 through 282 of the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. Pursuant to Section 280, if the corporation complies with certain procedures intended to ensure that it makes reasonable provisions for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of a stockholder with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. Although we will seek stockholder approval to liquidate the trust account to our public stockholders as part of our plan of dissolution and liquidation, we will seek to conclude this process as soon as possible and as a result do not intend to comply with those procedures. Because we will not be complying with those procedures, we are required, pursuant to Section 281 of the DGCL, to adopt a plan that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent 10 years. Accordingly, we would be required to provide for any creditors known to us at that time or those that we believe could be potentially brought against us within the subsequent 10 years prior to distributing the funds held in the trust to stockholders. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them in a dissolution (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such dissolution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us that is not dismissed, any distributions received by stockholders in our dissolution might be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders in our dissolution. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders as soon as possible after our dissolution, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board of directors may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors and/or complying with certain provisions of the DGCL with respect to our dissolution and liquidation. We cannot assure you that claims will not be brought against us for these reasons.

Voting control by our executive officers, directors and other affiliates may limit your ability to influence the outcome of director elections and other matters requiring stockholder approval.

Upon consummation of the acquisition, the persons who are parties to the voting agreement, which are all of the stockholders of Summer and Drs. Berk and Krauss and Mr. Kaswan, will own approximately 38.3% of our voting stock. These persons have agreed to vote for each other’s designees to our board of directors through director elections in 2009. Accordingly, they will be able to control the election of directors and, therefore, our policies and direction during the term of the voting agreement. This concentration of ownership and voting agreement could have the effect of delaying or preventing a change in our control or discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the market price for their shares of common stock.

ITEM 2.	DESCRIPTION OF PROPERTY

We maintain our executive offices at 757 Third Avenue, 21st Floor, New York, New York pursuant to an agreement with KBL Healthcare Management, Inc., an affiliate of Drs. Berk and Krauss and Michael Kaswan, our chief operating officer and director. We pay KBL Healthcare Management a monthly fee of $7,500 for general and administrative services, including office space, utilities and secretarial support. We believe, based on rents and fees for similar services in the New York City metropolitan area, that the fee charged by KBL Healthcare Management is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space adequate until we consummate the business combination or liquidate.

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

	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low
2007:
First Quarter*	7.50	6.90	5.66	5.45	0.97	0.55

2006:
Fourth Quarter	6.95	6.05	5.60	5.37	0.71	0.35
Third Quarter	6.40	6.10	5.45	5.30	0.51	0.36
Second Quarter	6.77	6.40	5.47	5.34	0.76	0.45
First Quarter	6.95	6.30	5.48	5.24	0.72	0.50

2005:
Fourth Quarter	6.50	6.00	5.25	5.12	0.60	0.41
Third Quarter	6.50	6.01	5.19	5.00	0.72	0.52
Second Quarter	6.35	6.01	5.15	5.00	0.63	0.53

*	Through March 2, 2007

Holders

As of March 5, 2007, there was one holder of record of our units, ten holders of record of our common stock and four holder of record of our warrants.

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

Recent Sales of Unregistered Securities and Use of Proceeds

In December 2004, we sold the following shares of common stock without registration under the Securities Act of 1933, as amended:

Stockholders	Number of Shares
Zachary Berk, O.D.	337,500
Marlene Krauss, M.D.	337,500
The Juliana Pearl Berk-Krauss Trust u/a dated July 27, 1998	52,000
Olivia Jade Berk-Krauss Trust u/a dated July 27, 1998	52,000
Alexander Maxwell Berk-Krauss Trust u/a dated July 27, 1998	52,000

Stockholders	Number of Shares
Joe Williamson	17,500
Eileen Moore	17,500
Sandra Santos	9,000

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

We paid a total of $3,312,000 in underwriting discounts and commissions and approximately $1,450,000 for other costs and expenses related to the offering, including $960,000 for the underwriters’ non-accountable expense allowance of 1% of the gross proceeds. After deducting the underwriting discounts and commissions and the other offering expenses, the total net proceeds to us from the offering were approximately $50,437,000, of which $49,168,000 was deposited into the trust account and the remaining proceeds ($1,269,000) became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. The net proceeds deposited into the trust fund remain on deposit in the trust fund and have earned $2,919,936 in interest through December 31, 2006.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Plan of Operations

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

We had a net income of $672,345 for the fiscal year ended December 31, 2006 consisting of interest income of $1,451,749 offset by professional fees of $222,390, franchise and capital taxes of $42,750, administrative fees of $90,000 paid for a monthly services agreement, dues and subscriptions of $20,047, insurance of $110,000, other operating expenses of $117,461 and a provision for income taxes of $176,756.

We had a net income of $308,510 for the fiscal year ended December 31, 2005 consisting of interest income of $896,348 offset by professional fees of $62,732, franchise and capital taxes of $36,022, administrative fees of $62,500 paid for a monthly services agreement, dues and subscriptions of $31,835, insurance of $73,333, other operating expenses of $55,970 and a provision for income taxes of $265,446.

For the period from December 9, 2004 (inception) to December 31, 2006, we had a net income of $979,916 consisting of interest income of $2,348,097 offset by professional fees of $285,122, franchise and capital taxes of $78,911, administrative fees of $152,500 paid for a monthly services agreement, dues and subscriptions of $51,882, insurance of $183,333, other operating expenses of $174,231 and a provision for income taxes of $442,202.

On April 27, 2005, we closed our initial public offering of 8,000,000 units and, on April 29, 2005, we closed the closing of an additional 1,200,000 units which were subject to the over-allotment option, generating total gross proceeds of $55,200,000. After deducting commissions, discounts and fees related to the offering, net proceeds of $50,437,000 remained. $49,168,000 of the net proceeds has been deposited in trust, while the remaining net proceeds of $1,269,000 were set aside to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. At December 31, 2006, we had cash outside of the trust fund of $5,797, prepaid expenses and other current assets of $43,486 and total liabilities of $1,666,217, leaving us with working capital, excluding the trust fund, of ($1,616,934). To the extent that our capital stock or debt securities are used in whole or in part as consideration to effect the business combination with Summer, the proceeds held in the trust fund as well as any other available cash will be used to finance the operations of the target business.

We are obligated to pay to KBL Healthcare Management a monthly fee of $7,500 for general and administrative services. In January and March 2005, Dr. Krauss advanced an aggregate of $100,000 to us, on a non-interest bearing basis, for payment of offering expenses on our behalf. These amounts were repaid in April 2005 out of proceeds of our initial public offering. On December 5, 2006, the Company borrowed $20,000 from Dr. Krauss. The loan is unsecured, non-interesting bearing and will be repaid on the earlier of the consummation by KBL of a business combination or upon demand by Dr. Krauss; provided however, that if a business combination is not consummated, KBL will be required to repay the loan only to the extent if has sufficient funds available to it outside of the trust account.

In connection with our initial public offering, we issued an option, for $100, to EarlyBirdCapital, Inc. to purchase 400,000 units at an exercise price of $7.50 per unit, with each unit consisting of one share of common stock and two warrants. The warrants underlying such units are exercisable at $6.25 per share. We accounted for the fair value of the option, inclusive of the receipt of the $100 cash payment, as an expense of the public offering resulting in a charge directly to stockholders’ equity. We estimated that the fair value of this option was approximately $876,000 ($2.19 per Unit) using a Black-Scholes option-pricing model. The fair value of the option granted to EarlyBirdCapital was estimated as of the date of grant using the following assumptions: (1) expected volatility of 43.45%, (2) risk-free interest rate of 3.97% and (3) expected life of 5 years. The option may be exercised for cash or on a “cashless” basis, at the holder’s option, such that the holder may use the appreciated value of the option (the difference between the exercise prices of the option and the underlying warrants and the market price of the units and underlying securities) to exercise the option without the payment of any cash.

As indicated in the accompanying financial statements, we are assuming that we will continue as a going concern. As discussed elsewhere, however, we must consummate the business combination with Summer by April 27, 2007 or else we are required to liquidate and dissolve the corporation. The financial statements do not reflect this contingency.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief operating officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

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

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Zachary Berk, O.D.	59	Chairman of the Board and President
Marlene Krauss, M.D.	61	Chief Executive Officer, Secretary and Director
Michael Kaswan	39	Chief Operating Officer and Director

Zachary Berk, O.D. has been our chairman of the board and president since our inception. Dr. Berk has been a managing member and secretary and treasurer of KBL Healthcare Management, Inc., a management company that provides investment services to the KBL Healthcare venture capital funds

(“KBL Funds”), since November 1998. Dr. Berk has also been affiliated with all of the KBL Funds since November 1998. In August 1991, Dr. Berk co-founded KBL Healthcare, Inc., a venture capital and investment banking firm engaged in advisory and principal based funding activities for early-stage and middle-market companies in the healthcare field, and has served as its senior managing director since its formation. Dr. Berk has also served as chairman of the board of Prolong Pharmaceuticals Inc., a drug delivery company developing improved formulations of proteins, since March 2005. In June 1999, Dr. Berk co-founded Lumenos, Inc., a consumer-driven healthcare company, and served as its vice chairman of the board from September 1999 to April 2004. From April 1993 to August 1994, Dr. Berk served as vice president, treasurer and a member of the board of directors of KBL Healthcare Acquisition Corp. (“KBL I”), a blank check company with an objective to acquire an operating business in the healthcare industry. In August 1994, KBL I merged with Concord Health Group, Inc., an owner, developer and operator of assisted living and long-term care facilities, and Dr. Berk remained a director of Concord until February 1996. Dr. Berk received a B.S. and a Doctorate of Optometry from Pacific University. Dr. Berk is the husband of Dr. Krauss, our chief executive officer, secretary and director.

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

•

Candela Corporation, a Nasdaq National Market listed developer of advanced aesthetic laser systems that allow physicians and personal care practitioners to treat a wide variety of cosmetic and medical conditions;

•

Summit Autonomous Inc., formerly a Nasdaq National Market listed manufacturer and supplier of excimer laser systems and related products used to perform procedures that correct common refractive vision disorders such as nearsightedness, farsightedness and astigmatism; and

•

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2006, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

Code of Ethics

In April 2005, our board of directors adopted a code of ethics that applies to our directors, officers and employees as well as those of our subsidiaries. Requests for copies of our code of ethics should be sent in writing to KBL Healthcare Acquisition Corp. II, 757 Third Avenue, 21st Floor, New York, New York, 10017, Attn: Corporate Secretary.

Corporate Governance

We currently do not have audit or nominating committees. Upon consummation of our proposed business combination with Summer, we will form such committees. For a complete discussion of our corporate governance following the proposed business combination, see our filings referred to above under “Recent Developments.”

ITEM 10.	EXECUTIVE COMPENSATION

Commencing with the public offering and ending upon the consummation of our business combination with Summer or our liquidation, we will pay KBL Healthcare Management, Inc. a fee of $7,500 per month for providing us with certain general and administrative services including office space, utilities and secretarial support. KBL Healthcare Management, Inc. is an affiliate of Dr. Zachary Berk, our chairman of the board and president, Dr. Marlene Krauss, our chief executive officer and secretary, and Michael Kaswan, our chief operating officer and member of our board of directors. Except for this monthly fee of $7,500, no compensation of any kind, including finders and consulting fees, will be paid to any of our Founders or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, our Founders will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.

Since our formation, we have not granted any stock options or stock appreciation rights or any awards under long-term incentive plans.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our common stock as of March 5, 2007 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Percent of Class
Zachary Berk, O.D.	1,499,426	(2)	13.4%
Marlene Krauss, M.D.	1,499,426	(2)	13.4%
Michael Kaswan	400,000	(3)	3.6%
Jeffrey Feinberg(4)	1,034,700	(5)	9.2%
Fir Tree, Inc.(6)	864,700	(7)	7.7%
Remy W. Trafelet (8)	771,000	(9)	6.9%
Azimuth Opportunity, Ltd. (10)	579,900	(11)	5.1%
All directors and executive officers as a group (three individuals)	1,899,426	(12)	16.9%

(1)	Unless otherwise indicated, the business address of each of the following is 757 Third Avenue 21st Floor, New York, New York, 10017.
(2)	Includes 356,568 shares of common stock held in trust for the benefit of the children of Drs. Krauss and Berk. The indicated shares include 927,997 shares owned by each of Dr. Krauss and Dr. Berk, respectively, although each disclaims beneficial ownership of the shares owned by the other. Does not include 180,000 shares of common stock such person may receive in the event that Mr. Kaswan’s shares do not vest as described below in footnote 3. Also does not include 1,350,000 shares of common stock issuable upon exercise of warrants held by Dr. Krauss or family members that are not currently exercisable and that may not become exercisable within the next 60 days, but will become exercisable upon consummation of the business combination with Summer. The immediately foregoing number of warrants represents 1,000,000 warrants purchased by Dr. Krauss in open market transactions during the 40-day period following the IPO, plus 500,000 additional warrants she purchased in open market transactions since November 24, 2006, less 100,000 warrants she transferred to a family member and 50,000 warrants she transferred to Mr. Kaswan.
(3)	Of these shares, 160,000 shares shall vest in full upon the consummation of a business combination and 200,000 shares vest in full when the shares are released from escrow provided Mr. Kaswan is still an employee of KBL Healthcare Management, Inc. 50% of all unvested shares shall revert back to each of Drs. Berk and Krauss. Does not include 200,000 shares of common stock issuable upon the exercise of warrants that are not currently exercisable and that may not become exercisable within the next 60 days, but will become exercisable upon consummation of the business combination with Summer.
(4)	The business address of Jeffrey Feinberg is 2775 Via de la Valle, Suite 204, Del Mar, California 92014.

(5)	Represents 1,034,700 shares of common stock held by Jeffrey Feinberg and JLF Asset Management, LLC (“JLF”). Mr. Feinberg and JLF share the voting and disposition over these shares. Mr. Feinberg is the managing member of JLF. The foregoing information was derived from a Schedule 13G filed with the SEC January 29, 2007.
(6)	The business address of Fir Tree, Inc. is 535 Fifth Avenue, 31st Floor, New York, New York 10017.
(7)	Represents (i) 536,114 shares of common stock held by Sapling, LLC and (ii) 328,586 shares of common stock held by Fir Tree Recovery Master Fund, L.P. Fir Tree, Inc. is the investment manager of both entities. Does not include (i) 1,072,228 shares of common stock issuable upon exercise of warrants held by Sapling, LLC not currently exercisable and that may not become exercisable within the next 60 days and (ii) 657,172 shares of common stock issuable upon exercise of warrants held by Fir Tree Recovery Master Fund, L.P. not currently exercisable and that may not become exercisable within the next 60 days. The foregoing information was derived from a Schedule 13G filed with the SEC on May 6, 2005.
(8)	The business address of Mr. Remy W. Trafelet is 900 Third Avenue, 5th Floor, New York, New York 10022.
(9)	Represents 771,000 shares of common stock held by Trafelet Capital Management, L.P., and Trafelet & Company, LLC. Mr. Trafelet controls these entities. The foregoing information was derived from a Schedule 13G filed with the SEC on February 9, 2007.
(10)	The business address of Azimuth Opportunity, Ltd. (“Azimuth”) is c/o WSmiths Finance, Nemours Chambers, P.O. Box 3170, Road Town, Tortola, British Virgin Islands.
(11)	Represents 579,900 shares of common stock held by Azimuth. Peter W. Poole is a director of Azimuth. The foregoing information was derived from a Schedule 13G filed with the SEC July 28, 2006.
(12)	Does not include 1,000,000 shares of common stock issuable upon exercise of warrants held by our officers and directors that are not currently exercisable and may not become exercisable within 60 days.

All 2,000,000 shares of our outstanding common stock owned by our Founders prior to our initial public offering have been placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, pursuant to an escrow agreement described below.

Drs. Berk and Krauss and Mr. Kaswan may be deemed to be our “parents” and “promoters,” as these terms are defined under the Federal securities laws.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; AND DIRECTOR INDEPENDENCE

In December 2004, we issued 875,000 shares of our common stock to the following individuals for $25,000 in cash, at a purchase price of approximately $0.029 per share as set forth below:

Name	Number of Shares	Relationship to Us
Zachary Berk	337,500	Chairman of the Board and President
Marlene Krauss, M.D.	337,500	Chief Executive Officer and Director
The Juliana Pearl Berk-Krauss Trust u/a dated July 27, 1998	52,000	Stockholder
Olivia Jade Berk-Krauss Trust u/a dated July 27, 1998	52,000	Stockholder
Alexander Maxwell Berk-Krauss Trust u/a dated July 27, 1998	52,000	Stockholder
Joe Williamson	17,500	Advisor
Eileen More	17,500	Advisor
Sandra Santos	9,000	Stockholder

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

•	April 21, 2008;

•	our liquidation; or

•

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

We also entered into a registration rights agreement with the Founders pursuant to which the holders of the majority of the Founders Shares will be entitled to make up to two demands that we register these shares pursuant to an agreement to be signed prior to or on the date of this prospectus. The holders of the majority of these shares may elect to exercise these registration rights at any time after the date on which these shares of common stock are released from escrow. In addition, these stockholders have certain “piggy-back” registration rights on registration statements filed subsequent to the date on which these shares of common stock are released from escrow. We will bear the expenses incurred in connection with the filing of any such registration statements.

Each of our Founders also entered into a letter agreement with us and EarlyBirdCapital pursuant to which, among other things:

•	each agreed to vote all Founder Shares owned by him in accordance with the majority of the IPO Shares if we solicit approval of our stockholders for a business combination;

•	if we fail to consummate a business combination by April 27, 2007, each agreed to take all reasonable actions within his power to cause us to liquidate as soon as reasonably practicable;

•	each waived any and all rights he may have to receive any distribution of cash, property or other assets as a result of such liquidation with respect to his Founder Shares;

•

each agreed to present to us for our consideration, prior to presentation to any other person or entity, any suitable opportunity to acquire an operating business, until the earlier of our consummation of a business combination, our liquidation or until such time as he ceases to be an officer or director of ours, subject to any pre-existing fiduciary obligations he might have;

•

each agreed that we could not consummate any business combination which involves a company which is affiliated with any of the Founders unless we obtain an opinion from an independent investment banking firm reasonably acceptable to EarlyBirdCapital that the business combination is fair to our stockholders from a financial perspective;

•	each agreed that he and his affiliates will not be entitled to receive and will not accept any compensation for services rendered to us prior to the consummation of our business combination; and

•	each agreed that he and his affiliates will not be entitled to receive or accept a finder’s fee or any other compensation in the event he or his affiliates originate a business combination.

During 2005, Dr. Krauss advanced an aggregate of $100,000 to us to cover expenses related to our initial public offering. The loans were payable without interest on the earlier of January 14, 2006 or the consummation of our initial public offering. These loans were repaid in April 2005. On December 5, 2006, the Company borrowed $20,000 from Dr. Krauss. The loan is unsecured, non-interesting bearing and will be repaid on the earlier of the consummation by KBL of a business combination or upon demand by Dr. Krauss; provided however, that if a business combination is not consummated, KBL will be required to repay the loan only to the extent if has sufficient funds available to it outside of the trust account.

We will reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations.

Furthermore, commencing with the public offering and ending upon the consummation of the business combination with Summer or our liquidation, we will pay KBL Healthcare Management, Inc. a fee of $7,500 per month for providing us with certain general and administrative services including office space, utilities and secretarial support. KBL Healthcare Management, Inc. is an affiliate of Dr. Zachary Berk, our chairman of the board and president, Dr. Marlene Krauss, our chief executive officer and secretary, and Michael Kaswan, our chief operating officer and member of our board of directors.

Other than this fee and reimbursable out-of-pocket expenses payable to our officers and directors, no compensation or fees of any kind, including finders and consulting fees, will be paid to any of our Founders or to any of their respective affiliates prior to, or for any services they render in order to effectuate, the consummation of a business combination.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates, will be on terms believed by us to be no less favorable than are available from unaffiliated third parties and will require prior approval in each instance by a majority of the members of our board who do not have an interest in the transaction.

Dr. Zachary Berk and Dr. Marlene Krauss may be deemed to be our “promoters” as this term is defined under federal securities law.

Independence of Directors

In anticipation of being listed on the Nasdaq Capital Market, we will adhere to the rules of Nasdaq in determining whether a director is independent. Our board of directors also will consult with our counsel to ensure that the board’s determinations are consistent with those rules and all relevant securities and other laws and regulations regarding the independence of directors. The Nasdaq listing standards define an “independent director” generally as a person, other than an officer of a company, who does not have a relationship with the company that would interfere with the director’s exercise of independent judgment. Currently, the board contains no independent directors.

ITEM 13.	EXHIBITS

(a)	The following Exhibits are filed as part of this report.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	By-laws. (1)

4.1	Specimen Unit Certificate. (1)

4.2	Specimen Common Stock Certificate. (1)

4.3	Specimen Warrant Certificate. (1)

4.4	Form of Unit Purchase Option granted to EarlyBirdCapital, Inc. (1)

4.5	Amendment to Unit Purchase Options, dated October 25, 2006, between the Company and the holders of Unit Purchase Options. (2)

4.6	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant. (1)

4.7	Warrant Clarification Agreement, dated October 25, 2006, between the Company and Continental Stock Transfer & Trust Company. (2)

10.1	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Zachary Berk. (1)

10.2	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and the Marlene Krauss, M.D. (1)

10.3	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Michael Kaswan. (1)

10.4	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and The Juliana Pearl Berk Krauss Trust u/a dated July 27, 1998. (1)

10.5	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Olivia Jade Berk Krauss Trust u/a dated July 27, 1998. (1)

10.6	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Alexander Maxwell Berk Krauss Trust u/a dated July 27, 1998. (1)

10.7	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Joe Williamson. (1)

10.8	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Eileen More. (1)

10.9	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Sandra Santos. (1)

10.10	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant. (1)

10.11	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Founders. (1)

10.12	Form of Letter Agreement between KBL Healthcare Management Inc. and Registrant regarding administrative support. (1)

10.13	Form of promissory Note issued to Dr. Marlene Krauss. (1)

10.14	Registration Rights Agreement among the Registrant and the Founders. (1)

10.15	Form of Warrant Purchase Agreement among EarlyBirdCapital, Inc. and Dr. Marlene Krauss. (1)

10.16	Amendment to Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registration. (3)

10.17	Agreement and Plans of Reorganization, dated September 1, 2006, by and among KBL Healthcare Acquisition Corp. II, SII Acquisition, Inc., Summer Infant, Inc., Summer Infant Europe Limited, Summer Infant Asia, Ltd., and stockholders of Summer Infant, Inc., Summer Infant Europe Limited and Summer Infant Asia, Ltd. (specifically, Jason Macari, Steven Gibree and Rachelle Harel). (4)

10.19	Form of 2006 Performance Equity Plan. (4)

10.20	Form of Voting Agreement, dated September 1, 2006, among each of the “Summer Group” (comprised of Jason Macari, Steven Gibree and Rachelle Harel), the “Founders Group” (comprised of Dr. Marlene Krauss, Dr. Zachary Berk and Michael Kaswan), and KBL Healthcare Acquisition Corp. II. (4)

10.21	Form of Escrow Agreement by and among KBL Healthcare Acquisition Corp. II, the Target Stockholders’ Representative, being the representative of the former stockholders of each of Summer Infant, Inc., Summer Infant Europe, Ltd., and Summer Infant Asia, Ltd., and Continental Stock Transfer & Trust Company, as escrow agent. (4)

10.22	Form of Registration Rights Agreement among KBL Healthcare Acquisition Corp. II and the parties listed thereto. (4)

10.23	Form of Employment Agreement between KBL Healthcare Acquisition Corp. II and Dr. Marlene Krauss. (4)

10.24	Form of Employment Agreement between KBL Healthcare Acquisition Corp. II and Jason Macari. (4)

10.25	Form of Employment Agreement between KBL Healthcare Acquisition Corp. II and Steven Gibree. (4)

10.26	Form of Employment Agreement between Summer Infant, Inc. and Joseph Driscoll. (4)

10.27	Form of Employment Agreement between Summer Infant, Inc. and Rachelle Harel. (4)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-122988).
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 25, 2006 and filed with the SEC on October 26, 2006.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 28, 2006 and filed with the SEC on March 29, 2006.
(4)	Incorporated by reference to the Registrant’s Definitive Proxy Statement on Form 14A dated February 12, 2007 and filed with the SEC on February 13, 2007.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The firm of Goldstein, Golub, Kessler LLP (“GGK”) acts as our principal accountant. Through September 30, 2005, GGK had a continuing relationship with American Express Tax and Business Services Inc. (TBS), from which it leased auditing staff who were full time, permanent employees of TBS and through which its partners provide non-audit services. Subsequent to September 30, 2005, this relationship ceased and the firm established a similar relationship with RSM McGladrey, Inc. (RSM). GGK has no full time employees and therefore, none of the audit services performed were provided by permanent full-time employees of GGK. GGK manages and supervises the audit and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination. The following is a summary of fees paid or to be paid to GGK and RSM for services rendered.

Audit Fees

During the fiscal year ended December 31, 2005, we incurred fees to our principal accountant of $39,480, representing $25,000 for the services they performed in connection with our initial public offering and $14,480 in connection with the review of our Quarterly Reports on Form 10-QSB for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005. In addition, we incurred $15,000 in connection with our December 31, 2005 audit included in our Annual Report on Form 10-KSB. We incurred $18,500 in connection with the review of our Quarterly Reports on Form 10-QSB for the quarters ended March 31,2006, June 30, 2006 and September 30, 2006 and expect to incur $15,000—$17,000 in connection with our December 31, 2006 audit included in this Annual Report on Form 10-KSB.

Audit-Related Fees

During 2005, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements. We expect to pay our principal accountant approximately $20,338 for assurance and related services rendered in 2006 that are reasonably related to the performance of the audit or review of the financial statements.

Tax Fees

During 2005, we paid TBS approximately $1,800 in connection with 2004 tax return preparation. During 2006, we were billed approximately by RSM $5,954 in connection with 2005 tax return preparation and tax consulting services.

All Other Fees

During 2005 and 2006, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

Audit Committee Approval

We currently do not have an audit committee. However, our board of directors has approved the services described above.

KBL Healthcare Acquisition Corp. II

(a corporation in the development stage)

Report of Independent Registered Public Accounting Firm

To the Board of Directors

KBL Healthcare Acquisition Corp. II

We have audited the accompanying consolidated balance sheet of KBL Healthcare Acquisition Corp. II (a corporation in the development stage) and subsidiary as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2006, and 2005 and the cumulative period from December 9, 2004 (inception) to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of KBL Healthcare Acquisition Corp. II and subsidiary as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years ended December 31, 2006, and 2005 and the cumulative period from December 9, 2004 (inception) to December 31, 2006, in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that KBL Healthcare Acquisition Corp. II will continue as a going concern. As discussed in Note 1 to the financial statements, KBL Healthcare Acquisition Corp. II will face a mandatory liquidation if a business combination is not consummated by April 27, 2007, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Goldstein Golub Kessler LLP
Goldstein Golub Kessler LLP
New York, New York

February 28, 2007

KBL Healthcare Acquisition Corp. II

(a corporation in the development stage)

Consolidated Balance Sheets

	As of December 31, 2006	As of December 31, 2005
ASSETS
Current Assets
Cash	$5,797	$649,223
Investments held in trust	52,087,936	50,281,103
Due from management	1,153	—
Prepaid expenses	42,333	42,332

Total Current Assets	52,137,219	50,972,658
Computer equipment, (net of accumulated depreciation of $1,225 and $217 respectively)	5,385	4,118
Deferred acquisiton costs	456,833	—
Deferred tax asset	509,000	229,000

Total assets	$53,108,437	$51,205,776

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$635,423	$41,199
Deferred trust income and dividends	583,695	222,509
Note payable- Initial Stockholder	20,000	—
Capital and income tax payable	427,099	172,193

Total liabilities	1,666,217	435,901

Common stock, subject to possible conversion, 1,839,080 shares at conversion value	9,828,683	9,828,683

Commitment
Stockholders’ equity
Preferred stock, $.0001 par value, Authorized 1,000,000 shares; none issued
Common stock, $.0001 par value
Authorized 35,000,000 shares
Issued and outstanding 11,200,000 shares (which include 1,839,080 subject to possible conversion)	1,120	1,120
Additional paid-in capital	40,632,501	40,632,501
Income accumulated during the development stage	979,916	307,571

Total stockholders’ equity	41,613,537	40,941,192

Total liabilities and stockholders’ equity	$53,108,437	$51,205,776

The accompanying notes should be read in conjunction with the consolidated financial statements.

KBL Healthcare Acquisition Corp. II

(a corporation in the development stage)

Consolidated Statements of Operations

	For the year ended December 31, 2006	For the year ended December 31, 2005	For the period December 09, 2004 (inception) to December 31, 2006
Income:
Interest and dividends	$1,451,749	$896,348	$2,348,097

Total Income:	1,451,749	896,348	2,348,097

Expenses:
Professional Fees	222,390	62,732	285,122
Franchise and Capital Taxes	42,750	36,022	78,911
Administrative fees	90,000	62,500	152,500
Dues and Subscriptions	20,047	31,835	51,882
Insurance	110,000	73,333	183,333
Other operating expenses	117,461	55,970	174,231

Total expenses	602,648	322,392	925,979

Income before provision for income taxes	849,101	573,956	1,422,118
Provision for income taxes	176,756	265,446	442,202

Net income	$672,345	$308,510	$979,916

Net income per share basic and diluted	$0.06	$0.04	$0.10

Weighted average shares outstanding	11,200,000	8,291,507	9,509,163

The accompanying notes should be read in conjunction with the consolidated financial statements.

KBL Healthcare Acquisition Corp. II

(a corporation in the development stage)

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional paid- in Capital	(Deficit)/Income accumulated during the development stage	Total

	Shares	Amount
Sale of 2,000,000 shares of common stock to initial stockholders as of December 9, 2004 at $.02857 per share	2,000,000	$200	$24,800	$—	$25,000
Net loss for the period	—	—	—	(939)	(939)

Balance, December 31, 2004	2,000,000	200	24,800	(939)	24,061

Sale of 9,200,000 units, net of underwriters’ discount and offering expenses (includes 1,839,080 shares subject to possible conversion)	9,200,000	920	50,436,284	—	50,437,204
Proceeds subject to possible conversion of 1,839,080 shares	—	—	(9,828,683)	—	(9,828,683)
Proceeds from issuance of options	—	—	100	—	100
Net income for the period	—	—	—	308,510	308,510

Balance at December 31, 2005	11,200,000	$1,120	$40,632,501	$307,571	$40,941,192

Net Income for the year	—	—	—	672,345	672,345

Balance at December 31, 2006	11,200,000	$1,120	$40,632,501	$979,916	$41,613,537

The accompanying notes should be read in conjunction with the consolidated financial statements.

KBL Healthcare Acquisition Corp. II

(a corporation in the development stage)

Consolidated Statements of Cash Flows

	For the year ended December 31, 2006	For the year ended December 31, 2005	For the period December 09, 2004 (inception) to December 31, 2006
Cash flow from operating activities
Net income	$672,345	$308,510	$979,916
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	1,008	217	1,225
Deferred tax benefit	(280,000)	(229,000)	(509,000)
Changes in operating assets/liabilities:
Accrued interest income on trust account	(1,806,831)	(1,113,103)	(2,919,934)
(Increase) in prepaid expenses	(1)	(42,332)	(42,333)
(Increase) in due from management	(1,153)	—	(1,153)
Increase in accounts payable and accrued expenses	162,391	40,399	203,590
Increase in deferred trust income and dividends	361,186	222,509	583,695
Increase (decrease) in capital and income tax payable	254,906	172,054	427,099

Net cash flows used in operating activities	(636,149)	(640,746)	(1,276,895)

Cash flows from Investing Activities
Purchases of equipment	(2,275)	(4,335)	(6,610)
Payment of deferred acquisition costs	(25,000)	—	(25,000)
(Increase) decrease in cash held in trust	286	(286)	—
Purchase of treasury bills	—	(99,044,714)	(99,044,714)
Investments in money market	(50,891,288)	—	(50,891,288)
Maturity of treasury bills	50,891,000	49,877,000	100,768,000

Net cash flows used in investing activities	(27,277)	(49,172,335)	(49,199,612)

Cash flows from financing activities
Gross proceeds from public offering	—	55,200,000	55,200,000
Proceeds from issuance of option	—	100	100
Proceeds from notes payable, stockholders	20,000	100,000	120,000
Payment of notes payable, stockholders	—	(100,000)	(100,000)
Proceeds from sale of shares of common stock	—	—	25,000
Payment of offering costs	—	(4,737,796)	(4,762,796)

Net cash provided by financing activities	20,000	50,462,304	50,482,304

Net increase (decrease) in cash	(643,426)	649,223	5,797
Cash at beginning of the period	649,223	—	—

Cash at the end of the period	$5,797	$649,223	$5,797

Supplemental schedule of non-cash investing activity:
Accrual of deferred acquisition costs	431,833	—	431,833

The accompanying notes should be read in conjunction with the consolidated financial statements

KBL Healthcare Acquisition Corp. II

(a corporation in the development stage)

Notes to Consolidated Financial Statements

1.	Organization, Business Operations and Significant Accounting Policies	KBL Healthcare Acquisition Corp. II was incorporated in Delaware on December 9, 2004 as a blank check company whose objective is to acquire an operating business in the healthcare industry. In August 2006, KBL Healthcare Acquisition Corp. II formed a wholly-owned subsidiary, SII Acquisition, Inc. to effectuate the transaction with Summer Infant, Inc. (see Note 9). The consolidated financial statements include the accounts of KBL Healthcare Acquisition Corp. II and SII Acquisition, Inc. (collectively “the Company”). All significant intercompany transactions and balances have been eliminated. The Company’s initial stockholders purchased 2,000,000 shares of common stock, $.0001 par value, for $25,000 on December 9, 2004.

The registration statement for the Company’s initial public offering (“Offering”) was declared effective April 21, 2005. The Company consummated the offering on April 27, 2005 and on April 29, 2005, the Company consummated the closing of the over-allotment option. The Company received net proceeds of approximately $50,437,000 (Note 2). The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with an operating business in the healthcare industry (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Offering, and the underwriters’ over-allotment option, an aggregate of $49,168,000, was deposited in an interest-bearing trust account (“Trust Fund”) until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Account, funds will only be invested in United States government securities within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. The investments have been accounted for as trading securities, which are held at their market value of approximately $52,087,936 at December 31, 2006. The excess of market value over cost, exclusive of the deferred interest described further below, is included in interest income in the accompanying statement of operations. The

KBL Healthcare Acquisition Corp. II

(a corporation in the development stage)

Notes to Consolidated Financial Statements

remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the offering (19.99% of the amount held in the Trust Account) has been classified as common stock subject to possible conversion and 19.99% of the related interest earned on the Trust Account has been recorded as deferred interest in the accompanying balance sheets.

KBL Healthcare Acquisition Corp. II

(a corporation in the development stage)

Notes to Consolidated Financial Statements

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

Fixed assets, consisting of computer equipment, are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of five years. Depreciation expense was $1,008 and $217 for the years ended December 31, 2006 and 2005 respectively.

Basic earnings per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share reflect the additional dilution for all potentially dilutive securities such as stock warrants and options. The effect of the 18,400,000 outstanding warrants, issued in connection with the initial public offering described in Note 2 has not been considered in the diluted net earnings per share since the warrants are contingently exercisable. The effect of the 400,000 units included in the underwriters purchase option, as described

KBL Healthcare Acquisition Corp. II

(a corporation in the development stage)

Notes to Consolidated Financial Statements

in Note 2, along with the warrants underlying such units, has not been considered in the diluted earnings per share calculation since the market price of the unit was less than the exercise price during the period.

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax position. A tax benefit from an uncertain position may be recognized only if it is “more than likely not” that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company does not expect FIN 48 will have a material effect on its financial condition or results of operations.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

KBL Healthcare Acquisition Corp. II

(a corporation in the development stage)

Notes to Consolidated Financial Statements

2.	Initial Public Offering	On April 27, 2005, the Company sold 8,000,000 units (“Units”) in the Offering and on April 29, 2005, the Company sold an additional 1,200,000 Units pursuant to the underwriters over-allotment option (See Note 1). Each Unit consists of one share of the Company’s common stock, $.0001 par value, and two Redeemable Common Stock Purchase Warrants (“Warrants”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a Business Combination or one year from the effective date of the Offering and expiring four years from the effective date of the Offering. The Warrants will be redeemable, upon prior written consent of EarlyBirdCapital, Inc., the representative of the underwriters in the Offering (“Representative”), at a price of $.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. In accordance with the warrant agreement relating to the Warrants to be sold and issued in the Proposed Offering, the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the Warrants. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration is not effective at the time of exercise, the holder of such Warrant shall not be entitled to exercise such Warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle the warrant exercise. Consequently, the Warrants may expire unexercised and unredeemed.

In connection with this Offering, the Company also issued an option (“Option”), for $100, to the Representative to purchase 400,000 Units at an exercise price of $7.50 per Unit. The Company accounted for the fair value of the Option, inclusive of the receipt of the $100 cash payment, as an expense of the

KBL Healthcare Acquisition Corp. II

(a corporation in the development stage)

Notes to Consolidated Financial Statements

Offering resulting in a charge directly to stockholders’ equity. The Company estimates that the fair value of the Option is approximately $876,000 ($2.19 per Unit) using a Black-Scholes option-pricing model. The fair value of the option granted to EarlyBirdCapital was estimated as of the date of grant using the following assumptions: (1) expected volatility of 43.45%, (2) risk-free interest rate of 3.97% and (3) expected life of 5 years. The Option may be exercised for cash or on a “cashless” basis, at the holder’s option, such that the holder may use the appreciated value of the Option to exercise the option without the payment of any cash. In addition, the Warrants underlying such Units are exercisable at $6.25 per share. The Company will have no obligation to net cash settle the exercise of the unit purchase option or the Warrants underlying the unit purchase option. The holder of the unit purchase option will not be entitled to exercise the unit purchase option or the Warrants underlying the unit purchase option unless a registration statement covering the securities underlying the unit purchase option is effective or an exemption from registration is available. If the holder is unable to exercise the unit purchase option or underlying Warrants, the unit purchase option or Warrants, as applicable, will expire worthless.

3.	Deferred Acquisition Costs	Deferred acquisition costs consist of legal fees and other professional fees incurred through the balance sheet date that are related to the potential acquisition of Summer (see Note 9). These costs will be included in the cost of the acquisition if the Business Combination is consummated or expensed if it is not.

KBL Healthcare Acquisition Corp. II

(a corporation in the development stage)

Notes to Consolidated Financial Statements

4.	Taxes Payable	The components of the provision for income taxes are as follows:

	Year ended December 31, 2006	Year ended December 31, 2005

Current:
Federal	$167,630	$303,186
State and local	289,126	191,260

Deferred:
Federal	(207,200)	(173,022)
State and local	(72,800)	(55,978)

Total provision for income taxes	$176,756	$265,446

The Company’s effective tax rate differs from the effective Federal tax rate of 34% principally due to the following:

KBL Healthcare Acquisition Corp. II

(a corporation in the development stage)

Notes to Consolidated Financial Statements

	Year ended December 31, 2006	Year ended December 31, 2005
Federal statutory rate	34.0%	34.0%
State and local tax, net of Federal tax benefit	25.0%	12.2%
Permanent difference-Federal tax free interest	(38.2)%	—

	20.8%	46.2%

The tax effect of temporary differences that give rise to the deferred tax asset is as follows:

	December 31, 2006	December 31, 2005
Interest income deferred for reporting purposes	$157,700	$100,000
Expenses deferred for income tax purposes	351,300	129,000

Total deferred tax asset	$509,000	$229,000

5.	Notes Payable, Stockholder	The Company issued an aggregate of $100,000 unsecured promissory notes to an Initial Stockholder, who is also an

KBL Healthcare Acquisition Corp. II

(a corporation in the development stage)

Notes to Consolidated Financial Statements

officer, in January and March 2005. The notes were non-interest bearing and were payable on the earlier of January 14, 2006 or the consummation of the Offering. These amounts were repaid in May 2005 out of the proceeds of the Offering.
On December 5, 2006, the Company borrowed $20,000 from an officer of the Company. The loan is unsecured, non-interesting bearing and will be repaid on the earlier of the consummation by KBL of a business combination or upon demand by the officer; provided however, that if a business combination is not consummated, KBL will be required to repay the loan only to the extent if has sufficient funds available to it outside of the Trust Account.

6.	Commitments and Related Party Transactions

The Company presently occupies office space provided by an affiliate of three Initial Stockholders, who are also officers. Such affiliate has agreed that, until the acquisition of a target business by the Company, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services commencing on the effective date of the Offering. The statement of operations for the years ended December 31, 2006 and 2005 include $90,000 and $62,500, respectively related to this agreement.

7.	Preferred Stock	The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

8.	Common Stock

Effective January 26, 2005 and March 24, 2005, the Company’s Board of Directors authorized a stock dividend of 0.428571 shares of common stock and 0.6 shares of common stock, respectively, for each outstanding share of common stock. In addition, on February 8, 2005, the Company’s Board of Directors approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 15,000,000 to 30,000,000 shares of common stock. Additionally, on March 24,

KBL Healthcare Acquisition Corp. II

(a corporation in the development stage)

Notes to Consolidated Financial Statements

2005, the Company’s Certificate of Incorporation was amended to increase the authorized shares of common stock to 35,000,000 shares of common stock. All references in the accompanying financial statements to the number of shares of common stock have been retroactively restated to reflect these transactions.

As of December 31, 2006, 19,600,000 shares of common stock were reserved for issuance upon exercise of redeemable warrants and underwriter’s unit purchase option.

9.	Proposed Business Combination	On August 31, 2006, the Company and its wholly owned subsidiary, SII Acquisition Corp. (“Acquisition Sub”), entered into an Agreement and Plans of Reorganization (“Acquisition Agreement”) with each of Summer Infant, Inc. (“SII”), Summer Infant Europe, Limited (“SIE”), and Summer Infant Asia, Ltd. (“SIA” and, collectively, with SII and SIE, the “Targets” or “Summer”), and all of the stockholders of each of the Targets (collectively, the “Stockholders”). Under the terms of the Acquisition Agreement, (i) SII will be merged with and into Acquisition Sub and (ii) all of the outstanding capital stock of SIE and SIA will be acquired directly by the Company. As a result, upon consummation of these transactions (the “Acquisition”), each of the Targets will be a wholly owned subsidiary of the Company.

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

Notes to Consolidated Financial Statements

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

The Company’s Special Meeting of stockholders to approve the Acquisition is scheduled for March 6, 2007. At the meeting, the Company’s stockholders will also be asked to approve several related proposals including an amendment to the Company’s Certificate of Incorporation to change the Company’s name “Summer Infant, Inc.” and to increase the number of authorized shares of common stock from 35,000,000 shares to 100,000,000 shares. The Company anticipates consummating the transaction shortly after the meeting.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 5th day of March 2007.

KBL HEALTHCARE ACQUISITION CORP. II

By:	/s/ Marlene Krauss, M.D.
Marlene Krauss, M.D.
Chief Executive Officer
(Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Zachary Berk, O.D.	Chairman of the Board and President	March 5, 2007
Zachary Berk, O.D.

/s/ Marlene Krauss, M.D.	Chief Executive Officer, Secretary	March 5, 2007
Marlene Krauss, M.D.	and Director (Principal Executive Officer)

/s/ Michael Kaswan	Chief Operating Officer, Secretary	March 5, 2007
Michael Kaswan	and Director (Principal Financial and Accounting Officer)