Form 10-Q
period 2007-03-31
Summer Infant, Inc.
filed 2007-05-11
CIK 1314772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15D

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

Summer Infant, Inc.

(Name of Registrant as Specified in Its Charter)

Commission file 000-51228

Delaware	20-1994619
(State of Incorporation)	(IRS Employment Number)

1275 Park East Drive
Woonsocket, RI 02895	(401) 671-6550
(Address of principal executive offices)	(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.    Yes  ☒    No  ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer  ☐    Accelerated filer  ☐     Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

As of April 29, 2007, there were 13,907,892 shares outstanding of the registrant’s Common Stock, $.0001 par value per share.

Summer Infant, Inc.

Form 10Q

Summer Infant Inc and Subsidiaries

Condensed Consolidated Balance Sheets

Note that all dollar amounts presented in the attached table are in thousands of US dollars except share amounts.

	Unaudited March 31, 2007	December 31, 2006
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$7,865	$52,094
Trade Receivables	10,845	0
Inventory principally finished goods	10,248	0
Prepaids and other current assets	582	43

TOTAL CURRENT ASSETS	29,540	52,137
Property and Equipment, net	7,098	5
Goodwill and other intangible assets	39,240	0
Other Assets, net	509	966

TOTAL ASSETS	$76,387	$53,108

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES

Accounts Payable and Accrued Expenses	$7,918	$1,666
Current Portion of Long Term Liabilities	3,222	0

TOTAL CURRENT LIABILITIES	11,140	1,666
Long term liabilities, less current portion	113	0

TOTAL LIABILITIES	11,253	1,666

STOCKHOLDERS EQUITY
Common Stock $.0001 par value, issued and outstanding 13,907,892 and 11,200,000	1	1
Additional Paid in Capital	63,910	50,461
Retained Earnings	1,180	980
Accumulated other comprehensive income	43	0

TOTAL STOCKHOLDERS’ EQUITY	65,134	51,442

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$76,387	$53,108

See notes to condensed consolidated financial statements

Summer Infant Inc and Subsidiaries

Condensed Consolidated Statements of Income

Note that all dollar amounts presented in the attached table are in thousands of US dollars except share amounts.

	Unaudited For the three months ended
	March 31,2007	March 31,2006
	In thousands of dollars except per share amounts)
Net revenues	$4,771	$0
Cost of goods sold	2,925	0

Gross profit	1,846	0
Selling, general and administrative expenses (including non-cash compensation expense of $153)	2,016	154
Amortization expense	29	0

Net operating loss	(199)	(154)
Interest income (expense), net	532	404

Income before provision for income taxes	$333	250
Income tax expense	133	114

Net income	200	$136

Net income per share - basic and diluted	$0.02	$0.01

Weighted average shares outstanding	11,944,000	11,200,000

See notes to condensed consolidated financial statements

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Note that all dollar amounts presented in the attached table are in thousands of US dollars except share amounts.

	Unaudited For the three months ended
	March 31,2007	March 31,2006
	(In thousands of dollars)
Cash flows from operating activities:
Net income	$200	$136

Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	107	0

Non cash stock option expense	153	—

Changes in assets and liabilities net of effects of acquisition:
Decrease in accounts receivable	1,334	0

Increase in inventory	(131)	0

Decrease in accounts payable and accrued expenses	(836)	(263)

Decrease in prepaids and other assets	257	32

Net cash provided by (used in) operating activities	1,084	(95)

Cash flows from investing activities:
Acquisitions of property and equipment	(298)	(2)

Acquisition of Summer Infant, Inc. net of cash acquired of $867	(22,668)	0

Net cash used in investing activities	(22,966)	(2)

Cash flows from financing activities:
Net (repayments) on line of credit	(14,992)	0

Principal payments on note payable and other debt	(515)	0

Redemptions of common stock	(6,883)	—

Net cash (used in) financing activities	(22,390)	0

Effect on exchange rate changes on cash and cash equivalents	43	0

Net decrease in cash and cash equivalents	(44,229)	(97)
Cash and cash equivalents at beginning of period	52,094	649

Cash and cash equivalents at end of period	$7,865	$552

Non cash investing activities:
Issuance of common stock in conjunction with the acquisition of Summer Infant, Inc.	20,563

See notes to condensed consolidated financial statements

SUMMER INFANT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note that all dollar amounts presented in the attached footnotes are in thousands of US dollars except share and per share amounts.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying interim condensed consolidated financial statements of the Company are unaudited, but in the opinion of management, reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results for the interim periods. Accordingly, they do not include all information and notes required by generally accepted accounting principles for complete financial statements. The results of operations for interim periods are not necessarily indicative of results to be expected for the entire fiscal year or any other period. The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes for the year ended December 31, 2006 filed on Form 8-K on March 12, 2007.

The statements contained in this Report on Form 10-Q, that are not purely historical, are forward-looking information and statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These include statements regarding our expectations, intentions, or strategies regarding future matters. All forward-looking statements included in this document are based on information available to us on the date hereof. It is important to note that our actual result could differ materially from those projected in such forward-looking statements contained in this Form 10-Q. The forward-looking statements contained herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments regarding among other things, our ability to secure financing or investment for capital expenditures, future economic and competitive market conditions, and future business decisions. All these matters are difficult or impossible to predict accurately, many of which may be beyond our control. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate.

Acquisition of Summer Infant, Inc. by KBL Healthcare Acquisition Corp. II

On March 6, 2007, under an Agreement and Plans of Reorganization, dated as of September 1, 2006 (“Acquisition Agreement”), KBL Healthcare Acquisition Corp. II (“KBL”), and its wholly owned subsidiary, SII Acquisition Corp. (“Acquisition Sub”), consummated a transaction by which (i) Summer Infant, Inc. (“SII”) was merged with and into Acquisition Sub and (ii) all of the outstanding capital stock of each of Summer Infant Europe, Limited (“SIE”) and Summer Infant Asia, Ltd. (“SIA” and, collectively, with SII and SIE, the “Targets”) was acquired directly by KBL. As used in this Report, the term “Summer” includes each of the Targets. As used in this Report, the term “Company” means the registrant on a post-acquisition basis. On March 7, 2007, the securities of the Company commenced listing on the Nasdaq Capital Market under the symbols SUMR (common stock), SUMRW (warrants) and SUMRU (units).

Effective upon closing, the Company changed its name to Summer Infant, Inc. and SII changed its name to Summer Infant (USA), Inc. Thus, the Company is now a holding company called Summer Infant, Inc. operating though its wholly-owned subsidiaries, Summer Infant (USA), Inc., Summer Infant Europe, Limited and Summer Infant Asia, Ltd.

At the closing of the acquisition, the Summer stockholders received from the Company an aggregate of $20,000 in cash and 3,916,667 shares of Company common stock (“Transaction Shares”). The Summer stockholders also will be entitled to receive up to an additional aggregate of 2,500,000 shares of Company common stock (“Contingent Shares”) in the event that the last sales price of Company common stock is equal to or exceeds $8.50 on any twenty (20) trading days during any thirty (30) consecutive trading day period commencing on the three-month anniversary of the closing of the acquisition and ending on April 20, 2009. The Summer stockholders also are entitled to receive cash payments equal to 50% of the difference between actual EBITDA (as defined in the Acquisition Agreement) for the years ended or ending December 31, 2006, 2007 and 2008 and prescribed EBITDA benchmarks for each of those years of $4,200, $10,000 and $15,000, respectively. These cash payments shall not exceed $5,000 in the aggregate for the three years.

Holders of 1,208,775 shares of common stock voted against the acquisition and elected to convert their shares into a pro rata portion of the trust fund (approximately $5.69 per share or an aggregate of approximately $6,900). After giving effect to the (i) issuance of shares of common stock in the acquisition and (ii) conversion of shares, there are currently 13,907,892 shares of the Company’s common stock outstanding.

In connection with the consummation of the acquisition, the board of directors of the Company has been increased to seven members. The board includes two persons who were designated by the Summer stockholders, which designees are Jason P. Macari and Steven Gibree, and two persons who were designated by certain stockholders of the Company (“Founding Company Holders”), which designees are Dr. Marlene Krauss and Martin Fogelman. The other three members of the board, Myra Hart, Robert Stebenne and Richard Wenz, were mutually designated by the Summer stockholders and the Founding Company Holders. The Summer stockholders, on the one hand, and the Founding Company Holders, on the other hand, have entered into a voting agreement pursuant to which they have agreed to vote for the other’s designees to the board of directors of the Company through the annual meeting of the stockholders of the Company to be held in 2009.

On March 6, 2007, upon the closing of the acquisition, the Company entered into separate employment agreements with Dr. Krauss, as Chairman of the Board, Mr. Macari, as Chief Executive Officer, Mr. Gibree, as Executive Vice President of Product Development, Joseph Driscoll, as Chief Financial Officer, and Rachelle Harel, as Director and General Manager of SIE.

The Company prior to March 6, 2007 was in the development stage. Effective upon the acquisition of Summer Infant, Inc. the Company is no longer a developmental stage Company.

Nature of Operations and basis of presentation

The Statement of Operations for the three months ended March 31, 2007 consists of the period from March 6, 2007 through March 31, 2007 for Summer plus the full three months of results of KBL. The acquisition of Summer by KBL occurred on March 6, 2007, and therefore the results of Summer are included from that date forward. The interim financial information as of March 31, 2007, and for the three months then ended, is unaudited and has been prepared on the same basis as the audited financial statements as of December 31, 2006. In the opinion of management, such unaudited financial information includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim information. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. The audited balance sheet as of December 31, 2006 reflects the balance sheet of KBL on a stand alone basis on that date.

All significant intercompany accounts and transactions have been eliminated in the combined financial statements.

Goodwill and Other Intangible Assets

The Company accounts for Goodwill in accordance with Financial Accounting Standards Board SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS 142 requires that goodwill and intangible assets that have indefinite useful lives no longer be subject to amortization and be tested at least annually for impairment.

Intangible assets primarily include patents, licenses and brand name, which are the result of the acquisition of Summer by KBL.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition of Summer by KBL. The estimated fair values of intangible assets acquired were obtained through a preliminary third party valuation. The estimated fair value of accounts receivable, inventory, and all other assets and liabilities are preliminary and could be adjusted based on a final determination.

Accounts receivable	$12,179
Inventory	10,117
Other current assets	1,500
Property and equipment	6,877
Brand Name	8,300
Patents	1,300
Goodwill	29,665
Other Assets	164

Total assets acquired	70,102

Debt	18,822
Other liabilities assumed	8,049

Total liabilities assumed	26,871

Net assets acquired	$43,231

Goodwill and Brand Name have an indefinite life; Patents will be amortized using a 5 year life.

Unaudited Pro Forma Summary

The following pro forma consolidated amounts give effect to the acquisition of Summer by KBL accounted for by the purchase method of accounting as if it had occurred at the beginning of the periods presented. The pro forma consolidated results are not necessarily indicative of the operating results that would have been achieved had the transaction been in effect as of the beginning of the periods presented and should not be construed as being representative of future operating results.

Pro Forma Consolidated Statements of Income

For the Three Months Ending March 31, 2007 and 2006

(In thousands)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
	(Unaudited)	(Unaudited)
Net sales	$17,170	$13,288
Cost of goods sold	10,607	8,360

Gross profit	6,563	4,928

Operating expenses net of interest income	5,350	4,056
Income tax expense	485	349

Net income	728	523
Basic and Diluted earnings per share	$0.05	$0.04

Income taxes. The provision for income taxes is based on the Company’s estimated annualized effective tax rate for the year.

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, the Company had no unrecognized tax benefits. During the first quarter of 2007, the Company recognized no adjustments for uncertain tax benefits.

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, it is more likely than not such benefits will be realized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses. No interest and penalties related to uncertain tax positions were accrued at March 31, 2007.

The tax years 2004 through 2006 remain open to examination by the major taxing jurisdictions in which the Company operates. The Company expects no material changes to unrecognized tax positions within the next twelve months.

Translation of Foreign Currencies

The assets and liabilities of the Company’s European and Asian operations have been translated into U.S. dollars at quarter-end exchange rates. All assets and liabilities of the Company’s foreign affiliates are translated into U.S. dollars at the exchange rate in effect at the end of the year and the income and expense accounts of these affiliates have been translated at average rates prevailing during each respective year. Resulting translation adjustments are made to a separate component of stockholders’ equity within accumulated other comprehensive income.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Net Income Per Share

Basic earnings per share for the Company is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share has not been presented in the accompanying condensed consolidated statement of income since the Company has no dilutive options, warrants and other potential common stock outstanding during the periods based on the stock price as of the end of the quarter. Options to purchase 500,000 shares of the Company’s common stock and 18,400,000 warrants to purchase shares of common stock were not included in the calculation, due to the fact that these options and warrants were anti-dilutive for the period ended March 31, 2007. For the period ended March 31, 2006 the 18,400,000 warrants to purchase shares of common stock were not included in the calculation, due to the fact that these were anti-dilutive.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R ) (revised in 2004), “Share Based Payment” (“SFAS 123(R)”), which revised SFAS No. 123, “Accounting for Stock-Based Compensation”, and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” FAS No. 123(R) requires the recognition of stock-based compensation expense in the financial statements. Effective January 1, 2006, the Company adopted FAS No. 123(R). The implementation of FAS 123(R) resulted in an expense of approximately $153 in the consolidated statements of income for the three month period ended March 31, 2007. There were no options granted during the three month period ended March 31, 2006. The Company used the Black-Scholes option pricing model to measure the estimated fair value of the options granted.

In June of 2005, the FASB issued Statement of Financial Accounting Standards No. 154, (“SFAS 154”), “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20,” “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting a change in accounting principle. SFAS 154 requires the retrospective application to prior periods’ financial statements of the direct effect of a voluntary change in accounting principle unless it is impracticable. APB No. 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. The Company has adopted the provisions of FAS 154 and does not expect any material effect on its results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 157 on its consolidated financial statements.

The Company does not believe that any other recently issued, but not yet effective accounting standards will have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

2.	LOAN PAYABLE

As of March 31, 2007, the Company had an outstanding loan of $3,100 related to the construction of its new corporate headquarters/distribution center. This construction loan will be converted to a permanent mortgage during 2007, which is expected to have a 10 year term. The final amount of the loan is expected to be in the range of $4,000. The interest rate on the loan is LIBOR plus 1.35%.

3.	LINE OF CREDIT

In July, 2005, the Company entered into a revolving line of credit with a bank, which provides for borrowings based on levels of qualified accounts receivable and inventory. The line of credit is secured by all assets of the Company. The line of credit has been increased several times, and currently the maximum borrowings total $17,000. The line of credit runs through June 30, 2007; this date has been extended several times by the bank, and the Company believes that the bank will extend the line of credit beyond this date. Interest on the line of credit is payable at LIBOR plus 1.75%. There were no amounts outstanding on the Line of Credit as of March 31, 2007.

In connection with the new Line of Credit, the Company is subject to certain covenants, which require, among other things, maintenance of a minimum cash flow to debt service ratio, a total liabilities to tangible net worth ratio, and a certain level of net worth. The Company was in compliance with all covenants as of March 31, 2007.

4.	COMMITMENTS AND CONTINGENCIES

Construction costs

The Company is in the process of constructing a new corporate headquarters and is committed to spend approximately $4,000 in construction costs (of which $3,100 has already been disbursed by the bank).

Litigation

The Company is also involved in various claims and legal actions arising in the ordinary course of business. Management is of the opinion that the ultimate outcome of these matters would not have a material adverse impact on the financial position of the Company or the results of its operations.

In August 2006, Dorel Juvenile Group, Inc. (“Dorel”) filed a complaint in the United States District Court for the Southern District of Indiana against Lois DiMartinis, a current employee of Summer, claiming, among other things, that she breached her non-disclosure obligations by taking confidential information with her when departing employment from Dorel, and that she would inevitably disclose confidential information in the course of performing duties for her new employer, Summer. Dorel, in its complaint, accused Summer of engaging in a pattern of hiring employees from Dorel for the purpose of obtaining Dorel’s confidential information for use in Summer’s product designs and business. On October 20, 2006, the court denied Dorel’s motion for preliminary injunction, finding that Dorel was not reasonably likely to succeed on the merits of its case. Dorel has appealed the court’s decision. As of March 31, 2007, appeal briefs have been filed by both parties, and oral arguments have not been scheduled as of this time. Summer agreed to provide Ms. DiMartinis legal counsel for defending the action, and to pay the legal fees and costs for her defense, including the appeal, which as of March 31, 2007 were approximately $250 (this was virtually all expensed on the books of Summer Infant in 2006).

5.	STOCK OPTIONS

Summer has granted stock options under its 2006 Performance Equity Plan (“2006 Plan”). Under the 2006 Plan, awards may be granted to participants in the form of Non-Qualified Stock Options, Incentive Stock Options, Restricted Stock, Deferred Stock, Stock Reload Options and other stock-based awards. Subject to the provisions of the plan, awards may be granted to employees, officers, directors, advisors and consultants who are deemed to have rendered or are able to render significant services to us or our subsidiaries and who are deemed to have contributed or to have the potential to contribute to our success. Incentive stock options may only be awarded to individuals who are our employees at the time of grant.

As discussed in Note 1, Basis of Presentation and Summary Significant Accounting Policies – Equity-Based Compensation, effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R), using the modified prospective transition method. The adoption of SFAS 123(R) resulted in share-based compensation expense for the 3 months ended March 31, 2007 and 2006 of approximately $153 and $0, respectively.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Because the Company’s common shares have only traded publicly since April 2005, expected volatility for the three month period ended March 31, 2007 is estimated based on an arithmetic average of the volatility of 4 publicly-traded companies that operate in Summer’s space or sell into similar markets. Summer has insufficient history by which to estimate the expected term of the options, but used an estimate for grants of “plain vanilla” stock options based on a formula proscribed by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107. Because Summer’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

The following table summarizes the assumptions used for options granted during the 3 months ended March 31, 2007. There were no option grants during the 3 months ended March 31, 2006.

Expected life (in years)	5.0
Risk-free interest rate	4.75%
Volatility	25.0%
Dividend yield	—

A summary of the status of the Company’s options as of March 31, 2007 and changes during the year then ended is presented below:

	Number Of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	0	$
Granted	500,000		$5.25
Canceled
Outstanding at end of period	500,000		$5.25

Options exercisable at 3/31/07	125,000		$5.25

Weighted-average fair value of options granted during the year			$5.25

The intrinsic value of shares outstanding at March 31, 2007 was $0.

The fair value of options granted during the period was $610.

The following table summarizes information about stock options at March 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$5.25	500,000	4.8	$5.25	125,000	$5.25

	Number Outstanding	Weighted- Average Fair Value at Grant Date		Weighted- Average Contractual Life
Non-Vested shares at December 31, 2006	0	$
Options Granted	500,000		$1.22	5
Options Vested	(125,000)		$1.22	4.8
Options forfeited or expired
Non-Vested shares at March 31, 2007	375,000		$1.22	4.8

As of March 31, 2007, there was approximately $500 of unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.8 years. The total fair value of shares vested during the period ended March 31, 2007 was $153.

6.	WARRANTS

The Company has 18,400,000 redeemable common stock purchase warrants (the “Warrants”) outstanding. Each Warrant entitles the holder to purchase one share of common stock at an exercise price of $5.00 per share; the Warrants expire in April 2009. The Warrants are redeemable at a price of $0.01 per Warrant, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period.

ITEM 2.	SUMMER’S MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section has been derived from Summer’s consolidated financial statements and should be read together with the consolidated financial statements and related notes included elsewhere in this filing.

The following discussion is intended to assist in the assessment of significant changes and trends related to the results of operations and financial condition of Summer Infant, Inc. This discussion and analysis should be read in conjunction with Summer’s consolidated financial statements and notes thereto included herein. Summer’s business has grown organically in all of its markets. Summer derives its revenues from the sale of health, safety and wellness products for infants and toddlers. Summer’s revenue is driven by its ability to design and market desirable products, identify business opportunities and secure new and renew existing distribution channels. Summer’s income from operations is derived from its ability to generate revenue and collect cash in excess of labor and other costs of providing its products and selling, general and administrative costs.

Summary of critical accounting policies and estimates

This summary of critical accounting policies of Summer is presented to assist in understanding Summer’s consolidated financial statements. The consolidated financial statements and notes are representations of Summer’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the consolidated financial statements.

Summer makes certain estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses. The accounting policies described below are those Summer considers critical in preparing its financial statements. Some of these policies include significant estimates made by management using information available at the time the estimates were made. However, these estimates could change materially if different information or assumptions were used.

Nature of operations

Summer is engaged in the design, marketing and distribution of juvenile products. The majority of its revenues are derived from retail customers in North America, with approximately 10% of the business being generated in the UK. The Company also maintains a research and development staff in Asia (no revenues are generated directly out of Asia).

Revenue recognition

The Company follows the guidance of the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin 104 for revenue recognition. In general, the Company records revenue when persuasive evidence of an arrangement exists, product delivery has occurred, the sales price to the customer is fixed or determinable and collectability is reasonably assured. Sales are recorded net of provisions for returns and allowances, customer discounts and other sales related discounts. The Company bases its estimates for discounts, returns and allowances on negotiated customer terms and historical experience. These estimates are subject to variability, as actual deductions taken by customers may be different from the estimates recorded.

Sales incentives or other consideration given by the Company to customers that are considered adjustments of the selling price of its products, such as allowances and product placement fees, are reflected as reductions of revenue. Sales incentives and other consideration that represent costs incurred by the Company for assets or services received, such as the appearance of the Company’s products in a customer’s national circular ad, are reflected as selling and marketing expenses in the accompanying statements of income.

Trade receivables

Summer carries its trade receivables at net realizable value. On a periodic basis, Summer evaluates its trade receivables and establishes an allowance for doubtful accounts based on a history of past bad debt expense, collections and current credit conditions. The allowance is adjusted based on actual write offs that occur. Summer has a credit insurance policy to protect against potential losses up to stated amounts from certain customers.

Summer does not accrue interest on trade receivables. A receivable is considered past due if payments have not been received within the credit terms on the account, typically 60 days for most customers. Summer will turn an account over for collection around 120 days past due. Accounts are considered uncollectible if no payments are received 60 to 90 days after they have been turned over for collection.

Inventory

Inventory is comprised of finished goods and is stated at the lower of cost, inclusive of freight and duty, or market (net realizable value) using the first-in, first-out (FIFO) method. Company warehousing costs are charged to expense as incurred. Inventory write-downs are recorded for damaged, obsolete or slow-moving inventory. Management uses estimates to record these write-downs based on its review of inventory by product category, including length of time on hand and estimates of future orders for each product. Changes in consumer preferences, demand for products, customer buying patterns and inventory management could impact the inventory valuation.

Goodwill and Other Intangible Assets

Effective January 1, 2002, Summer adopted Financial Accounting Standards Board SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS 142 requires that goodwill and intangible assets that have indefinite useful lives no longer be subject to amortization and be tested at least annually for impairment.

Income taxes

The provision for income taxes is based on our estimated annualized effective tax rate for the year.

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, we had no unrecognized tax benefits. During the first quarter of 2007, we recognized no adjustments for uncertain tax benefits.

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, it is more likely than not such benefits will be realized. We recognize interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses. No interest and penalties related to uncertain tax positions were accrued at March 31, 2007.

The tax years 2004 through 2006 remain open to examination by the major taxing jurisdictions in which we operate. We expect no material changes to unrecognized tax positions within the next twelve months.

Translation of foreign currencies

The assets and liabilities of the European and Asian operations have been translated into U.S. dollars at quarter-end exchange rates. The income and expense accounts of the European and Asian operations have been translated at average rates prevailing during each respective year. Resulting translation adjustments are made to a separate component of stockholders’ equity within accumulated other comprehensive income.

Advertising costs and accrued allowances

Summer charges advertising costs and other customer allowances to expense as incurred. Advertising expense, which consists primarily of promotional and cooperative advertising allowances provided to customers, is typically agreed to in advance for each customer and is generally based upon a percentage of sales to that customer. Other allowances are provided for defective goods or returned merchandise; some customers have these allowances negotiated as a percentage of sales, while other customers take deductions on payments made to Summer based upon actual defectives or returns. The company will record expense based on either the agreed-upon terms or accrue for these costs based on historical experience, and will adjust the expense as actual results vary from the estimates that have been recorded.

Product liability and warranty reserves

Summer maintains insurance to protect against product liability claims. Premiums are charged to expense during the period of coverage. In the normal course of business, Summer may offer warranties on certain of its products, generally limited to product replacement. A reserve would be recorded if the Company’s experience (including industry data) showed that there was a material exposure related to certain types of products. This experience would include looking at actual claims experience and other factors. To the extent Summer establishes that a material liability exists, a reserve is established and would be included in accrued liabilities. The levels of reserves could vary based on actual claims experience in the future.

Other use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Company Overview

Summer is a designer, marketer, and distributor of branded juvenile health, safety and wellness products which are sold principally to large North American and UK retailers. Summer currently has more than 60 proprietary products in seven product categories including nursery audio/video monitors, safety gates, durable bath products, bed rails, infant thermometers and related health and safety products, booster and potty seats and bouncers.

Summer’s strategy is to grow its sales through a variety of methods, including:

•	increased product penetration (more products at each store);

•	increased store penetration (more stores within each retail customer);

•	new products (at existing and new customers);

•	new mass merchant retail customers;

•	new distribution channels (food and drug chains, price clubs, home centers, web-based retailers);

•	new geographies (international expansion); and

•	new product categories (soft goods division started in 2006).

Summer has been able to grow its annual revenues by approximately $50 million over the past five years through a combination of all of the above factors. Each year it has been able to expand the number of products into its main distribution channel, mass merchant retailers, and has also added new customers each year. Therefore, even without new product introductions, Summer could grow its business by simply selling more of its existing product line to existing customers.

For 2007 and beyond, the growth strategy of Summer will be to continue to develop and sell new products to its existing customer base, sell new and existing products to new customers (or expand relationships with existing customers), to begin to sell products from its soft goods product line, and to expand in the UK and in other geographic regions (including Japan, Mexico and Australia, among others). In addition, there are a number of potential acquisition candidates that could be pursued in order to obtain new innovative products, new product categories, new retail customers or new sales territories. There are approximately 400 active juvenile product companies, of which approximately 300 have less than $10 million in sales. In addition, there are various product categories that Summer does not currently compete in, including car seats, strollers, play yards, high chairs, swings, walkers, nursery care, and other categories. Summer may look to develop its own products in these categories or attempt to gain entrance into these categories through acquisitions. Summer has no specific plans to acquire any companies at this time.

As Summer continues to grow through internal initiatives and any future acquisitions, it will incur additional expenses. Two of the key areas in which such increased expenses will likely occur are sales and product development. In order to grow sales, Summer will likely hire additional sales personnel to service new geographic territories, focus existing resources on specific parts of the United States market and retain product line specialists to drive sales of new and existing products in specific areas in which Summer believes it can readily increase sales. Product development expenses will increase as Summer develops new products in existing and new categories. If Summer were to acquire one or more companies as part of its growth strategy, it would face various challenges such as the integration of the acquired companies’ product lines, employees, marketing requirements and information systems. Ongoing infrastructure investment also may be required to support realized growth, including expenditures with respect to upgraded and expanded information systems and enhancing the company’s management team.

Sales

Summer’s sales are primarily derived from the sale of juvenile health, safety and wellness products and are recognized upon transfer of title of product to Summer’s customers. Summer’s products are marketed through several distribution channels including chain retailers, specialty retailers and direct to consumers.

Approximately 90% of sales are currently made to customers in North America, with the remaining 10% made to customers in the UK. Sales are made utilizing standard credit terms of 30 to 90 days. Summer generally accept returns only for defective merchandise.

Cost of goods sold and other expenses

Summer’s products are manufactured by third parties, with approximately 80-85% of the dollar value of products being manufactured in China and the majority of the balance being manufactured in Massachusetts. Cost of goods sold primarily represents purchases of finished products from these third party manufacturers. The remainder of Summer’s cost of goods sold includes tooling depreciation, freight-in from suppliers and miscellaneous charges from contract manufacturers. Substantially all of Summer’s purchases are made in US dollars, therefore most of this activity is not subject to currency fluctuations. If Summer’s suppliers experience increased raw materials, labor or other costs and pass along such cost increases through higher prices for finished goods, Summer’s costs of sales would increase, and to the extent we are unable to pass such price increases along to Summer’s customers, Summer’s gross margins would decrease.

Selling, general and administrative expenses primarily consist of payroll, insurance, professional fees, royalties, freight out to customers, product development costs, advertising and marketing expenses (including co-op advertising allowances as negotiated with certain customers) and sales commissions. Several of these items fluctuate with sales, some based on sales to particular customers and others based on sales of particular products.

There are not significant variations in seasonal demand for Summer’s products. Sales to its retail customers are generally higher in the time frame when retailers take initial shipments of new products; these orders usually incorporate enough product to fill each store plus additional amounts to be kept at the customer’s distribution center. The timing of these initial shipments varies by customer depending on when they finalize store layouts for the upcoming year, and whether there are any mid-year product introductions.

Results of Operations

Summer Infant (formerly KBL Healthcare Acquisition Corp.)

Consolidated Statements of Income

For the Three Months Ending March 31, 2007 and 2006

(In thousands)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
	(Unaudited)	(Unaudited)
Net sales	$4,771	$0
Cost of goods sold	2,925	0

Gross profit	1,846	0

Operating expenses net of interest income	1,513	(250)
Income tax expense	133	114

Net income	200	136

The results of operations for the three months ended March 31, 2006 represents the general and administrative expenses of KBL Healthcare net of interest income generated by the approximate $52 million in cash that KBL had on its balance sheet. This cash ultimately funded the acquisition of Summer Infant. The results of operations for the three months ended March 31, 2007 represents the combined activity of KBL Healthcare from January 1, 2007 through March 6, 2007 (which represents general and administrative expenses of KBL Healthcare, net of interest income generated by the $52 million cash balance prior to the acquisition of Summer Infant on March 6, 2007) and the activity of Summer Infant from March 6, 2007 through March 31, 2007. KBL Healthcare historically had no sales or gross profit, while Summer has both sales and gross profit, in addition to other normal operating expenses. Therefore, the amounts in the two above periods cannot be compared in a meaningful fashion.

In order to give the reader some additional information on the performance of the underlying Summer Infant operations, the following table represents the unaudited results of the Summer Infant operating company for the three months ended March 31, 2007 and March 31, 2006. This table is being presented to give the reader more information about the underlying performance of the ongoing operating company, since KBL Healthcare had no operating business in 2006.

Summer Infant and Subsidiaries

Consolidated Statements of Income

For the Three Months Ending March 31, 2007 and 2006

(In thousands)

	Three Months Ended March 31, 2007		Three Months Ended March 31, 2006
	(Unaudited)		(Unaudited)
Net sales	$17,170	100.0%	$13,288	100.0%
Cost of goods sold	10,607	61.8%	8,360	62.9%

Gross profit	6,563	38.2%	4,928	37.1%

OPERATING EXPENSES
Selling, general and administrative expenses (excluding depreciation and amortization)	4,907	28.6%	3,683	27.7%

EBITDA	1,656	9.6%	1,245	9.4%

Three months ended March 31, 2007 compared with three months ended March 31, 2006

Net sales increased 29% from approximately $13,288 in the three months ended March 31, 2006 to approximately $17,170 for the three months ended March 31, 2007. This sales increase was primarily attributable to increased distribution of Summer’s products throughout Summer’s customer base, plus new product introductions. Significant increases were noted in both large accounts such as Babies R Us, in addition to several other new accounts which have been added over the past year.

Gross profit increased 33% from approximately $4,928 for the three months ended March 31, 2006 to approximately $6,563 for the three months ended March 31, 2007. The gross profit % increased to 38.2% from 37.1% in the prior year. This increase was primarily attributable to the 29% increase in net sales, combined with sales of higher margin products in 2007 and a reduction of customer returns and allowances as a percentage of sales.

Selling, general and administrative expenses increased from approximately $3,683 for the three months ended March 31, 2006 to approximately $4,907 for the three months ended March 31, 2007. This increase was primarily attributable to increases in headcount in order to build the infrastructure required to support the rapid sales increase, higher variable selling expenses due to the increase in sales, and the inclusion in 2007 of approximately $300 in costs incurred by the Soft Goods division, which started in mid 2006 (and therefore had zero expense in the first three months of 2006).

EBITDA increased from approximately $1,245 for the three months ended March 31, 2006 to approximately $1,656 for the three months ended March 31, 2007, an increase of 33%. This increase was primarily attributable to the increased sales and gross profit percentage as described above.

Liquidity and Capital Resources

Summer generally funds its operations and working capital needs through cash generated from operations and borrowings under its credit facility. In addition, the recent merger with KBL has resulted in a substantial cash infusion into Summer which has enabled it to pay down much of its existing debt.

Summer’s sales have increased significantly over the past several years. For the year ended December 31, 2003, net sales were $17,600. For the year ended December 31, 2006, net sales exceeded $52,000. This sales growth has led to a substantial increase in working capital requirements, specifically accounts receivable and inventory. The typical cash flow cycle is as follows:

•

Inventory is purchased to meet expected demand plus a safety stock. Since the majority of Summer’s vendors are based in Asia, inventory takes from four to six weeks to arrive from Asia to the various distribution points Summer maintains in the US and the UK. Payment terms for these vendors average 60 days from the date the product ships from Asia, therefore Summer is generally paying for the product a short time after it is physically received in the US. The increased sales Summer has experienced result in increased levels of inventory, and therefore an increase in the amount of cash required to fund its inventory level.

•

Sales to customers generally have payment terms of 30 to 60 days. The increased sales have resulted in an increase in the level of accounts receivable, and therefore have increased the amount of cash required to fund working capital.

Summer had traditionally been able to fund its increased working capital through asset-based lines of credit with banks. The lenders generally follow a borrowing base formula that allows advances based on the levels of accounts receivable and inventory. Summer’s current line of credit contains traditional borrowing base formulas. The merger with KBL on March 6, 2007 enabled Summer to pay down its line of credit to zero, and in addition maintain a positive cash balance of $7,865 as of March 31, 2007.

The majority of capital expenditures for Summer are for tools related to new product introductions. Summer receives indications from retailers generally around the middle of each year as to what products the retailer will be taking into its product line for the upcoming year. Based on these indications, Summer will then acquire the tools required to build the products. The majority of these expenditures are therefore made in the third and fourth quarters of each year so that initial shipments of products can be made in December and January (the typical time frame for new product shipments). In most cases the payments for the tools are spread out over a three to four month period.

For the three months ended March 31, 2007, net cash provided by operating activities was $1,084. This primarily represents the reduction in accounts receivable for the period from March 6 (date of acquisition of Summer Infant) to March 31 due to large collections during that time frame. Net cash used in investing activities was $22,966, which primarily related to the cash paid to Summer shareholders (plus deal fees) in conjunction with the acquisition of Summer that was completed on March 6. Net cash used in financing activities was $22,390, which primarily consists of the paydown of Summer’s outstanding line of credit balance of $14,992 (using the proceeds from the KBL acquisition) plus the $6,883 paid to the KBL shareholders who voted against the merger with Summer, and who therefore received cash in exchange for their shares of common stock. The net cash use for the three months ended March 31, 2007 was $44,229, which has resulted in a reduction in the cash balance from $52,094 as of December 31, 2006 to $7,865 as of March 31, 2007.

Summer believes that its cash on hand and current banking facilities are sufficient to fund its cash requirements for at least the next 12 months. However, unforeseen circumstances, such as softness in the retail industry or deterioration in the business of a significant customer, could create a situation where Summer cannot access all of the available lines of credit due to not having sufficient accounts receivable. In addition, there is no assurance that Summer will meet all of its bank covenants in the future, or that its lenders will grant waivers if there are covenant violations.

Summer’s strategy for funding its business going forward is a combination of the following: increased profitability; increased borrowing lines as required with traditional lenders (asset-based); and utilization of the proceeds available from the business combination with KBL to fund its business as well as potential acquisitions. This liquidity could potentially be used to pay off the existing building debt of Summer; fund working capital increases going forward; acquire other businesses; pay dividends; or repurchase KBL common stock or warrants.

In July 2005, the Company entered into a revolving line of credit with a bank, which provides for borrowings based on levels of qualified accounts receivable and inventory. The line of credit is secured by all assets of the Company. The line of credit has been increased several times, and currently the maximum borrowings total $17,000. The line of credit runs through June 30, 2007; this date has been extended several times by the bank, and the Company believes that the bank will extend the line of credit beyond this date. Interest on the line of credit is payable at LIBOR plus 1.75%. There were no amounts outstanding on the Line of Credit as of March 31, 2007.

In connection with the new Line of Credit, the Company is subject to certain covenants, which require, among other things, maintenance of a minimum cash flow to debt service ratio, a total liabilities to tangible net worth ratio, and a certain level of net worth. The Company was in compliance with all covenants as of March 31, 2007.

We believe that Summer’s cash flows from operations, cash on hand, funds from the business combination with KBL, and available borrowings will be sufficient to meet Summer’s working capital and capital expenditure requirements and provide us with adequate liquidity to meet anticipated operating needs for at least the next 12 months. Summer’s cash requirements for the period beyond that are expected to be met by a combination of the cash proceeds from the business combination with KBL plus continued use of bank facilities to meet working capital requirements.

Non-GAAP Discussion

In addition to its GAAP results, Summer considers non-GAAP measures of its performance. EBITDA, as defined below, is an important supplemental financial measure of Summer’s performance that is not required by, or presented in accordance with, GAAP. EBITDA represents net income (loss) before income taxes, minority interest in net income of affiliates, interest expense, and depreciation and amortization. Summer’s management uses EBITDA as a financial measure to assess the ability of its assets to generate cash sufficient to pay interest on its indebtedness, meet capital expenditure and working capital requirements, and otherwise meet its obligations as they become due. Summer’s management believes that the presentation of EBITDA provides useful information regarding Summer’s results of operations because they assist in analyzing and benchmarking the performance and value of Summer’s business. Summer believes that EBITDA is useful to stockholders as a measure of comparative operating performance, as it is less susceptible to variances in actual performance resulting from depreciation and amortization and more reflective of changes in pricing decisions, cost controls and other factors that affect operating performance.

EBITDA also is used by Summer’s management for multiple purposes, including:

•	to calculate and support various coverage ratios with Summer’s lenders;

•	to allow lenders to calculate total proceeds they are willing to loan to Summer based on its relative strength compared to other competitors; and

•

to more accurately compare Summer’s operating performance from period to period and company to company by eliminating differences caused by variations in capital structures (which affect relative interest expense), tax positions and amortization of intangibles.

In addition, EBITDA is an important valuation tool used by potential investors when assessing the relative performance of a company in comparison to other companies in the same industry. Although Summer uses EBITDA as a financial measure to assess the performance of its business, there are material limitations to using a measure such as EBITDA, including the difficulty associated with using it as the sole measure to compare the results of one company to another and the inability to analyze significant items that directly affect a company’s net income (loss) or operating income because it does not include certain material costs, such as interest and taxes, necessary to operate its business. In addition, Summer’s calculation of EBITDA may not be consistent with similarly titled measures of other companies and should be viewed in conjunction with measures that are computed in accordance with GAAP. Summer’s management compensates for these limitations in considering EBITDA in conjunction with its analysis of other GAAP financial measures, such as net income (loss).

The following table presents a reconciliation of the Summer stand alone EBITDA to net income, its most directly comparable GAAP financial measure, on a historical basis, for the periods presented:

Reconciliation of unaudited EBITDA, as adjusted, to Net Income (In thousands)

	Three Months Ended March 31,
	2007	2006
Net income- Summer stand alone results (pro forma)	$640	$945
Income taxes (assuming 3 months as a C corp)	426	0
Non cash stock option expense	153	0
Interest expense	157	170
Depreciation and amortization	280	130

EBITDA- Summer stand alone results (pro forma)	$1,656	$1,245

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R ) (revised in 2004), “Share Based Payment” (“SFAS 123(R)”), which revised SFAS No. 123, “Accounting for Stock-Based Compensation”, and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” FAS No. 123(R) requires the recognition of stock-based compensation expense in the financial statements. Effective January 1, 2006, the Company adopted FAS No. 123(R). The implementation of FAS 123(R) resulted in an expense of approximately $153 in the consolidated statements of income for the three month period ended March 31, 2007. The Company used the Black-Scholes option pricing model to measure the estimated fair value of the options granted.

In June of 2005, the FASB issued Statement of Financial Accounting Standards No. 154, (“SFAS 154”), “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20,” “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting a change in accounting principle. SFAS 154 requires the retrospective application to prior periods’ financial statements of the direct effect of a voluntary change in accounting principle unless it is impracticable. APB No. 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. The Company has adopted the provisions of FAS 154 and does not expect any material effect on its results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS No. 157 on our consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”—an Interpretation of FASB Statement No. 109” (“FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. This was adopted effective January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no adjustments in uncertain tax benefits. As of March 31, 2007, the Company has $0 of accrued interest related to uncertain tax positions.

There are no other recently issued accounting pronouncements that need to be considered when reading the financial statements or related footnotes.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Summer’s exposure to market risk is limited to interest rate risk associated with Summer’s credit facilities and foreign currency exchange risk associated with Summer’s foreign operations.

Based on Summer’s interest rate exposure on variable rate borrowings at March 31, 2007, a one percentage point increase in average interest rates on Summer’s borrowings would increase future interest expense by approximately $3 per month. Summer determined these amounts based on approximately $3,145 of variable rate borrowings at March 31, 2007, multiplied this amount by 1% and divided by twelve. Summer is currently not using any interest rate collars or hedges to manage or reduce interest rate risk. As a result, any increase in interest rates on Summer’s variable rate borrowings would increase interest expense. The increase in interest expense could potentially be offset by an increase in interest income as long as Summer has a positive cash balance. As of March 31, 2007, the cash balance was approximately $7,865.

The majority of Summer’s operating activities are conducted in US dollars. Approximately 10% of Summer’s sales are denominated in other currencies such as British pounds sterling or Canadian dollars. Summer’s purchases of finished goods from Chinese manufacturers are denominated in US dollars. A 10% change in the exchange rate of the US dollar with respect to Canadian dollars or British pounds sterling would not have a significant impact on Summer’s earnings.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings (amounts in $000’s)

In July 2006, Summer received a letter from Ideaz, LLC claiming that Summer misappropriated trade secrets to create certain products by Summer. This dispute was settled in the first quarter of 2007 with a payment of approximately $33 to Ideaz.

In August 2006, Summer entered into a settlement and license agreement with Marshall Sleep Systems, LLC, relating to the settlement of certain patent infringement claims by Marshall Sleep Systems against Summer regarding its triple bedrail product. Under the settlement and license agreement, Summer paid Marshall Sleep Systems $25 for a non-exclusive, worldwide license to certain of Marshall Sleep System’s patents covering Summer’s triple bedrail product.

In August 2006, Summer entered into a consent injunction and settlement agreement and release among Summer, Springs Global US, Inc. (“Springs”), and certain Summer employees who were formerly employed by Springs relating to the settlement of certain claims by Springs against Summer regarding the use of certain confidential information of Springs. Under the settlement, the parties released all claims or causes of actions they may have against each other, and Summer agreed that it would not engage in the sale of any soft goods to K-Mart until after December 22, 2006. Summer and the former Springs employees also agreed to pay Springs attorneys fees and expenses incurred in connection with the dispute, not to exceed $70.

In August 2006, Summer resolved an ongoing patent dispute with EICO Industries, LLC regarding its rear seat monitor product by entering into a license agreement. Under the license agreement, Summer has an exclusive license to manufacture its rear seat monitor product using certain proprietary information of EICO. The license term is three years. Summer paid EICO a fee of $10 under the license agreement, and Summer will pay royalties to EICO for the term of the license agreement, with a minimum payment of $15 per year.

In August 2006, Dorel Juvenile Group, Inc. (“Dorel”) filed a complaint in the United States District Court for the Southern District of Indiana against Lois DiMartinis, a current employee of Summer, claiming, among other things, that she breached her non-disclosure obligations by taking confidential information with her when departing employment from Dorel, and that she would inevitably disclose confidential information in the course of performing duties for her new employer, Summer. Dorel, in its complaint, accused Summer of engaging in a pattern of hiring employees from Dorel for the purpose of obtaining Dorel’s confidential information for use in Summer’s product designs and business. On October 20, 2006, the court denied Dorel’s motion for preliminary injunction, finding that Dorel was not reasonably likely to succeed on the merits of its case. Dorel has appealed the court’s decision. As of March 31, 2007, appeal briefs have been filed by both parties, and oral arguments have not been scheduled as of this time. Summer agreed to provide Ms. DiMartinis legal counsel for defending the action, and to pay the legal fees and costs for her defense, including the appeal, which as of March 31, 2007 were approximately $250 (this was virtually all expensed in 2006).

ITEM 1A.	Risk Factors

There have been no material changes pertaining to risk factors that were provided in the 8K filed on March 12, 2007.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Funds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

On September 1, 2006, Summer entered into an Agreement and Plans of Reorganization with the former Summer Infant, Inc. and its affiliated companies, Summer Infant Europe Limited and Summer Infant Asia, Ltd. Pursuant to the agreement, the former Summer Infant, Inc. agreed to merge with and into our wholly-owned subsidiary. In addition, we agreed to purchase all the outstanding stock of Summer Infant Europe Limited and Summer Infant Asia, Ltd. Consummation of the transaction was dependent on shareholder approval of the Agreement, on changing our name to “Summer Infant, Inc.” and on increasing the number of our authorized shares. Accordingly, on March 6, 2007, we held a Special Meeting of Stockholders to consider several proposals related to this transaction. All of the proposals were approved. The proposals and the results of the stockholder holder vote were as follows:

•

On whether to approve the Agreement and Plans of Reorganization, holders of 8,606,681 shares voted for approval; 1,234,755 voted against (of which 1,208,755 exercised their right to convert their shares into a pro rata portion of the funds held in trust); and 4,000 abstained.

•

On whether to approve the amendment to the Certificate of Incorporation to change the name of the Company to “Summer Infant, Inc.,” holders of 10,150,321 shares voted for approval; 552,189 voted against; and 239,000 abstained.

•

On whether to approve the amendment to the Certificate of Incorporation to increase the number of authorized shares of common stock from 35,000,000 to 100,000,000, holders of 10,147,821 shares voted for approval; 554,689 voted against; and 239,000 abstained.

•

On whether to approve the amendment to the Certificate of Incorporation to remove the preamble and sections A through D, inclusive, of Article Sixth from the Certificate of Incorporation, from and after the closing of the Merger, as they will no longer be applicable, and to redesignate section E of Article Sixth as Article Sixth, holders of 9,054,247 shares voted for approval, 552,189 voted against; and 239,000 abstained.

•	On whether to approve the 2006 Performance Equity Plan, holders of 7,806,564 shares voted for approval; 1,799,872 voted against; and 239,000 abstained.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

31.1 Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Jason Macari, Chief Executive Officer of Summer Infant, Inc., pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Joseph Driscoll, Chief Financial Officer of Summer Infant, Inc., pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Summer Infant, Inc.

May 11, 2007

/s/ Jason Macari
Jason Macari
Chief Executive Officer

May 11, 2007

/s/ Joseph Driscoll
Joseph Driscoll
Chief Financial Officer