Form 10-Q
period 2007-06-30
Summer Infant, Inc.
filed 2007-08-10
CIK 1314772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

Summer Infant, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Commission file number 001-33346

Delaware	20-1994619
(State of Incorporation or Organization)	(IRS Employer Identification Number)

1275 Park East Drive Woonsocket, RI 02895	(401) 671-6550
(Address of principal executive offices)	(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 3, 2007, there were 13,907,892 shares outstanding of the registrant’s Common Stock, $.0001 par value per share.

Summer Infant, Inc.

Form 10-Q

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

Note that all dollar amounts presented in the below table are in thousands of US dollars except share amounts and par value per share.

	Unaudited June 30, 2007	December 31, 2006
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$4,211	$52,094
Trade Receivables	15,693	0
Inventory (principally finished goods)	13,547	0
Prepaids and other current assets	553	43

TOTAL CURRENT ASSETS	34,004	52,137
Property and Equipment, net	8,377	5
Goodwill and other intangible assets	39,178	0
Other Assets, net	509	966

TOTAL ASSETS	$82,068	$53,108

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable and Accrued Expenses	$11,771	$1,666
Current Portion of Long Term Liabilities	205	0

TOTAL CURRENT LIABILITIES	11,976	1,666
Long term liabilities, less current portion	3,965	0

TOTAL LIABILITIES	15,941	1,666

STOCKHOLDERS EQUITY
Common Stock $.0001 par value, issued and outstanding 13,907,892 and 11,200,000	1	1
Additional Paid in Capital	63,952	50,461
Retained Earnings	2,109	980
Accumulated other comprehensive income	65	0

TOTAL STOCKHOLDERS’ EQUITY	66,127	51,442

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$82,068	$53,108

See notes to condensed consolidated financial statements

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

Note that all dollar amounts presented in the below table are in thousands of US dollars except share and per share amounts.

	Unaudited For the three months ended		Unaudited For the six months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Net revenues	$18,675	$0	$23,446	$0
Cost of goods sold	11,415	0	14,340	0

Gross profit	7,260	0	9,106	0
Selling, general and administrative expenses (a)	5,452	162	7,390	316
Depreciation and amortization	325	0	432	0

Net operating income (loss)	1,483	(162)	1,284	(316)
Interest income, net	20	355	552	759

Income before provision for income taxes	1,503	193	1,836	443
Income tax expense	574	88	707	201

Net income	$929	$105	$1,129	$242

Net income per share- basic	$0.07	$0.01	$0.09	$0.02

Weighted average shares outstanding-basic	13,907,892	11,200,000	12,941,000	11,200,000

Net income per share-diluted	$0.07	$0.01	$0.08	$0.02

Weighted average shares outstanding- diluted	14,268,676	11,200,000	13,301,572	11,200.000

(a)	Includes non-cash stock option compensation expense of $38 and $191 for the three months and six months ended June 30, 2007, respectively.

See notes to condensed consolidated financial statements

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Note that all dollar amounts presented in the attached table are in thousands of US dollars.

	Unaudited For the six months ended
	June 30, 2007	June 30, 2006
	(In thousands of dollars)
Cash flows from operating activities:
Net income	$1,129	$242

Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	432	—

Non cash stock option expense	191	—

Changes in assets and liabilities net of effects of acquisition:
Increase in accounts receivable	(3,514)	0

Increase in inventory	(3,430)	0

Increase in accounts payable and accrued expenses	3,020	491

(Increase) decrease in prepaids and other assets	286	(1,275)

Net cash used in operating activities	(1, 886)	(542)

Cash flows from investing activities:
Acquisitions of property and equipment	(1,839)	(2)

Acquisition of Summer Infant, Inc. net of cash acquired of $867	(23,353)	0

Net cash used in investing activities	(25,192)	(2)

Cash flows from financing activities:
Net repayments on line of credit	(14,992)	0

Net borrowings on note payable and other debt	1,005	0
		—
Redemptions of common stock	(6,883)	—

Net cash used in financing activities	(20,870)	0

Effect on exchange rate changes on cash and cash equivalents	65	0

Net decrease in cash and cash equivalents	(47,883)	(544)
Cash and cash equivalents at beginning of period	52,094	649

Cash and cash equivalents at end of period	$4,211	$105

Non cash investing activities:
Issuance of common stock in conjunction with the acquisition of Summer Infant, Inc.	20,563

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

At the closing of the acquisition, the Summer stockholders received from the Company an aggregate of $20,000 cash and 3,916,667 shares of Company common stock (“Transaction Shares”). The Summer stockholders also will be entitled to receive up to an additional aggregate of 2,500,000 shares of Company common stock (“Contingent Shares”) in the event that the last sales price of Company common stock is equal to or exceeds $8.50 on any twenty (20) trading days during any thirty (30) consecutive trading day period commencing on the three-month anniversary of the closing of the acquisition and ending on April 20, 2009. The Summer stockholders also are entitled to receive cash payments equal to 50% of the difference between actual EBITDA (as defined in the Acquisition Agreement) for the years ended or ending December 31, 2006, 2007 and 2008 and prescribed EBITDA benchmarks for each of those years of $4,200, $10,000 and $15,000 respectively. These cash payments shall not exceed $5,000 in the aggregate for the three years. For the year ended December 31, 2006, the additional amount earned based on EBITDA was $234, which was paid in 2007.

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

Nature of Operations and basis of presentation

The Statement of Operations for the six months ended June 30, 2007 consists of the period from March 6, 2007 through June 30, 2007 for Summer plus the full six months of results of KBL. The acquisition of Summer by KBL occurred on March 6, 2007, and therefore the results of Summer are included from that date forward. The interim financial information as of June 30, 2007, and for the six months then ended, is unaudited and has been prepared on the same basis as the audited financial statements as of December 31, 2006. In the opinion of management, such unaudited financial information includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim information. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The audited balance sheet as of December 31, 2006 reflects the balance sheet of KBL on a stand alone basis on that date.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition of Summer by KBL. The estimated fair values of intangible assets acquired were obtained through a third party valuation. The estimated fair value of all other assets and liabilities are preliminary and could be adjusted based on a final valuation.

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

Pro Forma Consolidated Statements of Income

For the Three and Six Months Ended June 30, 2007 and 2006

(In Thousands)

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Net sales	$18,675	$12,845	$35,845	$26,133
Cost of goods sold	11,415	7,894	22,022	16,254

Gross Profit	7,260	4,951	13,823	9,879

Operating expenses net of interest income	5,757	4,207	11,058	8,187

Income tax expense	574	298	1,106	677

Net income	$929	$446	$1,659	$1,015

Income taxes.

The provision for income taxes is based on the Company’s estimated annualized effective tax rate for the year.

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, the Company had no unrecognized tax benefits. During the second quarter of 2007, the Company recognized no adjustments for uncertain tax benefits.

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, it is more likely than not such benefits will be realized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses. No interest and penalties related to uncertain tax positions were accrued at June 30, 2007.

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

Net Income Per Share

Basic earnings per share for the Company is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. The shares used in computing diluted earnings per share include 360,784 equivalent shares from warrants using the treasury stock method. The total warrants outstanding are 18,400,000, and each has an exercise price of $5 per share. Options to purchase 994,400 shares of the Company’s common stock were not included in the calculation, due to the fact that these options were anti-dilutive for the six month period ended June 30, 2007.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R ) (revised in 2004), “Share Based Payment” (“SFAS 123(R)”), which revised SFAS No. 123, “Accounting for Stock-Based Compensation”, and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires the recognition of stock-based compensation expense in the financial statements. Effective January 1, 2006, the Company adopted SFAS No. 123(R). The implementation of SFAS 123(R) resulted in an expense of approximately $191 in the consolidated statements of income for the six month period ended June 30, 2007. There were no options granted during the six month period ended June 30, 2006. The Company used the Black-Scholes option pricing model to measure the estimated fair value of the options granted.

In June 2005, the FASB issued Statement of Financial Accounting Standards No. 154, (“SFAS 154”), “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20,” “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting a change in accounting principle. SFAS 154 requires the retrospective application to prior periods’ financial statements of the direct effect of a voluntary change in accounting principle unless it is impracticable. APB No. 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. The Company has adopted the provisions of SFAS 154 and does not expect any material effect on its results of operations or financial position.

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

The Company does not believe that any other recently issued, but not yet effective, accounting standards will have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

2. LOAN PAYABLE

As of June 30, 2007, the Company had an outstanding term loan of $4,000 related to the construction of its new corporate headquarters/distribution center. The interest rate has been fixed at 7.06%, and the building is the collateral for the note. Aggregate maturities of long term debt related to this note are as follows:

Six months ended December 31, 2007		$54

Year ending December 31,	2008	$98

	2009	$106

	2010	$113

	2011	$122

	2012	$131

	Thereafter	$3,376

3. LINE OF CREDIT

In July 2005, the Company entered into a revolving line of credit with a bank, which provides for borrowings based on levels of qualified accounts receivable and inventory. The line of credit is secured by all assets of the Company. The line of credit was recently extended through September 30, 2007 and the maximum borrowings were increased to $18,500. This date has been extended several times by the bank, and the Company believes that the bank will extend the line of credit beyond this date. Interest on the line of credit is payable at LIBOR plus 1.35%. There were no amounts outstanding on the Line of Credit as of June 30, 2007.

In connection with the Line of Credit, the Company is subject to certain covenants, which require, among other things, maintenance of a minimum cash flow to debt service ratio, a total liabilities to tangible net worth ratio, and a certain level of net worth. The Company was in compliance with all covenants as of June 30, 2007.

4. COMMITMENTS AND CONTINGENCIES

The Company is involved in various claims and legal actions arising in the ordinary course of business. Management is of the opinion that the ultimate outcome of these matters would not have a material adverse impact on the financial position of the Company or the results of its operations.

In August 2006, Dorel Juvenile Group, Inc. (“Dorel”) filed a complaint in the United States District Court for the Southern District of Indiana against Lois DiMartinis, a current employee of Summer, claiming, among other things, that she breached her non-disclosure obligations by taking confidential information with her when departing employment from Dorel, and that she would inevitably disclose confidential information in the course of performing duties for her new employer, Summer. Dorel, in its complaint, accused Summer of engaging in a pattern of hiring employees from Dorel for the purpose of obtaining Dorel’s confidential information for use in Summer’s product designs and business. On October 20, 2006, the court denied Dorel’s motion for preliminary injunction, finding that Dorel was not reasonably likely to succeed on the merits of its case. Dorel has appealed the court’s decision. As of June 30, 2007, appeal briefs have been filed by both parties, and oral arguments have not been scheduled as of this time. Summer agreed to provide Ms. DiMartinis legal counsel for defending the action, and to pay the legal fees and costs for her defense, including the appeal, which as of June 30, 2007 were approximately $275 (this was substantially expensed on the books of Summer Infant in 2006).

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

As discussed in Note 1, New Accounting Pronouncements, effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R), using the modified prospective transition method. The adoption of SFAS 123(R) resulted in share-based compensation expense for the six months ended June 30, 2007 and 2006 of approximately $191 and $0, respectively.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Because the Company’s common shares have only traded publicly since April 2005, expected volatility for the three month period ended June 30, 2007 is estimated based on an arithmetic average of the volatility of 4 publicly-traded companies that operate in Summer’s industry or sell into similar markets. Summer has insufficient history by which to estimate the expected term of the options, but used an estimate for grants of “plain vanilla” stock options based on a formula prescribed by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107. Because Summer’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

The following table summarizes the assumptions used for options granted during the six months ended June 30, 2007. There were no option grants during the six months ended June 30, 2006.

Expected life (in years)	5.0
Risk-free interest rate	4.75%
Volatility	25.0%
Dividend yield	—

A summary of the status of the Company’s options as of June 30, 2007 and changes during the six months then ended is presented below:

	Number Of Shares	Weighted Average Exercise Price
Outstanding at beginning of period	0	$—
Granted	994,400	$5.23
Canceled	—	—
Outstanding at end of period	994,400	$5.23

Options exercisable at 6/30/07	125,000	$5.25

Weighted-average fair value of options granted during the period		$5.23

The intrinsic value of options outstanding at June 30, 2007 was $0.

The fair value of options granted during the three months and six months ended June 30, 2007 was $604 and $1,214, respectively.

The following table summarizes information about stock options at June 30, 2007:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$5.25	500,000	4.5	$5.25	125,000	$5.25
$5.20	494,400	5.0	$5.20	0	$5.20

	Number Outstanding	Weighted-Average Fair Value at Grant Date	Weighted-Average Contractual Life
Non-Vested shares at December 31, 2006	0	$—
Options Granted	994,400	$1.22	5
Options Vested	(125,000)	$1.22	4.5
Options forfeited or expired	—	—
Non-Vested shares at June 30, 2007	869,400	$1.22	4.8

As of June 30, 2007, there was approximately $1,023 of unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.8 years. The total fair value of shares vested during the six months ended June 30, 2007 was $191.

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

Revenue recognition

The Company follows the guidance of the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin 104 for revenue recognition. In general, the Company records revenue when persuasive evidence of an arrangement exists, product delivery has occurred, the sales price to the customer is fixed or determinable and collect ability is reasonably assured. Sales are recorded net of provisions for returns and allowances, customer discounts and other sales related discounts. The Company bases its estimates for discounts, returns and allowances on negotiated customer terms and historical experience. These estimates are subject to variability, as actual deductions taken by customers may be different from the estimates recorded.

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

Inventory

Inventory is comprised of finished goods and is stated at the lower of cost, inclusive of freight and duty, or market (net realizable value) using the first-in, first-out (FIFO) method. Company warehousing costs are charged to expense as incurred. Inventory write-downs are recorded for damaged, obsolete or slow-moving inventory. Management uses estimates to record these write-downs based on its review of inventory by product category, including length of time on hand and estimates of future orders for each product. Changes in consumer preferences, as well as demand for products, customer buying patterns and inventory management could impact the inventory valuation.

Goodwill and Other Intangible Assets

Effective January 1, 2002, Summer adopted Financial Accounting Standards Board SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS 142 requires that goodwill and intangible assets that have indefinite useful lives no longer be subject to amortization and be tested at least annually for impairment.

Income taxes

The provision for income taxes is based on our estimated annualized effective tax rate for the year. Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, we had no unrecognized tax benefits. During the second quarter of 2007, we recognized no adjustments for uncertain tax benefits.

Deferred income tax assets are adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, it is more likely than not such benefits will be realized. We recognize interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses. No interest and penalties related to uncertain tax positions were accrued at June 30, 2007.

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

Results of Operations

Summer Infant, Inc. (formerly KBL Healthcare Acquisition Corp. II)

Consolidated Statements of Income

For the Six Months Ended June 30, 2007 and 2006

(In thousands)

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
	(Unaudited)	(Unaudited)
Net sales	$23,446	$0
Cost of goods sold	14,340	0

Gross profit	9,106	0

Operating expenses net of interest income	7,270	(443)
Income tax expense	707	201

Net income	$1,129	$242

The statement of operations for the six months ended June 30, 2006 represents the general and administrative expenses of KBL Healthcare net of interest income generated by the approximate $52,000 in cash that KBL had on its balance sheet. This cash ultimately funded the acquisition of Summer Infant. The results of operations for the six months ended June 30, 2007 represents the combined activity of KBL Healthcare from January 1, 2007 through March 6, 2007 (which represents general and administrative expenses of KBL Healthcare, net of interest income generated by the $52,000 cash balance prior to the acquisition of Summer Infant on March 6, 2007) and the activity of Summer Infant from March 6, 2007 through June 30, 2007. KBL Healthcare historically had no sales or gross profit, while Summer has both sales and gross profit, in addition to other normal operating expenses. Therefore, the amounts in the two above periods cannot be compared in a meaningful fashion.

In order to give the reader some additional information on the performance of the underlying Summer Infant operations, the following table represents the unaudited results of the Summer Infant operating company for the six months ended June 30, 2007 and June 30, 2006. This table is being presented to give the reader more information about the underlying performance of the ongoing operating company, because KBL Healthcare had no operating business in 2006.

Summer Infant, Inc. and Subsidiaries

Consolidated Statements of Income (unaudited)

For the Three and Six Months Ended June 30, 2007 and 2006

(In thousands)

	Three Months Ended June 30, 2007		Three Months Ended June 30, 2006		Six Months Ended June 30, 2007		Six Months Ended June 30, 2006
Net sales	$18,675	100.0%	$12,845	100.0%	$35,845	100.0%	$26,133	100.0%

Cost of goods sold	11,415	61.1%	7,894	61.5%	22,022	61.4%	16,254	62.2%

Gross Profit	7,260	38.9%	4,951	38.5%	13,823	38.6%	9,879	37.8%

SG&A expenses (a)	5,414	29.0%	3,787	29.4%	10,321	28.8%	7,468	28.6%

EBITDA (b)	$1,846	9.9%	$1,164	9.1%	$3,502	9.8%	$2,411	9.2%

(a)	Excluding depreciation, amortization, and stock option expense.
(b)	See non-GAAP discussion below regarding the computation of EBITDA.

Three months ended June 30, 2007 compared with three months ended June 30, 2006

Net sales increased 45% from approximately $12,845 in the three months ended June 30, 2006 to approximately $18,675 for the three months ended June 30, 2007. This sales increase was primarily attributable to increased distribution of Summer’s products throughout Summer’s customer base, plus new product introductions. Significant increases were noted in large accounts such as Babies R Us, in addition to several other new accounts which have been added over the past year.

Gross profit increased 47% from approximately $4,951 for the three months ended June 30, 2006 to approximately $7,260 for the three months ended June 30, 2007. The gross profit percentage increased to 38.9% from 38.5% in the prior year. This increase was primarily attributable to the 45% increase in net sales, combined with sales of higher margin products in 2007 and a reduction of customer returns and allowances as a percentage of sales.

Selling, general and administrative expenses increased from approximately $3,787 for the three months ended June 30, 2006 to approximately $5,414 for the three months ended June 30, 2007. This increase was primarily attributable to increases in headcount in order to build the infrastructure required to support the rapid sales increase, plus higher variable selling expenses due to the increase in sales.

EBITDA increased from approximately $1,164 for the three months ended June 30, 2006 to approximately $1,846 for the three months ended June 30, 2007, an increase of 59%. This increase was primarily attributable to the increased sales and gross profit percentage as described above.

Six months ended June 30, 2007 compared with six months ended June 30, 2006

Net sales increased 37% from approximately $26,133 in the six in the months ended June 30, 2006 to approximately $35,845 for the six months ended June 30, 2007. This sales increase was primarily attributable to increased distribution of Summer’s products throughout Summer’s customer base, plus new product introductions. Significant increases were noted in large accounts such as Babies R Us, in addition to several other new accounts which have been added over the past year.

Gross profit increased 40% from approximately $9,879 for the six months ended June 30, 2006 to approximately $13,823 for the six months ended June 30, 2007. The gross profit percentage increased to 38.6% from 37.8% in the prior year. This increase was primarily attributable to the 37% increase in net sales, combined with sales of higher margin products in 2007 and a reduction of customer returns and allowances as a percentage of sales.

Selling, general and administrative expenses increased from approximately $7,468 for the six months ended June 30, 2006 to approximately $10,321 for the six months ended June 30, 2007. This increase was primarily attributable to increases in headcount in order to build the infrastructure required to support the rapid sales increase, higher variable selling expenses due to the increase in sales, and the inclusion in 2007 of an incremental $300 in costs incurred by the Soft Goods division which started in mid 2006.

EBITDA increased from approximately $2,411 for the six months ended June 30, 2006 to approximately $3,502 for the six months ended June 30, 2007 an increase of 45%. The increase was primarily attributable to the increased sales and gross profit percentage as described above.

Liquidity and Capital Resources

Summer generally funds its operations and working capital needs through cash generated from operations and borrowings under its credit facility. In addition, the recent merger with KBL has resulted in a substantial cash infusion into Summer which has enabled it to pay down much of its existing debt.

Summer’s sales have increased significantly over the past several years. For the year ended December 31, 2003, net sales were $17.6 million. For the year ended December 31, 2006, net sales exceeded $52 million. This sales growth has led to a substantial increase in working capital requirements, specifically accounts receivable and inventory. The typical cash flow cycle is as follows:

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

Summer had traditionally been able to fund its increased working capital through asset-based lines of credit with banks. The lenders generally follow a borrowing base formula that allows advances based on the levels of accounts receivable and inventory. Summer’s current line of credit contains traditional borrowing base formulas. The merger with KBL on March 6, 2007 enabled Summer to pay down its line of credit to zero, and in addition maintain a positive cash balance of $4,211 as of June 30, 2007.

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

For the six months ended June 30, 2007, net cash used in operating activities was $1,886. This amount primarily represents the increase in accounts receivable for the period from March 6 (date of acquisition of Summer Infant) to June 30 due to increased sales during that time frame. Net cash used in investing activities was $25,192, which primarily related to the cash paid to Summer shareholders (plus deal fees) in conjunction with the acquisition of Summer that was completed on March 6. Net cash used in financing activities was $20,870, which primarily consists of the paydown of Summer’s outstanding line of credit balance of $14,992 (using the proceeds from the KBL acquisition) plus the $6,883 paid to the KBL shareholders who voted against the merger with Summer, and who therefore received cash in exchange for their shares of common stock. The net cash use for the six months ended June 30, 2007 was $47,883, which has resulted in a reduction in the cash balance from $52,094 as of December 31, 2006 to $4,211 as of June 30, 2007.

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

In July 2005, the Company entered into a revolving line of credit with a bank, which provides for borrowings based on levels of qualified accounts receivable and inventory. The line of credit is secured by all assets of the Company. The line of credit has been increased several times, and currently the maximum available credit totals $18,500. The line of credit runs through September 30, 2007; this date has been extended several times by the bank, and the Company believes that the bank will extend the line of credit beyond this date. Interest on the line of credit is payable at LIBOR plus 1.35%. There were no amounts outstanding on the Line of Credit as of June 30, 2007.

In connection with the new Line of Credit, the Company is subject to certain covenants, which require, among other things, maintenance of a minimum cash flow to debt service ratio, a total liabilities to tangible net worth ratio, and a certain level of net worth. The Company was in compliance with all covenants as of June 30, 2007.

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

The following table presents a reconciliation of the Summer stand alone EBITDA to net income, its most directly comparable GAAP financial measure, on a historical basis, for the periods presented:

Reconciliation of unaudited EBITDA, as adjusted, to Net Income (In thousands)

	Six Months Ended June 30
	2007	2006
Net income- Summer stand alone results (pro forma)	$1,659	$1,015
Income taxes (assuming 6 months as a C corp)	1,106	677
Non cash stock option expense	191	0
Interest expense (income)	(84)	405
Depreciation and amortization	630	314

EBITDA- Summer stand alone results (pro forma)	$3,502	$2,411

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R ) (revised in 2004), “Share Based Payment” (“SFAS 123(R)”), which revised SFAS No. 123, “Accounting for Stock-Based Compensation”, and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires the recognition of stock-based compensation expense in the financial statements. Effective January 1, 2006, the Company adopted SFAS No. 123(R). The implementation of SFAS 123(R) resulted in an expense of approximately $191 in the consolidated statements of income for the six month period ended June 30, 2007. The Company used the Black-Scholes option pricing model to measure the estimated fair value of the options granted.

In June 2005, the FASB issued Statement of Financial Accounting Standards No. 154, (“SFAS 154”), “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20,” “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting a change in accounting principle. SFAS 154 requires the retrospective application to prior periods’ financial statements of the direct effect of a voluntary change in accounting principle unless it is impracticable. APB No. 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. The Company has adopted the provisions of SFAS 154 and does not expect any material effect on its results of operations or financial position.

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. This was adopted effective January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no adjustments in uncertain tax benefits. As of June 30, 2007, the Company has $0 of accrued interest related to uncertain tax positions.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Summer’s exposure to market risk is limited to foreign currency exchange risk associated with Summer’s foreign operations.

As of June 30, 2007 Summer does not have any outstanding accounts on credit facilities that have a fluctuating interest rate. In June 2007 Summer entered into an interest rate swap agreement which fixed the interest on the $4,000 building loan at 7.06%.

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

ITEM 4.	Controls and Procedures.

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15e under the Securities Exchange Act of 1934). Based upon that evaluation, the principal executive officer and principal financial officer have concluded that, as of June 30, 2007, our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In August 2006, Dorel Juvenile Group, Inc. (“Dorel”) filed a complaint in the United States District Court for the Southern District of Indiana against Lois DiMartinis, a current employee of Summer, claiming, among other things, that she breached her non-disclosure obligations by taking confidential information with her when departing employment from Dorel, and that she would inevitably disclose confidential information in the course of performing duties for her new employer, Summer. Dorel, in its complaint, accused Summer of engaging in a pattern of hiring employees from Dorel for the purpose of obtaining Dorel’s confidential information for use in Summer’s product designs and business. On October 20, 2006, the court denied Dorel’s motion for preliminary injunction, finding that Dorel was not reasonably likely to succeed on the merits of its case. On June 1, 2007, briefs were filed and oral arguments were heard by the Appellate Court in Indiana. As of June 30, 2007, the Appellate Court has not issued its decision. Summer agreed to provide Ms. DiMartinis legal counsel for defending the action, and to pay the legal fees and costs for her defense, including the appeal, which as of June 30, 2007 were approximately $275 (this was substantially expensed in 2006).

ITEM 1A.	Risk Factors

There have been no material changes pertaining to risk factors that were provided in the Current Report on Form 8K filed on March 12, 2007.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer of Summer Infant, Inc.

32.2	Section 1350 Certification of Chief Financial Officer of Summer Infant, Inc.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Summer Infant, Inc.

August 10, 2007

/s/ Jason Macari
Jason Macari
Chief Executive Officer

August 10, 2007

/s/ Joseph Driscoll
Joseph Driscoll
Chief Financial Officer