Form 10-Q
period 2007-09-30
Summer Infant, Inc.
filed 2007-11-13
CIK 1314772

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
Of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

Summer Infant, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Commission file number 000-51228

Delaware (State of Incorporation or Organization)	20-1994619 IRS Employer Identification Number
1275 Park East Drive Woonsocket, RI 02895 (Address of principal executive offices)	(401) 671-6550 (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.    Yes ☒ No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☐                Accelerated filer ☐                Non-accelerated filer ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

        As of November 3, 2007, there were 13,907,892 shares outstanding of the registrant's Common Stock, $.0001 per value per share.

Summer Infant, Inc.
Form 10-Q
Table of Contents

Summer Infant, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

Note that all dollar amounts presented in the table below are in thousands of U.S. dollars except share amounts and par value per share.

	Unaudited September 30, 2007	December 31, 2006
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$1,307	$52,094
Trade Receivables	18,886	0
Inventory (principally finished goods)	14,833	0
Prepaids and other current assets	1,057	43

TOTAL CURRENT ASSETS	36,083	52,137
Property and Equipment, net	8,953	5
Goodwill and other intangible assets	39,273	0
Other Assets, net	509	966

TOTAL ASSETS	$84,818	$53,108

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable and Accrued Expenses	$13,186	$1,666
Current Portion of Long Term Liabilities	253	0

TOTAL CURRENT LIABILITIES	13,439	1,666
Long term liabilities, less current portion	4,018	0

TOTAL LIABILITIES	17,457	1,666
STOCKHOLDERS' EQUITY
Common Stock $.0001 par value, issued and outstanding 13,907,892 and 11,200,000	1	1
Additional Paid in Capital	64,042	50,461
Retained Earnings	3,169	980
Accumulated other comprehensive income	149	0

TOTAL STOCKHOLDERS' EQUITY	67,361	51,442

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$84,818	$53,108

See notes to condensed consolidated financial statements

Summer Infant, Inc. and Subsidiaries
Condensed Consolidated Statements of Income

Note that all dollar amounts presented in the table below are in thousands of U.S. dollars except share and per share amounts.

	Unaudited For the three months ended		Unaudited For the nine months ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Net revenues	$21,198	$0	$44,644	$0
Cost of goods sold	13,224	0	27,564	0

Gross profit	7,974	0	17,080	0
Selling, general and administrative expenses(a)	5,807	153	13,197	469
Depreciation and amortization	372	0	804	0

Net operating income (loss)	1,795	(153)	3,079	(469)
Interest income, (expense) net	(78)	344	474	1,103

Income before provision for income taxes	1,717	191	3,553	634
Income tax expense	657	69	1,364	132

Net income	$1,060	$122	$2,189	$502
Net income per share—basic	$0.08	$0.01	$0.17	$0.04
Weighted average shares outstanding—basic	13,907,892	11,200,000	13,263,000	11,200,000
Net income per share—diluted	$0.08	$0.01	$0.17	$0.04
Weighted average shares outstanding—diluted	13,907,892	11,200,000	13,263,000	11,200,000

(a)
Includes non-cash stock option compensation expense of $90 and $281 for the three months and nine months ended September 30, 2007, respectively.

See notes to condensed consolidated financial statements

Summer Infant, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

Note that all dollar amounts presented in the attached table are in thousands of U.S. dollars.

	Unaudited For the nine months ended
	September 30, 2007	September 30, 2006
	(In thousands of dollars)
Cash flows from operating activities:
Net income	$2,189	$502
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	804	1
Non cash stock option expense	281	—
Changes in assets and liabilities net of effects of acquisition:
Increase in accounts receivable	(6,706)	0
Increase in inventory	(4,716)	0
Increase in accounts payable and accrued expenses	4,436	525
Increase in prepaids and other assets	(218)	(1,627)

Net cash used in operating activities	(3,930)	(599)

Cash flows from investing activities:
Acquisitions of property and equipment	(2,876)	(2)
Payment of Deferred Acquisition costs		(25)
Acquisition of Summer Infant, Inc. net of cash acquired of $867	(23,361)	0

Net cash used in investing activities	(26,237)	(27)

Cash flows from financing activities:
Net repayments on line of credit	(14,992)	0
Net borrowings on note payable and other debt	1,106	0
Redemptions of common stock	(6,883)	—

Net cash used in financing activities	(20,769)	0

Effect on exchange rate changes on cash and cash equivalents	149	0

Net decrease in cash and cash equivalents	(50,787)	(626)
Cash and cash equivalents at beginning of period	52,094	649

Cash and cash equivalents at end of period	$1,307	$23

Non cash investing activities:
Issuance of common stock in conjunction with the acquisition of Summer Infant, Inc.	20,563

See notes to condensed consolidated financial statements

SUMMER INFANT, INC. AND SUBSIDIAIRES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note that all dollar amounts presented in the attached footnotes are in thousands of U.S. dollars except share amounts.

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The accompanying interim condensed consolidated financial statements of the Company are unaudited, but in the opinion of management, reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results for the interim periods. Accordingly, they do not include all information and notes required by generally accepted accounting principles for complete financial statements. The results of operations for interim periods are not necessarily indicative of results to be expected for the entire fiscal year or any other period. The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes for the year ended December 31, 2006 filed on Form 8-K on March 12, 2007.

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

Acquisition of Summer Infant, Inc. by KBL Healthcare Acquisition Corp. II

        On March 6, 2007, under an Agreement and Plans of Reorganization, dated as of September 1, 2006 ("Acquisition Agreement"), KBL Healthcare Acquisition Corp. II ("KBL"), and its wholly owned subsidiary, SII Acquisition Corp. ("Acquisition Sub"), consummated a transaction by which (i) Summer Infant, Inc. ("SII") was merged with and into Acquisition Sub and (ii) all of the outstanding capital stock of each of Summer Infant Europe, Limited ("SIE") and Summer Infant Asia, Ltd. ("SIA" and, collectively, with SII and SIE, the "Targets") was acquired directly by KBL. As used in this Report, the term "Summer" includes each of the Targets. As used in this Report, the term "Company" means the registrant on a post-acquisition basis. On March 7, 2007, the securities of the Company commenced listing on the Nasdaq Capital Market under the symbols SUMR (common stock), SUMRW (warrants) and SUMRU (units).

        Effective upon closing, the Company changed its name to Summer Infant, Inc. and SII changed its name to Summer Infant (USA), Inc. Thus, the Company is now a holding company called Summer Infant, Inc. operating through its wholly-owned subsidiaries, Summer Infant (USA), Inc., Summer Infant Europe, Limited, and Summer Infant Asia, Ltd.

        At the closing of the acquisition, the Summer stockholders received from the Company an aggregate of $20,000 cash and 3,916,667 shares of Company common stock ("Transaction Shares"). The Summer stockholders also will be entitled to receive up to an additional aggregate of 2,500,000 shares of Company common stock ("Contingent Shares") in the event that the last sales price of Company common stock is equal to or exceeds $8.50 on any twenty (20) trading days during any thirty (30) consecutive trading day period commencing on the three-month anniversary of the closing of the acquisition and ending on April 20, 2009. The Summer stockholders also are entitled to receive cash payments equal to 50% of the difference between actual EBITDA (as defined in the Acquisition Agreement) for the years ended or ending December 31, 2006, 2007 and 2008 and prescribed EBITDA benchmarks for each of those years of $4,200, $10,000 and $15,000 respectively. These cash payments shall not exceed $5,000 in the aggregate for the three years. For the year ended December 31, 2006, the additional amount earned based on EBITDA was $234, which was paid in 2007.

        Holders of 1,208,775 shares of common stock voted against the acquisition and elected to convert their shares into a pro rata portion of the trust fund (approximately $5.69 per share or an aggregate of approximately $6,900). After giving effect to the (i) issuance of shares of common stock in the acquisition and (ii) conversion of shares, there are currently 13,907,892 shares of the Company's common stock outstanding.

        In connection with the consummation of the acquisition, the board of directors of the Company has been increased to seven members. The board includes two persons who were designated by the Summer stockholders, which designees are Jason P. Macari and Steven Gibree, and two persons who were designated by certain stockholders of the Company ("Founding Company Holders"), which designees are Dr. Marlene Krauss and Martin Fogelman. The other three members of the board, Myra Hart, Robert Stebenne and Richard Wenz, were mutually designated by the Summer stockholders and the Founding Company Holders. The Summer stockholders, on the one hand, and the Founding Company Holders, on the other hand, have entered into a voting agreement pursuant to which they have agreed to vote for the other's designees to the board of directors of the Company through the annual meeting of the stockholders of the Company to be held in 2009.

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

Nature of Operations and Basis of Presentation

        The Statement of Operations for the nine months ended September 30, 2007 consists of the period from March 6, 2007 through September 30, 2007 for Summer plus the full nine months of results of KBL. The acquisition of Summer by KBL occurred on March 6, 2007, and therefore the results of Summer are included from that date forward. The interim financial information as of September 30, 2007, and for the three months then ended, is unaudited and has been prepared on the same basis as the audited financial statements as of December 31, 2006. In the opinion of management, such unaudited financial information includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim information. Operating results for the nine months ended September 30, 2007, are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. The audited balance sheet as of December 31, 2006 reflects the balance sheet of KBL on a stand alone basis on that date.

        All significant intercompany accounts and transactions have been eliminated in the combined financial statements.

Goodwill and Other Intangible Assets

        The Company accounts for Goodwill in accordance with Financial Accounting Standards Board SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 142 requires that goodwill and intangible assets that have indefinite useful lives no longer be subject to amortization and be tested at least annually for impairment.

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

Pro Forma Consolidated Statements of Income
For the Three and Nine Months Ending September 30, 2007 and 2006
(In Thousands)

	Three Months September 30, 2007	Three Months September 30, 2006	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Net sales	$21,198	$13,680	$57,043	$39,813
Cost of goods sold	13,224	8,258	35,246	24,512

Gross Profit	7,974	5,422	21,797	15,301
Operating expenses
Net of interest income	6,257	3,859	17,314	12,046
Income tax expense	657	625	1,793	1,302

Net income	$1,060	$938	$2,690	$1,953

Income taxes

        The provision for income taxes is based on the Company's estimated annualized effective tax rate for the year.

        Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109." FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a "more-likely-than-not" recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, the Company had no unrecognized tax benefits. During the third quarter of 2007, the Company recognized no adjustments for uncertain tax benefits.

        Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence; it is more likely than not such benefits will be realized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses. No interest and penalties related to uncertain tax positions were accrued at September 30, 2007.

        The tax years 2004 through 2006 remain open to examination by the major taxing jurisdictions in which the Company operates. The Company expects no material changes to unrecognized tax positions within the next twelve months.

Translation of Foreign Currencies

        The assets and liabilities of the Company's European and Asian operations have been translated into U.S. dollars at quarter-end exchange rates. All assets and liabilities of the Company's foreign affiliates are translated into U.S. dollars at the exchange rate in effect at the end of the year and the income and expense accounts of these affiliates have been translated at average rates prevailing during each respective year. Resulting translation adjustments are made to a separate component of stockholders' equity within accumulated other comprehensive income.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Net Income Per Share

        Basic earnings per share for the Company is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. The shares used in computing diluted earnings per share include 0 equivalent shares from warrants since they were anti-dilutive. Options to purchase 975,200 shares of the Company's common stock were not included in the calculation, due to the fact that these options were anti-dilutive for the period ended September 30, 2007.

New Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R) (revised in 2004), "Share Based Payment" ("SFAS 123(R)"), which revised SFAS No. 123, "Accounting for Stock-Based Compensation", and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123(R) requires the recognition of stock-based compensation expense in the financial statements. Effective January 1, 2006, the Company adopted SFAS No. 123(R). The implementation of SFAS 123(R) resulted in an expense of approximately $281 in the consolidated statements of income for the nine month period ended September 30, 2007. There were no options granted during the nine month period ended September 30, 2006. The Company used the Black-Scholes option pricing model to measure the estimated fair value of the options granted.

        In June of 2005, the FASB issued Statement of Financial Accounting Standards No. 154 ("SFAS 154"), "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20," "Accounting Changes" and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting a change in accounting principle. SFAS 154 requires the retrospective application to prior periods' financial statements of the direct effect of a voluntary change in accounting principle unless it is impracticable. APB No. 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. The Company has adopted the provisions of SFAS 154 and does not expect any material effect on its results of operations or financial position.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, and accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 157 on its consolidated financial statements.

        The Company does not believe that any other recently issued, but not yet effective accounting standards will have a material effect on the Company's consolidated financial position, results of operations, or cash flows.

2.     LOAN PAYABLE

        As of September 30, 2007, the Company had an outstanding term loan of $4,000 related to the construction of its new corporate headquarters/distribution center. The interest rate has been fixed at 7.06%, and the building is the collateral for the note. Aggregate maturities of long term debt related to this note are as follows:

Three months ended December 31, 2007	$32
Year ending December 31, 2008	$98
2009	$106
2010	$113
2011	$122
2012	$131
Thereafter	$3,376

3.     LINE OF CREDIT

        In July 2005, the Company entered into a revolving line of credit with a bank, which provides for borrowings based on levels of qualified accounts receivable and inventory. The line of credit is secured by all assets of the Company. The line of credit was recently extended through June 30, 2009, and the maximum borrowings were increased to $22,000. This date has been extended several times by the bank, and the Company believes that the bank will extend the line of credit beyond this date. Interest on the line of credit is payable at LIBOR plus 1.25%. There were no amounts outstanding on the Line of Credit as of September 30, 2007.

        In connection with the Line of Credit, the Company is subject to certain covenants, which require, among other things, total liabilities to tangible net worth ratio as well as a certain level of net worth. The Company was in compliance with all covenants as of September 30, 2007.

4.     COMMITMENTS AND CONTINGENCIES

        The Company is involved in various claims and legal actions arising in the ordinary course of business. Management is of the opinion that the ultimate outcome of these matters would not have a material adverse impact on the financial position of the Company or the results of its operations.

        In August 2006, Dorel Juvenile Group, Inc. ("Dorel") filed a complaint in the United States District Court for the Southern District of Indiana against Lois DiMartinis, a current employee of Summer, claiming, among other things, that she breached her non-disclosure obligations by taking confidential information with her when departing employment from Dorel, and that she would inevitably disclose confidential information in the course of performing duties for her new employer, Summer. Dorel, in its complaint, accused Summer of engaging in a pattern of hiring employees from Dorel for the purpose of obtaining Dorel's confidential information for use in Summer's product designs and business. On October 20, 2006, the court denied Dorel's motion for preliminary injunction, finding that Dorel was not reasonably likely to succeed on the merits of its case. Dorel has appealed the court's decision. As of September 30, 2007, appeal briefs have been filed by both parties, and oral arguments have not been scheduled as of this time. Summer agreed to provide Ms. DiMartinis legal counsel for defending the action, and to pay the legal fees and costs for her defense, including the appeal, which as of September 30, 2007 were approximately $275 (this was substantially expensed on the books of Summer Infant in 2006).

5.     STOCK OPTIONS

        Summer has granted stock options under its 2006 Performance Equity Plan ("2006 Plan"). Under the 2006 Plan, awards may be granted to participants in the form of Non-Qualified Stock Options,

Incentive Stock Options, Restricted Stock, Deferred Stock, Stock Reload Options and other stock-based awards. Subject to the provisions of the plan, awards may be granted to employees, officers, directors, advisors and consultants who are deemed to have rendered or are able to render significant services to us or our subsidiaries and who are deemed to have contributed or to have the potential to contribute to our success. Incentive stock options may only be awarded to individuals who are our employees at the time of grant.

        As discussed in Note 1, Summary of Significant Accounting Policies—New Accounting Pronouncements, effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R), using the modified prospective transition method. The adoption of SFAS 123(R) resulted in share-based compensation expense for the nine months ended September 30, 2007 and 2006 of approximately $281 and $0, respectively.

        The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Because the Company's common shares have only traded publicly since April 2005, expected volatility for the three month period ended September 30, 2007 is estimated based on an arithmetic average of the volatility of 4 publicly-traded companies that operate in Summer's industry or sell into similar markets. Summer has insufficient history by which to estimate the expected term of the options, but used an estimate for grants of "plain vanilla" stock options based on a formula prescribed by the Securities and Exchange Commission's Staff Accounting Bulletin No. 107. Because Summer's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

        The following table summarizes the assumptions used for options granted during the nine months ended September 30, 2007. There were no option grants during the nine months ended September 30, 2006.

Expected life (in years)	5.0
Risk-free interest rate	4.75%
Volatility	25.0%
Dividend yield	—

        A summary of the status of the Company's options as of September 30, 2007 and changes during the nine months then ended is presented below:

	Number Of Shares	Weighted-Average Exercise Price
Outstanding at beginning of period	0	$—
Granted	994,400	$5.23
Canceled	(19,200)	$5.20
Outstanding at end of period	975,200	$5.23

Options exercisable at 9/30/07	125,000	$5.25

Weighted-average fair value of options granted during the period		$5.23

        The intrinsic value of options outstanding at September 30, 2007 was $0.

        The fair value of options granted during the three months and nine months ended September 30, 2007 was $0 and $1,214, respectively.

        The following table summarizes information about stock options at September 30, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$5.25	500,000	4.5	$5.25	125,000	$5.25
$5.20	475,200	5.0	$5.20	0	$5.20
	Number Outstanding	Weighted-Average Fair Value at Grant Date	Weighted-Average Contractual Life
Non-Vested shares at December 31, 2006	0	$—
Options Granted	994,400	$1.22	5.0
Options Vested	(125,000)	$1.22	4.5
Options forfeited	(19,200)	1.22	5.0
Non-Vested shares at September 30, 2007	850,200	$1.22	4.8

        As of September 30, 2007, there was approximately $933 of unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.8 years. The total fair value of shares vested during the nine months ended September 30, 2007 was $281.

6.     WARRANTS

        The Company has 18,400,000 redeemable common stock purchase warrants (the "Warrants") outstanding at September 30, 2007. Each Warrant entitles the holder to purchase one share of common stock at an exercise price of $5.00 per share; the Warrants expire in April 2009. The Warrants are redeemable at a price of $0.01 per Warrant, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period. On October 9, 2007, the Company made a tender offer to all warrant holders to repurchase each warrant for $1.00. The warrant holders only had until November 8, 2007 to either accept or reject the tender offer. The total number of warrants redeemed was 14,766,047; therefore, in November the Company used a combination of cash on hand plus amounts available under its line of credit to fund the redemption at $1.00 per warrant. The current number of warrants outstanding after the redemptions is 3,633,953. The amount to be paid to the warrant holders who tendered their warrants will be charged to additional paid in capital.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information contained in this section has been derived from Summer's consolidated financial statements and should be read together with the consolidated financial statements and related notes included elsewhere in this filing.

        The following discussion is intended to assist in the assessment of significant changes and trends related to the results of operations and financial condition of Summer Infant, Inc. This discussion and analysis should be read in conjunction with Summer's consolidated financial statements and notes thereto included herein. Summer's business has grown organically in all of its markets. Summer derives its revenues from the sale of health, safety and wellness products for infants and toddlers. Summer's revenue is driven by its ability to design and market desirable products, identify business opportunities and secure new and renew existing distribution channels. Summer's income from operations is derived from its ability to generate revenue and collect cash in excess of labor and other costs of providing its products and selling, general and administrative costs.

  Summary of critical accounting policies and estimates

        This summary of critical accounting policies of Summer is presented to assist in understanding Summer's consolidated financial statements. The consolidated financial statements and notes are representations of Summer's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the consolidated financial statements.

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

  Revenue recognition

        The Company follows the guidance of the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin 104 for revenue recognition. In general, the Company records revenue when persuasive evidence of an arrangement exists, product delivery has occurred, the sales price to the customer is fixed or determinable and collect ability is reasonably assured. Sales are recorded net of provisions for returns and allowances, customer discounts and other sales related discounts. The Company bases its estimates for discounts, returns and allowances on negotiated customer terms and historical experience. These estimates are subject to variability, as actual deductions taken by customers may be different from the estimates recorded.

        Sales incentives or other consideration given by the Company to customers that are considered adjustments of the selling price of its products, such as allowances and product placement fees, are reflected as reductions of revenue. Sales incentives and other consideration that represent costs incurred by the Company for assets or services received, such as the appearance of the Company's products in a customer's national circular ad, are reflected as selling and marketing expenses in the accompanying statements of income.

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

  Goodwill and Other Intangible Assets

        Effective January 1, 2002, Summer adopted Financial Accounting Standards Board SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 142 requires that goodwill and intangible assets that have indefinite useful lives no longer be subject to amortization and be tested at least annually for impairment.

  Income taxes

        The provision for income taxes is based on our estimated annualized effective tax rate for the year. Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109." FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a "more-likely-than-not" recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, we had no unrecognized tax benefits. During the third quarter of 2007, we recognized no adjustments for uncertain tax benefits.

        Deferred income tax assets are adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence; it is more likely than not such benefits will be realized. We recognize interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses. No interest and penalties related to uncertain tax positions were accrued at September 30, 2007.

        The tax years 2004 through 2006 remain open to examination by the major taxing jurisdictions in which we operate. We expect no material changes to unrecognized tax positions within the next twelve months.

  Translation of foreign currencies

        The assets and liabilities of the European and Asian operations have been translated into U.S. dollars at quarter-end exchange rates. The income and expense accounts of the European and Asian operations have been translated at average rates prevailing during each respective year. Resulting translation adjustments are made to a separate component of stockholders' equity within accumulated other comprehensive income.

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

  Product liability and warranty reserves

        Summer maintains insurance to protect against product liability claims. Premiums are charged to expense during the period of coverage. In the normal course of business, Summer may offer warranties on certain of its products, generally limited to product replacement. A reserve would be recorded if the Company's experience (including industry data) showed that there was a material exposure related to certain types of products. This experience would include looking at actual claims experience and other factors to the extent Summer establishes that a material liability exists; a reserve is established and would be included in accrued liabilities. The levels of reserves could vary based on actual claims experience in the future.

  Other use of estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Company Overview

        Summer is a designer, marketer, and distributor of branded juvenile health, safety and wellness products which are sold principally to large North American and UK retailers. Summer currently has more than 70 proprietary products in various product categories including nursery audio/video monitors, safety gates, durable bath products, bed rails, infant thermometers and related health and safety products, booster and potty seats and bouncers.

        Summer's strategy is to grow its sales through a variety of methods, including:

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

        Summer has been able to grow its annual revenues by approximately $50 from 2001 to 2006 through a combination of all of the above factors. Each year it has been able to expand the number of products into its main distribution channel, mass merchant retailers, and has also added new customers each year. Therefore, even without new product introductions, Summer could grow its business by simply selling more of its existing product line to existing customers.

        For 2007 and beyond, the growth strategy of Summer will be to continue to develop and sell new products to its existing customer base, sell new and existing products to new customers (or expand relationships with existing customers), to begin to sell products from its soft goods product line, and to expand in the UK and in other geographic regions (including Japan, Mexico and Australia, among others). In addition, there are a number of potential acquisition candidates that could be pursued in order to obtain new innovative products, new product categories, new retail customers or new sales territories. There are approximately 400 active juvenile product companies, of which approximately 300 have less than $10 million in sales. In addition, there are various product categories that Summer does not currently compete in, including car seats, high chairs, walkers, nursery care, and other categories. Summer may look to develop its own products in these categories or attempt to gain entrance into these categories through acquisitions.

        As Summer continues to grow through internal initiatives and any future acquisitions, it will incur additional expenses. Two of the key areas in which such increased expenses will likely occur are sales and product development. In order to grow sales, Summer will likely hire additional sales personnel to service new geographic territories, focus existing resources on specific parts of the United States market and retain product line specialists to drive sales of new and existing products in specific areas in which Summer believes it can readily increase sales. Product development expenses will increase as Summer develops new products in existing and new categories. If Summer were to acquire one or more companies as part of its growth strategy, it would face various challenges such as the integration of the acquired companies' product lines, employees, marketing requirements and information systems. Ongoing infrastructure investment also may be required to support realized growth, including expenditures with respect to upgraded and expanded information systems and enhancing the company's management team.

  Sales

        Summer's sales are primarily derived from the sale of juvenile health, safety and wellness products and are recognized upon transfer of title of product to Summer's customers. Summer's products are marketed through several distribution channels including chain retailers, specialty retailers and direct to consumers.

        Approximately 90% of sales are currently made to customers in North America, with the remaining 10% made to customers in the UK. Sales are made utilizing standard credit terms of 30 to 60 days. Summer generally accept returns only for defective merchandise.

  Cost of goods sold and other expenses

        Summer's products are manufactured by third parties, with approximately 80-85% of the dollar value of products being manufactured in China and the majority of the balance being manufactured in

Massachusetts. Cost of goods sold primarily represents purchases of finished products from these third party manufacturers. The remainder of Summer's cost of goods sold includes duties on certain imported items, freight-in from suppliers and miscellaneous charges from contract manufacturers. Substantially all of Summer's purchases are made in US dollars, therefore most of this activity is not subject to currency fluctuations. If Summer's suppliers experience increased raw materials, labor or other costs and pass along such cost increases through higher prices for finished goods, Summer's cost of sales would increase, and to the extent we are unable to pass such price increases along to Summer's customers, Summer's gross margins would decrease.

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

        There are not significant variations in seasonal demand for Summer's products. Sales to its retail customers are generally higher in the time frame when retailers take initial shipments of new products; these orders usually incorporate enough product to fill each store plus additional amounts to be kept at the customer's distribution center. The timing of these initial shipments varies by customer depending on when they finalize store layouts for the upcoming year, and whether there are any mid-year product introductions.

Results of Operations

Summer Infant, Inc. (formerly KBL Healthcare Acquisition Corp. II)
Consolidated Statements of Income
For the Nine Months Ending September 30, 2007 and 2006
(In thousands)

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
	(Unaudited)	(Unaudited)
Net sales	$44,644	$0
Cost of goods sold	27,564	0

Gross profit	17,080	0
Operating expenses net of interest income	13,527	(634)
Income tax expense	1,364	132

Net income	$2,189	$502

        The results of operations for the nine months ended September 30, 2006 represents the general and administrative expenses of KBL Healthcare net of interest income generated by the approximate $52,000 in cash that KBL had on its balance sheet. This cash ultimately funded the acquisition of Summer Infant. The results of operations for the nine months ended September 30, 2007 represents the combined activity of KBL Healthcare from January 1, 2007 through March 6, 2007 (which represents general and administrative expenses of KBL Healthcare, net of interest income generated by the $52,000 cash balance prior to the acquisition of Summer Infant on March 6, 2007) and the activity of Summer Infant from March 6, 2007 through September 30, 2007. KBL Healthcare historically had no sales or gross profit, while Summer has both sales and gross profit, in addition to other normal operating expenses. Therefore, the amounts in the two above periods cannot be compared in a meaningful fashion.

        In order to give the reader some additional information on the performance of the underlying Summer Infant operations, the following table represents the unaudited results of the Summer Infant operating company for the three months and nine months ended September 30, 2007 and September 30, 2006. This table is being presented to give the reader more information about the underlying performance of the ongoing operating company, because KBL Healthcare had no operating business in 2006.

Summer Infant, Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)
For the Three and Nine Months Ending September 30, 2007 and 2006
(In thousands)

	Three Months Ended September 30, 2007		Three Months Ended September 30, 2006		Nine Months Ended September 30, 2007		Nine Months Ended September 30, 2006
					Unaudited		Unaudited
Net sales	$21,198	100.0%	$13,680	100.0%	$57,043	100.0%	$39,813	100.0%
Cost of goods sold	13,224	62.4%	8,258	60.4%	35,246	61.8%	24,512	61.6%

Gross Profit	7,974	37.6%	5,422	39.6%	21,797	38.2%	15,301	38.4%
SG&A expenses(a)	5,717	27.0%	4,089	29.9%	16,038	28.1%	11,557	29.0%

EBITDA(b)	$2,257	10.6%	$1,333	9.7%	$5,759	10.1%	$3,744	9.4%

(a)
Excluding depreciation, amortization, and stock option expense.

(b)
See non-GAAP discussion below regarding the computation of EBITDA.

  Three months ended September 30, 2007 compared with three months ended September 30, 2006

        Net sales increased 55% from approximately $13,680 in the three months ended September 30, 2006 to approximately $21,198 for the three months ended September 30, 2007. This sales increase was primarily attributable to increased distribution of Summer's products throughout Summer's customer base, plus new product introductions. Significant increases were noted in large accounts such as Babies R Us, in addition to several other new accounts which have been added over the past year.

        Gross profit increased 47% from approximately $5,422 for the three months ended September 30, 2006 to approximately $7,974 for the three months ended September 30, 2007. The gross profit decreased to 37.6% from 39.6% in the prior year, primarily due to a change in product mix plus cost increases from suppliers.

        Selling, general and administrative expenses increased from approximately $4,089 for the three months ended September 30, 2006 to approximately $5,717 for the three months ended September 30, 2007. This increase was primarily attributable to increases in headcount in order to build the infrastructure required to support the rapid sales increase, plus higher variable selling expenses due to the increase in sales. The percentage of sales for SG&A expenses improved from 29.9% in the three months ended Sept 30, 2006 to 27.0% in the three months ended September 30, 2007.

        EBITDA increased from approximately $1,333 for the three months ended September 30, 2006 to approximately $2,257 for the three months ended September 30, 2007, an increase of 69%. This increase was primarily attributable to the increased sales as described above.

  Nine months ended September 30, 2007 compared with nine months ended September 30, 2006

        Net sales increased 43% from approximately $39,813 in the nine months ended September 30, 2006 to approximately $57,043 for the nine months ended September 30, 2007. This sales increase was primarily attributable to increased distribution of Summer's products throughout Summer's customer base, plus new product introductions. Significant increases were noted in large accounts such as Babies R Us, in addition to several other new accounts which have been added over the past year.

        Gross profit increased 42% from approximately $15,301 for the nine months ended September 30, 2006 to approximately $21,797 for the nine months ended September 30, 2007; primarily due to the 43% sales increase.

        Selling, general and administrative expenses increased from approximately $11,557 for the nine months ended September 30, 2006 to approximately $16,038 for the nine months ended September 30, 2007. This increase was primarily attributable to increases in headcount in order to build the infrastructure required to support the rapid sales increase and higher variable selling expenses due to the increase in sales.

        EBITDA increased from approximately $3,744 for the nine months ended September 30, 2006 to approximately $5,759 for the nine months ended September 30, 2007, an increase of 54%. The increase was primarily attributable to the increased sales as described above.

Liquidity and Capital Resources

        Summer generally funds its operations and working capital needs through cash generated from operations and borrowings under its credit facility. In addition, the recent merger with KBL has resulted in a substantial cash infusion into Summer which has enabled it to pay down much of its existing debt.

        Summer's sales have increased significantly over the past several years. For the year ended December 31, 2003, net sales were $17.6 million. For the year ended December 31, 2006, net sales exceeded $52 million. This sales growth has led to a substantial increase in working capital requirements, specifically accounts receivable and inventory. The typical cash flow cycle is as follows:

  •
  Inventory is purchased to meet expected demand plus a safety stock. Since the majority of Summer's vendors are based in Asia, inventory takes from four to six weeks to arrive from Asia to the various distribution points Summer maintains in the U.S. and the UK. Payment terms for these vendors average 60 days from the date the product ships from Asia, therefore Summer is generally paying for the product a short time after it is physically received in the U.S. The increased sales Summer has experienced result in increased levels of inventory, and therefore an increase in the amount of cash required to fund its inventory level.

  •
  Sales to customers generally have payment terms of 30 to 60 days. The increased sales have resulted in an increase in the level of accounts receivable, and therefore have increased the amount of cash required to fund working capital.

        Summer had traditionally been able to fund its increased working capital through asset-based lines of credit with banks. The lenders generally follow a borrowing base formula that allows advances based on the levels of accounts receivable and inventory. Summer's current line of credit contains traditional borrowing base formulas. The merger with KBL on March 6, 2007 enabled Summer to pay down its line of credit to zero, and in addition maintain a positive cash balance of $1,307 as of September 30, 2007.

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

        For the nine months ended September 30, 2007, net cash used in operating activities was $3,930. This amount primarily represents the increase in accounts receivable for the period from March 6 (date of acquisition of Summer Infant) to September 30 due to increased sales during that time frame. Net cash used in investing activities was $26,237, which primarily related to the cash paid to Summer shareholders (plus deal fees) in conjunction with the acquisition of Summer that was completed on March 6. Net cash used in financing activities was $20,769 which primarily consists of the paydown of Summer's outstanding line of credit balance of $14,992 (using the proceeds from the KBL acquisition) plus the $6,883 paid to the KBL shareholders who voted against the merger with Summer, and who therefore received cash in exchange for their shares of common stock. The net cash use for the nine months ended September 30, 2007 was $50,787, which has resulted in a reduction in the cash balance from $52,094 as of December 31, 2006 to $1,307 as of September 30, 2007.

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

        Summer's strategy for funding its business going forward is a combination of the following: increased profitability; increased borrowing lines as required with traditional lenders (asset-based); and utilization of the proceeds available from the business combination with KBL to fund its business as well as potential acquisitions. This liquidity could potentially be used to pay off the existing building debt of Summer; fund working capital increases going forward; acquire other businesses; pay dividends; or repurchase KBL common stock or warrants.

        In July 2005, the Company entered into a revolving line of credit with a bank, which provides for borrowings based on levels of qualified accounts receivable and inventory. The line of credit is secured by all assets of the Company. The line of credit has been increased several times, and currently the maximum available credit totals $22,000. The line of credit runs through June 30, 2009; this date has been extended several times by the bank, and the Company believes that the bank will extend the line of credit beyond this date. Interest on the line of credit is payable at LIBOR plus 1.25%. There were no amounts outstanding on the Line of Credit as of September 30, 2007.

        In connection with the new Line of Credit, the Company is subject to certain covenants, which require, among other things, maintenance of total liabilities to tangible net worth ratio as well as a certain level of net worth. The Company was in compliance with all covenants as of September 30, 2007.

        We believe that Summer's cash flows from operations, cash on hand, funds from the business combination with KBL, and available borrowings will be sufficient to meet Summer's working capital and capital expenditure requirements and provide us with adequate liquidity to meet anticipated operating needs for at least the next 12 months. Summer's cash requirements for the period beyond that are expected to be met by a combination of the cash proceeds from the business combination with KBL plus continued use of bank facilities to meet working capital requirements.

Non-GAAP Discussion

        In addition to its GAAP results, Summer considers non-GAAP measures of its performance. EBITDA, as defined below, is an important supplemental financial measure of Summer's performance that is not required by, or presented in accordance with, GAAP. EBITDA represents net income (loss)

before income taxes, minority interest in net income of affiliates, interest expense, and depreciation and amortization. Summer's management uses EBITDA as a financial measure to assess the ability of its assets to generate cash sufficient to pay interest on its indebtedness, meet capital expenditure and working capital requirements, and otherwise meet its obligations as they become due. Summer's management believes that the presentation of EBITDA provides useful information regarding Summer's results of operations because they assist in analyzing and benchmarking the performance and value of Summer's business. Summer believes that EBITDA is useful to stockholders as a measure of comparative operating performance, as it is less susceptible to variances in actual performance resulting from depreciation and amortization and more reflective of changes in pricing decisions, cost controls and other factors that affect operating performance.

        EBITDA also is used by Summer's management for multiple purposes, including:

  •
  to calculate and support various coverage ratios with Summer's lenders;

  •
  to allow lenders to calculate total proceeds they are willing to loan to Summer based on its relative strength compared to other competitors; and

  •
  to more accurately compare Summer's operating performance from period to period and company to company by eliminating differences caused by variations in capital structures (which affect relative interest expense), tax positions and amortization of intangibles.

        In addition, EBITDA is an important valuation tool used by potential investors when assessing the relative performance of a company in comparison to other companies in the same industry. Although Summer uses EBITDA as a financial measure to assess the performance of its business, there are material limitations to using a measure such as EBITDA, including the difficulty associated with using it as the sole measure to compare the results of one company to another and the inability to analyze significant items that directly affect a company's net income (loss) or operating income because it does not include certain material costs, such as interest and taxes, necessary to operate its business. In addition, Summer's calculation of EBITDA may not be consistent with similarly titled measures of other companies and should be viewed in conjunction with measures that are computed in accordance with GAAP. Summer's management compensates for these limitations in considering EBITDA in conjunction with its analysis of other GAAP financial measures, such as net income (loss).

        The following table presents a reconciliation of the Summer stand alone EBITDA to net income, its most directly comparable GAAP financial measure, on a historical basis, for the periods presented:

Reconciliation of unaudited EBITDA, as adjusted, to Net Income (In thousands)

	Nine Months Ended September 30
	2007	2006
Net income—Summer stand alone results (pro forma)	$2,690	$1,573
Income taxes (assuming 9 months as a C corp)	1,793	1,048
Non cash stock option expense	281	0
Interest expense (income)	(7)	653
Depreciation and amortization	1,002	470

EBITDA—Summer stand alone results (pro forma)	$5,759	$3,744

Recently Issued Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R) (revised in 2004), "Share Based Payment" ("SFAS 123(R)"), which revised SFAS No. 123, "Accounting for Stock-

Based Compensation", and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123(R) requires the recognition of stock-based compensation expense in the financial statements. Effective January 1, 2006, the Company adopted SFAS No. 123(R). The implementation of SFAS 123(R) resulted in an expense of approximately $281 in the consolidated statements of income for the nine month period ended September 30, 2007. The Company used the Black-Scholes option pricing model to measure the estimated fair value of the options granted.

        In June of 2005, the FASB issued Statement of Financial Accounting Standards No. 154, ("SFAS 154"), "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20," "Accounting Changes" and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting a change in accounting principle. SFAS 154 requires the retrospective application to prior periods' financial statements of the direct effect of a voluntary change in accounting principle unless it is impracticable. APB No. 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. The Company has adopted the provisions of SFAS 154 and does not expect any material effect on its results of operations or financial position.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS No. 157 on our consolidated financial statements.

        In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. This was adopted effective January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no adjustments in uncertain tax benefits. As of September 30, 2007, the Company has $0 of accrued interest related to uncertain tax positions.

        Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

        Summer's exposure to market risk is limited to foreign currency exchange risk associated with Summer's foreign operations.

        As of September 30, 2007 Summer does not have any outstanding accounts on credit facilities that have a fluctuating interest rate. In June 2007 Summer entered into an interest rate swap agreement which fixed the interest on the $4,000 building loan at 7.06%.

        The majority of Summer's operating activities are conducted in U.S. dollars. Approximately 10% of Summer's sales are denominated in other currencies such as British pounds sterling or Canadian dollars. Summer's purchases of finished goods from Chinese manufacturers are denominated in U.S. dollars. A 10% change in the exchange rate of the U.S. dollar with respect to Canadian dollars or British pounds sterling would not have a significant impact on Summer's earnings.

ITEM 4.    Controls and Procedures.

        Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13-a-15(e) or 15d-15e under the Securities Exchange Act of 1934). Based upon that evaluation, the principal executive officer and principal financial officer have concluded that, as of September 30, 2007, our disclosure controls and procedures were effective.

        There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    Legal Proceedings (amounts in $000's)

        In July 2006, Summer received a letter from Ideas, LLC claiming that Summer misappropriated trade secrets to create certain products by Summer. This dispute was settled in the first quarter of 2007 with a payment of approximately $33 to Ideaz.

        In August 2006, Summer entered into a settlement and license agreement with Marshall Sleep Systems, LLC, relating to the settlement of certain patent infringement claims by Marshall Sleep Systems against Summer regarding its triple bedrail product. Under the settlement and license agreement, Summer paid Marshall Sleep Systems $25 for a non-exclusive, worldwide license to certain of Marshall Sleep System's patents covering Summer's triple bedrail product.

        In August 2006, Summer entered into a consent injunction and settlement agreement and release among Summer, Springs Global US, Inc. ("Springs"), and certain Summer employees who were formerly employed by Springs relating to the settlement of certain claims by Springs against Summer regarding the use of certain confidential information of Springs. Under the settlement, the parties released all claims or causes of actions they may have against each other, and Summer agreed that it would not engage in the sale of any soft goods to K-Mart until after December 22, 2006. Summer and the former Springs employees also agreed to pay Springs attorneys fees and expenses incurred in connection with the dispute, not to exceed $70.

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

        In August 2006, Dorel Juvenile Group, Inc. ("Dorel") filed a complaint in the United States District Court for the Southern District of Indiana against Lois DiMartinis, a current employee of Summer, claiming, among other things, that she breached her non-disclosure obligations by taking confidential information with her when departing employment from Dorel, and that she would inevitably disclose confidential information in the course of performing duties for her new employer, Summer. Dorel, in its complaint, accused Summer of engaging in a pattern of hiring employees from Dorel for the purpose of obtaining Dorel's confidential information for use in Summer's product designs and business. On October 20, 2006, the court denied Dorel's motion for preliminary injunction, finding that Dorel was not reasonably likely to succeed on the merits of its case. On June 1, 2007, briefs were filed and oral arguments were heard by the Appellate Court in Indiana. As of September 30, 2007, the Appellate Court has not issued its decision. Summer agreed to provide Ms. DiMartinis legal counsel for defending the action, and to pay the legal fees and costs for her defense, including the appeal, which as of September 30, 2007 was approximately $275 (this was substantially expensed in 2006).

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

Summer Infant, Inc.
November 13, 2007	/s/ JASON MACARI Jason Macari Chief Executive Officer
November 13, 2007	/s/ JOSEPH DRISCOLL Joseph Driscoll Chief Financial Officer

QuickLinks

Summer Infant, Inc. and Subsidiaries Condensed Consolidated Balance Sheets
Summer Infant, Inc. and Subsidiaries Condensed Consolidated Statements of Income
Summer Infant, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows
SUMMER INFANT, INC. AND SUBSIDIAIRES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Pro Forma Consolidated Statements of Income For the Three and Nine Months Ending September 30, 2007 and 2006 (In Thousands)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Summer Infant, Inc. (formerly KBL Healthcare Acquisition Corp. II) Consolidated Statements of Income For the Nine Months Ending September 30, 2007 and 2006 (In thousands)
Summer Infant, Inc. and Subsidiaries Consolidated Statements of Income (unaudited) For the Three and Nine Months Ending September 30, 2007 and 2006 (In thousands)
  ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
  ITEM 4. Controls and Procedures.
PART II. OTHER INFORMATION
  ITEM 1. Legal Proceedings (amounts in $000's)
  ITEM 1A. Risk Factors
  ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
  ITEM 3. Defaults Upon Senior Securities
  ITEM 4. Submission of Matters to a Vote of Security Holders
  ITEM 5. Other Information
  ITEM 6. Exhibits
Signatures