Form 10-K
period 2007-12-31
Summer Infant, Inc.
filed 2008-03-27
CIK 1314772

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-33346

SUMMER INFANT, INC.

Delaware (State or other jurisdiction of incorporation)	20-1994619 (IRS Employer Identification No.)
1275 Park East Drive, Woonsocket, Rhode Island (Address of Principal Executive Offices)	02895 (Zip Code)
(401) 671-6550 (Registrant's Telephone Number, Including Area Code)

         Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Exchange on which registered
Common Stock, Par Value $.0001 Warrants to Purchase Common Stock Units consisting of Common Stock and Two Warrants	Nasdaq Capital Market Nasdaq Capital Market Nasdaq Capital Market

         Securities registered pursuant to section 12(g) of the Act:
None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "accelerated filer," large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 29, 2007 was $41,633,110.

         The number of shares outstanding of the registrant's common stock as of March 14, 2008 was 13,907,892.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

FORWARD-LOOKING STATEMENTS

        This annual report on Form 10-K contains, in addition to historical information, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on management's current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in such statements. We caution investors that actual results or business conditions may differ materially from those projected or suggested in forward-looking statements as a result of various factors including, but not limited to, the risk factors described below. We cannot assure you that we have identified all the factors that create uncertainties. Readers should not place undue reliance on forward-looking statements.

PART I

Item 1.    Business

Background

        On March 6, 2007, under an Agreement and Plan of Reorganization, dated as of September 1, 2006 ("Acquisition Agreement"), KBL Healthcare Acquisition Corp. II ("KBL"), and its wholly owned subsidiary, SII Acquisition Corp. ("Acquisition Sub"), consummated a transaction by which (i) Summer Infant, Inc. ("SII") was merged with and into Acquisition Sub and (ii) all of the outstanding capital stock of each of Summer Infant Europe, Limited ("SIE") and Summer Infant Asia, Ltd. ("SIA" and, collectively, with SII and SIE, the "Targets") was acquired directly by KBL. As used in this Report, the term "Summer" includes each of the Targets. As used in this Report, the term "Company" means the registrant on a post-acquisition basis. On March 7, 2007, the securities of the Company commenced listing on the Nasdaq Capital Market under the symbols SUMR (common stock), SUMRW (warrants) and SUMRU (units).

        Effective upon closing, the Company changed its name to Summer Infant, Inc. and SII changed its name to Summer Infant (USA), Inc. Thus, the Company is now a holding company called Summer Infant, Inc. operating though its wholly-owned subsidiaries, Summer Infant (USA), Inc., Summer Infant Europe, Limited and Summer Infant Asia, Ltd.

General

        We are a designer, marketer, and distributor of branded juvenile health, safety and wellness products which are sold principally to large North American and UK retailers. We currently have more than 70 proprietary products in various product categories including nursery audio/video monitors, safety gates, durable bath products, bed rails, infant thermometers, related health and safety products, booster and potty seats, bouncers and a product line of soft goods/bedding. Our products are sold primarily to U.S. retailers including Babies R Us, Target, KMart, Buy Buy Baby, Meijer, Chelsea & Scott (One Step Ahead), Baby Depot (Burlington Coat Factory) and Wal-Mart.

        We maintain through SIE a sales, marketing and distribution office in England, which services the United Kingdom and other parts of Europe. SIE's largest customers are Mothercare, Toys R Us, Argos, and Tesco. In 2007, Summer Infant (USA) accounted for approximately 90% of net revenue and SIE accounted for approximately 10%.

        We maintain through SIA a product development, engineering and quality assurance office, which oversees the production of all product lines made in China.

Strategy

        Our strategy is to grow our sales through a variety of methods, including:

  •
  increased product penetration (more products at each store);

  •
  increased store penetration (more stores within each retail customer);

  •
  new products (at existing and new customers);

  •
  new mass merchant retail customers;

  •
  new distribution channels (food and drug chains, price clubs, home centers, web-based retailers);

  •
  new geographies (international expansion); and

  •
  new product categories.

        We have been able to grow our annual revenues historically through a combination of all of the above factors. Each year, we have been able to expand the number of products into our main distribution channel, mass merchant retailers, and have also added new customers each year. Therefore, even without new product introductions, we could grow our business by simply selling more of our existing product line to existing customers.

        In the future, our growth strategy will be to continue to develop and sell new products to our existing customer base, sell new and existing products to new customers (or expand relationships with existing customers), expand our sales of products from our soft goods product line, and expand in the UK and in other geographic regions (including Japan, Mexico and Australia, among others). In addition, there are a number of potential acquisition candidates that could be pursued in order to obtain new innovative products, new product categories, new retail customers or new sales territories. There are approximately 400 active juvenile product companies, of which approximately 300 have less than $10 million in sales. In addition, there are various product categories that we do not currently compete in, including car seats, high chairs, walkers, nursery care, and other categories. We may look to develop our own products in these categories or attempt to gain entrance into these categories through acquisitions.

Products

        We sell over seventy proprietary products listed in order of dollar volume importance: (i) nursery audio/video monitors (approximately 34% of net sales for the year ended December 31, 2007), (ii) baby gates (approximately 22% of net sales for the year ended December 31, 2007), (iii) durable bath products (approximately 14% of net sales for the year ended December 31, 2007), (iv) bed rails, booster seats, potty seats, soft goods, bouncers and other products (approximately 30% of net sales for the year ended December 31, 2007).

        New product development teams have also been established to enter several new categories in 2008 and 2009. One team is focused on wheeled goods, play yards, swings, high chairs and other "baby gear" categories. The other team is focused on the infant soft goods market comprised mainly of bedding, blankets, home furnishings, layette and soft bath products.

Product Development and Design

        Our management believes that product development is a critical element of our strategy and success to date. Our product strategy is to produce proprietary products that provide distinctive benefits, are visually appealing, provide convenience and will appeal to the mid-tier and upper-tier buyers. Our U.S. retailers are strategically motivated to buy innovative, up-market products. Our main product development efforts are located at our Rhode Island corporate office, but we also have development efforts in China (six person sourcing, electronics and QA team), South Carolina (five person soft goods design office) and England (two person team focused on meeting UK and EU standards and market demands).

Suppliers and Manufacturing

        Except for certain injection-molded bath tubs, potty seats and gates, which are manufactured in the U.S., substantially all of our other products are manufactured in southern China at factories near Hong Kong. We currently use fifteen Chinese factories. Accordingly, we are not dependent on any one manufacturer. We own our own molds. SIA provides us with a local sourcing presence and the ability to oversee quality, electronic engineering and other issues that may arise during production.

        Transportation of China-made goods to our warehouses typically takes three to four weeks, depending on the location of the warehouse. We maintain our inventory at warehouses located in California, Rhode Island, Canada, and the United Kingdom. Most of our customers pick up their goods at regional warehouses. We also use UPS and other common carriers to arrange shipments to customers who request such arrangements, primarily smaller retailers and specialty stores.

        We use several manufacturers in the U.S. for our injection molded products that account for between 15% and 20% of our annual net revenues.

Sales and Marketing

        Our sales are primarily derived from the sale of juvenile health, safety and wellness products and are recognized upon transfer of title of product to our customers. Our products are marketed and sold through several distribution channels including chain retailers, specialty retailers and direct to consumers.

        Sales are made utilizing standard credit terms of 30 to 60 days. We generally accept returns only for defective merchandise.

Competition

        The juvenile health, safety and wellness industry has many participants, none of which have dominant market share, though certain companies have disproportionate strength in certain segments. Our largest direct competitors are Dorel Industries (Safety 1st and Cosco brands), Evenflo (Evenflo, Gerry, and Snugli brands), Fisher-Price (part of Mattel, Inc.), The First Years (a subsidiary of RC2 Corporation) and Graco (a subsidiary of Newell Rubbermaid). In addition, we compete in certain of our product lines with a number of smaller private companies, such as KidCo, Inc. and Munchkin.

        The primary methods of competition in the industry consist of product innovation, brand positioning, quality, price and other factors such as timely distribution. Our competitive strengths include our experienced product development staff, our ability to develop new products, brand positioning, relationships with major retailers, and the quality and pricing of our products.

Intellectual Property

        We rely on a combination of patents, licenses and trade secrets to protect our intellectual property. Our patents currently in effect include various design features related to bedrails, infant seats, bouncers, and potty chairs, with several other patents pending for monitors, baby swings, and other items. The patents expire at various times over the next 20 years. We also have license agreements relating to the use of patented technology owned by third parties in certain of our products. We are the sole owner of the molds used in manufacturing our products.

Customers

        Our top 15 customers in North America and the United Kingdom together comprised over 90% of our sales in fiscal 2007. Some of these customers include Babies R Us, Target, KMart, Toys R Us Canada, and Wal-Mart in North America, and in the United Kingdom, Mothercare and Argos.

Seasonality

        There are not significant variations in seasonal demand for our products. Sales to our retail customers are generally higher in the time frame when retailers take initial shipments of new products. These orders usually incorporate enough product to fill each store plus additional amounts to be kept at the customer's distribution center. The timing of these initial shipments varies by customer depending on when they finalize store layouts for the upcoming year, and whether there are any mid-year product introductions.

Geographic Regions

        Approximately 90% of our net revenues in fiscal 2007 were made in North America, primarily the United States (87%) and Canada (3%). The remaining 10% of net revenues in fiscal 2007 were made primarily in the United Kingdom.

Facilities

        We are headquartered in a 52,000 square foot headquarters/warehouse facility in Woonsocket, Rhode Island. This facility provides for 12,000 square feet of office space and a 40,000 square foot warehouse. We are the owner of this facility.

        We have a 36 month, 3,750 square foot lease for office space in South Carolina. We have a 24 month lease for a small office space in Hong Kong, as well as a 60 month lease for a small office space in the United Kingdom.

        We maintain inventory at leased warehouses in California (two warehouses which total approximately 170,000 square feet) and Rhode Island (approximately 44,000 square feet), Canada (approximately 31,000 square feet) and the United Kingdom (approximately 16,000 square feet).

Regulatory Matters

        We obtain all necessary regulatory agency approvals for each of our products. In the U.S., these approvals may include, among others, one or more of the Consumer Product Safety Commission ("CPSC"), the American Society of Test Methods ("ASTM"), the Juvenile Products Manufacturing Association ("JPMA"), the Federal Communications Commission ("FCC") and the Food and Drug Administration ("FDA"). We conduct our own internal testing, which utilizes a "foreseeable use and abuse" testing method and is designed to subject each product to the "worst case scenario." Our products are also frequently tested by independent government certified labs.

Insurance

        We carry a product liability insurance policy that provides us with $9,000,000 of liability coverage with a minimal deductible. We consult with our insurers to ascertain appropriate liability coverage for our product mix. We anticipate increasing our insurance coverage in the future in line with our expanding sales and product breadth.

Employees

        As of December 31, 2007, we employed a total of 105 people, 75 of whom work in the headquarters and distribution centers in Rhode Island. Our employees are distributed across the following functional areas: (i) product development (34); (ii) operations (50); (iii) administrative and financial (10) and (iv) sales (11). Our employees are not covered by a collective bargaining agreement. We consider our employee relations to be good.

Available Information

        We maintain our corporate website at www.summerinfant.com and we make available, free of charge, through this website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports that we file with or furnish to the Securities and Exchange Commission, as soon as reasonably practicable after we electronically file that material with, or furnish it to, the SEC. Information on our website is not part of this report. This report includes all material information about us that is included on our website and is otherwise required to be included in this report.

Item 1A.    Risk Factors

        The risks described below are not the only risks we face. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations. If any of the events or circumstances described in the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In those cases, the trading price of our common stock could decline.

The concentration of our business with a base of retail customers that make no binding long-term commitments means that economic difficulties or changes in the purchasing policies of our major customers could have a significant impact on our business.

        A number of large, retail customers account for substantially all of our net revenues. Our top three customers, Toys R Us, KMart and Target combined accounted for approximately 70% of our net sales in 2007. Because of the concentration of our business with these customers, and because we have no long term contracts with these customers, our success depends on our customers' willingness to purchase and provide shelf space for our products. An adverse change in our relationship with any of our large customers or a change in the financial viability of any of these customers could adversely affect our results of operations and financial condition.

Our ability to grow and compete will be harmed if we do not successfully satisfy consumer preferences, enhance existing products, develop and introduce new products, and achieve market acceptance of those products.

        Our business and operating results depend largely upon the appeal of our products. Consumer preferences, particularly among parents, who are the end purchasers of our products, are constantly changing. Our success will, in large part, depend on our ability to identify emerging trends in the health, safety and wellness marketplace, and design products that address consumer demand and prove safe and cost-effective. Our product offerings compete with those of many other companies, many of which are much larger than us and enjoy broader brand recognition and significant distribution channel relationships, which means that our market position is always at risk. Our ability to maintain and increase our current market share will depend upon our ability to anticipate changes in consumer preferences and satisfy these preferences, enhance existing products, develop and introduce new products and establish and grow distribution channels for these products, and ultimately achieve market acceptance of these products.

We are dependent on key personnel, and our ability to grow and compete in our industry will be harmed if we do not retain the continued services of our key personnel, or we fail to identify, hire, and retain additional qualified personnel.

        We are dependent on the efforts of our management team, and the loss of services of members of our management team, each of whom has substantial experience in the juvenile health, safety and wellness markets, could have an adverse effect on our business. If any members of management leave, their departure could have an adverse effect on our operations and could adversely affect our ability to design new products and to maintain and grow the distribution channels for our products.

        In addition, if our operations continue to grow in a manner consistent with our historical growth rates, it will be necessary for us to attract and retain additional qualified personnel. The market for qualified and talented product development personnel in the consumer goods market generally and the juvenile health, safety and wellness products market specifically is intensely competitive. If we are unable to attract or retain qualified personnel as needed, the growth of our operations could be slowed or hampered.

Intellectual property claims relating to our products could increase our costs and adversely affect our business.

        We have from time to time received claims of alleged infringement of patents relating to certain of our products, and we may face similar claims in the future. These claims relate to alleged patent infringement and are primarily the result of newly issued patents that were not in force when we initially brought the subject products to market. The defense of intellectual property claims can be costly and time consuming, even in circumstances where the claim is without merit. We may be required to pay substantial damages or settlement costs in order to resolve these types of claims. In addition, these claims could materially harm our brand name, reputation and operations.

We rely on foreign suppliers in China to manufacture the majority of our products, and any adverse change in our relationship with our suppliers could harm our business.

        We rely on numerous third-party suppliers located in China for the manufacture of most of our products. While we believe that alternative suppliers could be located if required, our product sourcing could be affected if any of these suppliers do not continue to manufacture our products in required quantities or at all, or with the required levels of quality. We enter into purchase orders with our foreign suppliers and do not enter into any long term contracts. In addition, difficulties encountered by these suppliers, such as fire, accident, natural disasters, outbreaks of contagious diseases, or political unrest, could halt or disrupt production at the affected locations, resulting in delay or cancellation of orders. Any of these events could result in delayed deliveries by us of our products, causing reduced sales and harm to our reputation and brand name.

        In particular, in 2007, our suppliers based in China faced significant additional costs, as a result of raw materials shortages, the further strengthening of the Chinese currency ("RMB") versus the US dollar, rising labor rates and increases in energy prices. In 2007, the RMB rose by roughly 6.5% against the US dollar. Additionally, Chinese suppliers were impacted by Government imposed reductions on tax refunds. While we anticipate being able to pass on some portion of these increased costs to our customers, continued cost pressures on our suppliers will inevitably be passed on to us.

Increases in the cost of materials or labor used to manufacture our products could decrease our profitability and therefore negatively impact our business and financial condition.

        Because our products are manufactured by third-party suppliers, we do not directly purchase the materials used in the manufacture of our products. However, the prices paid by us to these suppliers could increase if raw materials, labor, or other costs increase. If we cannot pass these increases along to our customers, our profitability will be adversely affected.

Because we rely on foreign suppliers and we sell in to foreign markets, we are subject to numerous risks associated with international business that could increase our costs or disrupt the supply of our products, resulting in a negative impact on our business and financial condition.

        Our international operations subject us to risks, including:

  •
  economic and political instability,

  •
  restrictive actions by foreign governments,

  •
  greater difficulty enforcing intellectual property rights and weaker laws protecting intellectual property rights,

  •
  changes in import duties or import or export restrictions,

  •
  timely shipping of product and unloading of product through West Coast ports, as well as timely truck delivery to our warehouses,

  •
  complications complying with the laws and policies of the United States affecting the importation of goods, including duties, quotas, and taxes, and

  •
  complications in complying with trade and foreign tax laws.

        Any of these events or circumstances could disrupt the supply of our products or increase our expenses.

Product liability, product recalls, and other claims relating to the use of our products could increase our costs.

        Because we sell infant and juvenile health, safety and wellness products to consumers, we face product liability risks relating to the use of our products. We also must comply with a variety of product safety and product testing regulations. If we face a product liability claim or fail to comply with these regulations, we may be subject to costly litigations, damage awards, fines or settlement costs that exceed our insurance coverage. We also would incur significant costs in connection with any product recall requirements. Even if a product liability claim is without merit, the claim could harm our reputation and divert management's attention and resources from our business.

Competition in our markets could reduce our net sales and profitability.

        We operate in highly competitive markets. We compete with several large domestic and foreign companies and with other producers of infant products. Many of our competitors have longer operating histories, greater brand recognition, and greater financial, technical, marketing and other resources than we have. In addition, we may face competition from new participants in our markets because the infant product industry has limited barriers to entry. We experience price competition for our products, competition for shelf space at retailers and competition for licenses, all of which may increase in the future. If we cannot compete successfully in the future, our net revenues and profitability will likely decline.

We may experience difficulties in integrating strategic acquisitions.

        As part of our growth strategy, we intend to pursue acquisitions that are consistent with our mission and enable us to leverage our competitive strengths. The integration of acquired companies and their operations into our operations involves a number of risks, including:

  •
  the acquired business may experience losses that could adversely affect our profitability;

  •
  unanticipated costs relating to the integration of acquired businesses may increase our expenses;

  •
  possible failure to obtain any necessary consents to the transfer of licenses or other agreements of the acquired company;

  •
  possible failure to maintain customer, licensor and other relationships after the closing of the transaction of the acquired company;

  •
  difficulties in achieving planned cost-savings and synergies may increase our expenses or decrease our net revenues;

  •
  diversion of management's attention could impair their ability to effectively manage our business operations; and

  •
  unanticipated management or operational problems or liabilities may adversely affect our profitability and financial condition.

        In addition, any future acquisitions or investments may result in:

  •
  issuances of dilutive equity securities, which may be sold at a discount to market price;

  •
  use of significant amounts of cash;

  •
  the incurrence of debt;

  •
  the assumption of significant liabilities;

  •
  unfavorable financing terms;

  •
  large one-time expenses; and

  •
  the creation of intangible assets, including goodwill, the write-down of which may result in significant charges to earnings.

Our debt covenants may limit our ability to complete acquisitions, incur debt, make investments, sell assets, merge or complete other significant transactions.

        Our line of credit includes provisions that place limitations on a number of our activities, including our ability to:

  •
  incur additional debt;

  •
  create liens on our assets or make guarantees;

  •
  make certain investments or loans;

  •
  pay dividends; or

  •
  dispose of or sell assets or enter into a merger or similar transaction.

We could issue additional common stock, which might dilute the book value of our common stock.

        Our board of directors has authority, without action or vote of our stockholders in most cases, to issue all or a part of our authorized but unissued shares. These stock issuances could be made at a price that reflects a discount from the then-current trading price of our common stock. In addition, to raise capital, we may need to issue securities that are convertible into or exchangeable for a significant amount of our common stock. These issuances would dilute your percentage ownership interest, which would have the effect of reducing your influence on matters on which our stockholders vote, and might dilute the book value of our common stock. You may incur additional dilution if holders of stock options, whether currently outstanding or subsequently granted, exercise their options, or if warrant holders exercise their warrants to purchase shares of our common stock.

As a "thinly-traded" stock, large sales can place downward pressure on our stock price.

        Our common stock experiences periods when it could be considered "thinly traded." Finance transactions resulting in a large amount of newly issued shares that become readily tradable, or other events that cause current stockholders to sell shares, could place downward pressure on the trading price of our stock. In addition, the lack of a robust resale market may require a stockholder to sell a large number of shares in increments over time to mitigate any adverse impact of the sales on the market price of our stock.

Anti-takeover provisions in our organizational documents and Delaware law may limit the ability of our stockholders to control our policies and effect a change of control of our company and may prevent attempts by our stockholders to replace or remove our current management, which may not be in your best interests.

        There are provisions in our certificate of incorporation and bylaws that may discourage a third party from making a proposal to acquire us, even if some of our stockholders might consider the proposal to be in their best interests, and may prevent attempts by our stockholders to replace or remove our current management. These provisions include the following:

  •
  our certificate of incorporation provides for three classes of directors with the term of office of one class expiring each year, commonly referred to as a staggered board. By preventing stockholders from voting on the election of more than one class of directors at any annual meeting of stockholders, this provision may have the effect of keeping the current members of our board of directors in control for a longer period of time than stockholders may desire;

  •
  our certificate of incorporation authorizes our board of directors to issue shares of preferred stock without stockholder approval and to establish the preferences and rights of any preferred stock issued, which would allow the board to issue one or more classes or series of preferred stock that could discourage or delay a tender offer or change in control; and

  •
  our bylaws require advance written notice of stockholder proposals and director nominations.

        Additionally, we are subject to Section 203 of the Delaware General Corporation Law, which, in general, imposes restrictions upon acquirers of 15% or more of our stock. Finally, the board of directors may in the future adopt other protective measures, such as a stockholder rights plan, which could delay, deter or prevent a change of control.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        We are headquartered in a 52,000 square foot headquarters/warehouse facility at 1275 Park East Drive, Woonsocket, Rhode Island. This facility provides for 12,000 square feet of office space and a 40,000 square foot warehouse. We are the owner of this facility.

        We have a 36 month, 3,750 square foot lease for office space at 9348 Old Bailes Road, Fort Mill, South Carolina. The monthly rent is $2,500. We have a 24 month lease for a small office space at 4A Ashley Road, Hong Kong. The monthly rent is approximately $2,500. We also have a 60 month lease for a small office space at the Bournehall House in the United Kingdom. The monthly rent is approximately $5,400.

        We maintain inventory at leased warehouses in California (approximately 170,000 square feet, which includes two warehouses). The first is at 14404 Best Avenue, Santa Fe Springs, CA. The monthly rent is approximately $28,000. The second warehouse is at 6101-6121 Peachtree Street, Commerce, CA. The monthly rent is approximately $70,000. The Rhode Island warehouse (approximately 44,000 square feet) is at 35 Industrial Road, Cumberland, RI. The monthly rent is approximately $16,500. The Canada warehouse (approximately 31,000 square feet) is at 1055 Middlegate Road, Ontario, Canada. The monthly rent is approximately $14,000. The United Kingdom warehouse (approximately 16,000 square feet) is at 2-10 Carver Way, Harelston, UK. The monthly rent is approximately $8,000.

Item 3.    Legal Proceedings

        In August 2006, Dorel Juvenile Group, Inc. ("Dorel") filed a complaint in the United States District Court for the Southern District of Indiana against Lois DiMartinis, a current employee of ours, claiming, among other things, that she breached her non-disclosure obligations by taking confidential information with her when departing employment from Dorel, and that she would inevitably disclose confidential information in the course of performing duties for her new employer, Summer. Dorel, in its complaint, accused us of engaging in a pattern of hiring employees from Dorel for the purpose of obtaining Dorel's confidential information for use in our product designs and business. On October 20, 2006, the court denied Dorel's motion for preliminary injunction, finding that Dorel was not reasonably likely to succeed on the merits of its case. On June 1, 2007, briefs were filed and oral arguments were heard by the Appellate Court in Indiana. In December 2007, we entered into a confidential settlement agreement with Dorel resolving this litigation. The terms of this settlement were not material.

Item 4.    Submission of Matters to a Vote of Security Holders

        No matter was submitted to a vote of our stockholders during the fourth quarter of the fiscal year ending December 31, 2007.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

        On March 7, 2007, our common stock, warrants and units commenced listing on the Nasdaq Capital Market under the symbols "SUMR", "SUMRW" and "SUMRU", respectively.

        On March 17, 2008, we announced that effective March 28, 2008, the units will be separated into their component securities, consisting of one share of common stock and two warrants. As a result, beginning on March 28, 2008, the units will cease trading.

        The high and low closing prices for our common stock as reported on the Nasdaq Capital Market for the periods indicated below were as follows:

	High	Low
Fiscal Year Ended December 31, 2007
March 7, 2007 to March 31, 2007	$5.25	$4.98
Second Quarter	$5.44	$4.73
Third Quarter	$5.30	$4.06
Fourth Quarter	$5.50	$4.14

Holders of Common Stock

        As of March 14, 2008, there were approximately twelve shareholders of record of our common stock. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of record holders.

Dividend Policy

        There have been no cash dividends declared on our common stock since our company was formed. Dividends are declared at the sole discretion of our Board of Directors. Our intention is not to declare cash dividends and retain all cash for our operations.

Issuer Repurchases of Equity Securities

        On October 9, 2007, we made a tender offer to all holders of our warrants to repurchase each warrant for $1.00. The tender offer expired on November 8, 2007. The total number of warrants purchased in the tender offer was 14,766,047. The current number of warrants outstanding after the tender offer is 3,633,953.

Item 6.    Selected Consolidated Financial Data

        N/A

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations (dollar amounts in thousands, except share and per share data)

        The information contained in this section has been derived from our consolidated financial statements and should be read together with our consolidated financial statements and related notes included elsewhere in this filing.

        The following discussion is intended to assist in the assessment of significant changes and trends related to our results of operations and financial condition. This discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto included herein. Our business has grown organically in all of our markets. We derive our net revenues from the sale of health, safety and wellness products for infants and toddlers. Our net revenue is driven by our ability to design and market desirable products, identify business opportunities and secure new and renew existing distribution channels. Our income from operations is derived from our ability to generate revenue and collect cash in excess of labor and other costs of providing our products and selling, general and administrative costs.

Company Overview

        We are a designer, marketer, and distributor of branded juvenile health, safety and wellness products which are sold principally to large North American and UK retailers. We currently have more than 70 proprietary products in various product categories including nursery audio/video monitors, safety gates, durable bath products, bed rails, infant thermometers, related health and safety products, booster and potty seats, bouncers and a product line of soft goods/bedding.

        Our strategy is to grow net revenues through a variety of methods, including:

  •
  increased product penetration (more products at each store);

  •
  increased store penetration (more stores within each retail customer);

  •
  new products (at existing and new customers);

  •
  new mass merchant retail customers;

  •
  new distribution channels (food and drug chains, price clubs, home centers, web-based retailers);

  •
  new geographies (international expansion); and

  •
  new product categories.

        We have been able to grow our annual net revenues historically through a combination of all of the above factors. Each year, we have been able to expand the number of products into our main distribution channel, mass merchant retailers, and have also added new customers each year. Therefore, even without new product introductions, we could grow our business by simply selling more of our existing product line to existing customers.

        In the future, our growth strategy will be to continue to develop and sell new products to our existing customer base, sell new and existing products to new customers (or expand relationships with existing customers), expand our sales of products from our soft goods product line, and expand in the UK and in other geographic regions (including Japan, Mexico and Australia, among others). In addition, there are a number of potential acquisition candidates that could be pursued in order to obtain new innovative products, new product categories, new retail customers or new sales territories. There are approximately 400 active juvenile product companies, of which approximately 300 have less than $10 million in sales. In addition, there are various product categories that we do not currently compete in, including car seats, high chairs, walkers, nursery care, and other categories. We may look to develop our own products in these categories or attempt to gain entrance into these categories through acquisitions.

        As we continue to grow through internal initiatives and any future acquisitions, we will incur additional expenses. Two of the key areas in which those increased expenses will likely occur are sales and product development. In order to grow sales, we will likely hire additional sales personnel to service new geographic territories, focus existing resources on specific parts of the United States market and retain product line specialists to drive sales of new and existing products in specific areas in which we believe we can readily increase sales. Product development expenses will increase as we develop new products in existing and new categories.

        If we were to acquire one or more companies as part of our growth strategy, we would face various challenges such as the integration of the acquired companies' product lines, employees, marketing requirements and information systems. Ongoing infrastructure investment also may be required to support realized growth, including expenditures with respect to upgraded and expanded information systems and enhancing our management team.

Sales

        Our sales are primarily derived from the sale of juvenile health, safety and wellness products and are recognized upon transfer of title of product to our customers. Our products are marketed through several distribution channels including chain retailers, specialty retailers and direct to consumers.

        A number of large, retail customers account for substantially all of our net revenues. Customers that generated more than 10% of net revenues for the year ended December 31, 2007 were Toys R Us (42% of such net sales), Kmart (15% of such net revenues), and Target (13% of such net revenues). Because of the concentration of our business with these customers, and because we have no long term contracts with these customers, our success depends on our customers' willingness to purchase and provide shelf space for our products.

        Approximately 90% of net revenues are currently made to customers in North America, with the remaining 10% primarily made to customers in the UK. Sales are made utilizing standard credit terms of 30 to 60 days. We generally accept returns only for defective merchandise.

Cost of goods sold and other expenses

        Our products are manufactured by third parties, with approximately 80-85% of the dollar value of products being manufactured in China and the majority of the balance being manufactured in the United States. Cost of goods sold primarily represents purchases of finished products from these third party manufacturers. The remainder of our cost of goods sold includes duties on certain imported items, freight-in from suppliers and miscellaneous charges from contract manufacturers. Substantially all of our purchases are made in US dollars, therefore most of this activity is not subject to currency fluctuations. If our suppliers experience increased raw materials, labor or other costs and pass along those cost increases through higher prices for finished goods, our cost of sales would increase, and to the extent we are unable to pass these price increases along to our customers, our gross margins would decrease.

        In particular, in 2007, our suppliers based in China faced significant additional costs, as a result of raw materials shortages, the further strengthening of the Chinese currency ("RMB") versus the US dollar, rising labor rates and increases in energy prices. In 2007, the RMB rose by roughly 6.5% against the US dollar. Additionally, Chinese suppliers were impacted by Government imposed reductions on tax refunds. While we anticipate being able to pass on some portion of these increased costs to our customers, continued cost pressures on our suppliers will inevitably be passed on to us.

        Selling, general and administrative expenses primarily consist of payroll, insurance, professional fees, royalties, freight out to customers, product development costs, advertising and marketing expenses (including co-op advertising allowances as negotiated with certain customers) and sales commissions. Several of these items fluctuate with sales, some are based on sales to particular customers and others are based on sales of particular products.

        There are not significant variations in seasonal demand for our products. Sales to our retail customers are generally higher in the time frame when retailers take initial shipments of new products. These orders usually incorporate enough product to fill each store plus additional amounts to be kept at the customer's distribution center. The timing of these initial shipments varies by customer depending on when they finalize store layouts for the upcoming year, and whether there are any mid-year product introductions.

Summary of critical accounting policies and estimates

        This summary of our critical accounting policies is presented to assist in understanding our consolidated financial statements. The consolidated financial statements and notes are representations of our management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the consolidated financial statements.

        We make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses. The accounting policies described below are those we consider critical in preparing our financial statements. Some of these policies include significant estimates made by management using information available at the time the estimates were made. However, these estimates could change materially if different information or assumptions were used.

Nature of operations

        We are engaged in the design, marketing and distribution of juvenile products. The majority of our net revenues (90% of total revenues) are derived from retail customers in North America. The remaining 10% of net revenue is derived from retail customers in the United Kingdom. We also maintain a research and development staff in Asia (no revenues are generated directly out of Asia).

Revenue recognition

        We follow the guidance of the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin 104 for revenue recognition. In general, we record revenue when persuasive evidence of an arrangement exists, product delivery has occurred, the sales price to the customer is fixed or determinable and collectability is reasonably assured. Sales are recorded net of provisions for returns and allowances, product placement fees, customer discounts and other sales related discounts. We base our estimates for discounts, returns and allowances on negotiated customer terms and historical experience. These estimates are subject to variability, as actual deductions taken by customers may be different from the estimates recorded.

        Sales incentives or other consideration given by us to customers that are considered adjustments of the selling price of our products, such as allowances and product placement fees, are reflected as reductions of revenue. Sales incentives and other consideration that represent costs incurred by us for assets or services received, such as the appearance of our products in a customer's national circular ad, are reflected as selling and marketing expenses in the accompanying statements of income.

Trade receivables

        We carry our trade receivables at net realizable value. On a periodic basis, we evaluate our trade receivables and establish an allowance for doubtful accounts based on a history of past bad debt expense, collections and current credit conditions. The allowance is adjusted based on actual writeoffs that occur. We have a credit insurance policy to protect against potential losses up to stated amounts from certain customers.

        We do not accrue interest on trade receivables. A receivable is considered past due if payments have not been received within the credit terms on the account, typically 60 days for most customers. We will turn an account over for collection around 120 days past due. Accounts are considered uncollectible if no payments are received 60 to 90 days after they have been turned over for collection.

Inventory

        Inventory is comprised of finished goods and is stated at the lower of cost, inclusive of freight and duty, or market (net realizable value) using the first-in, first-out (FIFO) method. Our warehousing costs are charged to expense as incurred. Inventory write-downs are recorded for damaged, obsolete or slow-moving inventory. Management uses estimates to record write-downs based on its review of inventory by product category, including length of time on hand and estimates of future orders for each product. Changes in consumer preferences, as well as demand for products, customer buying patterns and inventory management could impact the inventory valuation.

Goodwill and Other Intangible Assets

        Effective January 1, 2002, the Financial Accounting Standards Board adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 142 requires that goodwill and intangible assets that have indefinite useful lives no longer be subject to amortization and be tested at least annually for impairment based on discounted cash flows.

        The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered to be impaired when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition exceeds its carrying amount. The amount of impairment loss, if any, is measured as the difference between the net book value of the asset and its estimated fair value.

Income taxes

        The provision for income taxes is based on our annualized effective tax rate for the year. Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109." FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a "more-likely-than-not" recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, we had no unrecognized tax benefits.

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

Results of Operations

Summer Infant, Inc. and Subsidiaries (formerly KBL Healthcare Acquisition Corp. II)
Consolidated Statements of Income
For the Years Ended December 31, 2007 and 2006
(Dollars in thousands)

	Year Ended December 31, 2007	Year Ended December 31, 2006
Net sales	$68,117	$0
Cost of goods sold	42,356	0

Gross profit	25,761	0
Operating expenses (including interest (income))	20,968	(849)
Income tax expense	1,678	177

Net income	$3,115	$672

        The results of operations for the year ended December 31, 2006 represent the general and administrative expenses of our predecessor, KBL Healthcare, net of interest income generated by the approximate $52,000,000 in cash that KBL had on its balance sheet. This cash ultimately funded the KBL/ Summer Infant merger. The results of operations for the year ended December 31, 2007 represent the combined activity of KBL Healthcare from January 1, 2007 through March 6, 2007 and the activity of Summer Infant from March 6, 2007 through December 31, 2007. KBL Healthcare historically had no sales or gross profit, while Summer Infant has both sales and gross profit, in addition to other normal operating expenses. Therefore, the amounts in the two above periods cannot be compared in a meaningful fashion.

        To give the reader some additional information on the performance of the underlying Summer Infant operations, the following table represents the results of the Summer Infant operating company for the years ended December 31, 2007 and 2006. This table is being presented to give the reader more information about the underlying performance of the ongoing operating company, because KBL Healthcare had no operating business in 2006.

Summer Infant, Inc. and Subsidiaries
Statements of Income
For the Years Ended December 31, 2007 and 2006
(Dollars in thousands)

	Year Ended December 31, 2007		Year Ended December 31, 2006
Net sales	$80,517	100.0%	$52,197	100.0%
Cost of goods sold	50,037	62.1%	31,873	61.1%
Gross Profit	30,480	37.9%	20,324	38.9%
SG&A expenses(a)	22,458	27.9%	15,274	29.2%
EBITDA as adjusted(b)	8,022	10.0%	5,050	9.7%

(a)
Excluding depreciation, amortization, merger related expenses, and stock option expense.

(b)
See non-GAAP discussion below regarding the computation of EBITDA (see page 20).

Year ended December 31, 2007 compared with year ended December 31, 2006

        Net sales increased 54% from approximately $52,197,000 in the year ended December 31, 2006 to approximately $80,517,000 for the year ended December 31, 2007. This increase was primarily attributable to increased distribution of existing products throughout our customer base, introduction of new products, and expansion into new customers.

        Gross profit increased 50% from approximately $20,324,000 for the year ended December 31, 2006 to approximately $30,480,000 for the year ended December 31, 2007. This increase was primarily attributable to the 54% increase in net sales, slightly offset by increased cost of goods due to raw material increases and a change in product mix.

        Selling, general and administrative expenses increased from approximately $15,274,000 for the year ended December 31, 2006 to approximately $22,458,000 for the year ended December 31, 2007. This increase was primarily attributable to increased variable costs such as co-op advertising allowances as a result of the significant increase in sales. In addition, there were increased expenditures in product development, headcount, professional fees, and warehouse operations.

        To give the reader some additional information on the performance of the underlying Summer Infant operations, the following table represents the results of the Summer Infant operating company for the years ended December 31, 2006 and 2005. This table is being presented to give the reader more information about the underlying performance of the ongoing operating company, because KBL Healthcare had no operating business in 2006 or 2005.

Summer Infant Inc. and Affiliates
Combined Statements of Income
For the Year Ended December 31, 2006 and 2005
(Dollars in thousands)

	December 31, 2006		December 31, 2005
Net revenues	$52,197	100.0%	$35,535	100.0%
Cost of goods sold	31,873	61.1%	23,008	64.7%

Gross Profit	20,324	38.9%	12,527	35.3%
Selling, general and administrative expenses	15,274	29.2%	10,148	28.6%
Litigation and deal-related fees and expenses	1,230	2.4%	0	0.0%
Depreciation expense	668	1.3%	411	1.2%

Income before interest	3,152	6.0%	1,968	5.5%
Interest expense	938	1.8%	451	1.2%

Income before taxes and minority interest	2,214	4.2%	1,517	4.3%
Income tax expense	26	0.0%	31	0.1%

Net income before minority interest	2,188	4.2%	1,486	4.2%
Minority interest in net income of affiliate	259	0.5%	61	0.5%

Net Income	$1,929	3.7%	$1,325	3.7%

Year ended December 31, 2006 compared with year ended December 31, 2005

        Net sales increased 47% from approximately $35,535,000 in the year ended December 31, 2005 to approximately $52,197,000 for the year ended December 31, 2006. This increase was primarily attributable to increased distribution of our products throughout our customer base, with the largest dollar increases occurring at Toys R Us, Target and Kmart.

        Gross profit increased 62% from approximately $12,527,000 for the year ended December 31, 2005 to approximately $20,324,000 for the year ended December 31, 2006. This increase was primarily attributable to the 50% increase in net sales, combined with sales of higher margin products and reductions in customer product returns during 2006, which resulted in a reduction of cost of goods sold as a percentage of sales from 64.7% in 2005 to 61.1% in 2006.

        Selling, general and administrative expenses increased from approximately $10,148,000 for the year ended December 31, 2005 to approximately $15,274,000 for the year ended December 31, 2006. This increase is primarily attributable to increases in headcount to build the infrastructure required to support the rapid sales increase, in addition to costs incurred in the development of the soft goods line.

        Litigation and merger related expenses increased from $0 for the year ended December 31, 2005 to $1,230,000 for the year ended December 31, 2006. This increase was primarily due to fees associated with the KBL merger, legal fees associated with the start-up of the soft goods product line introduced for 2008, and litigation costs associated with a lawsuit filed by Dorel that was settled in 2007.

        Depreciation and amortization expense increased from approximately $411,000 for the year ended December 31, 2005 to approximately $668,000 for the year ended December 31, 2006. This increase was primarily attributable to increased capital spending during 2005 which resulted in higher depreciation expense in 2006.

        Interest expense increased from approximately $451,000 for the year ended December 31, 2005 to approximately $938,000 for the year ended December 31, 2006. This increase was primarily attributable to increased borrowing levels in 2006 to support our rapid growth in revenues and working capital needs.

        Net income increased from approximately $1,325,000 for the year ended December 31, 2005 to approximately $1,929,000 for the year ended December 31, 2006. This increase was primarily attributable to the increased sales and gross profit percentage as described above.

Liquidity and Capital Resources

        We generally fund our operations and working capital needs through cash generated from operations and borrowings under our credit facility.

        Our sales have increased significantly over the past several years. For the year ended December 31, 2003, net sales of the Summer Infant Operating Companies were $17,600,000. For the year ended December 31, 2007, net sales of the Summer Infant Operating Companies were approximately $80,500,000. This sales growth has led to a substantial increase in working capital requirements, specifically accounts receivable and inventory. The typical cash flow cycle is as follows:

  •
  Inventory is purchased to meet expected demand plus a safety stock. Because the majority of our vendors are based in Asia, inventory takes from four to six weeks to arrive from Asia to the various distribution points we maintain in the US and the UK. Payment terms for these vendors average 60 days from the date the product ships from Asia, therefore we are generally paying for the product a short time after it is physically received in the US. The increased sales we have experienced result in increased levels of inventory, and therefore an increase in the amount of cash required to fund our inventory level.

  •
  Sales to customers generally have payment terms of 30 to 60 days. The increased sales have resulted in an increase in the level of accounts receivable, and therefore have increased the amount of cash required to fund working capital.

        We have traditionally been able to fund our increased working capital through asset-based lines of credit with banks. The lenders generally follow a borrowing base formula that allows advances based on the levels of accounts receivable and inventory. Our current line of credit contains traditional borrowing base formulas.

        The majority of our capital expenditures are for tools related to new product introductions. We receive indications from retailers generally around the middle of each year as to what products the retailer will be taking into its product line for the upcoming year. Based on these indications, we will then acquire the tools required to build the products. In most cases the payments for the tools are spread out over a three to four month period.

        For the year ended December 31, 2007, net cash used in operating activities was $4,215,000. This amount primarily represents the increase in accounts receivable and inventory for the period from March 6 (date of acquisition of Summer Infant) to December 31, 2007, due to increased sales during that time frame. These amounts were offset by an increase in accounts payable and accrued expenses due to increased purchasing during the final months of 2007, due to increased demand in the first quarter of 2008. Net cash used in investing activities was $27,941,000, which related primarily to the cash paid to Summer shareholders (plus deal fees) in conjunction with the KBL/Summer merger that was completed on March 6, 2007, and $3,570,000 of acquisitions of property and equipment. Net cash used in financing activities was $18,265,000 which primarily consists of the paydown of Summer's prior outstanding line of credit balance of $14,992,000 (using the proceeds from the KBL/Summer merger) plus the $6,883,000 paid to those KBL shareholders who voted against the merger, and who therefore received cash in exchange for their shares of common stock. During the fourth quarter of 2007, we also borrowed from our existing line of credit to repurchase warrants in a tender offer for $15,058,000.

        Our strategy for funding our business going forward is a combination of increased profitability and increased borrowing lines as required with traditional lenders (asset-based) to fund our business as well as potential acquisitions. This liquidity could potentially be used to pay off the existing building debt of

Summer; fund working capital increases going forward; acquire other businesses; pay dividends; or repurchase common stock or warrants.

        In July 2005, we entered into a revolving line of credit with a bank, which provides for borrowings based on levels of qualified accounts receivable and inventory. The line of credit is secured by all of our assets. The line of credit has been increased several times, and currently the maximum available credit totals $25,000,000. The line of credit runs through June 30, 2009, with this date having been extended several times by the bank, and we believe that the bank will extend the line of credit beyond this date. Interest on the line of credit is payable at LIBOR plus 1.25%. As of December 31, 2007, there was $17,591,000 outstanding on the line of credit.

        In connection with the line of credit, we are subject to certain covenants, which require, among other things, maintenance of total liabilities to tangible net worth ratio as well as a certain level of net worth. We were in compliance with all covenants as of December 31, 2007.

        We believe that our cash on hand and current banking facilities are sufficient to fund our cash requirements for at least the next 12 months. However, unforeseen circumstances, such as softness in the retail industry or deterioration in the business of a significant customer, could create a situation where we cannot access all of the available lines of credit due to not having sufficient accounts receivable. In addition, there is no assurance that we will meet all of our bank covenants in the future, or that our lenders will grant waivers if there are covenant violations.

        The following table summarizes our significant contractual commitments at December 31, 2007 (in $000's):

	Payment Due by Period
(in thousands) Contractual Obligations	Total	2008	2009- 2010	2011- 2012	2013 and beyond
Line of credit	$17,591	17,591
Estimated future interest payments on line of credit	1,693	1,129	564
Operating leases	3,378	1,296	1,938	144
Capital Leases	288	179	109
Construction Loan	3,954	97	217	251	3,389

Total contractual cash obligations	$26,904	20,292	2,828	395	3,389

        Estimated future interest payments on our line of credit were based upon the interest rates in effect at December 31, 2007.

Off-Balance Sheet Arrangements

        We did not have any off-balance sheet arrangements during either of the years ended December 31, 2007 and 2006.

Non-GAAP Discussion

        In addition to our GAAP results, we also disclose non-GAAP measures of our performance. EBITDA, as defined below, is an important supplemental financial measure of our performance that is not required by, or presented in accordance with, GAAP. As used herein, EBITDA represents net income (loss) before income taxes, minority interest in net income of affiliates, interest expense, and depreciation and amortization and non-cash stock option expense. Our management uses EBITDA as a financial measure to assess the ability of our assets to generate cash sufficient to pay interest on our indebtedness, meet capital expenditure and working capital requirements, and otherwise meet our obligations as they become due. We believe that the presentation of EBITDA provides useful information regarding our results of operations because it assists in analyzing and benchmarking the performance and value of our business. We believe that EBITDA is useful to stockholders as a measure of comparative operating performance, as it is less susceptible to variances in actual performance resulting from depreciation and amortization and more reflective of changes in pricing decisions, cost controls and other factors that affect operating performance.

        EBITDA also is used by our management for multiple purposes, including:

  •
  to calculate and support various coverage ratios with our lenders;

  •
  to allow lenders to calculate total proceeds they are willing to loan to us based on our relative strength compared to other competitors; and

  •
  to more accurately compare our operating performance from period to period and company to company by eliminating differences caused by variations in capital structures (which affect relative interest expense), tax positions and amortization of intangibles.

        Although we use EBITDA as a financial measure to assess the performance of our business, there are material limitations to using a measure such as EBITDA, including the difficulty associated with using it as the sole measure to compare the results of one company to another and the inability to analyze significant items that directly affect a company's net income (loss) or operating income because it does not include certain material costs, such as interest and taxes, necessary to operate its business. In addition, our calculation of EBITDA may not be consistent with similarly titled measures of other companies and should be viewed in conjunction with measures that are computed in accordance with GAAP. Our management compensates for these limitations in considering EBITDA in conjunction with its analysis of other GAAP financial measures, such as net income (loss).

        The following table presents a reconciliation of adjusted EBITDA to income before interest for the Summer Operating Companies on a stand alone basis, for the periods presented:

Reconciliation of Income before interest to adjusted EBITDA (in $000's):

	Year Ended December 31
	2007	2006	2005
Income before interest	$5,963	$3,152	$1,968
Plus: depreciation and amortization	1,378	668	411
Plus: litigation and merger related expenses	305	1,230	0
Plus: non-cash stock option expense	376	0	0

Adjusted EBITDA, as defined	$8,022	$5,050	$2,379

        The increase in EBITDA for the past two fiscal years has been primarily the result of the sales increases that have occurred. Sales increased from $35,535,000 in 2005 to $52,197,000 in 2006 and $80,517,000 in 2007.

        For the years ended December 31, 2007 and 2006, "EBITDA", as defined, includes the addition of certain litigation and deal-related expenses. Please refer to the discussion of these items above.

Recently Issued Accounting Pronouncements

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

        In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. This statement was adopted effective January 1, 2007. As a result of the implementation of FIN 48, we recognized no adjustments in uncertain tax benefits. As of December 31, 2007, we have no accrued interest related to uncertain tax positions.

        In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), "Business Combinations", or SFAS No. 141(R). This statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS No. 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of SFAS No. 141(R) are effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company will adopt this statement, as applicable on January 1, 2009.

        In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, "Non-controlling Interests in Consolidated Financial Statements-An Amendment to Accounting Research Bulletin ("ARB") No. 51", or SFAS No. 160. This statement amends ARB No. 51, "Consolidated Financial Statements", to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement also amends certain of ARB No. 51's consolidation procedures for consistency with the requirements of SFAS No. 141(R). In addition, SFAS No. 160 also includes expanded disclosure requirements regarding interests of the parent and its non-controlling interest. The provisions of SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company will adopt this statement, as applicable, on January 1, 2009.

        Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Item 8.    Financial Statements and Supplementary Data

        The financial statements required by this item are included in this Annual Report on Form 10-K beginning on Page F-1.

Item 9.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

        On December 21, 2007, we were notified that certain of the partners of Goldstein Golub Kessler LLP ("GGK") became partners of McGladrey & Pullen, LLP in a limited asset purchase agreement. As such, GGK resigned as our independent registered public accounting firm effective as of

December 21, 2007 and McGladrey & Pullen, LLP was appointed by our audit committee as our new independent registered public accounting firm effective as of December 21, 2007.

        The audit reports of GGK on the consolidated financial statements of KBL Healthcare Acquisition Corp. II, the predecessor of the Company, as of and for the years ended December 31, 2006 and 2005 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles except that those audit reports did note that KBL Healthcare Acquisition Corp. was a corporation in the development stage and included an emphasis of a matter paragraph relating to an uncertainty as to the ability of KBL Healthcare Acquisition Corp. to continue as a going concern.

        During our two most recent fiscal years ended December 31, 2006 and 2005 and through September 30, 2007, we did not consult with McGladrey & Pullen, LLP on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on our financial statements, and McGladrey & Pullen, LLP did not provide either a written report or oral advice to us that McGladrey & Pullen, LLP concluded was an important factor considered by us in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in Item 304 (a)(1)(iv) of Regulation S-K.

        In connection with the audits of our consolidated financial statements for each of the fiscal years ended December 31, 2006 and 2005, there were no disagreements between us and GGK on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of GGK, would have caused GGK to make reference to the subject matter of the disagreement in their reports on our financial statements for those years.

Item 9A(T)    Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

        As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2007. Our management has concluded, based on their evaluation, that as of the end of the period covered by this report, our disclosure controls and procedures were effective as of December 31, 2007 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Management's Report on Internal Control over Financial Reporting

        Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rule 13a-15(f) under the Exchange Act, internal control over financial reporting is a process designed by, or under the supervision of, a company's principal executive and principal financial officers and effected by a company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. It includes those policies and procedures that:

          a)    Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of a company;

          b)    Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of a company are being made only in accordance with authorizations of management and the board of directors of the company; and

          c)     Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of a company's assets that could have a material effect on its financial statements.

        Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        The Company's management has used the criteria established in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") to evaluate the effectiveness of the Company's internal control over financial reporting. Management has selected the COSO framework for its evaluation as it is a control framework recognized by the SEC and the Public Company Accounting Oversight Board, that is free from bias, permits reasonably consistent qualitative and quantitative measurement of the Company's internal controls, is sufficiently complete so that relevant controls are not omitted, and is relevant to an evaluation of internal controls over financial reporting.

        Based on our assessment, management has concluded that our internal control over financial reporting, based on criteria established in "Internal Control—Integrated Framework" issued by COSO was effective as of December 31, 2007.

        This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only our management's report in this annual report.

(c) Changes in Internal Control Over Financial Reporting

        There was no change in our internal control over financial reporting that occurred during the fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        Not applicable.

PART III

Item 10.    Directors, Executive Officers of the Registrant and Corporate Governance

        The information required by this Item will be contained in our definitive Proxy Statement to be filed with the SEC in connection with our 2008 Annual Meeting of Stockholders (the "2008 Proxy Statement") under the captions "Election of Directors," "Board of Directors Meetings and Committees of the Board," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

        We have adopted a Code of Ethics that applies to all our directors, officers and employees. The Code of Ethics is publicly available on our website at www.summerinfant.com. Amendments to the Code of Ethics and any grant of a waiver from a provision of the Code of Ethics requiring disclosure under applicable SEC and Nasdaq rules will be disclosed on our website.

Item 11.    Executive Compensation

        The information required by this Item will be incorporated by reference from the information under the caption "Executive Compensation" contained in our 2008 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this item will be incorporated by reference from the information under the caption "Ownership of Summer Infant, Inc. Common Stock" contained in our 2008 Proxy Statement.

Equity Compensation Plan Information

        The following table summarizes share information, as of December 31, 2007, for our equity compensation plans, including our 2006 Performance Equity Plan.

Plan Category	Number of Common Shares to Be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Common Shares Available for Future Issuance Under Equity Compensation Plans(1)
Equity compensation plans approved by stockholders	1,055,000	$5.22	545,000
Equity compensation plans not approved by stockholders

Total	1,055,000	$5.22	545,000

Item 13.    Certain Relationships, Related Transactions and Director Independence

        The information required by this item will be incorporated by reference from the information under the caption "Certain Relationships and Related Transactions" contained in our 2008 Proxy Statement.

Item 14.    Principal Accounting Fees and Services

        The information required by this item will be incorporated by reference from the information under the captions "Audit Fees", "Audit-Related Fees," "Tax Fees," "All Other Fees" and "Pre-Approval Policies and Procedures" contained in our 2008 Proxy Statement.

PART IV

Summer Infant, Inc. and Subsidiaries

Index to Financial Statements

Item 15.    Exhibits, Financial Statement Schedules

Reports of Independent Registered Public Accounting Firm	F-2 - F-3
Consolidated Balance Sheets	F-4
Consolidated Statements of Income	F-5
Consolidated Statements of Cash Flows	F-6
Consolidated Statements of Stockholders' Equity	F-7
Notes to Consolidated Financial Statements	F-8 - F-21

Summer Infant, Inc. and Affiliates

Index to Financial Statements

As of March 6, 2007, December 31, 2006, December 31, 2005 and for the period January 1, 2007 through March 6, 2007 and the years ended December 31, 2006 and 2005

Report of Independent Registered Public Accounting Firm	F-22
Combined Balance Sheets	F-23
Combined Statements of Income	F-24
Combined Statements of Cash Flows	F-25
Combined Statements of Stockholders' Equity	F-26
Notes to Combined Financial Statements	F-27 - F-39

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Summer Infant, Inc.

        We have audited the accompanying consolidated balance sheet of Summer Infant, Inc. and Subsidiaries as of December 31, 2007, and the related statements of income, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Summer Infant, Inc. and Subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

        We were not engaged to examine management's assertion about the effectiveness of Summer Infant's internal control over financial reporting as of December 31, 2007 included in the "Management's Report on Internal Control Over Financial Reporting" and, accordingly, we do not express an opinion thereon.

/s/ MCGLADREY & PULLEN, LLP New York, New York March 27, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Summer Infant, Inc. f/k/a KBL Healthcare Acquisition Corp. II

        We have audited the accompanying consolidated balance sheet of Summer Infant, Inc. f/k/a KBL Healthcare Acquisition Corp. II and subsidiary as of December 31, 2006, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Summer Infant, Inc. f/k/a KBL Healthcare Acquisition Corp. II and subsidiary as of December 31, 2006, and the results of operations and cash flows for the year then ended in conformity with United States generally accepted accounting principles.

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

/s/ GOLDSTEIN GOLUB KESSLER LLP Goldstein Golub Kessler LLP New York, New York
February 28, 2007

Summer Infant, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands)

	December 31, 2007	December 31, 2006
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$1,771	$52,094
Trade Receivables, net of allowance for doubtful accounts of $124 at December 31, 2007	21,245	0
Inventory	19,327	0
Prepaids and Other Current Assets	970	43
Deferred Tax Assets	134	0

TOTAL CURRENT ASSETS	43,447	52,137
Property and Equipment, net	9,279	5
Goodwill	30,820	0
Other Intangible Assets, net	9.463	0
Other Assets	216	457
Deferred Tax Asset	0	509

TOTAL ASSETS	$93,225	$53,108

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Line of Credit-bank	$17,591	0
Accounts Payable and Accrued Expenses	17,574	1,666
Current Portion of Long Term Debt	265	0

TOTAL CURRENT LIABILITIES	35,430	1,666
Long term Debt, less current portion	3,977	0
Deferred Tax Liabilities	548	0

TOTAL LIABILITIES	39,955	1,666

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common Stock $.0001 par value, authorized, issued and outstanding 13,907,892 and 11,200,000 shares, respectively	1	1
Additional Paid in Capital	49,078	50,461
Retained Earnings	4,095	980
Accumulated Other Comprehensive Income	96	0

TOTAL STOCKHOLDERS' EQUITY	53,270	51,442

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$93,225	$53,108

See notes to consolidated financial statements

Summer Infant, Inc. and Subsidiaries

Consolidated Statements of Income

(Dollars in thousands)

	For the year ended
	December 31, 2007	December 31, 2006
Net revenues	$68,117	$0
Cost of goods sold	42,356	0

Gross profit	25,761	0
Selling, general and administrative expenses(a)	20,016	602
Depreciation and amortization	1,180	1

Operating income (loss)	4,565	(603)
Interest income, net of interest expense of $345 and $0, respectively	228	1,452

Income before provision for income taxes	4,793	849
Income tax expense	1,678	177

Net income	$3,115	$672

Net income per share—basic	$0.23	$0.06
Weighted average shares outstanding—basic	13,426,000	11,200,000
Net income per share—diluted	$0.23	$0.06
Weighted average shares outstanding—diluted	13,507,000	11,200,000

a)
Includes non-cash stock option compensation expense of $376 and $0 for the years ended December 31, 2007, and December 31, 2006, respectively.

See notes to consolidated financial statements

Summer Infant, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the year ended
	December 31, 2007	December 31, 2006
Cash flows from operating activities:
Net income	$3,115	$672
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation and amortization	1,180	1
Stock-based compensation	376	0
Deferred income taxes	923	0
Changes in assets and liabilities net of effects of acquisition:
Increase in accounts receivable	(9,115)	0
Increase in inventory	(9,266)	0
Increase in prepaids and other current assets	(31)	0
Increase in accounts payable and accrued expenses	8,603	497

Net cash (used in) provided by operating activities	(4,215)	1,170

Cash flows from investing activities:
Acquisitions of property and equipment	(3,570)	(2)
Payment of deferred acquisition costs	0	(25)
Acquisition of Summer Infant, Inc. net of cash acquired of $867	(24,371)	0

Net cash used in investing activities	(27,941)	(27)

Cash flows from financing activities:
Net repayments on line of credit	(14,992)	0
Net borrowings on line of credit and other debt	18,668	20
Redemptions of common stock	(6,883)	0
Redemptions of warrants	(15,058)	0

Net cash (used in) provided by financing activities	(18,265)	20

Effect of exchange rate changes on cash and cash equivalents	98	0

Net (decrease) increase in cash and cash equivalents	(50,323)	1,163
Cash and cash equivalents at beginning of year	52,094	50,931

Cash and cash equivalents at end of year	$1,771	$52,094

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$895	$0

Cash paid during the year for income taxes	$700	$177

Non cash investing/financing activities:
Issuance of common stock in conjunction with the acquisition of Summer Infant, Inc. (see note 1)	$20,182	0

See notes to consolidated financial statements

Summer Infant, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(Dollars in thousands)

	Common Stock				Accumulated other Comprehensive Income (Loss)
			Additional Paid in Capital	Retained Earnings		Comprehensive Income	Total Stockholders Equity
	Shares	Amount
Balance at December 31, 2005	11,200,000	$1	$50,461	$308	0		$50,770
Net Income for the period				672		672
Total comprehensive income						672	672

Balance at December 31, 2006	11,200,000	$1	$50,461	$980	0		$51,442

Acquisition of Summer Infant, Inc.	3,916,667	—	20,182				20,182
Redemption of Shares	(1,208,775)		(6,883)				(6,883)
Redemption of warrants	—	—	(15,058)				(15,058)
Stock based compensation			376				376
Net income for the period				3,115		3,115
Foreign Currency translation adjustment					96	96

Total comprehensive income						3,211	3,211

Balance at December 31, 2007	13,907,892	$1	$49,078	$4,095	$96		$53,270

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Acquisition of Summer Infant, Inc. by KBL Healthcare Acquisition Corp. II

        On March 6, 2007, under an Agreement and Plans of Reorganization, dated as of September 1, 2006 ("Acquisition Agreement"), KBL Healthcare Acquisition Corp. II ("KBL"), and its wholly owned subsidiary, SII Acquisition Corp. ("Acquisition Sub"), consummated a transaction by which (i) Summer Infant, Inc. ("Summer") was merged with and into Acquisition Sub and (ii) all of the outstanding capital stock of each of Summer Infant Europe, Limited ("SIE") and Summer Infant Asia, Ltd. ("SIA" and, collectively, with SII and SIE, the "Targets") was acquired directly by KBL. As used in this Report, the term "Summer" includes each of the Targets. As used in this Report, the term "Company" means the registrant on a post-acquisition basis. On March 7, 2007, the securities of the Company commenced listing on the Nasdaq Capital Market under the symbols SUMR (common stock), SUMRW (warrants) and SUMRU (units).

        Effective upon closing, the Company changed its name to Summer Infant, Inc. and Summer changed its name to Summer Infant (USA), Inc. Thus, the Company is now a holding company called Summer Infant, Inc. operating through its wholly-owned subsidiaries, Summer Infant (USA), Inc., Summer Infant Europe, Limited, and Summer Infant Asia, Ltd.

        At the closing of the acquisition, the Summer stockholders received from the Company an aggregate of $20,000,000 cash and 3,916,667 shares of Company common stock ("Transaction Shares"). The Summer stockholders also will be entitled to receive up to an additional aggregate of 2,500,000 shares of Company common stock ("Contingent Shares") in the event that the last sales price of Company common stock is equal to or exceeds $8.50 on any twenty (20) trading days during any thirty (30) consecutive trading day period commencing on the three-month anniversary of the closing of the acquisition and ending on April 20, 2009. The Summer stockholders also are entitled to receive cash payments equal to 50% of the difference between actual EBITDA (as defined in the Acquisition Agreement) for the years ended or ending December 31, 2006, 2007 and 2008 and prescribed EBITDA benchmarks for each of those years of $4,200,000, $10,000,000 and $15,000,000 respectively. These cash payments shall not exceed $5,000,000 in the aggregate for the three years. For the year ended December 31, 2006, the additional amount earned based on EBITDA was $234,000, which was paid in 2007. No amount was earned for the year ended December 31, 2007.

        Holders of 1,208,775 shares of KBL common stock voted against the acquisition and elected to convert their shares into a pro rata portion of the trust fund (approximately $5.69 per share or an aggregate of approximately $6,883,000). After giving effect to the (i) issuance of shares of common stock in the acquisition and (ii) conversion of shares, there are 13,907,892 shares of the Company's common stock outstanding.

        The Company prior to March 6, 2007 was in the development stage. Effective upon the acquisition of Summer, the Company is no longer a developmental stage company.

Nature of Operations and Basis of Presentation and Principles of Consolidation

        The Statement of Income for the year ended December 31, 2007 consists of the period from March 6, 2007 through December 31, 2007 for Summer plus the full year results of KBL. The acquisition of Summer by KBL occurred on March 6, 2007, and therefore the results of Summer are included from that date forward. The audited balance sheet and income statement as of and for the

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

year ended December 31, 2006 reflects the balance sheet and income statement of KBL on a stand alone basis on that date.

        It is the Company's policy to prepare its financial statements on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of its wholly-owned subsidiaries.

        All significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

        The Company follows the guidance of the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin 104 for revenue recognition. In general, the Company records revenue when persuasive evidence of an arrangement exists, product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. Sales are recorded net of provisions for returns and allowances, customer discounts, and other sales related discounts. The Company bases its estimates for discounts, returns and allowances on negotiated customer terms and historical experience. Customers do not have the right to return products unless the products are defective. The Company records a reduction of sales for estimated future defective product deductions based on historical experience.

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

Cash and Cash Equivalents

        For purposes of the statement of cash flows, cash and cash equivalents include money market accounts and investments with an original maturity of three months or less.

Trade Receivables

        Trade receivables are reported at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts. The Company estimates doubtful accounts based on historical bad debts, factors related to specific customers' ability to pay and current economic trends. The Company writes off accounts receivable against the allowance when a balance is determined to be uncollectible.

        The Company has a credit insurance policy to protect against potential losses up to stated amounts from certain customers.

Inventory

        Inventory is comprised of finished goods and is stated at the lower of cost using the first-in, first-out (FIFO) method, or market (net realizable value). The Company regularly reviews slow-moving and excess inventories, and writes down inventories to net realizable value if the ultimate expected proceeds from the disposals of excess inventory are less than the carrying cost of the merchandise.

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment

        Property and equipment are recorded at cost. The Company owns the molds used in the production of its products by third party manufacturers. Capitalized mold costs include costs incurred for the pre-production design and development of the molds.

        Depreciation is provided over the estimated useful lives of the respective assets using either straight-line or accelerated methods.

Goodwill and Other Intangible Assets

        The Company accounts for Goodwill in accordance with Financial Accounting Standards Board SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 142 requires that goodwill and intangible assets that have indefinite useful lives no longer be subject to amortization and be tested at least annually for impairment using discounted cash flows.

        The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered to be impaired when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition exceeds its carrying amount. The amount of impairment loss, if any, is measured as the difference between the net book value of the asset and its estimated fair value.

        Other intangible assets primarily include patents, licenses and brand name, which are the result of the acquisition of Summer by KBL.

        The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition of Summer by KBL. The fair values of intangible assets acquired were obtained through a third party valuation.

(in $000's)
Accounts receivable	$12,130
Inventory	10,061
Other current assets	1,500
Property and equipment	6,884
Brand Name	8,400
Patents and licenses	1,300
Goodwill	30,184
Other Assets	164

Total assets acquired	70,623

Debt	18,822
Other liabilities assumed	7,568

Total liabilities assumed	26,390

Net assets acquired	$44,233

        Goodwill and Brand Name have an indefinite life; Patents are amortized using a 5 year life.

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Goodwill at December 31, 2007 totals $30,820,000 and includes $636,000 of deferred taxes from KBL in addition to the goodwill acquired with the Summer Acquisition.

Proforma information:

        The following proforma information reflects the net revenues, net income, and per share amounts for the years ended December 31, 2007 and 2006 as if the KBL and Summer merger had been completed on January 1, 2006.

(Dollars in thousands)

	2007	2006
Proforma net revenues	$80,517	$52,197
Proforma net income	3,652	1,439
Proforma basic net income per share	$0.26	$0.10
Proforma diluted net income per share	$0.26	$0.10
Proforma weighted average shares—basic	13,908	13,908
Proforma weighted average shares—diluted	13,998	13,908

Income taxes

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

        Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence; it is more likely than not such benefits will be realized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses. No interest and penalties related to uncertain tax positions were accrued at December 31, 2007.

        The tax years 2004 through 2006 remain open to examination by the major taxing jurisdictions in which the Company operates. The Company expects no material changes to unrecognized tax positions within the next twelve months.

Translation of Foreign Currencies

        All assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at the exchange rate in effect at the end of the year and the income and expense accounts of these subsidiaries have been translated at average rates prevailing during each respective year. Resulting translation adjustments are made to a separate component of stockholders' equity within accumulated other comprehensive income.

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Shipping Costs

        Shipping costs are included in selling expenses and amounted to approximately $1,491,000 and $0 for the years ended December 31, 2007 and 2006, respectively.

Advertising Costs

        The Company charges advertising costs to expense as incurred. Advertising expense, which consists primarily of promotional and cooperative advertising allowances provided to customers, was approximately $5,145,000 and $0, for the years ended December 31, 2007 and 2006, respectively.

Selling Expenses

        The primary components of selling expense include shipping costs, as well as commissions and royalty based payments to third party vendors.

Accounting for Share Based Compensation

        Effective January 1, 2006, the began recording compensation expense associated with stock options in accordance with SFAS No. 123R, "Share Based Payment". The implementation of SFAS 123(R) resulted in an expense of approximately $376,000 in the consolidated statements of income for the year ended December 31, 2007. There were no options granted during the twelve month period ended December 31, 2006. The Company used the Black-Scholes option pricing model to measure the estimated fair value of the options granted.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

Net Income Per Share

        Basic earnings per share for the Company is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. The shares used in computing diluted earnings per share include 0 equivalent shares from warrants since they were anti-dilutive. Options to purchase 1,055,000 shares of the Company's common stock were not included in the calculation, due to the fact that these options were anti-dilutive for the year ended December 31, 2007.

New Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, and accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

November 15, 2007 and interim periods within those fiscal years. The Company is currently assessing the impact of SFAS No. 157 on its consolidated financial statements.

        In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), "Business Combinations", or SFAS No. 141(R). This statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS No. 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of SFAS No. 141(R) are effective for business combinations for which the acquisition date is after the fiscal year beginning December 15, 2008. The Company will adopt this statement, as applicable on January 1, 2009.

        In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, "Non-controlling Interests in Consolidated Financial Statements-An Amendment to Accounting Research Bulletin ("ARB") No. 51", or SFAS No. 160. This statement amends ARB No. 51, "Consolidated Financial Statements", to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement also amends certain of ARB No. 51's consolidation procedures for consistency with the requirements of SFAS No. 141(R). In addition, SFAS No. 160 also includes expanded disclosure requirements regarding interests of the parent and its non-controlling interest. The provisions of SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company will adopt this statement, as applicable, on January 1, 2009.

        The Company does not believe that any other recently issued, but not yet effective accounting standards will have a material effect on the Company's consolidated financial position, results of operations, or cash flows.

2. PROPERTY AND EQUIPMENT

        Property and equipment, at cost, consist of the following (in $000's):

	December
			Depreciation/ Amortization Period
	2007	2006
Computer hardware and software	$758	$6	5 years
Leasehold improvements	17		5 years
Machinery and equipment	106		7 years
Molds, tools and dies	4,503		5 years
Office equipment	420		7 years
Trade show equipment	165		5 years
Vehicles	41		5 years
Building	4,213

Subtotal	10,223	6
Less accumulated depreciation	944	1

Net Property and Equipment	$9,279	$5

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. PROPERTY AND EQUIPMENT (Continued)

        Property and equipment includes amounts acquired under capital leases of approximately $447,000 and $0 at December 31, 2007 and 2006, respectively, with related accumulated depreciation of approximately $125,000 and $0, respectively. Depreciation is included in general and administrative expenses in the accompanying consolidated statements of income.

3. OTHER INTANGIBLE ASSETS

        Other intangible assets consist of the following (in $000's):

December 31, 2007
Brand name	$8,400
Patents and Licenses	1,300

Subtotal	9,700
Less: Accumulated Amortization	(237)

$9,463

        Patents and Licenses are being amortized over five years. Brand name is considered an indefinite lived intangible asset.

        Amortization expense amounted to $237,000 and $0 for the years ended December 31, 2007 and 2006, respectively. Estimated amortization expense for the next five years is as follows (in $000's):

Year ending December 31,
2008	$260
2009	260
2010	260
2011	260
2012	23

Total	$1,063

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

        Accounts payable and accrued expenses consist of the following (in $000's):

	December 31,
	2007	2006
Accounts payable and accrued expenses	$12,203	$1,666
Customer advertising and allowances	1,757	0
Other (none in excess of 5% of current liabilities)	3,614	0

Total	$17,574	$1,666

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. LONG-TERM DEBT

        As of December 31, 2007, the Company had an outstanding term loan, due in 2017 of approximately $3,954,000 related to the construction of its new corporate headquarters/distribution center, which was completed in 2007. The interest rate has been fixed at 7.06%, and the building is the collateral for the note. The loan requires monthly payments of principal and interest. Aggregate maturities of long term debt related to this note are as follows (in $000's):

Year ending December 31,	2008	$97
	2009	105
	2010	112
	2011	121
	2012	130
	Thereafter	3,389

		$3,954

6. LINE OF CREDIT

        In July 2005, the Company entered into a revolving line of credit with a bank, which provides for borrowings based on levels of qualified trade receivables and inventory. The line of credit is secured by all assets of the Company. The line of credit was recently extended through June 30, 2009, and the maximum borrowings were increased to $25,000,000. Interest on the line of credit is payable at LIBOR plus 1.25%. There was approximately $17,591,000 outstanding on the Line of Credit as of December 31, 2007.

        In connection with the Line of Credit, the Company is subject to certain covenants, which require, among other things, a minimum senior debt to tangible net worth ratio as well as a certain level of net worth. The Company was in compliance with all covenants as of December 31, 2007.

7. INCOME TAXES

        Income tax expense (benefit) is summarized as follows (in $000's):

	Year Ended December 31,
	2007	2006
Current:
Federal	$815	$168
Foreign	342	—
State and Local	234	289

Total Current	1,391	457

Deferred (primarily federal)	287	(280)

Total expense	$1,678	$177

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INCOME TAXES (Continued)

        The tax effects of temporary differences that comprise the deferred tax liabilities and assets are as follows (in $000's):

	2007	2006
Assets (Liabilities)
Deferred tax asset-current:
Accounts receivable and inventory reserves	$134	$—

Deferred tax (liability) asset-non-current:
Expenses deferred for income tax purposes	—	351
Interest income deferred for reporting purposes	—	158
Intangible assets	(91)	—
Property, plant and equipment	(457)	—

Net deferred tax (liability) asset-non-current:	(548)	509

Net deferred income tax asset (liability)	$(414)	$509

        The following reconciles the income tax expense at the U.S. federal income tax statutory rate to that in the consolidated financial statements (in $000's):

	2007	2006
Tax expense at statutory rate	$1,598	$289
State income taxes, net of U.S. federal income tax benefit	269	212
Tax credits	(300)	—
U.S. tax on foreign operations	109	—
Non-deductible expenses	136	—
Permanent difference-tax free interest	(109)	(324)
Other	(25)	—

Total expense	$1,678	$177

8. STOCK OPTIONS

        The Company has granted stock options under its 2006 Performance Equity Plan ("2006 Plan"). Under the 2006 Plan, awards may be granted to participants in the form of Non-Qualified Stock Options, Incentive Stock Options, Restricted Stock, Deferred Stock, Stock Reload Options and other stock-based awards. Subject to the provisions of the plan, awards may be granted to employees, officers, directors, advisors and consultants who are deemed to have rendered or are able to render significant services to the Company or its subsidiaries and who are deemed to have contributed or to have the potential to contribute to the Company's success. Incentive stock options may only be awarded to individuals who are employees at the time of grant.

        Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R), using the modified prospective transition method. The adoption of SFAS 123(R) resulted in share-based compensation expense for the years ended December 31, 2007 and 2006 of $376,000 and $0, respectively. Stock based compensation expense is included in selling, general and administrative expenses.

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. STOCK OPTIONS (Continued)

        The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Because the Company's common shares have only traded publicly since April 2005, expected volatility for the year ended December 31, 2007 is estimated based on an arithmetic average of the volatility of four publicly-traded companies that operate in Summer's industry or sell into similar markets. Summer has insufficient history by which to estimate the expected term of the options, but used an estimate for grants of "plain vanilla" stock options based on a formula prescribed by the Securities and Exchange Commission's Staff Accounting Bulletin No. 107. Because Summer's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company's stock options.

        The following table summarizes the assumptions used for options granted during the year ended December 31, 2007. There were no option grants during the year ended December 31, 2006.

Expected life (in years)	3.5 to 5.5
Risk-free interest rate	4.50% and 4.75%
Volatility	25.0%
Dividend yield	0

        A summary of the status of the Company's options as of December 31, 2007 and changes during the year then ended is presented below:

	Number Of Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	0	$—
Granted	1,074,200	$5.23
Canceled	(19,200)	$5.20

Outstanding at end of year	1,055,000	$5.22

Options exercisable at December 31, 2007	125,000	$5.25

Weighted-average fair value of options granted during the period		$5.23

        The aggregate intrinsic value of options outstanding at December 31, 2007 was $0.

        The aggregate fair value of options granted during the year ended December 31, 2007 was approximately $1,663,000.

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. STOCK OPTIONS (Continued)

        The following table summarizes information about stock options at December 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$5.25	500,000	9.2	$5.25	125,000	$5.25
$5.20	475,200	9.5	$5.20	0	$5.20
$5.21	79,800	9.8	$5.21	0	$5.21

	Number of Options	Grant Date Fair Value	Remaining Contractual Life
Non-Vested options at December 31, 2006	0	$—
Options Granted	1,074,200	$1.55	9.5
Options Vested	(125,000)	$1.34	9.2
Options forfeited	(19,200)	1.73	9.5

Non-Vested options at December 31, 2007	930,000	$1.57	9.5

        As of December 31, 2007, there was approximately $1,231,000 of unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 3.5 years. The total fair value of options vested during the year ended December 31, 2007 was approximately $168,000.

9. WARRANTS

        The Company had 18,400,000 redeemable common stock purchase warrants (the "Warrants") outstanding at December 31, 2006. Each Warrant entitles the holder to purchase one share of common stock at an exercise price of $5.00 per share. The Warrants expire in April 2009. The Warrants are redeemable at a price of $0.01 per Warrant, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period. In November, 2007, the Company completed a tender offer to all warrant holders to purchase each warrant for $1.00. The total number of warrants tendered was 14,766,047. The Company used a combination of cash on hand plus amounts available under its line of credit to fund the tender offer. The number of warrants outstanding after the tender offer was 3,633,953. The amount paid to the warrant holders who tendered their warrants, plus legal and other expenses incurred in completing the tender offer, totaled $15,058,000 and was charged to additional paid in capital.

10. CAPITAL LEASE OBLIGATIONS

        The Company leases various equipment under capital leases, which expire during 2009 and 2010.

        The leases require monthly payments of principal and interest, imputed at interest rates ranging from 3% to 13% per annum.

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. CAPITAL LEASE OBLIGATIONS (Continued)

        The capital lease liability balance of $288,000 is included in liabilities on the consolidated balance sheets as of December 31, 2007 (of which $120,000 is included in long term debt, and the balance is in current liabilities).

11. PROFIT SHARING PLAN

        Summer Infant (USA), Inc maintains a defined contribution salary deferral plan (the Plan) under Section 401(k) of the Internal Revenue Code. All employees who meet the Plan's eligibility requirements can participate. Employees may elect to make contributions up to 25% of their compensation. In 2007, the Company adopted a matching plan which was funded throughout the year. During the year ended December 31, 2007, the Company charged $68,000 to selling, general and administrative expenses. There was no contribution in 2006.

12. MAJOR CUSTOMERS

        Net revenues to three customers comprised approximately 42%, 15% and 13% of net revenues for the year ended December 31, 2007, respectively. Amounts due from these customers comprised approximately 70% of trade receivables at December 31, 2007.

13. COMMITMENTS AND CONTINGENCIES

Royalty Commitments

        Summer Infant (USA), Inc has entered into various license agreements with third parties for the use of product designs for the products manufactured by the Company. These agreements have termination dates through August, 2013. Royalty expense under these licensing agreements for the year ended December 31, 2007 was approximately $149,000.

Customer Agreements

        The Company enters into annual agreements with its customers in the normal course of business. These agreements define the terms of product sales including in some instances cooperative advertising costs and product return privileges (for defective products only) or defective allowances (which are based upon historical experience). These contracts are generally annual in nature and obligate the Company only as to products actually sold to the customer.

License Agreements and Lease Commitments

        During 2005, Summer Infant (USA), Inc entered into formal contracts with providers of long distance communications, electronic data interchange services, telephone and communication equipment, and computer equipment. These contracts in the aggregate represent minimum monthly payments of approximately $4,000 which expire at various times through November 2009.

        Summer Infant (USA), Inc leases an office under a one year non cancelable operating lease agreement which requires monthly payments of approximately $1,000 through June 2007. Summer Infant (USA) also leases an office under a separate three year agreement which requires monthly payments of $3,000 through September 2010.

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. COMMITMENTS AND CONTINGENCIES (Continued)

        Summer Infant (USA) leases certain vehicles under non-cancelable operating lease agreements. These leases are for a three-year term requiring monthly payments of approximately $3,000 through April 2010.

        Summer Europe leases office space under a non-cancelable operating lease agreement. This lease is for a five-year term through June 2008, and requires monthly payments of approximately $1,000. In addition, Summer Europe is required to pay its proportionate share of common area maintenance expenses, utilities, and increases in property taxes.

        In April 2007, Summer Europe leased a second office location under a non-cancelable operating lease agreement. This lease is for a five-year term through April 2012, and requires monthly payments of approximately $5,000. In addition, Summer Europe is required to pay its proportionate share of property taxes.

        During March 2006, Summer Infant (USA) entered into a three-year lease for warehouse space under a non-cancelable operating lease agreement expiring April 2009. The Company is obligated as part of the lease to pay maintenance expenses as well as property taxes and insurance costs, as defined in the agreement. Monthly payments for the initial year are approximately $27,000, and escalate over the course of the lease term. Summer Infant (USA) has the option to renew this lease for two additional periods of three years under the same terms and conditions.

        During September 2007, Summer Infant (USA) entered into a two year lease for warehouse space under a non-cancelable operating lease agreement expiring in Aug 2009. The Company is obligated as part of the lease to pay maintenance expenses, as defined in the agreement. Monthly payments for the two year agreement are approximately $16,000.

        During December 2007, Summer Infant (USA) entered into a three year lease for warehouse space under a non-cancelable operating lease agreement expiring in February 2011. Summer Infant (USA) is obligated as part of the lease to pay maintenance expenses as well as property taxes and insurance costs, as defined in the agreement. Monthly payments for the initial year are approximately $70,000, and escalate over the course of the lease term. Summer Infant (USA) has the option to renew this lease for one additional period of three years under the same general terms and conditions.

        During November 2007, Summer Asia entered into a two year office lease which requires monthly payments of $3,000 through October 2009.

        Approximate future minimum rentals due under these leases are as follows as of December 31, 2007 (in $000's):

Year Ending
December 31, 2008	$1,296
December 31, 2009	1,091
December 31, 2010	847
December 31, 2011	144

total	$3,378

        Rent Expense for the year ended December 31, 2007 totaled $664,000. There was no Rent Expense in 2006.

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. COMMITMENTS AND CONTINGENCIES (Continued)

Employment Contracts

        In accordance with UK and EU law, Summer Europe has employment contracts with all employees. In connection with these contracts, SIE is required to fund the individual pension contributions of certain employees at varying rates from 5% to 10% of the employee's annual salary, as part of their total compensation package. These pension contributions are expensed as incurred. There are no termination benefit provisions in these contracts.

Litigation

        The Company is involved in various claims and legal actions arising in the ordinary course of business. Management is of the opinion that the ultimate outcome of these matters would not have a material adverse impact on the financial position of the Company or the results of its operations.

        In August 2006, Dorel Juvenile Group, Inc. ("Dorel") filed a complaint in the United States District Court for the Southern District of Indiana against Lois DiMartinis, a current employee of Summer, claiming, among other things, that she breached her non-disclosure obligations by taking confidential information with her when departing employment from Dorel, and that she would inevitably disclose confidential information in the course of performing duties for her new employer, Summer. Dorel, in its complaint, accused Summer of engaging in a pattern of hiring employees from Dorel for the purpose of obtaining Dorel's confidential information for use in Summer's product designs and business. On October 20, 2006, the court denied Dorel's motion for preliminary injunction, finding that Dorel was not reasonably likely to succeed on the merits of its case. Dorel has appealed the court's decision. In December 2007, the Company and Dorel entered into a confidential settlement agreement pursuant to which this litigation was dismissed. The terms of the settlement agreement were not material to the Company's financial position or results of operations.

14. GEOGRAPHICAL INFORMATION

        The Company distributes branded durable baby products throughout the United States, Canada and the United Kingdom.

        The following is a table that presents net revenue by geographic area (in $000's):

	Year ended December 31,
	2007	2006
North America	$62,264	$0
Europe	5,853	0

	$68,117	$0

        The following is a table that presents total assets by geographic area (in $000's):

	December 31,
	2007	2006
North America	$89,643	$53,108
Europe	3,514	—
Asia	68	—

	$93,225	$53,108

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Summer Infant, Inc. and Affiliates

        We have audited the accompanying combined balance sheets of Summer Infant, Inc. and Affiliates as of March 6, 2007 and December 31, 2006, and the related combined statements of income, cash flows and stockholders' equity for the period from January 1, 2007 through March 6, 2007, and each of the two years in the period ended December 31, 2006. These combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

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

        In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of Summer Infant, Inc. and Affiliates as of March 6, 2007 and December 31, 2006 and the results of their operations and their cash flows for the period from January 1, 2007 through March 6, 2007 and each of the two years in the period ended December 31, 2006 in conformity with United States generally accepted accounting principles.

/S/ GOLDSTEIN GOLUB KESSLER LLP

New York, New York
November 30, 2007

Summer Infant, Inc. and Affiliates

Combined Balance Sheets

(Dollars in thousands)

	March 6, 2007	December 31, 2006	December 31, 2005
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$867	$715	$1,115
Trade Receivables	12,130	8,915	6,210
Inventory	10,061	11,075	7,860
Prepaids and Other Current Assets	635	252	199

TOTAL CURRENT ASSETS	23,693	20,957	15,384
Property and Equipment, net	6,884	6,139	2,440
Goodwill	92	92	92
Intangible Assets, net	73	75	91

TOTAL ASSETS	$30,742	$27,263	$18,007

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Line of Credit	$14,992	$11,342	$7,087
Accounts Payable and Accrued Expenses	7,568	8,533	7,615
Current Portion of Long Term Liabilities	3,712	3,274	280

TOTAL CURRENT LIABILITIES	26,272	23,149	14,982
Long Term Liabilities, less Current Portion	118	132	560

TOTAL LIABILITIES	26,390	23,281	15,542
Minority Interest	731	629	370
STOCKHOLDERS EQUITY
Common Stock	76	76	76
Additional Paid in Capital	144	144	144
Retained Earnings	3,282	3,008	1,884
Accumulated Other Comprehensive Income (Loss)	119	125	(9)

TOTAL STOCKHOLDERS' EQUITY	3,621	3,353	2,095

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$30,742	$27,263	$18,007

See notes to combined financial statements

Summer Infant, Inc. and Affiliates

Combined Statements of Income

(Dollars in thousands)

	January 1, 2007 through March 6, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Net revenues	$12,400	$52,197	$35,535
Cost of goods sold	7,681	31,873	23,008

GROSS PROFIT	4,719	20,324	12,527
Selling, general and administrative expenses	3,508	17,172	10,559

INCOME BEFORE INTEREST	1,211	3,152	1,968
Interest expense	220	938	451

INCOME BEFORE TAXES AND MINORITY INTEREST	$991	$2,214	$1,517
Income tax expense	—	26	31

NET INCOME BEFORE MINORITY INTEREST	991	2,188	1,486
Minority interest in net income of affiliates	102	259	161

Net income	$889	$1,929	$1,325

Net income per share—Summer Infant, Inc.	$1,302	$2,833	$1,573
Net Income per share—Summer Infant Europe	$260	$3,202	$1,008
Net Income (loss) per share—Summer Infant Asia	$—	$(28)	$18
Net Income per share—Summer Infant, Inc. and Affiliates	$83	$179	$123

See notes to combined financial statements

Summer Infant, Inc. and Affiliates

Combined Statements of Cash Flows

(Dollars in thousands)

	For the period ended
	March 6, 2007	December 31, 2006	December 31, 2005
Cash flows from operating activities:
Net income	$889	$1,929	$1,325
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	198	668	411
Minority interest in net income of affiliates	102	259	161
Changes in assets and liabilities
Increase in accounts receivable	(3,215)	(2,648)	(2,747)
Decrease (increase) in inventory	1,014	(3,354)	(2,881)
Increase (decrease) in accounts payable	(1,433)	704	1,514
Increase in accrued expenses	468	463	77
Increase in prepaids and other assets	(383)	(35)	(108)

Net cash used in operating activities	(2,360)	(2,014)	(2,248)

Cash flows from investing activities:
Acquisitions of property and equipment	(939)	(4,213)	(1,972)
Acquisitions of intangible assets			(9)

Net cash used in investing activities	(939)	(4,213)	(1,981)

Cash flows from financing activities:
Net borrowings on line of credit	3,650	4,255	5,087
Principal payments on note payable		(217)	(115)
Principal payments on capital leases	(14)	(22)	(8)
Borrowings under note payable	438	2,574
Payments made on stockholder loans			(68)
Contribution of capital			87
Distributions to stockholders	(615)	(811)	(378)

Net cash provided by financing activities	3,459	5,779	4,605

Effect of exchange rate changes on cash	(8)	48	(4)

Net increase (decrease) in cash and cash equivalents	152	(400)	372
Cash and cash equivalents at beginning of period	715	1,115	743

Cash and cash equivalents at end of period	$867	$715	$1,115

Supplementary Disclosures of Cash Flow Information:
Cash paid during the period for interest	$106	$910	$451
Supplementary schedule of non-cash investing and financing activity:
Capital lease obligations incurred	$196	$209	$108

See notes to combined financial statements

Summer Infant, Inc. and Affiliates

Combined Statements of Stockholders' Equity

(Dollars in thousands)

	Common Stock
			Additional Paid in Capital	Retained Earnings	Accumulated other Comprehensive Income (Loss)	Comprehensive Income	Total Stockholders Equity
	Shares	Amount
Balance at December 31, 2005	10,766	$76	$144	$1,884	$(9)	$1,875	$2,095

Stockholder distributions				(805)			(805)
Net Income for the year				1,929		1,929

Foreign currency translation adjustment					134	134

Total comprehensive income						2,063	2,063

Balance at December 31, 2006	10,766	$76	$144	$3,008	$125		$3,353

Stockholder distributions				(615)			(615)
Net Income for the period				889		889
Foreign currency translation adjustment					(6)	(6)

Total comprehensive income						883	883

Balance at March 6, 2007	10,766	$76	$144	$3,282	$119		$3,621

See notes to combined financial statements

SUMMER INFANT, INC. AND AFFILIATES

NOTES TO COMBINED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and basis of presentation

        Summer Infant, Inc. and Affiliates (the "Company") consists of four companies, affiliated through substantial common ownership. The four companies are under common control through the majority voting ownership of the largest shareholder, Jason Macari. This shareholder owns 90% of Summer Infant Inc, Summer Asia,and Summer Realty, and 80% of Summer Europe. The Company is engaged in the design, marketing and distribution of branded durable baby products sold principally through large retailers in North America and the United Kingdom. The four companies are: (i) Summer Infant, Inc. ("SummerUS"), a Rhode Island corporation located in Slatersville, Rhode Island, incorporated in 2001; (ii) Summer Infant Europe Limited ("SummerEurope"), a UK limited liability corporation located in suburban London incorporated in 2002; (iii) Summer Infant Asia Limited ("SummerAsia"), a Hong Kong limited liability corporation located in Hong Kong, incorporated in 2002; and (iv) Faith Realty, LLC ("SummerRealty"), a Rhode Island limited liability company incorporated in 2005.

        All significant intercompany accounts and transactions have been eliminated in the combined financial statements.

Revenue Recognition

        The Company follows the guidance of the Securities and Exchange Commission' ("SEC") Staff Accounting Bulletin 104 for revenue recognition. In general, the Company records revenue when persuasive evidence of an arrangement exists, product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. Sales are recorded net of provisions for returns and allowances, customer discounts, and other sales related discounts. The Company bases its estimates for discounts, returns and allowances on negotiated customer terms and historical experience. Customers do not have the right to return products unless the products are defective. The Company records a reduction of sales for estimated future defective product deductions based on historical experience.

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

Cash and Cash Equivalents

        For purposes of the statement of cash flows, cash and cash equivalents include money market accounts and investments with an original maturity of three months or less.

Trade Receivables

        Trade receivable are reported at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts. The Company estimates doubtful accounts based on historical bad debts, factors related to specific customers' ability to pay and current economic trends. The Company writes off accounts receivable against the allowance when a balance is determined to be uncollectible.

SUMMER INFANT, INC. AND AFFILIATES

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The Company has a credit insurance policy to protect against potential losses up to stated amounts from certain customers.

Inventory

        Inventory is comprised of finished goods and is stated at the lower of cost using the first-in, first-out (FIFO) method, or market (net realizable value). The Company regularly reviews slow-moving and excess inventories, and writes down inventories to net realizable value if the ultimate expected proceeds from the disposals of excess inventory are less than the carrying cost of the merchandise.

Property and Equipment

        Property and equipment are recorded at cost. The Company owns the molds used in the production of its products by third party manufacturers. Capitalized mold costs include costs incurred for the pre-production design and development of the molds.

        Depreciation is provided over the estimated useful lives of the respective assets using either straight-line or accelerated methods.

Impairment of Long-Lived Assets

        The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement requires that the long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value less costs to sell. Assets to be disposed of are reported at the lower of the carrying value or fair value less costs to sell.

Goodwill

        The Company accounts for Goodwill in accordance with Financial Accounting Standards Board SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 142 requires that goodwill and intangible assets that have indefinite useful lives no longer be subject to amortization and be tested at least annually for impairment.

        Impairment exists if the carrying value of the reporting unit exceeds the fair value of the reporting unit. The Company believes no impairment existed at March 6, 2007 or December 31, 2006 based on discounted cash flows projection.

Intangible Assets

        Intangible assets include patents, licenses and design rights, which the Company acquired in connection with certain patented products.

        These intangible assets are amortized on a straight-line basis over the estimated useful lives of the various assets (5-10 years). The Company's management regularly reviews the carrying value of these

SUMMER INFANT, INC. AND AFFILIATES

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

assets for impairment and decline in value. As of March 6, 2007 and December 31, 2006, no impairment existed with respect to these assets based on a discounted future cash flows projection.

Income Taxes

        SummerUS has elected to have their incomes taxed under the provisions of Subchapter S of the Internal Revenue Code. SummerRealty is a Limited Liability Company. Accordingly, the individual stockholders or members are taxed on their proportionate share of the taxable income of SummerUS and SummerRealty in lieu of the corporation or LLC paying income taxes. Therefore, no provision or liability for income taxes is reflected in these financial statements for SummerUS and SummerRealty. SummerEurope and SummerAsia are subject to corporation taxes in the United Kingdom and Hong Kong, respectively, at the enacted tax rates at the balance sheet date. Accordingly, provisions have been made for corporation taxes in these countries in the financial statements of the Company.

Minority Interest

        On the combined statements of income, Minority Interest in Net Income of Affiliates represents the portion of the combined net income of all four companies that is owned by the two minority shareholders. On the combined balance sheets, Minority Interest represents the cumulative total of the Minority Interest in Net Income of Affiliates as of the appropriate balance sheet date.

Concentrations of Credit Risk

        Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and trade receivables. The Company maintains all cash deposits with financial institutions with a portion in excess of federally insured limits at various times during the year. The Company has not experienced any losses on these accounts. Concentration of credit risk with respect to trade receivables is limited to some degree by credit terms and the dispersion of customers across different geographic areas and the Company's credit insurance policy to protect against potential losses up to stated amounts from certain customers. The Company continuously evaluates the creditworthiness of its customers and monitors their payment patterns. The Company's largest customers are major publicly held retailers.

Shipping Costs

        Shipping costs are included in selling expenses and amounted to approximately $149,000, $1,054,000 and $549,000 for the period January 1, 2007 through March 6, 2007 and the years ended December 31, 2006 and 2005 respectively.

Translation of Foreign Currencies

        The assets and liabilities of SummerEurope and SummerAsia have been translated into U.S. dollars at period-end and year -end exchange rates. Substantially all of the commercial activity of the Company is denominated in U.S. dollars. All assets and liabilities of the Company's foreign affiliates are translated into U.S. dollars at the exchange rate in effect at the end of the period and year end respectively, and the income and expense accounts of these affiliates have been translated at average rates prevailing during each respective period end and year-end. Resulting translation adjustments are

SUMMER INFANT, INC. AND AFFILIATES

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

made to a separate component of stockholders' equity within accumulated other comprehensive income.

Advertising Costs

        The Company charges advertising costs to expense as incurred. Advertising expense, which consists primarily of promotional and cooperative advertising allowances provided to customers, was $749,000, $2,814,000 and $1,714,000 for the period January 1, 2007 through March 6, 2007 and the years ended December 31, 2006 and 2005 respectively.

Selling Expenses

        The primary components of selling expense include shipping costs, as well as commissions and royalty based payments to third party vendors.

Professional Fees

        Professional fees for the period January 1, 2007 through March 6, 2007 and the years ended December 31, 2006 and 2005 totaled $72,000, $1,354,000 and $256,000 respectively. The majority of these expenses in fiscal 2006 related to fees incurred as a result of the Company's proposed merger transaction (see Note 14), and professional fees incurred in conjunction with the development of a soft goods product line.

Product Liability and Warranty Reserves

        The Company maintains insurance to protect against product liability claims. Premiums are charged as an expense during the period of coverage. In the normal course of business, the Company may offer warranties on certain of its products, generally limited to product replacement. A reserve would be recorded if the Company's experience (including industry data) showed that there was a material exposure related to certain types of products; this experience would include looking at actual claims experience and other factors. To the extent the Company establishes that a material liability exists, a reserve is established and would be included in accrued liabilities. No liability was provided at March 6, 2007 and December 31, 2006 based on the historical claims experience of the Company.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Net Income Per Share

        Basic earnings per share for the Company is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share has not been presented in the accompanying combined statement of income since the Company has no options, warrants and other potential common stock outstanding during the periods.

SUMMER INFANT, INC. AND AFFILIATES

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Basic earnings (loss) per share for each affiliate is computed by dividing net income for each affiliate by the weighted average number of shares of common stock outstanding during the period for each period.

        The following is a table that presents the net income (loss) and weighted average number of shares for each affiliate for each period (net income amounts in $000's):

		Year ended December 31,
	January 1, 2007, through March 6, 2007
		2006	2005
Summer Infant, Inc.
Net Income	$964	$1,887	$1,047
Weighted average number of shares	666	666	666
Summer Infant Europe
Net Income	$26	$320	$101
Weighted average number of shares	100	100	100
Summer Infant Asia
Net Income (loss)	$1	$(278)	$177
Weighted average number of shares	10,000	10,000	10,000

New Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised in 2004), "Share Based Payment" ("SFAS 123(R)"), which superceded SFAS No. 123, "Accounting for Stock-Based Compensation", and APB Opinion No. 25, "Accounting for Stock Issued to Employees." FAS No. 123(R) requires the recognition of stock-based compensation expense in the financial statements. Effective January 1, 2006, the Company adopted FAS No. 123(R). The implementation of FAS 123(R) had no impact on the combined financial statements of income for the period of January 1, 2007, through March 6, 2007, since there are no stock options issued or outstanding.

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

        In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes"—an Interpretation of FASB Statement No. 109" ("FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected

SUMMER INFANT, INC. AND AFFILIATES

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently reviewing this new standard to determine its effects, if any, on the Company's results of operations or financial position.

        The Company does not believe that any other recently issued, but not yet effective accounting standards will have a material effect on the Company's consolidated financial position, results of operations or cash flows.

        Certain prior year amounts have been reclassified to conform to current period presentation.

2. PROPERTY AND EQUIPMENT

        Property and equipment, at cost, consist of (in $000's):

	March 6, 2007	December 2006	Depreciation/ Amortization Period
Computer hardware and software	$755	$706	5 years
Leasehold improvements	44	44	5 years
Machinery and equipment	81	81	7 years
Molds, tools and dies	3,810	3,564	5 years
Office equipment	128	79	7 years
Trade show equipment	131	131	5 years
Vehicles	67	67	5 years
Construction in progress	3,365	2,770

Property and Equipment at cost	8,381	7,442
Less accumulated depreciation	1,497	1,303

Property and Equipment, net	$6,884	$6,139

        Property and equipment includes amounts acquired under capital leases of approximately $271,000 at March 6, 2007 and December 31, 2006, with related accumulated depreciation of approximately $60,000 and $51,000 respectively. Depreciation is included in general and administrative expenses in the accompanying combined statements of income.

3. GOODWILL AND INTANGIBLE ASSETS

        Intangible assets consist of the following (in $000's):

	March 6, 2007	December 31, 2006
Patents and Licenses	$18	$18
Product Design Rights	139	139

Intangible assets at cost	157	157
Less: Accumulated Amortization	84	82

Intangible assets, net	$73	$75

SUMMER INFANT, INC. AND AFFILIATES

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

3. GOODWILL AND INTANGIBLE ASSETS (Continued)

        Patents and Licenses were being amortized over eight years, and Product Design Rights were being amortized over ten years.

        Amortization expense amounted to $2,000 $16,000 and $16,000 for the period of January 1, 2007 through March 6, 2007, and for years ended December 31, 2006 and 2005 respectively. Estimated amortization expense for the next five years is as follows (in $000's):

Year ending December 31,
2007	$16
2008	16
2009	16
2010	16
2011	9

Total	$73

4. ACCRUED EXPENSES

        Accrued expenses consist of the following (in $000's):

	January 1,2007 Through March 6, 2007	December 31, 2006
Customer advertising and allowances	$954	$960
Other (none in excess of 5% of current liabilities)	1,088	614

Total	$2,042	$1,574

5. LOANS PAYABLE

        In October 2003, the company entered into a term loan with a bank in the amount of $1,150,000. Borrowings under this loan bear interest at 5.92% per annum. Interest expense related to this loan for the years ended December 31, 2005 totaled $30. The loan was paid off in June 2005.

        In March 2005, the company entered into a subordinated term loan payable as follows (in $000's):

	March 6, 2007	December 31, 2006
Note payable, $1,050; 45 months, to a business development company. Monthly principal installments of $23 plus interest at a rate of 12%; secured by all business assets and the personal guarantee of the majority stockholder (see Note 6)	$490	$560
Less current portion of long-term debt	490	560

Long-term debt, less current portion	$0	$0

        Interest expense related to this note payable for the period of January 1, 2007 through March 6, 2007 was $35,000, and the expense for the year ended December 31, 2006 was $195,000 and for the year ended December 31, 2005 the expense was $94,000.

SUMMER INFANT, INC. AND AFFILIATES

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

5. LOANS PAYABLE (Continued)

        In addition to the required monthly principal and interest payments, the Company was required to make an additional payment to the holder of the note on a quarterly basis. This payment was calculated based on 0.25% of the net sales of Summer US for the preceding quarter and was payable within 45 days of the close of the quarter. These payments, which are included in interest expense on the accompanying combined statement of income for the period of January 1, 2007 through March 6, 2007, totaled $25,000, payments for the year ended December 31, 2006 amounted to $113,000 and for the year ended December 31, 2005 payments amounted to $61,000.

        On February 9, 2006, Summer Realty entered into a bridge loan agreement with a financial institution to borrow $500,000 to fund construction costs related to building of the new corporate headquarters. The agreement requires interest only payments (based on a floating or fixed rate based on LIBOR) through April 30, 2006, at which point the agreement was scheduled to mature and all unpaid principal was due and payable in full. This original bridge loan was extended on several occasions throughout 2006, with increased levels of borrowing approved by the bank. On December 21, 2006, Summer Realty entered into a construction loan agreement for $3,145,000. The terms of this loan called for interest only payments until June 21, 2007. As of March 6, 2007, $3,145,000 has been advanced from this loan to fund construction and is included in current portion of long term debt on the balance sheet. The company did convert this loan to a permanent mortgage at the end of the construction period subsequent to March 6, 2007.

6. LINE OF CREDIT

        In October 2003, the company entered into a revolving line of credit with a bank which provided for working capital needs having maximum borrowings of $5,000,000 for the year ended December 2005. Borrowings under the line of credit bore interest at the bank's prime lending rate plus .125% (6.125% as of June 2005). Interest expense related to this line of credit was $99,000 for the year ended December 31, 2005. The line of credit was paid off in full in June 2005.

        In July, 2005, the Company entered into a revolving line of credit with another bank which expired on June 30, 2007. This Line of Credit provided for borrowings based on levels of qualified accounts receivable and inventory held by SummerUS and SummerEurope. The Line of Credit was secured by all assets of the Company. Interest on the Line of Credit was payable at prime (8.25% at March 6, 2007, less .25%) and (5.32% at December 31, 2006 and 4.9% at December 31, 2005) plus 1.75%. Amounts outstanding under this agreement were $14,992,000 at March 6, 2007 and $11,342,000 at December 31, 2006. Interest expense related to this line of credit for the period of January 1, 2007 through March 6, 2007 was $183,000, for the year ended December 31, 2006 interest was $734,000 and for the year ended December 31, 2005 interest was $162,000.

        The line of credit is included in current liabilities in the combined balance sheets. As of January 1, 2006, the maximum allowable borrowings on the Line of Credit was increased to $11,000,000 and in December 2006, the maximum allowable borrowings was further increased to $17,000,000 and the expiration date was extended to June 30, 2007. As of March 6, 2007, the maximum available borrowings were $17,000,000 and the expiration date was June 30, 2007, which subsequently was increased to $22,000,000 with an expiration of June 30, 2009.

SUMMER INFANT, INC. AND AFFILIATES

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

7. CAPITAL LEASE OBLIGATIONS

        The company leases various equipment under capital leases, which expire during 2008 and 2009. The leases require monthly payments of principal and interest, imputed at interest rates ranging from 3% to 13% per annum.

        The capital lease liability balance of $195,000 is included in liabilities on the combined balance sheets as of March 6, 2007, (of which $118,000 is included in Long Term Debt, and the balance is in current liabilities).The minimum future lease payments, including principal and interest, are $211,000.

8. RELATED PARTY TRANSACTIONS

        In 2001 the majority stockholder of the Company provided a loan to the Company in the amount of $68,000. This loan included interest at the rate of 8% per annum and had no stated repayment terms and was due on demand. The note was paid off in March 2005. Interest expense amounted to $1,000 for the year ended December 31, 2005.

9. PROFIT SHARING PLAN

        SummerUS maintains a defined contribution salary deferral plan (the Plan) under Section 401(k) of the Internal Revenue Code. All employees who meet the Plan's eligibility requirements can participate. Employees may elect to make contributions up to 25% of their compensation. The Company did not make contributions to the plan for the period ended March 6, 2007 and the years ended December 31, 2006 and 2005. In 2007, the company has adopted a matching plan which will be funded throughout the year.

10. MAJOR CUSTOMERS

        Sales to three customers comprised approximately 46%, 14% and 11% of net revenues for the period January 1, 2007 through March 6, 2007. Amounts due from these customers comprised approximately 74% of trade receivables at March 6, 2007.

        Sales to three customers comprised approximately 41%, 21% and 11% of net revenues for the year ended December 31, 2006; amounts due from these customers comprised approximately 84% of trade receivables at December 31, 2006.

        Sales to two customers comprised approximately 50% and 19% of net revenues for the year ended December 31, 2005; amounts due to these customers comprised approximately 81% of trade receivables at December 31, 2005.

11. COMMITMENTS AND CONTINGENCIES

Royalty Commitments

        SummerUS has entered into various license agreements with third parties for the use of product designs for the products manufactured by the Company. These agreements have termination dates through August, 2013. Royalty expense under these licensing agreements for the period January 1, 2007 through March 6, 2007, was approximately $17,000, and for the year ended December 31, 2006 and December 31, 2005 royalty expense was approximately $213,000 and $442,000 respectively.

SUMMER INFANT, INC. AND AFFILIATES

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

11. COMMITMENTS AND CONTINGENCIES (Continued)

Customer Agreements

        The Company enters into annual agreements with its customers in the normal course of business. These agreements define the terms of product sales including in some instances cooperative advertising costs and product return privileges (for defective products only) or defective allowances (which are based upon historical experience). These contracts are generally annual in nature and obligate the Company only as to products actually sold to the customer.

License Agreements and Lease Commitments

        During 2005, SummerUS entered into formal contracts with providers of long distance communications, electronic data interchange services, telephone and communication equipment, and computer equipment. These contracts in the aggregate represent minimum monthly payments of $4,000 which expire at various times through November 2009.

        SummerUS leased its current headquarters under a one-year non-cancelable operating lease agreement which required monthly payments of approximately $9,000 through September 2006. Subsequent to September 2006, the Company was leasing the building on a month to month basis, with the intention being to move into its new building when construction was completed in March/April 2007. Under a separate one-year agreement, SummerUS leases a warehouse which requires monthly payments of approximately $3,000 through March 2006. Subsequent to March 2006 SummerUS has continued to lease the warehouse space month to month.

        Summer US leased an office under a one year non cancelable operating lease agreement which required monthly payments of approximately $1,000 through June 2007.

        SummerUS leases certain vehicles under non-cancelable operating lease agreements. These leases are for a three-year term requiring monthly payments of approximately $2,000 through October 2008.

        SummerEurope leases office space under a non-cancelable operating lease agreement. This lease is for a five-year term through June 2008, and requires monthly payments of approximately $1,000. In addition, SummerEurope is required to pay its proportionate share of common area maintenance expenses, utilities, and increases in property taxes.

        During March 2006, SummerUS entered into a three-year lease for warehouse space under a non-cancelable operating lease agreement expiring April 2009. The Company is obligated as part of the lease to pay maintenance expenses as well as property taxes and insurance costs, as defined in the agreement. Monthly payments for the initial year are $27,000, and escalate over the course of the lease term. SummerUS has the option to renew this lease for two additional periods of three years under the same terms and conditions.

        Total rent expense under non-cancelable leases and lease agreements was approximately $115,000, $376,000 and $132,000 for the period January 1,2007, through March 6, 2007, and for the years ended December 31, 2006 and December 31, 2005.

SUMMER INFANT, INC. AND AFFILIATES

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

11. COMMITMENTS AND CONTINGENCIES (Continued)

        Approximate future minimum rental payments due under these leases are as follows (in $000's):

Year Ending
December 31, 2007	$395
December 31, 2008	370
December 31, 2009	93

$858

Employment Contracts

        SummerUS has an agreement with a certain executive through February 2008, which provides for aggregate annual compensation totaling approximately $150,000 in 2007, and $25,000 in 2008 (agreement ends in February 2008). The agreement contains provisions for automatic one year extensions upon expiration of the original agreement. There are no termination benefit provisions with the exception of salary and medical continuation through the end of the agreement in the event of termination without cause.

        In accordance with UK and EU law, SummerEurope has employment contracts with all employees. In connection with these contracts, SummerEurope is required to fund the individual pension plans of certain employees at varying rates from 5% to 10% of the employee's annual salary, as part of their total compensation package. These pension contributions are expensed as incurred. There are no termination benefit provisions in these contracts.

Construction costs

        The Company was in the process of constructing a new corporate headquarters and was committed to spend approximately $3,604,000 in construction costs and plans to finance 85% of the costs with a bank.

Litigation

        In June 2006 the Company settled two outstanding lawsuits and incurred a total cost of $275,000, which includes legal costs plus settlement payments. These costs were charged to the income statement as an expense during the second quarter of 2006.

        The Company is also involved in various claims and legal actions arising in the ordinary course of business. Management is of the opinion that the ultimate outcome of these matters would not have a material adverse impact on the financial position of the Company or the results of its operations.

        In August 2006, Dorel Juvenile Group, Inc. ("Dorel") filed a complaint in the United States District Court for the Southern District of Indiana against Lois DiMartinis, a current employee of the Company, claiming, among other things, that she breached her non-disclosure obligations by taking confidential information with her when departing employment from Dorel, and that she would inevitably disclose confidential information in the course of performing duties for her new employer, the Company. Dorel, in its complaint, accused the Company of engaging in a pattern of hiring employees from Dorel for the purpose of obtaining Dorel's confidential information for use in the Company's product designs and business. On October 20, 2006, the court denied Dorel's motion for

SUMMER INFANT, INC. AND AFFILIATES

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

11. COMMITMENTS AND CONTINGENCIES (Continued)

preliminary injunction, finding that Dorel was not reasonably likely to succeed on the merits of its case. The Company agreed to provide Ms. DiMartinis legal counsel for defending the action, and to pay the legal fees and costs for her defense, including the appeal, which as of March 6, 2007 and December 31, 2006 were approximately $0, and $246,000, respectively.

12. STOCKHOLDERS' EQUITY

        Common stock and additional paid in capital of the Company and its affiliates at March 6, 2007 are summarized below (in $000's):

	Common Stock	Additional Paid in capital
Summer Infant, Inc—no par value; authorized 2000 shares, issued and outstanding 666 shares	$75	$57
Summer Infant Europe Common stock—$2 par value; authorized, issued and outstanding 100 shares
Faith Realty, LLC		87
Summer Infant Asia Common stock—$.10 par value; authorized, issued and outstanding 10,000 shares	1

	$76	$144

13. GEOGRAPHICAL INFORMATION

        The Company distributes branded durable baby products throughout the United States and the United Kingdom.

        The following is a table that presents net revenue by geographic area (in $000's):

		For the year ended December 31,
	For the period January 1, 2007 Through March 6, 2007
		2006	2005
Revenue
United States	$11,333	$46,881	$32,127
Europe	1,067	5,316	3,408

	$12,400	$52,197	$35,535

        The following is a table that presents total assets by geographic area (in $000's):

	March 6, 2007	December 31, 2006
United States	$27,930	$23,716
Europe	2,817	3,644
Asia	68	74
Eliminations	(73)	(171)

	$30,742	$27,263

SUMMER INFANT, INC. AND AFFILIATES

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

14. ACQUISITION OF SUMMER INFANT, INC. BY KBL HEALTHCARE ACQUISITION CORP. II

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

        At the closing of the acquisition, the Summer stockholders received from the Company an aggregate of $20,000,000 cash and 3,916,667 shares of Company common stock ("Transaction Shares"). The Summer stockholders also will be entitled to receive up to an additional aggregate of 2,500,000 shares of Company common stock ("Contingent Shares") in the event that the last sales price of Company common stock is equal to or exceeds $8.50 on any twenty (20) trading days during any thirty (30) consecutive trading day period commencing on the three-month anniversary of the closing of the acquisition and ending on April 20, 2009. The Summer stockholders also are entitled to receive cash payments equal to 50% of the difference between actual EBITDA (as defined in the Acquisition Agreement) for the years ended or ending December 31, 2006, 2007 and 2008 and prescribed EBITDA benchmarks for each of those years of $4,200,000, $10,000,000 and $15,000,000 respectively. These cash payments shall not exceed $5,000,000 in the aggregate for the three years. For the year ended December 31, 2006, the additional amount earned based on EBITDA was $234,000, which was paid in 2007.

        Holders of 1,208,775 shares of common stock voted against the acquisition and elected to convert their shares into a pro rata portion of the trust fund (approximately $5.69 per share or an aggregate of approximately $6,883,000). After giving effect to the (i) issuance of shares of common stock in the acquisition and (ii) conversion of shares, there are currently 13,907,892 shares of the Company's common stock outstanding.

        The Company prior to March 6, 2007 was in the development stage. Effective upon the acquisition of Summer Infant, Inc. the Company is no longer a developmental stage company.

Exhibits.

Exhibit	Description
2.1	Agreement and Plans of Reorganization dated as of September 1, 2006, by and among KBL Healthcare Acquisition Corp. II, and its wholly owned subsidiary, SII Acquisition Corp. ("Acquisition Sub"), Summer Infant, Inc. ("SII"), Summer Infant Europe, Limited ("SIE") and Summer Infant Asia, Ltd. ("SIA" and, collectively, with SII and SIE, the "Targets") and the stockholders of the Targets(1)
2.2	Warranty Deed dated March 1, 2007.(2)
3.1	Amended and Restated Certificate of Incorporation(3)
3.2	Bylaws(3)
4.1	Specimen Unit Certificate(3)
4.2	Specimen Common Stock Certificate(3)
4.3	Specimen Warrant Certificate(3)
4.4	Form of Unit Purchase Option(4)
4.5	Warrant Agreement(4)
10.1	Voting Agreement(1)
10.2	Escrow Agreement(1)
10.3**	Dr. Marlene Krauss Employment Agreement(1)
10.4**	Jason Macari Employment Agreement(1)
10.5**	Steven Gibree Employment Agreement(1)
10.6**	Joseph Driscoll Employment Agreement(1)
10.7**	2006 Performance Equity Plan(1)
10.8	Construction Loan Agreement by and between the Bank of America, N.A. and Faith Realty, LLC dated December 21, 2006(2)
10.9	Secured Promissory Note made by Faith Realty in favor of Bank of America, N.A.(2)
10.10	Open-End Mortgage and Security Agreement by and between Faith Realty, LLC and Bank of America, N.A. dated December 21, 2006(2)
10.11	Collateral Assignment of Leases and Rents made by Faith Realty, LLC in favor of Bank of America, N.A. dated December 21, 2006(2)
10.12	Assignment of Project Contracts made by Faith Realty, LLC in favor of Bank of America, N.A. dated December 21, 2006(2)
10.13	Assumption and Modification Agreement by and among Faith Realty, LLC, Summer Infant, Inc., and Bank of America, N.A. dated March 6, 2007(2)
10.14
Revolving Credit Agreement by and among Bank of America, N.A. and Summer Infant, Inc., Summer Infant Europe Limited, and Summer Infant Asia Limited dated July 19, 2005, as amended on December 29, 2005, April 30, 2006, July 31 2006, and December 21, 2006(2)
10.14.1*
Amendment to Revolving Credit Agreement dated January 30, 2008 by and among Bank of America, N.A. and Summer Infant, Inc., Summer Infant Europe Limited, and Summer Infant Asia Limited dated July 19, 2005, as amended.
10.15	Secured Promissory Note made by Summer Infant, Inc., Summer Infant Europe Limited, and Summer Infant Asia Limited in favor of Bank of America, N.A.(2)

10.16	Security Agreement by and between Summer Infant, Inc. and Bank of America, N.A. dated July 19, 2005(2)
10.17	Deed of Guarantee and Debenture between Summer Infant Europe Limited and Bank of America, N.A. dated October 28, 2005(2)
10.18	Distribution and License Agreement by and between The Blanket Factory Ltd. and Summer Infant, Inc. dated February 9, 2007(2)
10.19	Registration Rights Agreement by and among the Company and Jason Macari and Steven Gibree(1)
21.1*	List of Subsidiaries
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

*
Filed herewith

**
Management contract or compensatory plan or arrangement

(1)
Incorporated by reference to Annex A of the Definitive Proxy Statement (No. 000-51228), filed February 13, 2007

(2)
Incorporated by reference to the Current Report on Form 8-K filed March 12, 2007

(3)
Incorporated by reference to the Form 8-A filed March 6, 2007

(4)
Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-122988) filed February 25, 2005

SIGNATURES

        Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of March 2008.

SUMMER INFANT, INC.
By:	/s/ JASON MACARI Jason Macari Chief Executive Officer (Principal Executive Officer)

        In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ JASON MACARI Jason Macari	Director and Chief Executive Officer (Principal Executive Officer)	March 27, 2008
/s/ JOSEPH DRISCOLL Joseph Driscoll	Chief Financial Officer (Principal Financial Officer)	March 27, 2008
/s/ DR. MARLENE KRAUSS Dr. Marlene Krauss	Director	March 27, 2008
/s/ STEVEN GIBREE Steven Gibree	Executive Vice President of Product Development and Director	March 27, 2008
Martin Fogelman	Director
/s/ MYRA HART Myra Hart	Director	March 27, 2008
/s/ ROBERT STEBENNE Robert Stebenne	Director	March 27, 2008
/s/ RICHARD WENZ Richard Wenz	Director	March 27, 2008

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
INDEX TO FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007
FORWARD-LOOKING STATEMENTS
PART I
  Item 1. Business
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
  Item 6. Selected Consolidated Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollar amounts in thousands, except share and per share data)
Summer Infant, Inc. and Subsidiaries (formerly KBL Healthcare Acquisition Corp. II) Consolidated Statements of Income For the Years Ended December 31, 2007 and 2006 (Dollars in thousands)
Summer Infant, Inc. and Subsidiaries Statements of Income For the Years Ended December 31, 2007 and 2006 (Dollars in thousands)
Summer Infant Inc. and Affiliates Combined Statements of Income For the Year Ended December 31, 2006 and 2005 (Dollars in thousands)
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
  Item 9A(T) Controls and Procedures
  Item 9B. Other Information
PART III
  Item 10. Directors, Executive Officers of the Registrant and Corporate Governance
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships, Related Transactions and Director Independence
  Item 14. Principal Accounting Fees and Services
PART IV Summer Infant, Inc. and Subsidiaries Index to Financial Statements
  Item 15. Exhibits, Financial Statement Schedules
Summer Infant, Inc. and Affiliates Index to Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Report of Independent Registered Public Accounting Firm
Summer Infant, Inc. and Subsidiaries Consolidated Balance Sheets (Dollars in thousands)
Summer Infant, Inc. and Subsidiaries Consolidated Statements of Income (Dollars in thousands)
Summer Infant, Inc. and Subsidiaries Consolidated Statements of Cash Flows (Dollars in thousands)
Summer Infant, Inc. and Subsidiaries Consolidated Statements of Stockholders' Equity (Dollars in thousands)
SUMMER INFANT, INC. AND SUBSIDIAIRES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Summer Infant, Inc. and Affiliates Combined Balance Sheets (Dollars in thousands)
Summer Infant, Inc. and Affiliates Combined Statements of Income (Dollars in thousands)
Summer Infant, Inc. and Affiliates Combined Statements of Cash Flows (Dollars in thousands)
Summer Infant, Inc. and Affiliates Combined Statements of Stockholders' Equity (Dollars in thousands)
SUMMER INFANT, INC. AND AFFILIATES NOTES TO COMBINED FINANCIAL STATEMENTS
SIGNATURES