Form 10-Q
period 2008-03-31
Summer Infant, Inc.
filed 2008-05-12
CIK 1314772

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15d
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

Summer Infant, Inc.
(Name of Registrant as Specified in Its Charter)

Commission file 001-33346

Delaware	20-1994619
(State of Incorporation)	(IRS Employment Number)
1275 Park East Drive
Woonsocket, RI 02895	(401) 671-6550
(Address of principal executive offices)	(Registrant's telephone number)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

        Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

        As of April 29, 2008, there were 15,055,782 shares outstanding of the registrant's Common Stock, $.0001 par value per share.

Summer Infant, Inc.

Form 10-Q

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

Note that all dollar amounts presented in the table below are in thousands of US dollars except share amounts.

	March 31, 2008	December 31, 2007
	Unaudited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,283	$1,771
Trade receivables, net of allowance for doubtful accounts	26,570	21,245
Inventory, primarily finished goods	22,251	19,327
Prepaids and other current assets	934	970
Deferred tax assets	134	134

TOTAL CURRENT ASSETS	52,172	43,447
Property and equipment, net	9,657	9,279
Goodwill	36,193	30,820
Other assets	216	216
Other intangible assets, net	9,407	9,463

TOTAL ASSETS	$107,645	$93,225

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Line of credit—bank	$28,213	$17,591
Accounts payable and accrued expenses	18,568	17,574
Current portion of long term liabilities	273	265

TOTAL CURRENT LIABILITIES	47,054	35,430
Long term liabilities, less current portion	4,008	3,977
Deferred tax liabilities	548	548

TOTAL LIABILITIES	51,610	39,955
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS EQUITY
Common Stock $.0001 par value, issued and outstanding 14,357,892 and 13,907,892 shares, respectively	1	1
Additional paid in capital	50,946	49,078
Retained earnings	5,099	4,095
Accumulated other comprehensive income (loss)	(11)	96

TOTAL STOCKHOLDERS' EQUITY	56,035	53,270

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$107,645	$93,225

See notes to condensed consolidated financial statements

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

Note that all dollar amounts presented in the table below are in thousands of US dollars except share amounts.

	Unaudited For the three months ended
	March 31, 2008	March 31, 2007
Net revenues	$28,425	$4,771
Cost of goods sold	18,490	2,925

Gross profit	9,935	1,846
Selling, general and administrative expenses (including non-cash compensation expense of $90 and $153, respectively)	7,887	2,045

Net operating income (loss)	2,048	(199)
Interest income (expense), net	(382)	532

Income before provision for income taxes	1,666	333
Income tax expense	662	133

NET INCOME	$1,004	$200

NET INCOME PER SHARE—BASIC AND DILUTED	$0.07	$0.02
Weighted average shares outstanding—basic and diluted	13,907,892	11,944,000

See notes to condensed consolidated financial statements.

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Note that all dollar amounts presented in the table below are in thousands of US dollars except share amounts.

	Unaudited For the three months ended
	March 31, 2008	March 31, 2007
Cash flows from operating activities:
Net income	$1,004	$200
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	471	107
Non cash stock option expense	90	153
Changes in assets and liabilities net of effects of acquisition:
(Increase) decrease in accounts receivable	(3,941)	1,334
Increase in inventory	(1,365)	(131)
Decrease in accounts payable and accrued expenses	(856)	(836)
Decrease in prepaids and other assets	77	257

Net cash provided by (used in) operating activities	(4,520)	1,084

Cash flows from investing activities:
Acquisitions of property and equipment	(622)	(298)
Acquisition of Basic Comfort, Inc. and Summer Infant, Inc. net of cash acquired of $61 and $897, respectively	(4,896)	(22,668)

Net cash used in investing activities	(5,518)	(22,966)

Cash flows from financing activities:
Net borrowings (repayments) on line of credit	10,622	(14,992)
Net borrowings (repayments) on note payable and other debt	35	(515)
Redemptions of common stock	0	(6,883)

Net cash provided by (used in) financing activities	10,657	(22,390)

Effect of exchange rate changes on cash and cash equivalents	(107)	43

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	512	(44,229)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,771	52,094

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,283	$7,865

Non cash investing activities:
Issuance of common stock in conjunction with the acquisition of Basic Comfort, Inc. and Summer Infant, Inc., respectively	$1,778	$20,563

SUMMER INFANT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The accompanying interim condensed consolidated financial statements of Summer Infant, Inc. (the "Company") are unaudited, but in the opinion of management, reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results for the interim periods. Accordingly, they do not include all information and notes required by generally accepted accounting principles for complete financial statements. The results of operations for interim periods are not necessarily indicative of results to be expected for the entire fiscal year or any other period. The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes for the year ended December 31, 2007 filed on Form 10-K on March 27, 2008.

Acquisition of Summer Infant, Inc. by KBL Healthcare Acquisition Corp. II

        On March 6, 2007, under an Agreement and Plans of Reorganization, dated as of September 1, 2006 ("Acquisition Agreement"), KBL Healthcare Acquisition Corp. II ("KBL"), and its wholly owned subsidiary, SII Acquisition Corp. ("Acquisition Sub"), consummated a transaction by which (i) Summer Infant, Inc. ("SII") was merged with and into Acquisition Sub and (ii) all of the outstanding capital stock of each of Summer Infant Europe, Limited ("SIE") and Summer Infant Asia, Ltd. ("SIA" and, collectively, with SII and SIE, the "Targets") was acquired directly by KBL. As used in this Report, the term "Summer" includes each of the Targets. As used in this Report, the term "Company" means the registrant on a post-acquisition basis. On March 7, 2007, the securities of the Company commenced listing on the Nasdaq Capital Market under the symbols SUMR (common stock), SUMRW (warrants) and SUMRU (units). Effective upon closing, the Company changed its name to Summer Infant, Inc. and SII changed its name to Summer Infant (USA), Inc.. Thus, the Company is now a holding company called Summer Infant, Inc., operating through its wholly-owned subsidiaries, Summer Infant (USA), Summer Infant Canada Ltd., Summer Infant Europe, Limited and Summer Infant Asia, Ltd.

Nature of Operations and basis of presentation

        The Statement of Income for the three months ended March 31, 2007 consists of the period from March 6, 2007 through March 31, 2007 for Summer plus the full three months of results of KBL. The acquisition of Summer by KBL occurred on March 6, 2007, and therefore the results of Summer are included from that date forward. The interim financial information as of March 31, 2008, and for the three months then ended, is unaudited and has been prepared on the same basis as the audited financial statements as of December 31, 2007. In the opinion of management, such unaudited financial information includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim information. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

        All significant intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements.

Basic Comfort Acquisition

        On March 31, 2008, through Summer Infant (USA), the Company acquired substantially all of the assets of Basic Comfort, Inc. ("Basic"), a leading manufacturer and supplier of infant comfort and safety products, including infant sleep positioners, infant head supports and portable changing pads. The acquisition price was approximately $4,700,000 in cash and 450,000 shares of unregistered Summer common stock (which were valued at $1,777,500 using the March 31, 2008 closing price of $3.95). The cash portion of the purchase price was funded through borrowings under the Company's prior credit facility. A portion of the common stock issued at closing was deposited into escrow to secure the post-closing indemnification obligations of the Basic stockholders. The stockholders of Basic can receive additional payments based on the achievement of certain EBITDA targets for the twelve months ended March 31, 2009.

        The following table summarizes the estimated preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition of Basic by Summer (amounts in thousands of US dollars):

Trade receivables	$1,384
Inventory	1,559
Other Current Assets	121
Property and equipment	152
Goodwill	5,373

Total assets acquired	8,589
Total liabilities assumed	1,854

Net assets acquired	$6,735

        The pro forma effect on net revenues, earnings, and earnings per share amounts, assuming the transaction closed on January 1, 2008, are not considered material.

        Income taxes.    The provision for income taxes is based on the Company's estimated annualized effective tax rate for the year.

        Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109." FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a "more-likely-than-not" recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, the Company had no unrecognized tax benefits. During the first quarter of 2008, the Company recognized no adjustments for uncertain tax benefits.

        Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, it is more likely than not such benefits will be realized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses. No interest and penalties related to uncertain tax positions were accrued at March 31, 2008. The tax years 2004 through 2007 remain open to examination by the major taxing jurisdictions in which the Company operates. The Company expects no material changes to unrecognized tax positions within the next twelve months.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Net Income Per Share

        Basic earnings per share for the Company is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share has not been presented in the accompanying condensed consolidated statement of income since the Company has no dilutive options, warrants and other potential common stock outstanding during the periods based on the stock price as of the end of the quarter. Options to purchase 1,044,000 and 500,000 shares of the Company's common stock, and 3,633,953 and 18,400,000 warrants to purchase shares of common stock, were not included in the calculation, due to the fact that these options and warrants were anti-dilutive for the three months ended March 31, 2008 and 2007, respectively.

2. DEBT

New Credit Facilities

        On April 10, 2008, the Company entered into two new three-year secured credit facilities (the "Loan Agreement") with Bank of America, N.A., as Administrative Agent, and each of the financial institutions a signatory to the Loan Agreement. The Loan Agreement provides for a $36,000,000 working capital revolving credit facility and a $10,000,000 non-restoring acquisition credit facility. The new credit facilities mature on April 10, 2011. The acquisition credit facility has been utilized in its entirety as of April 18, 2008.

        The Company and its subsidiaries, Summer Infant (USA), Inc. Summer Infant Europe Limited, Summer Infant Asia Limited and Summer Infant Canada, Limited are the borrowers under this Loan Agreement. These new credit facilities are secured by all assets of the Company and its subsidiaries. These new credit facilities replace the Company's prior line of credit and are being used principally to fund growth opportunities and for working capital purposes.

        The Company's ability to borrow under the Loan Agreement is subject to its ongoing compliance with a number of financial and other covenants, including the following: (i) that the Company and its subsidiaries maintain a net worth of $50,000,000 plus the sum of 50% of net income earned in each fiscal year, (ii) that the Company and its subsidiaries maintain a ratio of total funded debt to EBITDA of not greater than 3.50:1.00, and (iii) that the Company and its subsidiaries maintain a ratio of operating cash flow to debt service of not less than 1.25:1,00. In addition, if the Company's ratio of total funded debt to EBITDA is greater than 3.25:1.00 as of December 31, 2008, the total commitment amount under the working capital revolving credit facility will reduce by $4,000,000 on March 31, 2009. Furthermore, if the Company's ratio of total funded debt to EBITDA is greater than 3.25:1.00 for any fiscal year, the aggregate amount that may be borrowed under the Loan Agreement will be determined by reference to a borrowing base.

        These new credit facilities bear interest at a floating rate based on a spread over LIBOR ranging from 150 basis points to 200 basis points, depending upon the ratio of the Company's total funded debt to EBITDA. As of April 10, 2008, the rate on these credit facilities was 4.72%. In addition, these new credit facilities have an unused line fee based on the unused amount of the credit facilities equal to 25 basis points.

        The Loan Agreement also contains customary events of default, including a cross default provision and a change of control provision. In the event of a default, all of the obligations of the Company and its subsidiaries under the Loan Agreement may be declared immediately due and payable. For certain events of default relating to insolvency and receivership, all outstanding obligations become due and payable.

Amendment to Construction Loan

        In connection with the Company's construction of its principal offices Woonsocket, Rhode Island, the Company previously assumed all obligations of faith Realty under a Construction Loan between Faith Realty and Bank of America, N.A. (The "Real Estate Loan"). Under the terms of the Real Estate Loan, the Company borrowed $3,145,000 to pay off existing mortgage liens on the Company property in Woonsocket, Rhode Island and to fund the construction of the Company's principal offices. In connection with the new credit facilities described above, the Company and Bank of America, N.A. amended the Real Estate Loan to include a cross default provision with these new credit facilities.

3. COMMITMENTS AND CONTINGENCIES

Litigation

        The Company is involved in various claims and legal actions arising in the ordinary course of business. Management is of the opinion that the ultimate outcome of these matters would not have a material adverse impact on the financial position of the Company or the results of its operations.

4. STOCK OPTIONS

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

        Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R), using the modified prospective transition method. The adoption of SFAS 123(R) resulted in share-based compensation expense for the three months ended March 31, 2008 and 2007 of approximately $90,000 and $153,000, respectively. There were no grants of stock options for the three months ended March 31, 2008. As of March 31, 2008, there were 1,044,000 stock options outstanding.

        The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model.

5. SUBSEQUENT EVENT

        On April 18, 2008, the Company, through Summer USA, entered into an Agreement and Plan of Merger (the "Merger Agreement"), among Summer USA, Kiddo Acquisition Co., Inc., a wholly-owned subsidiary of Summer USA ("Merger Sub"), Kiddopotamus & Company ("Kiddopotamus"), J. Chris Snedeker, Kristen Peterson Snedeker and Thomas K. Manning, under which the Company acquired Kiddopotamus, a leading manufacturer and supplier of infant nursery, travel and feeding accessories. Pursuant to the terms of the Merger Agreement, on April 18, 2008, Merger Sub merged with and into Kiddopotamus, with Kiddopotamus continuing as the surviving entity (the "Merger"). As a result of the Merger, Kiddopotamus became an indirect, wholly-owned subsidiary of the Company.

        Under the merger agreement, the total purchase price paid by the Company to the holders of Kiddopotamus common and preferred stock, plus the payment of various closing expenses, was $12,500,000. Of the total purchase price, approximately $9,600,000 was paid in cash, and approximately $2,900,000 was paid by the issuance of 697,890 unregistered shares of the Company's common stock at $4.126 per share, which represented the ten day trading average ending on the trading day two business days prior to the closing of the merger. Each holder of Kiddopotamus common and preferred stock (other than J. Chris Snedeker and Kristen Peterson Snedeker (the "Principal Stockholders")) elected to receive their allocation of the total net purchase price in cash. As required by the Merger Agreement, the Principal Stockholders received one half of their allocation of the total net purchase price in Shares and one half in cash.

        The Company funded the cash portion of the total net purchase price with borrowings under its two new secured credit facilities. Approximately 10% of the total net purchase price was deposited in escrow to secure the post-closing indemnification obligations of the former Kiddopotamus stockholders, including the Principal Stockholders, under the terms of the Merger Agreement.

ITEM 2.    SUMMER'S MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The statements contained in this Report on Form 10-Q, that are not purely historical, are forward-looking information and statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These include statements regarding our expectations, intentions, or strategies regarding future matters. All forward-looking statements included in this document are based on information available to us on the date hereof. It is important to note that our actual results could differ materially from those projected in such forward-looking statements contained in this Form 10-Q. The forward-looking statements contained herein are based on current expectations that involve numerous risks and uncertainties. These risks include the concentration of the Company's business with retail customers; the ability of the Company to compete in the industry; the Company's dependence on key personnel; the Company's reliance on foreign suppliers; and other risks as detailed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and subsequent filings with the Securities and Exchange Commission All these matters are difficult or impossible to predict accurately, many of which may be beyond our control. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate.

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

  Summary of critical accounting policies and estimates

        The Company's critical accounting policies are disclosed in the Company's Annual Report on Form 10-K. There have been no material changes to these policies during the first three months of 2008. This summary of critical accounting policies of Summer is presented to assist in understanding Summer's consolidated financial statements. The consolidated financial statements and notes are representations of Summer's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the consolidated financial statements.

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

        Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109." FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a "more-likely-than-not" recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, we had no unrecognized tax benefits. During the first quarter of 2008, we recognized no adjustments for uncertain tax benefits.

        Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence; it is more likely than not such benefits will be realized. We recognize interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses. No interest and penalties related to uncertain tax positions were accrued at March 31, 2008. The tax years 2004 through 2007 remain open to examination by the major taxing jurisdictions in which we operate. We expect no material changes to unrecognized tax positions within the next twelve months.

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

  •
  New mass merchant retail customers;

  •
  New distribution channels (food and drug chains, price clubs, home centers, and web-based retailers);

  •
  New geographies (international expansion); and

  •
  New product categories (for example, the soft goods division started in 2006).

        Summer has been able to grow its annual revenues by approximately $80,000,000 over the past six years through a combination of all of the above factors. Each year it has been able to expand the number of products into its main distribution channel, mass merchant retailers, and has also added new customers each year. Therefore, even without new product introductions, Summer could grow its business by simply selling more of its existing product line to existing customers.

        For 2008 and beyond, the growth strategy of Summer will be to continue to develop and sell new products to its existing customer base, sell new and existing products to new customers (or expand relationships with existing customers), to begin to sell products from its soft goods product line, and to expand in the UK and in other geographic regions (including Japan, Mexico and Australia, among others).

        Summer's growth strategy has included acquisitions. During the first quarter of 2008, as disclosed elsewhere in this Report, Summer acquired substantially all of the assets of Basic Comfort, Inc., a leading manufacturer and supplier of infant comfort and safety products, including infant sleep positioners, infant head supports and portable changing pads. On April 18, 2008, Summer acquired Kiddopotamus & Company, a leading manufacturer and supplier of infant nursery, travel and feeding accessories.

        Summer intends to pursue additional potential acquisition candidates in order to obtain new innovative products, new product categories, new retail customers or new sales territories. There are approximately 400 active juvenile product companies, of which approximately 300 have less than $10,000,000 in sales. In addition, there are various product categories that Summer does not currently compete in, including car seats, strollers, walkers, nursery care, and other categories. Summer may look to develop its own products in these categories or attempt to gain entrance into these categories through acquisitions.

        As Summer continues to grow through internal initiatives and any additional future acquisitions, it will incur additional expenses. Two of the key areas in which such increased expenses will likely occur are sales and product development. In order to grow sales, Summer will likely hire additional sales personnel to service new geographic territories, focus existing resources on specific parts of the United States market and retain product line specialists to drive sales of new and existing products in specific areas in which Summer believes it can readily increase sales. Product development expenses will increase as Summer develops new products in existing and new categories. As a result of its acquisition strategy, Summer will face various challenges such as the integration of the acquired companies' product lines, employees, marketing requirements and information systems. Ongoing infrastructure investment also may be required to support realized growth, including expenditures with respect to upgraded and expanded information systems and enhancing the company's management team.

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

  Cost of goods sold and other expenses

        Summer's products are manufactured by third parties, with approximately 80-85% of the dollar value of products being manufactured in China and the majority of the balance being manufactured in Massachusetts. Cost of goods sold primarily represents purchases of finished products from these third party manufacturers. The remainder of Summer's cost of goods sold includes tooling depreciation, freight-in from suppliers and miscellaneous charges from contract manufacturers. Substantially all of Summer's purchases are made in US dollars, therefore most of this activity is not subject to currency fluctuations. If Summer's suppliers experience increased raw materials, labor or other costs and pass along such cost increases through higher prices for finished goods, Summer's costs of sales would increase, and to the extent we are unable to pass such price increases along to Summer's customers, Summer's gross margins would decrease.

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

Results of Operations

Summer Infant (formerly KBL Healthcare Acquisition Corp.)
Consolidated Statements of Income
For the Three Months Ending March 31, 2008 and 2007
(In thousands)

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
	(Unaudited)	(Unaudited)
Net sales	$28,425	$4,771
Cost of goods sold	18,490	2,925

Gross profit	9,935	1,846
Operating expenses including interest	8,269	1,513
Income tax expense	662	133

Net income	$1,004	$200

        The results of operations for the three months ended March 31, 2007 represents the combined activity of KBL Healthcare from January 1, 2007 through March 6, 2007 (which represents general and administrative expenses of KBL Healthcare, net of interest income generated by the $52,000,000 cash balance prior to the acquisition of Summer Infant on March 6, 2007) and the activity of Summer Infant from March 6, 2007 through March 31, 2007.

        In order to give the reader some additional information on the performance of the underlying Summer Infant operations, the following table represents the unaudited results of Summer for the three months ended March 31, 2008 and the unaudited results of the Summer Infant operating company for the three months ended March 31, 2007. This table is being presented to give the reader more information about the underlying performance of the ongoing operating company.

Summer Infant and Subsidiaries
Consolidated Statements of Income
For the Three Months Ending March 31, 2008 and 2007
(In thousands)

	Three Months Ended
	March 31, 2008		March 31, 2007
	(Unaudited)		(Unaudited)
Net sales	$28,425	100.0%	$17,170	100.0%
Cost of goods sold	18,490	65.0%	10,607	61.8%

Gross profit	9,935	35.0%	6,563	38.2%
OPERATING EXPENSES
Selling, general and administrative expenses (excluding depreciation amortization, and non-cash stock option expense)	7,326	25.8%	4,907	28.6%

EBITDA(a)	$2,609	9.2%	$1,656	9.6%

        See non-GAAP discussion below regarding the computation of EBITDA.

  Three months ended March 31, 2008 compared with three months ended March 31, 2007

        Net sales increased 66% from approximately $17,170,000 in the three months ended March 31, 2007 to approximately $28,425,000 for the three months ended March 31, 2008. This sales increase was primarily attributable to increased distribution of Summer's products throughout Summer's customer base, plus new product introductions. Significant increases were noted in large accounts such as Babies R Us, in addition to several other new accounts which have been added over the past year, including Lowe's and Wal-Mart.

        Gross profit increased 51% from approximately $6,563,000 for the three months ended March 31, 2007 to approximately $9,935,000 for the three months ended March 31, 2008. The gross profit as a percentage of sales decreased to 35.0% from 38.2% in the prior year. The decrease as a percentage of sales is due to increased costs of finished goods from the Company's vendors in Asia and the US. The increase in these costs is due to increased raw material costs and labor cost, in addition to the devaluation of the US dollar versus the Chinese RMB.

        Selling, general and administrative expenses increased from approximately $4,907,000 for the three months ended March 31, 2007 to approximately $7,326,000 for the three months ended March 31, 2008. This increase was primarily attributable to increases in headcount, higher variable selling expenses due to the increase in sales, and costs associated with the opening of new distribution centers to support the increase in sales. Selling, general and administrative expenses decreased to 25.8% of net sales in the three months ended March 31, 2008 from 28.6% of net sales in the three months ended March 31, 2007. This decrease as a percentage of sales is due to the leveraging of the Company's fixed cost structure over a larger sales base.

        EBITDA increased from approximately $1,656,000 for the three months ended March 31, 2007 to approximately $2,609,000 for the three months ended March 31, 2008, an increase of 58%. This increase was primarily attributable to the increased sales and gross profit dollars as described above.

Liquidity and Capital Resources

        Summer generally funds its operations and working capital needs through cash generated from operations and borrowings under its credit facilities.

        Summer's sales have increased significantly over the past several years. For the year ended December 31, 2003, net sales were $17,600,000. For the year ended December 31, 2007, net sales exceeded $80,000,000. This sales growth has led to a substantial increase in working capital requirements, specifically accounts receivable and inventory. The typical cash flow cycle is as follows:

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

        For the three months ended March 31, 2008, net cash used in operating activities was $4,520,000. This was primarily due to increases in accounts receivable and inventory, which are a direct result of the significant increase in sales for the Company. Total sales were over $28,000,000 for the three months ended March 31, 2008, which represents a 65% increase over the sales in the first three months of the prior year. See detailed discussion of the working capital cycle of Summer above.

        Net cash used in investing activities was $5,518,000, which primarily relates to the cash portion of the Basic Comfort acquisition, in addition to $622,000 of capital expenditures on property and equipment.

        Net cash provided by financing activities was $10,657,000, which relates to amounts borrowed to fund increases in working capital and the Basic Comfort acquisition.

        Based on the above factors, the net cash increase for the three months ended March 31, 2008 was $512,000, resulting in a cash balance of $2,283,000 at March 31, 2008.

        Summer's strategy for funding its business going forward is a combination of increased profitability, and if necessary, negotiation of increased borrowing lines as required with traditional lenders.

        On April 10, 2008, Summer entered into two new three-year secured credit facilities (the "Loan Agreement") with Bank of America, N.A., as Administrative Agent, and each of the financial institutions a signatory to the Loan Agreement. The Loan Agreement provides for a $36,000,000 working capital revolving credit facility and a $10,000,000 non-restoring acquisition credit facility. The new credit facilities mature on April 10, 2011. The acquisition credit facility has been utilized in its entirety as of April 18, 2008.

        Summer and its subsidiaries, Summer Infant (USA), Inc. Summer Infant Europe Limited, Summer Infant Asia Limited and Summer Infant Canada, Limited are the borrowers under this Loan Agreement. These new credit facilities are secured by all assets of Summer and its subsidiaries. These new credit facilities replace Summer's prior line of credit, and are being used principally to fund growth opportunities and for working capital purposes.

        Summer's ability to borrow under the Loan Agreement is subject to its ongoing compliance with a number of financial and other covenants, including the following: (i) that Summer and its subsidiaries maintain a new worth of $50,000,000 plus the sum of 50% of net income earned in each fiscal year, (ii) that Summer and its subsidiaries maintain a ratio of total funded debt to EBITDA of not greater than 3.50:1.00, and (iii) that Summer and its subsidiaries maintain a ratio of operating cash flow to debt service of not less than 1.25:1,00. In addition, if Summer's ratio of total funded debt to EBITDA is greater than 3.25:1.00 as of December 31, 2008, the total commitment amount under the working capital revolving credit facility will reduce by $4,000,000 on March 31, 2009. Furthermore, if Summer's ratio of total funded debt to EBITDA is greater than 3.25:1.00 for any fiscal year, the aggregate amount that may be borrowed under the Loan Agreement will be determined by reference to a borrowing base.

        These new credit facilities bear interest at a floating rate based on a spread over LIBOR ranging from 150 basis points to 200 basis points, depending upon the ratio of the Company's total funded debt to EBITDA. As of April 10, 2008, the rate on these credit facilities was 4.72%. In addition, these new credit facilities have an unused line fee based on the unused amount of the credit facilities equal to 25 basis points.

        The Loan Agreement also contains customary events of default, including a cross default provision and a change of control provision. In the event of a default, all of the obligations of the Company and its subsidiaries under the Loan Agreement may be declared immediately due and payable. For certain events of default relating to insolvency and receivership, all outstanding obligations become due and payable.

        As of March 31, 2008 the Company had borrowed $28,213,000 under its prior line of credit, which was refinanced with proceeds of the new credit facilities described above.

        The Company was in compliance with all covenants under its prior line of credit as of March 31, 2008.

        We believe that Summer's cash flows from operations, cash on hand, and available borrowings will be sufficient to meet Summer's working capital and capital expenditure requirements and provide us with adequate liquidity to meet anticipated operating needs for at least the next 12 months. Summer's cash requirements for the period beyond that are expected to be met by the continued use of bank facilities to meet working capital requirements. However, unforeseen circumstances, such as softness in the retail industry or deterioration in the business of a significant customer, could create a situation where Summer cannot access all of the available lines of credit due to not having sufficient assets or EBITDA. In addition, there is no assurance that Summer will meet all of its bank covenants in the future, or that its lenders will grant waivers if there are covenant violations.

Non-GAAP Discussion

        In addition to its GAAP results, Summer considers non-GAAP measures of its performance. EBITDA, as defined below, is an important supplemental financial measure of Summer's performance that is not required by, or presented in accordance with, GAAP. EBITDA represents net income (loss) before income taxes, minority interest in net income of affiliates, interest expense, non-cash stock option expense, and depreciation and amortization. Summer's management uses EBITDA as a financial measure to assess the ability of its assets to generate cash sufficient to pay interest on its indebtedness, meet capital expenditure and working capital requirements, and otherwise meet its obligations as they become due. Summer's management believes that the presentation of EBITDA provides useful information regarding Summer's results of operations because they assist in analyzing and benchmarking the performance and value of Summer's business. Summer believes that EBITDA is useful to stockholders as a measure of comparative operating performance, as it is less susceptible to variances in actual performance resulting from depreciation and amortization and more reflective of changes in pricing decisions, cost controls and other factors that affect operating performance.

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

        In addition, EBITDA is an important valuation tool used by potential investors when assessing the relative performance of a company in comparison to other companies in the same industry. Although Summer uses EBITDA as a financial measure to assess the performance of its business, there are material limitations to using a measure such as EBITDA, including the difficulty associated with using it as the sole measure to compare the results of one company to another and the inability to analyze significant items that directly affect a company's net income or operating income because it does not include certain material costs, such as interest and taxes, necessary to operate its business. In addition, Summer's calculation of EBITDA may not be consistent with similarly titled measures of other companies and should be viewed in conjunction with measures that are computed in accordance with GAAP. Summer's management compensates for these limitations in considering EBITDA in conjunction with its analysis of other GAAP financial measures, such as net income.

        The following table presents a reconciliation of the Summer EBITDA to net income, its most directly comparable GAAP financial measure, on a historical basis, for the periods presented:

Reconciliation of unaudited EBITDA to Net Income (in $000's) :

	Three Months Ended March 31
	2008	2007
Net income (assuming 3 months as a taxable entity in 2007)	1,004	640
Income taxes (assuming 3 months as a taxable entity in 2007)	662	426
Non cash stock option expense	90	153
Interest expense	382	157
Depreciation and amortization	471	280

EBITDA, as defined	$2,609	$1,656

ITEM 4T.    Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

        As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as of March 31, 2008. Our management has concluded, based on their evaluation, that as of the end of the period covered by this report, our controls and procedures were effective as of March 31, 2008 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Control Over Financial Reporting

        There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.    Risk Factors

        There have been no material changes pertaining to risk factors that were contained in the Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 27, 2008.

ITEM 5.    Other Information

        Prior to March 28, 2008, our units, consisting of one share of common stock and two warrants, separately traded on the Nasdaq Capital Market under the symbol "SUMRU". On March 28, 2008, these units were separated into their component securities. As a result, beginning on March 28, 2008, the units ceased trading.

ITEM 6.    Exhibits

10.20	Credit Agreement, dated as of April 10, 2008, among Summer Infant, Inc., Summer Infant (USA), Inc., Summer Infant Europe Limited, Summer Infant Asia Limited, Summer Infant Canada Limited and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto.
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Jason Macari, Chief Executive Officer of Summer Infant, Inc., pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Joseph Driscoll, Chief Financial Officer of Summer Infant, Inc., pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Summer Infant, Inc.
May 12, 2008	/s/ JASON MACARI
Jason Macari Chief Executive Officer
May 12, 2008	/s/ JOSEPH DRISCOLL
Joseph Driscoll Chief Financial Officer