Form 10-Q
period 2008-06-30
Summer Infant, Inc.
filed 2008-08-08
CIK 1314772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15d

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

Summer Infant, Inc.

(Name of Registrant as Specified in Its Charter)

Commission file 001-33346

Delaware	IRS Employment Number 20-1994619
(State of Incorporation)

1275 Park East Drive
Woonsocket, RI 02895	(401) 671-6550
(Address of principal executive offices)	(Registrant’s telephone number)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes ☐         No ☒

As of July 29, 2008, there were 15,055,782 shares outstanding of the registrant’s Common Stock, $.0001 par value per share.

Summer Infant, Inc.

Form 10Q

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

Note that all dollar amounts presented in the table below are in thousands of US dollars except share amounts.

	June 30, 2008	December 31, 2007
	Unaudited
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$2,876	$1,771
Trade receivables, net of allowance for doubtful accounts	27,719	21,245
Inventory, primarily finished goods	26,868	19,327
Prepaids and other current assets	1,065	970
Deferred tax assets	402	134

TOTAL CURRENT ASSETS	58,930	43,447
Property and equipment, net	9,974	9,279
Goodwill	44,611	30,820
Other assets	264	216
Other intangible assets, net	9,333	9,463

TOTAL ASSETS	$123,112	$93,225

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Line of credit - bank	$—	$17,591
Accounts payable and accrued expenses	21,753	17,574
Current portion of long term liabilities	1,044	265

TOTAL CURRENT LIABILITIES	22,797	35,430
Long term liabilities, less current portion	39,442	3,977
Deferred tax liabilities	573	548

TOTAL LIABILITIES	62,812	39,955

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Common Stock $.0001 par value, issued and outstanding 15,055,782 and 13,907,892 shares, respectively	2	1
Additional paid in capital	53,915	49,078
Retained earnings	6,425	4,095
Accumulated other comprehensive income (loss)	(42)	96

TOTAL STOCKHOLDERS’ EQUITY	60,300	53,270

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$123,112	$93,225

See notes to condensed consolidated financial statements

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

Note that all dollar amounts presented in the table below are in thousands of US dollars except share amounts.

	Unaudited		Unaudited
	For the three months ended		For the six months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Net revenues	$33,982	$18,675	$62,407	$23,446
Cost of goods sold	21,665	11,415	40,154	14,340
Gross profit	12,317	7,260	22,253	9,106
Selling, general and administrative expenses (a)	9,573	5,777	17,461	7,822
Net operating income	2,744	1,483	4,792	1,284
Interest income (expense), net	(585)	20	(967)	552
Income before provision for income taxes	2,159	1,503	3,825	1,836
Income tax expense	833	574	1,495	707
Net income	$1,326	$929	$2,330	$1,129
Net income per share- basic	$0.09	$0.07	$0.16	$0.09
Weighted average shares outstanding - basic	14,917,738	13,907,892	14,415,605	12,941,000
Net income per share - diluted	$0.09	$0.07	$0.16	$0.08
Weighted average shares outstanding- diluted	14,917,738	14,268,676	14,415,605	13,301,572

See notes to condensed consolidated financial statements.

(a) Includes non-cash stock compensation expense of $180 and $191 for the six months ended June 30, 2008 and 2007, and expense of $90 and $38 for the three months ended June 30, 2008 and 2007.  The total also includes non-capitalizable deal-related fees of $214 for the three and six months ended June 30, 2008.

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Note that all dollar amounts presented in the table below are in thousands of US dollars except share amounts.

	Unaudited
	For the six months ended
	June 30, 2008	June 30, 2007

Cash flows from operating activities:
Net income	$2,330	$1,129
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	1,125	432
Non-cash stock option expense	180	191
Deferred taxes	(243)	—
Changes in assets and liabilities net of effects of acquisition:
Increase in accounts receivable	(2,806)	(3,514)
Increase in inventory	(2,724)	(3,430)
Increase in accounts payable and accrued expenses	1,203	3,020
Decrease in prepaids and other current assets	437	286
Increase in other assets	(50)	—

Net cash used in operating activities	(548)	(1,886)

Cash flows from investing activities:
Acquisitions of property and equipment	(1,339)	(1,839)
Acquisition of Basic Comfort, Inc., Kiddopotamus & Company (2008) and Summer Infant, Inc. (2007) net of cash acquired of $61 and $897, respectively	(15,374)	(23,353)

Net cash used in investing activities	(16,713)	(25,192)

Cash flows from financing activities:
Net borrowings (repayments) on debt	18,635	(13,987)
Principal payments on capital lease obligations	(135)	—
Redemptions of common stock	—	(6,883)

Net cash provided by (used in) financing activities	18,500	(20,870)

Effect of exchange rate changes on cash and cash equivalents	(134)	65

Net increase (decrease) in cash and cash equivalents	1,105	(47,883)

Cash and cash equivalents, beginning of period	1,771	52,094

Cash and cash equivalents, end of period	$2,876	$4,211

Non cash investing and financing activities:
Issuance of common stock in conjunction with the acquisition of Basic Comfort, Inc., Kiddopotamus & Company (2008), and Summer Infant, Inc. (2007), respectively	$4,657	$20,563

New Capital lease obligations incurred	$148	—

SUMMER INFANT, INC.  AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.                       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying interim condensed consolidated financial statements of Summer Infant, Inc. (“Summer” or “the Company”) are unaudited, but in the opinion of management, reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results for the interim periods. Accordingly, they do not include all information and notes required by generally accepted accounting principles for complete financial statements. The results of operations for interim periods are not necessarily indicative of results to be expected for the entire fiscal year or any other period. The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes for the year ended December 31, 2007 filed on Form 10-K on March 27, 2008.

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

Nature of Operations and Basis of Presentation

The Statement of Income for the six months ended June 30, 2007 consists of the period from March 6, 2007 through June 30, 2007 for Summer plus the full six months of results of KBL.  The acquisition of Summer by KBL occurred on March 6, 2007, and therefore the results of Summer are included from that date forward. The interim financial information as of June 30, 2008, and for the three and six months then ended, is unaudited and has been prepared on the same basis as the audited financial statements as of December 31, 2007.  The 2008 results include the results of Basic Comfort, Inc. and Kiddopotamus & Company from the dates of acquisition, which were March 31, 2008 and April 18, 2008, respectively.  In the opinion of management, such unaudited financial information includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim information. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

All significant intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements.

Basic Comfort Acquisition

On March 31, 2008, through Summer (USA), the Company acquired substantially all of the assets of Basic Comfort, Inc.  (“Basic”), a leading manufacturer and supplier of infant comfort and safety products, including infant sleep positioners, infant head supports and portable changing pads.  The acquisition price was approximately $4,700,000 in cash and 450,000 shares of unregistered Summer common stock (which were valued at $1,777,500 using the March 31, 2008 closing price of $3.95). The cash portion of the purchase price was funded through borrowings under the Company’s prior credit facility.  A portion of the common stock issued at closing was deposited into escrow to secure the post-closing indemnification obligations of the Basic stockholders.   The owners of Basic can receive additional payments based on the achievement of certain EBITDA targets for the twelve months ended March 31, 2009.

The following table summarizes the estimated preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition of Basic by Summer (amounts in thousands of US dollars):

Trade receivables	$1,384
Inventory	1,559
Other Current Assets	121
Property and equipment	152
Goodwill	5,373
Total assets acquired	8,589
Total liabilities assumed	1,854
Net assets acquired	$6,735

The pro forma effect on net revenues, earnings, and earnings per share amounts, assuming the transaction closed on January 1, 2008, are not considered material, and therefore are not presented here.

Kiddopotamus Acquisition

On April 18, 2008, the Company, through Summer USA, entered into an Agreement and Plan of Merger (the “Merger Agreement”), among Summer USA, Kiddo Acquisition Co., Inc., a wholly-owned subsidiary of Summer USA (“Merger Sub”), Kiddopotamus & Company (“Kiddopotamus”), J. Chris Snedeker, Kristen Peterson Snedeker and Thomas K. Manning, under which the Company acquired Kiddopotamus, a leading manufacturer and supplier of infant nursery, travel and feeding accessories.  Pursuant to the terms of the Merger Agreement, on April 18, 2008, Merger Sub merged with and into Kiddopotamus, with Kiddopotamus continuing as the surviving entity (the “Merger”).  As a result of the Merger, Kiddopotamus became an indirect, wholly-owned subsidiary of the Company.

Under the merger agreement, the total purchase price paid by the Company to the holders of Kiddopotamus common and preferred stock, plus the payment of various closing expenses, was $12,500,000.  Of the total purchase price, approximately $9,600,000 was paid in cash, and approximately $2,900,000 was paid by the issuance of 697,890 unregistered shares of the Company’s common stock at $4.126 per share, which represented the ten day trading average ending on the trading day two business days prior to the closing of the merger.  Each holder of Kiddopotamus common and preferred stock (other than J. Chris Snedeker and Kristen Peterson Snedeker the “Principal Stockholders”) elected to receive their allocation of the total net purchase price in cash.  As required by the Merger Agreement, the Principal Stockholders received one half of their allocation of the total net purchase price in Shares and one half in cash.

The Company funded the cash portion of the total net purchase price with borrowings under its two new secured credit facilities.  Approximately 10% of the total net purchase price was deposited in escrow to secure the post-closing indemnification obligations of the former Kiddopotamus stockholders, including the Principal Stockholders, under the terms of the agreement.

The following table summarizes the estimated preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition of Kiddopotamus by Summer (amounts in thousands of US dollars):

Trade receivables	$2,284
Inventory	3,258
Other Assets	740
Property and equipment	48
Goodwill	8,300
Total assets acquired	14,630
Total liabilities assumed	1,524
Net assets acquired	13,106

The pro forma effect on net revenues, earnings, and earnings per share amounts for the six months ended June 30, 2008, assuming the Kiddopotamus transaction had closed on January 1, 2008, are as follows:

Net revenues:  $66,196,000

Net income: $2,818,000

Earnings per share: $0.19 per share

Income taxes.    The provision for income taxes is based on the Company’s estimated annualized effective tax rate for the year.

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, the Company had no unrecognized tax benefits. During the first six months of 2008, the Company recognized no adjustments for uncertain tax benefits.

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, it is more likely than not such benefits will be realized.  The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses.  No interest and penalties related to uncertain tax positions were accrued at June 30, 2008. The tax years 2004 through 2007 remain open to examination by the major taxing jurisdictions in which the Company operates. The Company expects no material changes to unrecognized tax positions within the next twelve months.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Net Income Per Share

Basic earnings per share for the Company is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share has not been presented in the accompanying condensed consolidated statement of income since the Company has no dilutive options, warrants and other potential common stock outstanding during the periods based on the stock price as of the end of the quarter.  Options to purchase

1,040,000 and 500,000 shares of the Company’s common stock, and 3,633,953 and 18,400,000 warrants to purchase shares of common stock, were not included in the calculation, due to the fact that these options and warrants were anti-dilutive for the three and six months ended June 30, 2008 and 2007, respectively.

2.                        DEBT

New Credit Facilities

On April 10, 2008, the Company entered into two new three-year secured credit facilities (the “Loan Agreement”) with Bank of America, N.A., as Administrative Agent, and each of the financial institutions a signatory to the Loan Agreement.  The Loan Agreement provides for a $36,000,000 working capital revolving credit facility and a $10,000,000 non-restoring acquisition credit facility.  The new credit facilities mature on April 10, 2011.  The acquisition credit facility has been utilized in its entirety as of June 30, 2008.

The Company and its subsidiaries, Summer Infant (USA), Inc. Summer Infant Europe Limited, Summer Infant Asia Limited and Summer Infant Canada, Limited are the borrowers under this Loan Agreement.  These new credit facilities are secured by all assets of the Company and its subsidiaries.  These new credit facilities replace the Company’s prior line of credit and are being used principally to fund growth opportunities and for working capital purposes.

The Company’s ability to borrow under the Loan Agreement is subject to its ongoing compliance with a number of financial and other covenants, including the following: (i) that the Company and its subsidiaries maintain a net worth of $50,000,000 plus the sum of 50% of net income earned in each fiscal year, (ii) that the Company and its subsidiaries maintain a ratio of total funded debt to EBITDA of not greater than 3.50:1.00, and (iii) that the Company and its subsidiaries maintain a ratio of operating cash flow to debt service of not less than 1.25:1,00.  In addition, if the Company’s ratio of total funded debt to EBITDA is greater than 3.25:1.00 as of December 31, 2008, the total commitment amount under the working capital revolving credit facility will reduce by $4,000,000 on March 31, 2009.  Furthermore, if the Company’s ratio of total funded debt to EBITDA is greater than 3.25:1.00 for any fiscal year, the aggregate amount that may be borrowed under the Loan Agreement will be determined by reference to a borrowing base.

These new credit facilities bear interest at a floating rate based on a spread over LIBOR ranging from 150 basis points to 200 basis points, depending upon the ratio of the Company’s total funded debt to EBITDA.  As of June 30, 2008, the rate on these credit facilities was approximately 4.48%.  In addition, these new credit facilities have an unused line fee based on the unused amount of the credit facilities equal to 25 basis points.

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

As of June 30, 2008, the Company was in compliance with all convenants.

Amendment to Construction Loan.

In connection with the Company’s construction of its principal offices in Woonsocket, Rhode Island, the Company previously assumed all obligations of Faith Realty under a Construction Loan between Faith Realty and Bank of America, N.A.  (the “Real Estate Loan”).  Under the terms of the Real Estate Loan, the Company borrowed $3,145,000 to pay off existing mortgage liens on the Company’s property in Woonsocket, Rhode Island and to fund the construction of the Company’s principal offices.  In connection with the new credit facilities described above, the Company and Bank of America, N.A. amended the Real Estate Loan to include a cross default provision with these new credit facilities.

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R), using the modified prospective transition method.  The adoption of SFAS 123(R) resulted in share-based compensation expense for the six months ended June 30, 2008 and 2007 of approximately $180,000 and $191,000, respectively, and expense for the three months ended June 30, 2008 and 2007 was approximately $90,000 and $38,000, respectively.  There were no grants of stock options for the three or six months ended June 30, 2008.  As of June 30, 2008, there were 1,040,000 stock options outstanding.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model.

ITEM 2.  SUMMER’S MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this Report on Form 10-Q, that are not purely historical, are forward-looking information and statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These include statements regarding our expectations, intentions, or strategies regarding future matters. All forward-looking statements included in this document are based on information available to us on the date hereof. It is important to note that our actual results could differ materially from those projected in such forward-looking statements contained in this Form 10-Q. The forward-looking statements contained herein are based on current expectations that involve numerous risks and uncertainties.  These risks include the concentration of the Company’s business with retail customers; the ability of the Company to compete in the industry; the Company’s dependence on key personnel; the Company’s reliance on foreign suppliers; and other risks as detailed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and subsequent filings with the Securities and Exchange Commission. All these matters are difficult or impossible to predict accurately, many of which may be beyond our control. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate.

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

Summary of critical accounting policies and estimates

The Company’s critical accounting policies are disclosed in the Company’s Annual Report on Form 10-K.  There have been no material changes to these policies during the first six months of 2008. This summary of critical accounting policies of Summer is presented to assist in understanding Summer’s consolidated financial statements. The consolidated financial statements and notes are representations of Summer’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the consolidated financial statements.

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

Income taxes

The provision for income taxes is based on our estimated annualized effective tax rate for the year. Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, we had no unrecognized tax benefits. During the second quarter of 2008, we recognized no adjustments for uncertain tax benefits.

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence; it is more likely than not such benefits will be realized.  We recognize interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses.  No interest and penalties related to uncertain tax positions were accrued at June 30, 2008. The tax years 2004 through 2007 remain open to examination by the major taxing jurisdictions in which we operate. We expect no material changes to unrecognized tax positions within the next twelve months.

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

•                  acquisitions

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

For 2008 and beyond, the growth strategy of Summer will be to continue to develop and sell new products to its existing customer base, sell new and existing products to new customers (or expand relationships with existing customers), and to expand in the UK and in other geographic regions (including Japan, Mexico and Australia, among others).

On March 31, 2008, Summer acquired substantially all of the assets of Basic Comfort, Inc., a leading manufacturer and supplier of infant comfort and safety products, including infant sleep positioners, infant head supports and portable changing pads.

On April 18, 2008, Summer acquired Kiddopotamus & Company, a leading manufacturer and supplier of infant nursery, travel and feeding accessories.

Summer may pursue additional potential acquisition candidates to obtain new innovative products, new product categories, new retail customers or new sales territories.  There are approximately 400 active juvenile product companies, of which approximately 300 have less than $10,000,000 in sales. In addition, there are various product categories that Summer does not currently compete in, including car seats, strollers, walkers, nursery care, and other categories. Summer may look to develop its own products in these categories or attempt to gain entrance into these categories through acquisitions.

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

Product development expenses will increase as Summer develops new products in existing and new categories. As a result of its acquisition strategy, Summer will face various challenges such as the integration of the acquired companies’ product lines, employees, marketing requirements and information systems. Ongoing infrastructure investment also may be required to support realized growth, including expenditures with respect to upgraded and expanded information systems and enhancing the Company’s management team.

Sales

Summer’s sales are primarily derived from the sale of juvenile health, safety and wellness products and are recognized upon transfer of title of product to Summer’s customers. Summer’s products are marketed through several distribution channels including chain retailers, specialty retailers and direct to consumers.

Approximately 90% of sales are currently made to customers in North America, with the remaining 10% made to customers in the UK. Sales are made utilizing standard credit terms of 30 to 90 days. Summer generally accepts returns only for defective merchandise.

Cost of goods sold and other expenses

Summer’s products are manufactured by third parties, with approximately 80-85% of the dollar value of products being manufactured in China and the majority of the balance being manufactured in Massachusetts. Cost of goods sold primarily represents purchases of finished products from these third party manufacturers. The remainder of Summer’s cost of goods sold includes tooling depreciation, freight-in from suppliers and miscellaneous charges from contract manufacturers. Substantially all of Summer’s purchases are made in US dollars, therefore most of this activity is not subject to currency fluctuations. If Summer’s suppliers experience increased raw materials, labor or other costs and pass along such cost increases through higher prices for finished goods, Summer’s costs of sales would increase, and to the extent it is unable to pass such price increases along to Summer’s customers, Summer’s gross margins would decrease.

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

There are not significant variations in seasonal demand for Summer’s products. Sales to its retail customers are generally higher in the time frame when retailers take initial shipments of new products; these orders usually incorporate enough product to fill each store plus additional amounts to be kept at the distribution centers of the customer. The timing of these initial shipments varies by customer depending on when they finalize store layouts for the upcoming year, and whether there are any mid-year product introductions.

Results of Operations

Summer Infant Inc. and Subsidiaries (formerly KBL Healthcare Acquisition Corp.)
Consolidated Statements of Income
For the Three and Six Months Ending June 30, 2008 and 2007
(In thousands)

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net revenues	$33,982	$18,675	$62,407	$23,446
Cost of goods sold	21,665	11,415	40,154	14,340
Gross profit	12,317	7,260	22,253	9,106

Operating expenses including interest	10,158	5,757	18,428	7,270
Income tax expense	833	574	1,495	707

Net income	$1,326	$929	$2,330	$1,129

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

To give the reader some additional information on the performance of the underlying Summer Infant operations, the following table represents the unaudited results of Summer for the three and six months ended June 30, 2008 and the unaudited results of the Summer Infant operating company for the three and six months ended June 30, 2007.  This table is being presented to give the reader more information about the underlying performance of the ongoing operating company.

Summer Infant and Subsidiaries

Consolidated Statements of Income

For the Three and Six Months Ending June 30, 2008 and 2007

(In thousands)

	Three Months Ended June 30, 2008		Three Months Ended June 30, 2007		Six Months Ended June 30, 2008		Six Months Ended June 30, 2007
	(unaudited)		(unaudited)		(unaudited)		(unaudited)
Net Sales .	$33,982	100.0%	$18,675	100.0%	$62,407	100.0%	$35,845	100.0%
Cost of Goods Sold.	21,665	63.8%	11,415	61.1%	40,154	64.3%	22,022	61.4%
Gross Profit	12,317	36.2%	7,260	38.9%	22,253	35.7%	13,823	38.6%
Operating Expenses
Selling, general and administrative expenses(A).	8,615	25.3%	5,414	29.0%	15,942	25.6%	10,321	28.8%

EBITDA(B).	$3,702	10.9%	$1,846	9.9%	$6,311	10.1%	$3,502	9.8%

(A)      (excluding depreciation and amortization, non-capitalizable deal fees and non-cash stock option expense)

(B)        See non-GAAP discussion below regarding the computation of EBITDA.

Three months ended June 30, 2008 compared with three months ended June 30, 2007

Net sales increased from approximately $18,675,000 in the three months ended June 30, 2007 to approximately $33,982,000 for the three months ended June 30, 2008, an increase of approximately 82%. This sales increase was primarily attributable to increased distribution of Summer’s products throughout Summer’s customer base, plus new product introductions.  Significant increases were noted in large accounts such as Babies R Us, in addition to several other new accounts which have been added over the past year, including Lowe’s and Wal-Mart.  The acquisitions of Basic Comfort and Kiddopotamus contributed approximately $5,700,000 to sales for the three months ended June 30, 2008.

Gross profit increased from approximately $7,260,000 for the three months ended June 30, 2007 to approximately $12,317,000 for the three months ended June 30, 2008.  The gross profit as a percentage of sales decreased to 36.2% from 38.9% in the prior year.  The decrease as a percentage of sales is due to increased costs of finished goods from the Company’s vendors in Asia and the US.  The increase in these costs is due to increased raw material and labor costs, in addition to the devaluation of the US dollar relative to the Chinese RMB.

Selling, general and administrative expenses increased from approximately $5,414,000 for the three months ended June 30, 2007 to approximately $8,615,000 for the three months ended June 30, 2008. This increase was primarily attributable to increases in headcount, higher variable selling expenses due to the increase in sales, and costs associated with the opening of new distribution centers to support the increase in sales.  Selling, general and administrative expenses decreased to 25.3% of net sales in the three months ended June 30, 2008 from 29.0% of net sales in the three months ended June 30, 2007.  This decrease as a percentage of sales was primarily due to the leveraging of the Company’s fixed cost structure over a larger sales base.

EBITDA (as defined below) increased from approximately $1,846,000 for the three months ended June 30, 2007 to approximately $3,702,000 for the three months ended June 30, 2008, an increase of approximately 100%. This increase was primarily attributable to the increased sales and gross profit dollars as described above.

Six months ended June 30, 2008 compared with six months ended June 30, 2007

Net sales increased from approximately $35,845,000 in the six months ended June 30, 2007 to approximately $62,407,000 for the six months ended June 30, 2008, a 74% increase. This sales increase was primarily attributable to increased distribution of Summer’s products throughout Summer’s customer base, plus new product introductions.  Significant increases were noted in large accounts such as Babies R Us, in addition to several other new accounts which have been added over the past year, including Lowe’s and Wal-Mart.  The acquisitions of Basic Comfort and Kiddopotamus contributed approximately $5,700,000 to sales for the six months ended June 30, 2008.

Gross profit increased from approximately $13,823,000 for the six months ended June 30, 2007 to approximately $22,253,000 for the six months ended June 30, 2008.  The gross profit as a percentage of sales decreased to 35.7% from 38.6% in the prior year.  The decrease as a percentage of sales was primarily due to increased costs of finished goods from the Company’s vendors in Asia and the US.  The increase in these costs is due to increased raw material and labor costs, in addition to the devaluation of the US dollar relative to the Chinese RMB.

Selling, general and administrative expenses increased from approximately $10,321,000 for the six months ended June 30, 2007 to approximately $15,942,000 for the six months ended June 30, 2008. This increase was primarily attributable to increases in headcount, higher variable selling expenses due to the increase in sales, and costs associated with the opening of new distribution centers to support the increase in sales.  Selling, general and administrative expenses decreased to 25.6% of net sales in the six months ended June 30, 2008 from 28.8% of net sales in the six months ended June 30, 2007.  This decrease as a percentage of sales was primarily due to the leveraging of the Company’s fixed cost structure over a larger sales base.

EBITDA increased from approximately $3,502,000 for the six months ended June 30, 2007 to approximately $6,311,000 for the six months ended June 30, 2008, an increase of 80%. This increase was primarily attributable to the increased sales and gross profit dollars as described above.

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

For the six months ended June 30, 2008, net cash used in operating activities was approximately $548,000.  This was primarily due to increases in accounts receivable and inventory, which are a direct result of the significant increase in sales for the Company, partially offset by the net income generated by Summer.  Total sales were over $62,000,000 for the six months ended June 30, 2008, which represents a 74% increase over the sales in the first six months of the prior year.  See detailed discussion of the working capital cycle of Summer above.

Net cash used in investing activities was approximately $16,713,000, which primarily relates to the cash portion of the Basic Comfort and Kiddopotamus acquisitions, in addition to year to date capital expenditures of approximately $1,339,000.

Net cash provided by financing activities was approximately $18,500,000, which relates to amounts borrowed to fund increases in working capital and the acquisitions of Basic Comfort and Kiddopotamus.

Based on the above factors, the net cash increase for the six months ended June 30, 2008 was approximately $1,105,000, resulting in a cash balance of approximately $2,876,000 at June 30, 2008.

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

Summer’s strategy for funding its business going forward is a combination of increased profitability, and if necessary, negotiation of increased borrowing lines as required with traditional lenders.

On April 10, 2008, Summer entered into two new three-year secured credit facilities (the “Loan Agreement”) with Bank of America, N.A., as Administrative Agent, and each of the financial institutions a signatory to the Loan Agreement.  The Loan Agreement provides for a $36,000,000 working capital revolving credit facility and a $10,000,000 non-restoring acquisition credit facility.  The new credit facilities mature on April 10, 2011.  The acquisition credit facility has been utilized in its entirety as of June 30, 2008.

Summer and its subsidiaries, Summer Infant (USA), Inc. Summer Infant Europe Limited, Summer Infant Asia Limited and Summer Infant Canada, Limited are the borrowers under the Loan Agreement.  These credit facilities are secured by all assets of Summer and its subsidiaries.  These credit facilities replaced Summer’s prior line of credit, and are being used principally to fund growth opportunities and for working capital purposes.

Summer’s ability to borrow under the Loan Agreement is subject to its ongoing compliance with a number of financial and other covenants, including the following: (i) that Summer and its subsidiaries maintain a new worth of $50,000,000 plus the sum of 50% of net income earned in each fiscal year, (ii) that Summer and its subsidiaries maintain a ratio of total funded debt to EBITDA of not greater than 3.50:1.00, and (iii) that Summer and its subsidiaries maintain a ratio of operating cash flow to debt service of not less than 1.25:1.00.  In addition, if Summer’s ratio of total funded debt to EBITDA is greater than 3.25:1.00 as of December 31, 2008, the total commitment amount under the working capital revolving credit facility will reduce by $4,000,000 on March 31, 2009.  Furthermore, if Summer’s ratio of total funded debt to EBITDA is greater than 3.25:1.00 for any fiscal year, the aggregate amount that may be borrowed under the Loan Agreement will be determined by reference to a borrowing base.

These credit facilities bear interest at a floating rate based on a spread over LIBOR ranging from 150 basis points to 200 basis points, depending upon the ratio of the Company’s total funded debt to EBITDA.  As of June 30, 2008, the rate on these credit facilities was 4.48%.  In addition, these credit facilities have an unused line fee based on the unused amount of the credit facilities equal to 25 basis points.

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

As of June 30, 2008 the Company had borrowed approximately $36,276,000 of the total committed amount of $46,000,000.

The Company was in compliance with all covenants as of June 30, 2008.

Summer’s management believes that the Company’s cash flows from operations, cash on hand, and available borrowings will be sufficient to meet Summer’s working capital and capital expenditure requirements and provide the Company with adequate liquidity to meet anticipated operating needs for at least the next 12 months. Summer’s cash requirements for the period beyond that are expected to be met by the continued use of bank facilities to meet working capital requirements.

Non-GAAP Discussion

In addition to its GAAP results, Summer considers non-GAAP measures of its performance. EBITDA, as defined below, is an important supplemental financial measure of Summer’s performance that is not required by, or presented in accordance with, GAAP. EBITDA represents net income (loss) before income taxes, interest expense, non-cash stock option expense, deal-related fees, and depreciation and amortization. Summer’s management uses EBITDA as a financial measure to assess the ability of its assets to generate cash sufficient to pay interest on its indebtedness, meet capital expenditure and working capital requirements, and otherwise meet its obligations as they become due. Summer’s management believes that the presentation of EBITDA provides useful information regarding Summer’s results of operations because they assist in analyzing and benchmarking the performance and value of Summer’s business. Summer believes that EBITDA is useful to stockholders as a measure of comparative operating performance, as it is less susceptible to variances in actual performance resulting from depreciation and amortization and more reflective of changes in pricing decisions, cost controls and other factors that affect operating performance.

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

In addition, EBITDA is an important valuation tool used by potential investors when assessing the relative performance of a company in comparison to other companies in the same industry. Although Summer uses EBITDA as a financial measure to assess the performance of its business, there are material limitations to using a measure such as EBITDA, including the difficulty associated with using it as the sole measure to compare the results of one company to another and the inability to analyze significant items that directly affect a company’s net income or operating income because it does not include certain material costs, such as interest and taxes, necessary to operate its business. In addition, Summer’s calculation of EBITDA may not be consistent with similarly titled measures of other companies and should be viewed in conjunction with measures that are computed in accordance with GAAP. Summer’s management compensates for these limitations in considering EBITDA in conjunction with its analysis of other GAAP financial measures, such as net income.

The following table presents a reconciliation of the Summer EBITDA to net income, its most directly comparable GAAP financial measure, on a historical basis, for the six months ended June 30, 2008 and 2007:

Reconciliation of unaudited Net Income to EBITDA (dollars in thousands):

	Six Months Ended June 30
	2008	2007

Net income (assuming 6 months as a taxable entity in 2007)	$2,330	$1,659
Income taxes (assuming 6 months as a taxable entity in 2007)	1,495	1,106
Non-cash stock option expense	180	191
Non-capitalizable deal-related fees	214	—
Interest expense (income)	967	(84)
Depreciation and amortization	1,125	630
EBITDA, as defined	$6,311	$3,502

ITEM 4T.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report, Summer carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as of June 30, 2008. Summer’s management has concluded, based on their evaluation, that as of the end of the period covered by this report, the Company’s controls and procedures were effective as of June 30, 2008 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in Internal Control Over Financial Reporting

There was no change in Summer’s internal control over financial reporting that occurred during the period covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, Summer’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1A. Risk Factors

There have been no material changes pertaining to risk factors that were contained in the Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 27, 2008.

ITEM 4.  Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Shareholders was held on June 5, 2008.  There were two matters presented to shareholders for a vote; total shares voted were 12,594,937, and the results of the voting were as follows:

1.               Election of directors- to elect two directors to serve for three years, with terms expiring in 2011:

Myra Hart- Votes for:  12,525,815;  votes against:  69,122

Robert Stebenne:  Votes for:  11,626,764; votes against 968,173

Both individuals were therefore elected to the board of directors to serve three year terms.

2.               Amendment of the 2006 Performance Equity Plan to increase the number of authorized shares available for issuance under the plan from 1,600,000 to 3,000,000:

Votes for:  5,693,490;  votes against: 4,248,455; not voted: 2,652,992

This amendment was therefore approved.

ITEM 5. Other Information

Prior to March 28, 2008, the Company’s units, consisting of one share of common stock and two warrants, separately traded on the Nasdaq Capital Market under the symbol “SUMRU”.  On March 28, 2008, these units were separated into their component securities.  As a result, beginning on March 28, 2008, the units ceased trading.

ITEM 6. Exhibits

10.1 Ninth Amendment to the Revolving Credit Agreement (dated July 19, 2005) entered into on March 31, 2008 among the Company, Summer Infant (USA), Inc., Summer Infant Europe Limited, Summer Infant Asia Limited and Bank of America, N.A. *

10.2 Agreement and Plan of Merger among Summer USA, Kiddo Acquisition Co., Inc., Kiddopotamus & Company, J. Chris Snedeker, Kristen Peterson Snedeker and Thomas K. Manning entered into on April 18, 2008. **

31.1 Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

*	Incorporated by reference to the Current Report on Form 8-K filed April 4, 2008.
**	Incorporated by reference to the Current Report on Form 8-K filed April 24, 2008.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Summer Infant, Inc.

August 8, 2008

/s/ Jason Macari
Jason Macari
Chief Executive Officer

August 8, 2008

/s/ Joseph Driscoll
Joseph Driscoll
Chief Financial Officer