Form 10-Q
period 2008-09-30
Summer Infant, Inc.
filed 2008-11-07
CIK 1314772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15d

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

Summer Infant, Inc.

(Name of Registrant as Specified in Its Charter)

Commission file 001-33346

Delaware	20-1994619
(State of Incorporation)	IRS Employment Number

1275 Park East Drive
Woonsocket, RI 02895	(401) 671-6550
(Address of principal executive offices)	(Registrant’s telephone number)

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

Yes  ☐    No  ☒

As of October 29, 2008, there were 15,055,782 shares outstanding of the registrant’s Common Stock, $.0001 par value per share.

Summer Infant, Inc.

Form 10Q

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

Note that all dollar amounts presented in the table below are in thousands of US dollars except share and per share amounts.

	September 30, 2008	December 31, 2007
	Unaudited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,451	$1,771
Trade receivables, net of allowance for doubtful accounts	29,402	21,245
Inventory, primarily finished goods	31,164	19,327
Prepaids and other current assets	1,417	970
Deferred tax assets	402	134
TOTAL CURRENT ASSETS	63,836	43,447
Property and equipment, net	10,407	9,279
Goodwill	44,723	30,820
Other intangible assets, net	10,906	9,463
Other assets	244	216

TOTAL ASSETS	$130,116	$93,225

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Line of credit - bank	$—	$17,591
Accounts payable and accrued expenses	24,171	17,574
Current portion of long term liabilities	2,312	265
TOTAL CURRENT LIABILITIES	26,483	35,430
Long term liabilities, less current portion	41,315	3,977
Deferred tax liabilities	573	548

TOTAL LIABILITIES	68,371	39,955

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common Stock $.0001 par value, issued and outstanding 15,055,782 and 13,907,892 shares, respectively	2	1
Additional paid in capital	54,005	49,078
Retained earnings	8,031	4,095
Accumulated other comprehensive income (loss)	(293)	96

TOTAL STOCKHOLDERS’ EQUITY	61,745	53,270

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$130,116	$93,225

See notes to condensed consolidated financial statements

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

Note that all dollar amounts presented in the table below are in thousands of US dollars except share and per share amounts.

	Unaudited		Unaudited
	For the three months ended		For the nine months ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Net revenues	$35,575	$21,198	$97,982	$44,644
Cost of goods sold	23,109	13,224	63,263	27,564

Gross profit	12,466	7,974	34,719	17,080
Selling, general and administrative expenses (a)	9,537	6,179	26,998	14,001

Net operating income	2,929	1,795	7,721	3,079
Interest income (expense), net	(506)	(78)	(1,473)	474

Income before provision for income taxes	2,423	1,717	6,248	3,553
Income tax expense	817	657	2,312	1,364

NET INCOME	$1,606	$1,060	$3,936	2,189

NET INCOME PER SHARE- BASIC	$0.11	$0.08	$0.27	$0.17
Weighted average shares outstanding - basic	15,055,782	13,907,892	14,627,137	13,263,000

NET INCOME PER SHARE - DILUTED	$0.11	$0.08	$0.27	$0.17
Weighted average shares outstanding- diluted	15,055,782	13,907,892	14,627,137	13,263,000

See notes to condensed consolidated financial statements.

(a) Includes non-cash stock compensation expense of $270 and $281 for the nine months ended September 30, 2008 and 2007, and expense of $90 for each of the three months ended September 30, 2008 and 2007, respectively.  The total also includes non-capitalizable deal-related fees of $214 for the nine months ended September 30, 2008.

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Note that all dollar amounts presented in the table below are in thousands of US dollars except share and per share amounts.

	Unaudited
	For the nine months ended
	September 30, 2008	September 30, 2007

Cash flows from operating activities:
Net income	$3,936	$2,189
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	1,866	804
Non-cash stock option expense	270	281
Deferred taxes	(243)
Changes in assets and liabilities net of effects of acquisition:
Increase in accounts receivable	(4,489)	(6,706)
Increase in inventory	(7,020)	(4,716)
Increase in accounts payable and accrued expenses	3,083	4,436
(Increase) decrease in prepaid expenses and other current assets	85	(218)
Increase in other assets	(26)	—

Net cash used in operating activities	(2,538)	(3,930)

Cash flows from investing activities:
Acquisitions of property and equipment	(2,273)	(2,876)
Acquisition of Basic Comfort, Inc., Kiddopotamus & Company (2008) and Summer Infant, Inc. (2007) net of cash acquired of $61 and $897, respectively	(15,586)	(23,361)
Acquisition of intangible assets	(1,000)	—

Net cash used in investing activities	(18,859)	(26,237)

Cash flows from financing activities:
Net borrowings (repayments) on debt	21,611	(13,886)
Principal payments on capital lease obligations	(144)	—
Redemptions of common stock	—	(6,883)

Net cash provided by (used in) financing activities	21,467	(20,769)

Effect of exchange rate changes on cash and cash equivalents	(390)	149

NET DECREASE IN CASH AND CASH EQUIVALENTS	(320)	(50,787)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,771	52,094

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,451	$1,307

Non cash investing activities:
Issuance of common stock in conjunction with the acquisition of Basic Comfort, Inc., Kiddopotamus & Company (2008), and Summer Infant, Inc. (2007), respectively	$4,657	$20,563
New capital lease obligations incurred	322	—
Cash paid for interest	1,373	515
Cash paid for income taxes	1,721	574

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

Acquisition of Summer Infant, Inc. by KBL Healthcare Acquisition Corp. II

On March 6, 2007, under an Agreement and Plan of Reorganization, dated as of September 1, 2006 (“Acquisition Agreement”), KBL Healthcare Acquisition Corp. II (“KBL”), and its wholly owned subsidiary, SII Acquisition Corp. (“Acquisition Sub”), consummated a transaction by which (i) Summer Infant, Inc. (“SII”) was merged with and into Acquisition Sub and (ii) all of the outstanding capital stock of each of Summer Infant Europe, Limited (“SIE”) and Summer Infant Asia, Ltd. (“SIA” and, collectively, with SII and SIE, the “Targets”) was acquired directly by KBL. As used in this Report, the term “Summer” includes each of the Targets. As used in this Report, the term “Company” means the registrant on a post-acquisition basis.  On March 7, 2007, the securities of the Company commenced listing on the Nasdaq Capital Market under the symbols SUMR (common stock), SUMRW (warrants) and SUMRU (units).

Nature of Operations and Basis of Presentation

The Condensed Consolidated Statement of Income for the nine months ended September 30, 2007 consists of the period from March 6, 2007 through September 30, 2007 for Summer plus the full nine months of results of KBL (unaudited).  The acquisition of Summer by KBL occurred on March 6, 2007, and therefore the results of Summer are included from that date forward. The interim financial information as of September 30, 2008, and for the three and nine months then ended, is unaudited and has been prepared on the same basis as the audited financial statements as of December 31, 2007.  The 2008 results include the results of Basic Comfort, Inc. and Kiddopotamus & Company from the dates of acquisition, which were March 31, 2008 and April 18, 2008, respectively.  In the opinion of management, such unaudited financial information includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim information. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

All significant intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements.

Basic Comfort Acquisition

On March 31, 2008, through Summer Infant (USA), Inc. (“Summer USA”) the Company acquired substantially all of the assets of Basic Comfort, Inc.  (“Basic”), a leading manufacturer and supplier of infant comfort and safety products, including infant sleep positioners, infant head supports and portable changing pads.  The acquisition price was approximately $4,700,000 in cash and 450,000 shares of unregistered Summer common stock (which were valued at $1,777,500 using the March 31, 2008 closing price of $3.95). The cash portion of the purchase price was funded through borrowings under the Company’s prior credit facility.  A portion of the common stock issued at closing was deposited into escrow to secure the post-closing indemnification obligations of the Basic stockholders.   The owners of Basic can receive additional payments based on the achievement of certain EBITDA targets for the twelve months ended March 31, 2009.

The following table summarizes the estimated preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition of Basic by Summer (amounts in thousands of US dollars):

Trade receivables	$1,384
Inventory	1,559
Other Current Assets	121
Property and equipment	152
Goodwill	5,373
Total assets acquired	8,589
Total liabilities assumed	1,854
Net assets acquired	$6,735

The pro forma effect on net revenues, net income, and net income per share amounts, assuming the transaction closed on January 1, 2008, are not considered material, and therefore are not presented here.

Kiddopotamus Acquisition

On April 18, 2008, the Company, through Summer (USA), entered into an Agreement and Plan of Merger (the “Merger Agreement”), among Summer (USA), Kiddo Acquisition Co., Inc., a wholly-owned subsidiary of Summer (USA) (“Merger Sub”), Kiddopotamus & Company (“Kiddopotamus”), J. Chris Snedeker, Kristen Peterson Snedeker and Thomas K. Manning, under which the Company acquired Kiddopotamus, a leading manufacturer and supplier of infant nursery, travel and feeding accessories.  Pursuant to the terms of the Merger Agreement, on April 18, 2008, Merger Sub merged with and into Kiddopotamus, with Kiddopotamus continuing as the surviving entity (the “Merger”).  As a result of the Merger, Kiddopotamus became an indirect, wholly-owned subsidiary of the Company.

Under the merger agreement, the total purchase price paid by the Company to the holders of Kiddopotamus common and preferred stock was $12,500,000, plus the payment of certain expenses.  Of the total purchase price, approximately $9,600,000 was paid in cash, and approximately $2,900,000 was paid by the issuance of 697,890 unregistered shares of the Company’s common stock at $4.126 per share, which represented the ten day trading average ending on the trading day two business days prior to the closing of the merger.  Each holder of Kiddopotamus common and preferred stock other than J. Chris Snedeker and Kristen Peterson Snedeker (the “Principal Stockholders”) elected to receive their allocation of the total net purchase price in cash.  As required by the Merger Agreement, the Principal Stockholders received one half of their allocation of the total net purchase price in shares and one half in cash.

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

The following table summarizes the estimated preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition of Kiddopotamus by Summer (amounts in thousands of US dollars):

Trade receivables	$2,284
Inventory	3,258
Other Assets	740
Property and equipment	48
Goodwill	8,300
Total assets acquired	14,630
Total liabilities assumed	1,524
Net assets acquired	$13,106

The pro forma effect on net revenues, net income, and net income per share amounts for the nine months ended September 30, 2008, assuming the Kiddopotamus transaction had closed on January 1, 2008, are as follows:

Net revenues:	$101,771,000
Net income:	$4,424,000
Net income per share:	$0.30 per share

Income taxes.    The provision for income taxes is based on the Company’s estimated annualized effective tax rate for the year.

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, the Company had no unrecognized tax benefits. During the first nine months of 2008, the Company recognized no adjustments for uncertain tax benefits.

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence; it is more likely than not such benefits will be realized.  The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses.  No interest and penalties related to uncertain tax positions were accrued at September 30, 2008. The tax years 2004 through 2007 remain open to examination by the major taxing jurisdictions in which the Company operates. The Company expects no material changes to unrecognized tax positions within the next twelve months.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Net Income Per Share

Basic net income per share for the Company is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Options to purchase

1,039,200 and 975,200 shares of the Company’s common stock, and 3,633,953 and 18,400,000 warrants to purchase shares of common stock, were not included in the calculation, because these options and warrants were anti-dilutive for the three and nine months ended September 30, 2008 and 2007, respectively.

Reclassifications

Certain prior period amounts were reclassified to conform to current period presentation.

2.                                       DEBT

New Credit Facilities

On April 10, 2008, the Company entered into two new three-year secured credit facilities (the “Loan Agreement”) with Bank of America, N.A., as Administrative Agent, and each of the financial institutions that were a signatory to the Loan Agreement.  The Loan Agreement provides for a $36,000,000 working capital revolving credit facility and a $10,000,000 non-restoring acquisition credit facility.  The new credit facilities mature on April 10, 2011.  The acquisition credit facility has been utilized in its entirety as of September 30, 2008.

The Company and its subsidiaries, Summer Infant (USA), Inc. Summer Infant Europe Limited, Summer Infant Asia Limited and Summer Infant Canada, Limited are the borrowers under this Loan Agreement.  The Loan Agreement is secured by substantially all assets of the Company and its subsidiaries.  These new credit facilities replace the Company’s prior line of credit and are being used principally to fund growth opportunities and for working capital purposes.

The Company’s ability to borrow under the Loan Agreement is subject to its ongoing compliance with a number of financial and other covenants, including the following: (i) that the Company and its subsidiaries maintain a net worth of $50,000,000 plus the sum of 50% of net income earned in each fiscal year, (ii) that the Company and its subsidiaries maintain a ratio of total funded debt to EBITDA (as defined in the Loan Agreement) of not greater than 3.50:1.00, and (iii) that the Company and its subsidiaries maintain a ratio of operating cash flow to debt service of not less than 1.25:1,00.  In addition, if the Company’s ratio of total funded debt to EBITDA is greater than 3.25:1.00 as of December 31, 2008, the total commitment amount under the working capital revolving credit facility will reduce by $4,000,000 on March 31, 2009.  Furthermore, if the Company’s ratio of total funded debt to EBITDA is greater than 3.25:1.00 for any fiscal year, the aggregate amount that may be borrowed under the Loan Agreement will be determined by reference to a borrowing base formula.

Borrowings under the Loan Agreement bear interest at a floating rate based on a spread over LIBOR ranging from 150 basis points to 200 basis points, depending upon the ratio of the Company’s total funded debt to EBITDA.  As of September 30, 2008, the rate on these credit facilities was approximately 5.46%.  In addition, these new credit facilities have an unused line fee based on the unused amount of the credit facilities equal to 25 basis points.

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

Amendment to Construction Loan

In connection with the Company’s construction of its principal offices in Woonsocket, Rhode Island, the Company previously assumed all obligations of Faith Realty under a $4,000,000 Construction Loan between Faith Realty and Bank of America, N.A.  (the “Real Estate Loan”).    In connection with the new credit facilities described above, the Company and Bank of America, N.A. amended the Real Estate Loan to include a cross default provision with these new credit facilities.

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R), using the modified prospective transition method.  The adoption of SFAS 123(R) resulted in share-based compensation expense for the nine months ended September 30, 2008 and 2007 of approximately $270,000 and $281,000, respectively, and expense for the three months ended September 30, 2008 and 2007 was approximately $90,000 and $90,000, respectively.  There were no grants of stock options for the three or nine months ended September 30, 2008.  As of September 30, 2008, there were 1,039,200 stock options outstanding.

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

Summary of critical accounting policies and estimates

The Company’s critical accounting policies are disclosed in the Company’s Annual Report on Form 10-K.  There have been no changes to these policies during the first nine months of 2008. This summary of critical accounting policies of Summer is presented to assist in understanding Summer’s consolidated financial statements. The consolidated financial statements and notes are representations of Summer’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the consolidated financial statements.

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

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, we had no unrecognized tax benefits. During the third quarter of 2008, we recognized no adjustments for uncertain tax benefits.

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, it is more likely than not such benefits will be realized.  We recognize interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses.  No interest and penalties related to uncertain tax positions were accrued at September 30, 2008. The tax years 2004 through 2007 remain open to examination by the major taxing jurisdictions in which we operate. We expect no material changes to unrecognized tax positions within the next twelve months.

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

•                  New geographies (international expansion); and

•                  New product categories

•                  Acquisitions

Summer has been able to substantially grow its revenues over the past seven years through a combination of all of the above factors. Each year it has been able to expand the number of products into its main distribution channel (mass merchant retailers) and has also added new customers each year. Therefore, even without new product introductions, Summer could grow its business by simply selling more of its existing product line to existing customers.

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

Summer’s growth strategy has included acquisitions.

On March 31, 2008, Summer acquired substantially all of the assets of Basic Comfort, Inc., a leading manufacturer and supplier of infant comfort and safety products, including infant sleep positioners, infant head supports and portable changing pads.

On April 18, 2008, Summer acquired Kiddopotamus & Company, a leading manufacturer and supplier of infant nursery, travel and feeding accessories.

Summer may pursue additional potential acquisition candidates to obtain new innovative products, new product categories, new retail customers or new sales territories.  There are approximately 400 active juvenile product companies, of which approximately 300 have less than $10,000,000 in sales. In addition, there are various product categories that Summer does not currently compete in, including car seats, strollers, walkers, and other categories. Summer may look to develop its own products in these categories or attempt to gain entrance into these categories through acquisitions.

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

Cost of goods sold and other expenses

Summer’s products are manufactured by third parties, with approximately 80-85% of the dollar value of products being manufactured in China and the majority of the balance being manufactured in Massachusetts. Cost of goods sold primarily represents purchases of finished products from these third party manufacturers. The remainder of Summer’s cost of goods sold includes tooling depreciation, freight-in from suppliers and miscellaneous charges from contract manufacturers. Substantially all of Summer’s purchases are made in US dollars; therefore most of this activity is not subject to currency fluctuations. If Summer’s suppliers experience increased raw materials, labor or other costs and pass along such cost increases through higher prices for finished goods, Summer’s costs of sales would increase, and to the extent it is unable to pass such price increases along to Summer’s customers, Summer’s gross margins would decrease.

Selling, general and administrative expenses primarily consist of payroll, insurance, professional fees, royalties, freight to customers, product development costs, advertising and marketing expenses (including co-op advertising allowances as negotiated with certain customers) and sales commissions. Several of these items fluctuate with sales, some based on sales to particular customers and others based on sales of particular products.

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

Results of Operations

Summer Infant Inc. and Subsidiaries

Condensed Consolidated Statements of Income

For the Three and Nine Months Ending September 30, 2008 and 2007

(In thousands of US dollars)

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net revenues	$35,575	$21,198	$97,982	$44,644
Cost of goods sold	23,109	13,224	63,263	27,564
Gross profit	12,466	7,974	34,719	17,080

Operating expenses including interest	10,043	6,257	28,471	13,527
Income tax expense	817	657	2,312	1,364

Net income	$1,606	$1,060	$3,936	$2,189

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

To give the reader some additional information on the performance of the underlying Summer Infant operations, the following table represents the unaudited results of Summer for the three and nine months ended September 30, 2008 and the unaudited results of the Summer Infant operating company for the three and nine months ended September 30, 2007.  This table is being presented to give the reader more information about the underlying performance of the ongoing operating company.

Summer Infant and Subsidiaries

Condensed Consolidated Statements of Income

For the Three and Nine Months Ending September 30, 2008 and 2007

(In thousands of US dollars)

	Three Months Ended September 30, 2008		Three Months Ended September 30, 2007		Nine Months Ended September30, 2008		Nine Months Ended September 30, 2007
	(unaudited)		(unaudited)		(unaudited)		(unaudited)
Net Sales	$35,575	100.0%	$21,198	100.0%	$97,982	100.0%	$57,043	100.0%
Cost of Goods Sold	23,109	65.0%	13,224	62.4%	63,263	64.6%	35,246	61.8%
Gross Profit	12,466	35.0%	7,974	37.6%	34,719	35.4%	21,797	38.2%
OPERATING EXPENSES
Selling, general and administrative expenses (excluding depreciation, amortization, non-capitalizable deal fees and non- cash stock option expense)	8,706	24.4%	5,717	27.0%	24,648	25.1%	16,038	28.1%

EBITDA (a)	$3,760	10.6%	$2,257	10.6%	$10,071	10.3%	$5,759	10.1. %

(a)          See “Non-GAAP Discussion” below regarding the computation of EBITDA.

Three months ended September 30, 2008 compared with three months ended September 30, 2007

Net sales increased from approximately $21,198,000 in the three months ended September 30, 2007 to approximately $35,575,000 for the three months ended September 30, 2008, an increase of approximately 68%. This sales increase was primarily attributable to increased distribution of Summer’s products throughout Summer’s customer base, plus new product introductions.  Significant increases were noted in large accounts such as Babies R Us, in addition to several other new accounts which have been added over the past year, including Lowe’s and Wal-Mart.  The acquisitions of Basic Comfort and Kiddopotamus contributed approximately $6,500,000 to sales for the three months ended September 30, 2008.

Gross profit increased from approximately $7,974,000 for the three months ended September 30, 2007 to approximately $12,466,000 for the three months ended September 30, 2008.  The gross profit as a percentage of sales decreased to 35.0% from 37.6% in the prior year.  The decrease as a percentage of sales is due to increased costs of finished goods from the Company’s vendors in Asia and the US.  The increase in these costs is due to increased raw material and labor costs from our Chinese contract manufacturers.

Selling, general and administrative expenses increased from approximately $5,717,000 for the three months ended June 30, 2007 to approximately $8,706,000 for the three months ended September 30, 2008. This increase was primarily attributable to increases in headcount, higher variable selling expenses due to the increase in sales, and costs associated with the opening of new distribution centers to support the increase in sales.  Selling, general and administrative expenses decreased to 24.4% of net sales in the three months ended September 30, 2008 from 27.0% of net sales in the three months ended September 30, 2007.  This decrease as a percentage of sales was primarily due to the leveraging of the Company’s fixed cost structure over a larger sales base.

EBITDA (as herein defined) increased from approximately $2,257,000 for the three months ended September 30, 2007 to approximately $3,760,000 for the three months ended September 30, 2008, an increase of approximately 67%. This increase was primarily attributable to the increased sales and gross profit dollars as described above.

Nine months ended September 30, 2008 compared with nine months ended September 30, 2007

Net sales increased from approximately $57,043,000 in the nine months ended September 30, 2007 to approximately $97,982,000 for the nine months ended September 30, 2008, a 72% increase. This sales increase was primarily attributable to increased distribution of Summer’s products throughout Summer’s customer base, plus new product introductions.  Significant increases were noted in large accounts such as Babies R Us, in addition to several other new accounts which have been added over the past year, including Lowe’s and Wal-Mart.  The acquisitions of Basic Comfort and Kiddopotamus contributed approximately $12,200,000 to sales for the nine months ended September 30, 2008.

Gross profit increased from approximately $21,797,000 for the nine months ended September 30, 2007 to approximately $34,719,000 for the nine months ended September 30, 2008.  The gross profit as a percentage of sales decreased to 35.4% from 38.2% in the prior year.  The decrease as a percentage of sales is due to increased costs of finished goods from the Company’s vendors in Asia and the US.  The increase in these costs is due to increased raw material and labor costs from our Chinese contract manufacturers.

Selling, general and administrative expenses increased from approximately $16,038,000 for the nine months ended September 30, 2007 to approximately $24,648,000 for the nine months ended September 30, 2008. This increase was primarily attributable to increases in headcount, higher variable selling expenses due to the increase in sales, and costs associated with the opening of new distribution centers to support the increase in sales.  Selling, general and administrative expenses decreased to 25.1% of net sales in the nine months ended September 30, 2008 from 28.1% of net sales in the nine months ended September 30, 2007.  This decrease as a percentage of sales is due to the leveraging of the Company’s fixed cost structure over a larger sales base.

EBITDA as defined herein increased from approximately $5,759,000 for the nine months ended September 30, 2007 to approximately $10,071,000 for the nine months ended September 30, 2008, an increase of 75%. This increase was primarily attributable to the increased sales and gross profit dollars as described above.

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

For the nine months ended September 30, 2008, net cash used in operating activities was approximately $2,538,000.  This was primarily due to increases in accounts receivable and inventory, which are a direct result of the significant increase in sales for the Company, partially offset by the net income generated by Summer.  Total sales were over $97,000,000 for the nine months ended September 30, 2008, which represents a 72% increase over the sales in the first nine months of the prior year.  See detailed discussion of the working capital cycle of Summer above.

Net cash used in investing activities was approximately $18,859,000 which primarily relates to the cash portion of the Basic Comfort and Kiddopotamus acquisitions, in addition to year to date capital expenditures of approximately $2,273,000.

Net cash provided by financing activities was approximately $21,467,000, which relates to amounts borrowed to fund increases in working capital and the acquisitions of Basic Comfort and Kiddopotamus.

Based on the above factors, the net cash decrease for the nine months ended September 30, 2008 was approximately $320,000, resulting in a cash balance of approximately $1,451,000 at September 30, 2008.

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

Summer’s strategy for funding its business going forward is a combination of increased profitability, and if necessary, negotiation of increased borrowing lines as required with traditional lenders.  Summer is in regular communication with its lenders, and considers its relationship to be strong at the present time.

On April 10, 2008, Summer entered into two new three-year secured credit facilities (the “Loan Agreement”) with Bank of America, N.A., as Administrative Agent, and each of the financial institutions that are a signatory to the Loan Agreement.  The Loan Agreement provides for a $36,000,000 working capital revolving credit facility and a $10,000,000 non-restoring acquisition credit facility.  The new credit facilities mature on April 10, 2011.  The acquisition credit facility has been utilized in its entirety as of June 30, 2008.

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

Summer’s ability to borrow under the Loan Agreement is subject to its ongoing compliance with a number of financial and other covenants, including the following: (i) that Summer and its subsidiaries maintain a new worth of $50,000,000 plus the sum of 50% of net income earned in each fiscal year, (ii) that Summer and its subsidiaries maintain a ratio of total funded debt to EBITDA of not greater than 3.50:1.00, and (iii) that Summer and its subsidiaries maintain a ratio of operating cash flow to debt service of not less than 1.25:1.00.  In addition, if Summer’s ratio of total funded debt to EBITDA is greater than 3.25:1.00 as of December 31, 2008, the total commitment amount under the working capital revolving credit facility will reduce by $4,000,000 on March 31, 2009.  Furthermore, if Summer’s ratio of total funded debt to EBITDA is greater than 3.25:1.00 for any fiscal year, the aggregate amount that may be borrowed under the Loan Agreement will be determined by reference to a borrowing base formula.

These credit facilities bear interest at a floating rate based on a spread over LIBOR ranging from 150 basis points to 200 basis points, depending upon the ratio of the Company’s total funded debt to EBITDA.  As of September 30, 2008, the rate on these credit facilities was 5.46%.  In addition, these credit facilities have an unused line fee based on the unused amount of the credit facilities equal to 25 basis points.

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

As of September 30, 2008 the Company had approximately $39,276,000 outstanding of the total committed amount of $46,000,000.  In addition, the Company has $3,884,000 outstanding on the loan related to the construction of the corporate headquarters.

The Company was in compliance with all covenants as of September 30, 2008.

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

The following table presents a reconciliation of the Summer EBITDA to net income; it’s most directly comparable GAAP financial measure, on a historical basis, for the nine months ended September 30, 2008 and 2007:

Reconciliation of unaudited EBITDA to Net Income (in thousands of US dollars):

	Nine Months Ended September 30
	2008	2007
Net income (assuming 9 months as a taxable entity in 2007)	$3,936	$2,690
Income taxes (assuming 9 months as a taxable entity in 2007)	2,312	1,793
Non-cash stock option expense	270	281
Non-capitalizable deal-related fees	214	—
Interest expense (income)	1,473	(7)
Depreciation and amortization	1,866	1,002

EBITDA, as defined	$10,071	$5,759

ITEM 4T.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report, Summer carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as of September 30, 2008. Summer’s management has concluded, based on their evaluation, that as of the end of the period covered by this report, the Company’s controls and procedures were effective as of September 30, 2008 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Summer Infant, Inc.

November 7, 2008

/s/ Jason Macari
Jason Macari
Chief Executive Officer

November 7, 2008

/s/ Joseph Driscoll
Joseph Driscoll
Chief Financial Officer