Form 10-Q/A
period 2008-09-30
Summer Infant, Inc.
filed 2008-11-19
CIK 1314772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Summer Infant, Inc.

Form 10Q

Explanatory Note

Summer Infant, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amended Report”) to amend the Company’s Form 10-Q  for the fiscal quarter ended September 30, 2008 (the “Original Report”) solely to furnish correct versions of the certifications required to be furnished by Rule 13a-14(b) of the Securities Exchange Act of 1934 (the “Section 906 Certifications”).  The Section 906 Certifications furnished with the Original Report inadvertently referenced the wrong periodic report.

Accordingly, we are filing this Amended Report in order to amend Exhibits 32.1 and 32.2 referenced in Item 6 of Part II of the Original Report (and furnished with the Original Report) to the extent necessary to reflect correct Section 906 Certifications.  The remaining Items of our Original Report are not amended hereby and are repeated herein only for the reader’s convenience.

In order to preserve the nature and character of the disclosures set forth in the Original Report, except as expressly noted above, this report speaks as of the date of the filing of the Original Report, November 7, 2008, and we have not updated the disclosures in this report to speak as of a later date.  All information contained in this Amended Report is subject to updating and supplementing as provided in our reports filed with the SEC subsequent to the date of the Original Report.

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

Summer Infant, Inc.

November 19, 2008

/s/ Jason Macari
Jason Macari
Chief Executive Officer

November 19, 2008

/s/ Joseph Driscoll
Joseph Driscoll
Chief Financial Officer