Form 10-K
period 2008-12-31
Summer Infant, Inc.
filed 2009-03-25
CIK 1314772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the fiscal year ended December 31, 2008
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 001-33346

SUMMER INFANT, INC.

Delaware (State or other jurisdiction of incorporation)	20-1994619 (I.R.S. Employer Identification No.)
1275 Park East Drive, Woonsocket, Rhode Island (Address of Principal Executive Offices)	02895 (Zip Code)
(401) 671-6550 (Registrant's Telephone Number, Including Area Code)

         Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Exchange on which registered
Common Stock, Par Value $.0001 Warrants to Purchase Common Stock Units consisting of Common Stock and Two Warrants	Nasdaq Capital Market Nasdaq Capital Market Nasdaq Capital Market

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

         Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒

         The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of December 31, 2008 approximately $21,400,000.

         The number of shares outstanding of the registrant's common stock as of March 25, 2009 was 15,404,782.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive Proxy Statement for the 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

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

        Effective upon closing, the Company changed its name to Summer Infant, Inc. and SII changed its name to Summer Infant (USA), Inc. Thus, the Company is now a holding company called Summer Infant, Inc. operating though its wholly-owned subsidiaries, Summer Infant (USA), Inc., Summer Infant Europe, Limited, Summer Infant Canada, Ltd. ("SIC") and Summer Infant Asia, Ltd.

General

        We are a designer, marketer, and distributor of branded juvenile health, safety and wellness products which are sold principally to large North American and UK retailers. We currently have more than 80 proprietary products in various product categories including nursery audio/video monitors, safety gates, durable bath products, bed rails, related health and safety products, booster and potty seats, bouncers and a product line of soft goods/bedding. In addition, the Basic Comfort and Kiddopotamus acquisitions added items such as infant sleep positioners, head supports, portable changing pads, as well as nursery and feeding accessories. Our products are sold primarily to U.S. retailers including Babies R Us, Target, KMart, Buy Buy Baby, Meijer, Baby Depot (Burlington Coat Factory) and Wal-Mart.

        We maintain through SIE a sales, marketing and distribution office in England, which services the United Kingdom and other parts of Europe. SIE's largest customers are Mothercare, Toys R Us, Argos, and Tesco. In 2008, Summer Infant (USA), including international sales managed out of the U.S., accounted for approximately 90% of revenue, SIC accounted for approximately 4%, and SIE accounted for approximately 6%.

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

  •
  new product categories; and

  •
  acquisitions.

        We have been able to grow our annual revenues historically through a combination of all of the above factors. Each year, we have been able to expand the number of products in our main distribution channel, mass merchant retailers, and have also added new customers each year. Therefore, even without new product introductions, we could grow our business by simply selling more of our existing product line to existing customers.

        In the future, our growth strategy will be to continue to develop and sell new products to our existing customer base, sell new and existing products to new customers (or expand relationships with existing customers), to expand our sales of products from our soft goods product line, and to expand in the UK and in other geographic regions (including Japan, Mexico and Australia, among others). In addition, there are a number of potential acquisition candidates that could be pursued in order to obtain new innovative products, new product categories, new retail customers or new sales territories. There are approximately 400 active juvenile product companies, of which approximately 300 have less than $10 million in sales. In addition, there are various product categories that we do not currently compete in, including car seats, high chairs, walkers, nursery care, and other categories. We may look to develop our own products in these categories or attempt to gain entrance into these categories through acquisitions.

Products

        We sell over eighty proprietary products listed in order of dollar volume importance: (i) nursery audio/video monitors (approximately 27% of net sales for the year ended December 31, 2008), (ii) baby gates (approximately 17% of net sales for the year ended December 31, 2008), (iii) durable bath products (approximately 11% of net sales for the year ended December 31, 2008), (iv) bed rails, booster seats, potty seats, soft goods, bouncers and other products (approximately 45% of net sales for the year ended December 31, 2008).

        New product development teams have also been established to enter several new categories in 2008 and 2009. One team is focused on play yards, swings, high chairs and other "baby gear" categories. The other team is focused on the infant soft goods market comprised mainly of bedding, blankets, home furnishings, layette and soft bath products.

Product Development and Design

        Our management believes that product development is a critical element of our strategy and success to date. Our product strategy is to produce proprietary products that provide distinctive benefits, are visually appealing, provide convenience and will appeal to the mid-tier and upper-tier buyers. Our U.S. retailers are strategically motivated to buy innovative, up-market products. Our main product development efforts are located at our Rhode Island corporate office, but we also have development efforts in China (six person sourcing, electronics and QA team), Colorado, South Carolina (five person soft goods design office) and England (two-person team focused on meeting UK and EU standards and market demands).

Suppliers and Manufacturing

        Except for certain injection-molded bath tubs, potty seats and gates, which are manufactured in the U.S., substantially all of our other products are manufactured in southern China at factories near Hong Kong. We use many different suppliers, and therefore we are not dependent on any one manufacturer. We own our own molds. SIA provides us with a local sourcing presence and the ability to oversee quality, electronic engineering and other issues that may arise during production.

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

        We use several manufacturers in the U.S. for our injection molded products that account for between 15% and 20% of our annual net sales.

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

Customers

        Our top 15 customers in North America and the United Kingdom together comprised over 90% of our sales in fiscal 2008. Some of these customers include Babies R Us, Target, K-Mart, Toys R Us Canada, and Wal-Mart in North America, and in the United Kingdom, Mothercare and Argos.

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

Geographic Regions

        Approximately 92% of our sales in fiscal 2008 were made in North America, primarily the United States (88%) and Canada (4%). The remaining 8% of sales in fiscal 2008 were made in the United Kingdom and all other international accounts.

Facilities

        We are headquartered in a 52,000 square foot headquarters/warehouse facility in Woonsocket, Rhode Island. This facility provides for 24,000 square feet of office space and a 40,000 square foot warehouse. We are the owner of this facility.

        We have a 36 month, 3,750 square foot lease for office space in South Carolina, which expires in 2010. We have a 24 month lease for office space in Hong Kong, which expires in 2009, as well as a 60 month lease for office space in the United Kingdom, which expires in 2012.

        We maintain inventory at leased warehouses in California (two warehouses which total approximately 170,000 square feet) and Rhode Island (approximately 72,000 square feet), Colorado (approximately 90,000 square feet), Canada (approximately 31,000 square feet) and the United Kingdom (approximately 16,000 square feet). The leases expire at various times between 2009 and 2013.

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

Employees

        As of December 31, 2008, we employed a total of 170 people, 95 of whom work in the headquarters and distribution centers in Rhode Island. Our employees are not covered by a collective bargaining agreement. We consider our employee relations to be good.

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

        A number of large, retail customers account for a majority of our net sales. Customers that generated more than 10% of net sales for the year ended December 31, 2008 were Toys R Us (48% of net sales), and Target (10% of net sales). Because of the concentration of our business with these customers, and because we have no long term contracts with these customers, our success depends on our customers' willingness to purchase and provide shelf space for our products. An adverse change in our relationship with any of our large customers or a change in the financial viability of any of these customers could adversely affect our results of operations and financial condition.

Our ability to grow and compete will be harmed if we do not successfully satisfy consumer preferences, enhance existing products, develop and introduce new products, and achieve market acceptance of those products.

        Our business and operating results depend largely upon the appeal of our products. Consumer preferences, particularly among parents, who are the end purchasers of our products, are constantly changing. Our success will, in large part, depend on our ability to identify emerging trends in the health, safety and wellness marketplace, and design products that address consumer demand and prove safe and cost effective. Our product offerings compete with those of many other companies, many of which are much larger and enjoy broader brand recognition and significant distribution channel relationships, which means that our market position is always at risk. Our ability to maintain and increase our current market share will depend upon our ability to anticipate changes in consumer preferences and satisfy these preferences, enhance existing products, develop and introduce new products and establish and grow distribution channels for these products, and ultimately achieve market acceptance of these products.

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

        In addition, if our operations continue to grow in a manner consistent with our historical growth rates, it will be necessary for us to attract and retain additional qualified personnel. The market for qualified and talented product development personnel in the consumer goods market, and the juvenile health, safety and wellness products market specifically is intensely competitive. If we are unable to attract or retain qualified personnel as needed, the growth of our operations could be slowed or hampered. However, we believe that Summer Infant's compensation including salary, performance-based bonuses, and stock award programs provides incentives that are competitive within our industry.

Intellectual property claims relating to our products could increase our costs and adversely affect our business.

        We have, from time to time, received claims of alleged infringement of patents relating to certain of our products, and we may face similar claims in the future. These claims relate to alleged patent infringement and are primarily the result of newly issued patents that were not in force when we initially brought the subject products to market. The defense of intellectual property claims can be costly and time consuming, even in circumstances where the claim is without merit. We may be required to pay substantial damages or settlement costs in order to resolve these types of claims. In addition, these claims could materially harm our brand name, reputation and operations.

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

        In particular, in 2008, our suppliers based in China faced significant additional costs, as a result of raw materials shortages, the further strengthening of the Chinese currency ("RMB") versus the US dollar, rising labor rates and increases in energy prices. While we anticipate being able to pass on some portion of these increased costs to our customers, continued cost pressures on our suppliers will inevitably be passed on to us

Increases in the cost of materials or labor used to manufacture our products could decrease our profitability and therefore negatively impact our business and financial condition.

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

        We operate in highly competitive markets. We compete with several large domestic and foreign companies and with other producers of infant products. Many of our competitors have longer operating histories, greater brand recognition, and greater financial, technical, marketing and other resources than we have. In addition, we may face competition from new participants in our markets because the infant product industry has limited barriers to entry. We experience price competition for our products, competition for shelf space at retailers and competition for licenses, all of which may increase in the future. If we cannot compete successfully in the future, our net sales and profitability will likely decline.

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

  •
  difficulties in achieving planned cost-savings and synergies may increase our expenses or decrease our net sales;

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

        Our board of directors has authority, without action or vote of our stockholders in most cases, to issue all or a part of our authorized but unissued shares. These stock issuances could be made at a price that reflects a discount from the then-current trading price of our common stock. In addition, to raise capital, we may need to issue securities that are convertible into or exchangeable for a significant amount of our common stock. These issuances would dilute current shareholders' ownership percentage which would have the effect of reducing their influence on matters on which stockholders vote, and could dilute the book value of Summer Infant common stock. Stockholders may incur additional dilution if holders of stock options, whether currently outstanding or subsequently granted, exercise their options, or if warrant holders exercise their warrants to purchase shares of Summer Infant common stock.

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

The global economic downturn could result in a reduced demand for our products and increased volatility in our stock price.

        Current uncertainty in global economic conditions pose a risk to the overall economy as consumers and retailers may defer or choose not to make purchases in response to tighter credit and negative financial news, which could negatively affect demand for our products. Additionally, due to the weak economic conditions and tightened credit environment, some of our retailers and distributors may not have the same purchasing power, leading to lower purchases of our products for placement into distribution channels. Consequently, demand for our products could be materially different from expectations, which could negatively affect our profitability and cause our stock price to decline.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        We are headquartered in a 52,000 square foot headquarters/warehouse facility in Woonsocket, Rhode Island. This facility provides for 24,000 square feet of office space and a 28,000 square foot warehouse. We are the owner of this facility.

        We have a 36 month, 3,750 square foot lease for office space in South Carolina, which expires in 2010. We have a 24 month lease for office space in Hong Kong, which expires in 2009, as well as a 60 month lease for office space in the United Kingdom, which expires in 2012.

        We maintain inventory at leased warehouses in California (approximately 170,000 square feet, which includes two warehouses), Rhode Island (approximately 72,000 square feet), Colorado (approximately 90,000 square), Canada (approximately 31,000 square feet), and the United Kingdom (approximately 16,000 square feet). These leases expire at various times between 2009 and 2013.

Item 3.    Legal Proceedings

        None.

Item 4.    Submission of Matters to a Vote of Security Holders

        No matter was submitted to a vote of our stockholders during the fourth quarter of the year ended December 31, 2008.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

        On March 7, 2007, our common stock, warrants and units commenced listing on the Nasdaq Capital Market under the symbols "SUMR", "SUMRW" and "SUMRU", respectively.

        On March 17, 2008, we announced that effective March 28, 2008, the units will be separated into its component securities, consisting of one share of common stock and two warrants. As a result, beginning on March 28, 2008, the units ceased trading.

        The high and low closing prices for our common stock as reported on the Nasdaq Capital Market for the periods indicated below were as follows:

	High	Low
Fiscal Year Ended December 31, 2008
First Quarter	$4.90	$3.67
Second Quarter	$4.80	$3.84
Third Quarter	$4.79	$3.76
Fourth Quarter	$4.50	$2.10

Holders of Common Stock

        As of March 14, 2009, there were approximately thirteen shareholders of record of our common stock. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of record holders.

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

        The following discussion is intended to assist in the assessment of significant changes and trends related to our results of operations and financial condition. This discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto included herein. Our business has grown organically in all of our markets. We derive our revenues from the sale of health, safety and wellness products for infants and toddlers. Our revenue is driven by our ability to design and market desirable products, identify business opportunities and secure new and renew existing distribution channels. Our income from operations is derived from our ability to generate revenue and collect cash in excess of labor and other costs of providing our products and selling, general and administrative costs.

Company Overview

        We are a designer, marketer, and distributor of branded juvenile health, safety and wellness products which are sold principally to large North American and UK retailers. We currently have more than 80 proprietary products in various product categories including nursery audio/video monitors, safety gates, durable bath products, bed rails, infant thermometers, related health and safety products, booster and potty seats, bouncers and a product line of soft goods/bedding.

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

  •
  new product categories.

        We have has been able to grow our annual revenues historically through a combination of all of the above factors. Each year, we have been able to expand the number of products in our main distribution channel, mass merchant retailers, and have also added new customers each year. Therefore, even without new product introductions, we could grow our business by simply selling more of our existing product line to existing customers.

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

Sales

        Our revenues are primarily derived from the sale of juvenile health, safety and wellness products and are recognized upon transfer of title of product to our customers. Our products are marketed through several distribution channels including chain retailers, specialty retailers and direct to consumers.

        A number of large, retail customers account a majority of our net sales. Customers that generated more than 10% of net sales for the year ended December 31, 2008 were Toys R Us (48% of such net sales), and Target (10% of such net sales). Because of the concentration of our business with these customers, and because we have no long term contracts with these customers, our success depends on our customers' willingness to purchase and provide shelf space for our products.

        Over 90% of sales are currently made to customers in North America, with the remaining sales primarily made to customers in the UK. Sales are made utilizing standard credit terms of 30 to 60 days. We generally accept returns only for defective merchandise.

Cost of goods sold and other expenses

        Our products are manufactured by third parties, with approximately 80-85% of the dollar value of products being manufactured in China and the majority of the balance being manufactured in the United States. Cost of goods sold primarily represents purchases of finished products from these third party manufacturers. The remainder of our cost of goods sold includes duties on certain imported items, freight-in from suppliers and miscellaneous charges from contract manufacturers. Substantially all of our purchases are made in US dollars; therefore, most of this activity is not subject to currency fluctuations. If our suppliers experience increased raw materials, labor or other costs and pass along those cost increases through higher prices for finished goods, our cost of sales would increase, and to the extent we are unable to pass these price increases along to our customers, our gross margins would decrease.

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

        In particular, in 2008, our suppliers based in China faced significant additional costs, as a result of raw materials shortages, the further strengthening of the Chinese currency ("RMB") versus the US dollar, rising labor rates and increases in energy prices. Additionally, Chinese suppliers were impacted by Government imposed reductions on tax refunds. While we anticipate being able to pass on some portion of these increased costs to our customers, continued cost pressures on our suppliers will inevitably be passed on to us; although recently we have experienced some stabilization with our orient suppliers.

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

Revenue recognition

        We follow the guidance of the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin 104 for revenue recognition. In general, we record revenue when all of the following occur: persuasive evidence of an arrangement exists, product delivery has occurred, the sales price to the customer is fixed or determinable and collectability is reasonably assured. Sales are recorded net of provisions for returns and allowances, product placement fees, customer discounts and other sales related discounts. We base our estimates for discounts, returns and allowances on negotiated customer terms and historical experience. These estimates are subject to variability, as actual deductions taken by customers may be different from the estimates recorded.

        Sales incentives or other consideration given by us to customers that are considered adjustments of the selling price of its products, such as allowances and product placement fees, are reflected as reductions of revenue. Sales incentives and other consideration that represent costs incurred by us for assets or services received, such as the appearance of our products in a customer's national circular ad, are reflected as selling and marketing expenses in the accompanying statements of income.

Trade receivables

        We carry our trade receivables at net realizable value. On a periodic basis, we evaluate our trade receivables and establish an allowance for doubtful accounts based on a history of past bad debt expense, collections and current credit conditions. The allowance is adjusted based on actual write-offs that occur. We have a credit insurance policy to protect against potential losses up to stated amounts from certain customers.

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

Inventory Valuation

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

Impairment of long-lived assets, goodwill and other intangible assets.

        Long-lived assets have been reviewed for impairment based on Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement requires that an impairment loss be recognized whenever the carrying value of an asset exceeds the sum of the undiscounted cash flows expected to result from the use and eventful disposition of that asset, excluding future interest costs the entity would recognize as an expense when incurred. Goodwill and other intangible assets have been reviewed for impairment based on SFAS No. 142, "Goodwill and Other Intangible Assets." Under this Statement, goodwill and other intangible assets that have indefinite useful lives are not amortized, but rather tested at least annually for impairment. The Company's management reviews for indicators that might suggest an impairment loss could exist. Testing for impairment requires estimates of expected cash flows to be generated from the use of the assets. Various uncertainties, including changes in consumer preference, deterioration in the political environment, continued adverse conditions in the capital markets or changes in general economic conditions, could impact the expected cash flows to be generated by an asset or group of assets. Intangible assets that have finite useful lives are amortized over their useful lives.

Allowance for doubtful accounts.

        The allowance for doubtful accounts represents adjustments to customer trade accounts receivable for amounts deemed uncollectible. The allowance for doubtful accounts reduces gross trade receivables to their estimated net realizable value. The Company's allowance is based on managements' assessment of the business environment, customers' financial condition, historical trends, customer payment practices, receivable aging and customer disputes. The Company will continue to proactively review its credit risks and adjust its customer terms to reflect the current environment.

Income taxes

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

        Deferred income tax assets are adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence; it is "more-likely-than-not" such benefits will be realized. We recognize interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses.

        The tax years 2004 through 2007 remain open to examination by the major taxing jurisdictions in which we operate. We expect no material changes to unrecognized tax positions within the next twelve months.

Results of Operations

Summer Infant, Inc. (formerly KBL Healthcare Acquisition Corp. II)
Consolidated Statements of Income
For the Years Ended December 31, 2008 and 2007
(In thousands)

	Year Ended December 31, 2008	Year Ended December 31, 2007
Net sales	$132,369	$68,117
Cost of goods sold	85,514	42,356

Gross profit	46,855	25,761
Operating expenses (including interest)	39,575	20,968
Income tax expense	2,378	1,678

Net income	$4,902	$3,115

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

        To give the reader some additional information on the performance of the underlying Summer Infant operations, the following table represents the results of the Summer Infant operating company for the years ended December 31, 2008 and 2007. This table is being presented to give the reader more information about the underlying performance of the ongoing operating company, because KBL Healthcare had no operating business in 2007. The 2008 operating results include Kiddopotamus and Basic Comfort from their respective acquisition dates of April 18th and March 31st, through December 31, 2008.

Summer Infant, Inc. and Subsidiaries
Consolidated Statements of Income
For the Years Ended December 31, 2008 and 2007
(In thousands)

	Year Ended December 31, 2008		Year Ended December 31, 2007
Net sales	$132,369	100.0%	$80,517	100.0%
Cost of goods sold	85,514	64.6%	50,037	62.1%
Gross Profit	46,855	35.4%	30,480	37.9%
SG&A expenses(a)	34,039	25.7%	22,458	27.9%
EBITDA(b)	$12,816	9.7%	$8,022	10.0%

(a)
Excluding depreciation, amortization, deal-related fees, and Non-Cash stock option expense.

(b)
See non-GAAP discussion below regarding the computation of EBITDA.

Year ended December 31, 2008 compared with year ended December 31, 2007

        Net sales increased 64% from approximately $80,517,000 in the year ended December 31, 2007 to approximately $132,369,000 for the year ended December 31, 2008. This increase was primarily attributable to increased distribution of existing products throughout our customer base, introduction of new products, acquisitions, and expansion into new customers. Kiddopotamus and Basic Comfort added approximately $11,130,000 and $7,484,000 to net sales, respectively.

        Gross profit increased 54% from approximately $30,480,000 for the year ended December 31, 2007 to approximately $46,855,000 for the year ended December 31, 2008. This increase was primarily attributable to the 64% increase in net sales, offset by increased cost of goods due to raw material increases and a change in product mix. The increase in raw materials costs and labor were passed along as cost increases, and to the extent we were unable to pass such price increases along to our customers, our gross profit percentage year-over-year has decreased.

        Selling, general and administrative expenses increased from approximately $22,458,000 for the year ended December 31, 2008 to approximately $34,039,000 for the year ended December 31, 2008. This increase was primarily attributable to increased variable costs such as co-op advertising allowances as a result of the significant increase in sales. In addition, there were increased expenditures in product development, headcount, professional fees, and warehouse operations.

Liquidity and Capital Resources

        We generally fund our operations and working capital needs through cash generated from operations and borrowings under our credit facility.

        Our sales have increased significantly over the past several years. For the year ended December 31, 2003, net sales for the Summer Infant Operating Companies were approximately $17,600,000. For the year ended December 31, 2008, net sales were approximately $132,369,000. This sales growth has led to a substantial increase in working capital requirements, specifically accounts receivable and inventory. The typical cash flow cycle is as follows:

  •
  Inventory is purchased to meet expected demand plus a safety stock. Because the majority of our vendors are based in Asia, inventory takes from four to six weeks to arrive from Asia to the various distribution points we maintain in the US, Canada and the UK. Payment terms for these vendors are approximately 30- 60 days from the date the product ships from Asia, therefore we are generally paying for the product a short time after it is physically received in the US. The increased sales we have experienced result in increased levels of inventory, and therefore an increase in the amount of cash required to fund our inventory level.

  •
  Sales to customers generally have payment terms of 60 days. The increased sales have resulted in an increase in the level of accounts receivable, and therefore have increased the amount of cash required to fund working capital.

        We have traditionally been able to fund our increased working capital through lines of credit with banks.

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

        For the year ended December 31, 2008, net cash used in operating activities totaled $16,000. This was due to the positive net income generated during the year, plus non-cash charges, less working capital increases (primarily accounts receivable and inventory, which increased due to the significant sales increase).

        Net cash used in investing activities was approximately $21,503,000 which primarily relates to the cash portion of the Basic Comfort and Kiddopotamus acquisitions, in addition to year to date capital expenditures of approximately $3,863,000 and purchases of intangible assets totaling $1,682,000.

        Net cash provided by financing activities was approximately $21,714,000 which relates to amounts borrowed to fund increases in working capital and the acquisitions of Basic Comfort and Kiddopotamus.

        Based on the above factors, the net cash decrease for the year ended December 31, 2008 was approximately $783,000, resulting in a cash balance of approximately $988,000 at December 31, 2008.

        Summer believes that its cash on hand and current banking facilities are sufficient to fund its cash requirements for at least the next 12 months. However, unforeseen circumstances, such as softness in the retail industry or deterioration in the business of a significant customer, could create a situation where Summer cannot access all of the available lines of credit due to not having sufficient assets or EBITDA. In addition, there is no assurance that Summer will meet all of its bank covenants in the future, or that its lender will grant waivers if there are covenant violations.

        Summer's strategy for funding its business going forward is a combination of increased profitability, and if necessary, negotiation of increased borrowing lines as required with traditional lenders.

        On April 10, 2008, Summer entered into two new three-year secured credit facilities (the "Loan Agreement") with Bank of America, N.A., as Administrative Agent, and each of the financial institutions that is a signatory to the Loan Agreement. The Loan Agreement provides for a $36,000,000 working capital revolving credit facility and a $10,000,000 non-restoring acquisition credit facility. The new credit facilities mature on June 30, 2011. The acquisition credit facility has been utilized in its entirety as of June 30, 2008.

        Summer and its subsidiaries, Summer Infant (USA), Inc., Summer Infant Europe Limited, Summer Infant Asia Limited and Summer Infant Canada, Limited are the borrowers under the Loan Agreement. These credit facilities replaced Summer's prior line of credit and are being used principally to fund growth opportunities and for working capital purposes.

        Summer's ability to borrow under the Loan Agreement is subject to its ongoing compliance with a number of financial and other covenants, including the following (i) that Summer and its subsidiaries maintain a net worth of $50,000,000 plus the sum of 50% of net income earned in each fiscal year,

(ii) that Summer and its subsidiaries maintain a ratio of total funded debt to EBITDA of not greater than 3.50:1.00, and (iii) that Summer and its subsidiaries maintain a ratio of operating cash flow to debt service of not less than 1.25:1.00. In addition, if Summer's ratio of total funded debt to EBITDA is greater than 3.25:1.00 as of December 31, 2008, the total commitment amount under the working capital revolving credit facility will reduce by $4,000,000 on March 31, 2009. Furthermore, if Summer's ratio of total funded debt to EBITDA is greater than 3.25:1.00 for any fiscal year, the agreegate amount that may be borrowed under the Loan Agreement will be determined by reference to a borrowing base.

        These credit facilities bear interest at a floating rate based on a spread over LIBOR ranging from 150 basis points to 200 basis points, depending upon the ratio of the Company's total funded debt to EBITDA. As of December 31, 2008, the rate on these credit facilities ranged between 1.95% and 4.42%. In addition, these credit facilities have an unused line fee based on the unused amount of the credit facilities equal to 25 basis points.

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

        As of December 31, 2008, the Company had approximately $39,676,000 outstanding of the total committed amount of $46,000,000. In addition, the Company has $3,859,000 outstanding on the loan related to the construction of the corporate headquarters.

        The Company was in compliance with all covenants as of December 31, 2008.

        The following table summarizes our significant contractual commitments at December 31, 2008:

	Payment Due by Period
Contractual Obligations	Total	2009	2010	2011	2012 and beyond
	(In Thousands)
Line of credit/acquisition facility	$39,676	$1,333	$2,000	$36,343
Estimated future interest payments on line of credit	3,155	1,262	1,262	631
Operating leases	4,793	1,707	1,458	811	$817
Capital leases	397	215	161	31
Construction loan	3,859	105	112	120	3,522

Total contractual cash obligations	$51,880	$4,622	$4,993	$37,936	$4,339

        Estimated future interest payments on our line of credit were based upon the interest rates in effect at December 31, 2008.

Off-Balance Sheet Arrangements

        We did not have any off-balance sheet arrangements during either of the years ended December 31, 2008 and 2007.

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

        The following table presents a reconciliation of EBITDA to net income, its most directly comparable GAAP financial measure, on a historical basis, for the periods presented:

Reconciliation of Income before interest to unaudited EBITDA

	Year Ended December 31
	2008	2007
	(In Thousands)
Income before interest	$9,339	$5,963
Plus: depreciation and amortization	2,903	1,378
Plus: litigation and deal related expenses	214	305
Plus: non-cash stock option expense	360	376

EBITDA, as defined	$12,816	$8,022

        The increase in EBITDA for the past year has been primarily the result of the sales increases that have occurred. Sales increased from $80,500,000 in 2007 to $132,369,000 in 2008.

        For the years ended December 31, 2008 and 2007, "EBITDA", as defined, includes the addition of certain litigation and deal-related expenses that we believe to be nonrecurring.

Recently Issued Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company adopted FAS 157 for its financial assets and liabilities effective January 1, 2008.

        In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. This was adopted effective January 1, 2007. As a result of the implementation of FIN 48, we recognized no adjustments in uncertain tax benefits. As of December 31, 2008, we have $0 of accrued interest related to uncertain tax positions.

        In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), "Business Combinations", or SFAS No. 141(R). This statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired. SFAS No. 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of SFAS No. 141(R) are effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company will adopt this statement, as applicable on January 1, 2009.

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

        In February 2008, the FASB issued Staff Position ("FSP") No. 157-1 and FSP No. FSP 157-2. FSP No. 157-1 removes certain leasing transactions from the scope of SFAS No. 157. FSP No. 157-2 partially defers the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities that are recognized at fair value on a nonrecurring basis. Under FSP No. 157-2, the effective date for non-financial assets and liabilities that are recognized at the fair value on a nonrecurring basis will be for fiscal years beginning after November 15, 2008. FSP No. 157-2 is effective for the Company of January 1, 2009. The Company is assessing the potential impact of adopting FSP No. 157-2, but does not believe that the adoption will have a significant impact on the Company's consolidated financial statements.

        In April 2008, the FASB issued FSP No. FAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP FAS 142-3"). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets "(SFAS No. 142"). The intent of the position is to improve the consistency between the useful life of an recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (R). FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and is effective for the Company beginning January 1, 2009. The Company is assessing the potential impact that the adoption of FSP FAS 142-3 will have on the useful lives of its intangible assets but does not expect it to have a material impact on its consolidated results of operations and financial condition.

        Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Item 8.    Financial Statements and Supplementary Data

        The financial statements required by this item are attached to this Annual Report on Form 10-K beginning on Page F-1.

Item 9A(T)    Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

        As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this Annual report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2008. Our management has concluded, based on their evaluation, that as of the end of the period covered by this report, our disclosure controls and procedures were effective as of December 31, 2008 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Management's Report on Internal Control over Financial Reporting

        Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rule 13a-15(f) under the Exchange Act, internal control over financial reporting is a process designed by, or under the supervision of , a company's principal executive and principal financial officers and effected by a company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. It includes those policies and procedures that:

          a)    Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of a company;

          b)    Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of a company are being made only in accordance with authorizations of management and the board of directors of the company; and

          c)     Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or deposition of a company's assets that could have a material effect on its financial statements.

        Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        The Company's management has used the criteria established in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") to evaluate the effectiveness of the Company's internal control over financial reporting. Management has selected the COSO framework for its evaluation as it is a control framework recognized by the SEC and the Public Company Accounting Oversight Board, that is free from bias, permits reasonably consistent qualitative and quantitative measurement of the Company's internal controls, is sufficiently complete so that relevant controls are not omitted, and is relevant to an evaluation of internal controls over financial reporting.

        Based on our assessment, management has concluded that our internal control over financial reporting, based on criteria established in "Internal Control-Integrated Framework" issued by COSO was effective as of December 31, 2008 and for the year then ended.

        The annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only our management's report in this annual report.

(c) Changes in Internal Control Over Financial Reporting

        There was no change in our internal control over financial reporting that occurred during the fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        Not applicable.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

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

Equity Compensation Plan Information

        The following table summarizes share information, as of December 31, 2008, for our equity compensation plans, including the 2006 Performance Equity Plan.

Plan Category	Number of Common Shares to Be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Common Shares Available for Future Issuance Under Equity Compensation Plans(1)
Equity compensation plans approved by stockholders	999,200	$5.23	2,000,800
Equity compensation plans not approved by stockholders

Total	999,200	$5.23	2,000,800

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

Summer Infant, Inc. And Subsidiaries

Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Summer Infant, Inc.

        We have audited the accompanying consolidated balance sheets of Summer Infant, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Summer Infant, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

        We were not engaged to examine management's assertion about the effectiveness of Summer Infant's internal control over financial reporting as of December 31, 2008 included in the "Management's Report on Internal Control Over Financial Reporting" and, accordingly, we do not express an opinion thereon.

/s/ MCGLADREY & PULLEN, LLP New York, New York March 24, 2009

Summer Infant, Inc. and Subsidiaries

Consolidated Balance Sheets

        Note that all dollar amounts presented in the table below are in thousands of U.S. dollars, except share amounts and par value per share.

	December 31, 2008	December 31, 2007
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$988	$1,771
Trade Receivables, net of allowance for doubtful accounts of $335 and $124 at December 31, 2008 and 2007, respectively	29,358	21,245
Inventory	30,882	19,327
Prepaids and Other Current Assets	1,495	970
Deferred Tax Assets	602	134

TOTAL CURRENT ASSETS	63,325	43,447
Property and Equipment, net	11,212	9,279
Goodwill	40,452	30,820
Other Intangible Assets, net	15,130	9,463
Other Assets, net	416	216

TOTAL ASSETS	$130,535	$93,225

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Line of Credit and Current Portion of Long-Term Debt	$1,654	17,856
Accounts Payable and Accrued Expenses	23,045	17,574

TOTAL CURRENT LIABILITIES	24,699	35,430
Long-term Debt, less current portion	42,277	3,977
Deferred Tax Liabilities	1,348	548

TOTAL LIABILITIES	68,324	39,955
STOCKHOLDERS' EQUITY
Common Stock $.0001 par value, issued and outstanding 15,055,782 and 13,907,892 at December 31, 2008 and 2007, respectively	1	1
Additional Paid-in Capital	54,095	49,078
Retained Earnings	8,997	4,095
Accumulated Other Comprehensive Income (Loss)	(882)	96

TOTAL STOCKHOLDERS' EQUITY	62,211	53,270

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$130,535	$93,225

See notes to consolidated financial statements

Summer Infant, Inc. and Subsidiaries

Consolidated Statements of Income

        Note that all dollar amounts presented in the table and the notes to the table below are in thousands of U.S. dollars, except share and per share amounts.

	For the year ended
	December 31, 2008	December 31, 2007
Net revenues	$132,369	$68,117
Cost of goods sold	85,514	42,356

Gross profit	46,855	25,761
Selling, general and administrative expenses(a)	34,613	20,016
Depreciation and amortization	2,903	1,180

Net operating income	9,339	4,565
Interest income (expense), net	(2,059)	228

Income before provision for income taxes	7,280	4,793
Income tax expense	2,378	1,678

Net income	$4,902	$3,115

Net income per share basic	$0.33	$0.23
Weighted average shares outstanding basic	14,734,299	13,426,000
Net income per share diluted	$0.33	$0.23
Weighted average shares outstanding diluted	14,734,299	13,507,097

a)
Includes non-cash stock option compensation expense of $360 and $376 for the years ended December 31, 2008, and December 31, 2007, respectively. Also includes deal-related fees of $214 for the year ended December 31, 2008.

See notes to consolidated financial statements

Summer Infant, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

        Note that all dollar amounts presented in the attached table are in thousands of U.S. dollars.

	For the year ended
	December 31, 2008	December 31, 2007
Cash flows from operating activities:
Net income	$4,902	$3,115
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	2,903	1,180
Stock-based compensation	360	376
Deferred income taxes	838	923
Changes in assets and liabilities, net of effects of acquisitions
Increase in accounts receivable	(4,444)	(9,115)
Increase in inventory	(6,738)	(9,266)
Decrease (increase) in prepaids and other current assets	336	(31)
Increase in other assets	(200)
Increase in accounts payable and accrued expenses	2,027	8,603

Net cash used in operating activities	(16)	(4,215)

Cash flows from investing activities:
Acquisitions of property and equipment	(3,863)	(3,570)
Acquisitions of other intangible assets	(1,682)
Acquisitions of Basic Comfort, Inc., Kiddopotamus & Company (2008) and Summer Infant, Inc. (2007), net of cash acquired of $61 and $867, respectively	(15,958)	(24,371)

Net cash used in investing activities	(21,503)	(27,941)

Cash flows from financing activities:
Net repayments on line of credit	—	(14,992)
Net borrowings on line of credit and payments on other debt	21,714	18,668
Redemptions of common stock		(6,883)
Redemption of warrants		(15,058)

Net cash provided by (used in) financing activities	21,714	(18,265)

Effect on exchange rate changes on cash and cash equivalents	(978)	98

Net decrease in cash and cash equivalents	(783)	(50,323)
Cash and cash equivalents at beginning of year	1,771	52,094

Cash and cash equivalents at end of year	$988	$1,771

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$1,906	$895

Cash paid during the year for income taxes	$1,424	$700

Non cash investing/financing activities
Issuance of common stock in conjunction with the acquisitions of Basic Comfort, Inc., Kiddopotamus and Company (2008), and Summer Infant, Inc. (2007), respectively	$4,657	$20,182
Capital lease obligations incurred	$380	$—

See notes to consolidated financial statements

Summer Infant, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

For the Years Ended December 31, 2008 and 2007

        Note that all dollar amounts presented in the attached table are in thousands of U.S. dollars.

	Commons Stock
			Additional Paid in Capital	Retained Earnings	Accumulated Comprehensive Income (Loss)	Comprehensive Income	Total Stockholders Equity
	Shares	Amount
Balance at December 31, 2006	11,200,000	$1	$50,461	$980			$51,442
Acquisition of Summer Infant, Inc.	3,916,667		20,182				20,182
Redemption of shares	(1,208,775)		(6,883)				(6,883)
Redemption of warrants			(15,058)				(15,058)
Stock based compensation			376				376
Net income for the year				3,115		$3,115
Foreign currency translation adjustment					$96	96

Total comprehensive income						$3,211	3,211

Balance at December 31, 2007	13,907,892	$1	$49,078	$4,095	$96		$53,270

Acquisition of Basic Comfort	450,000		1,778				1,778
Acquisition of Kiddopotamus	697,890		2,879				2,879
Stock based compensation			360				360
Net income for the year				4,902		4,902
Foreign currency translation adjustment					(978)	(978)

Total comprehensive income						$3,924	3,924

Balance at December 31, 2008	15,055,782	$1	$54,095	$8,997	$(882)		$62,211

See notes to consolidated financial statements

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

        At the closing of the acquisition, the Summer stockholders received from the Company an aggregate of $20,000,000 cash and 3,916,667 shares of Company common stock ("Transaction Shares"). The Summer stockholders also will be entitled to receive up to an additional aggregate of 2,500,000 shares of Company common stock ("Contingent Shares") in the event that the last sales price of Company common stock is equal to or exceeds $8.50 on any twenty (20) trading days during any thirty (30) consecutive trading day period commencing on the three-month anniversary of the closing of the acquisition and ending on April 20, 2009. The Summer stockholders also are entitled to receive cash payments equal to 50% of the difference between actual EBITDA (as defined in the Acquisition Agreement) for the years ended or ending December 31, 2006, 2007 and 2008 and prescribed EBITDA benchmarks for each of those years of $4,200,000, $10,000,000 and $15,000,000 respectively. These cash payments shall not exceed $5,000,000 in the aggregate for the three years. No amounts were earned for the years ended December 31, 2008 and 2007.

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

        On November 7, 2008, Summer Infant (USA), Inc. created a wholly-owned subsidiary called Summer Infant Canada, Ltd. ("SIC").

Nature of Operations and Basis of Presentation and Principles of Consolidation

        The Consolidated Statement of Income for the year ended December 31, 2007 consists of the period from March 6, 2007 through December 31, 2007 for Summer plus the full year results of KBL. The acquisition of Summer by KBL occurred on March 6, 2007, and therefore the results of Summer are included from that date forward.

        It is the Company's policy to prepare its financial statements on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of its wholly-owned subsidiaries.

        All significant intercompany accounts and transactions have been eliminated in the consolidation.

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

        The Company follows the guidance of the Securities and Exchange Commission' ("SEC") Staff Accounting Bulletin 104 for revenue recognition. In general, the Company records revenue when all of the following occur: persuasive evidence of an arrangement exists, product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. Sales are recorded net of provisions for returns and allowances, customer discounts, and other sales related discounts. The Company bases its estimates for discounts, returns and allowances on negotiated customer terms and historical experience. Customers do not have the right to return products unless the products are defective. The Company records a reduction of sales for estimated future defective product deductions based on historical experience.

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

Cash and Cash Equivalents

        For purposes of the statement of cash flows, cash and cash equivalents include money market accounts and investments with an original maturity of three months or less. At times, the Company possesses cash balances in excess of federally-insured limits.

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

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of Long-Lived Assets

        The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. An asset is considered to be impaired when its carrying amount exceeds the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition. Long-lived assets include property and equipment. The amount of impairment loss, if any, is charged by the Company to current operations. For each of the years ended December 31, 2008 and 2007, no such impairment existed.

Goodwill and Other Intangible Assets

        The Company accounts for Goodwill and Other Intangible Assets in accordance with Financial Accounting Standards Board SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 142 requires that goodwill and intangible assets that have indefinite useful lives no longer be subject to amortization and be tested at least annually for impairment. Intangible assets that have useful lives are amortized over such lives on a straight-line basis.

Summer Infant Acquisition

        The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition of Summer by KBL. The fair values of intangible assets acquired were obtained through a third party valuation.

(In Thousands)
Accounts receivable	$12,130
Inventory	10,061
Other current assets	1,500
Property and equipment	6,884
Brand Name	8,400
Patents	1,300
Goodwill	30,833
Other Assets	164

Total assets acquired	71,272

Debt	18,822
Other liabilities assumed	8,836

Total liabilities assumed	27,658

Net assets acquired	$43,614

Basic Comfort Acquisition

        On March 31, 2008, through Summer (USA), the Company acquired substantially all of the assets of Basic Comfort, Inc. ("Basic"), a leading manufacturer and supplier of infant comfort and safety products, including infant sleep positioners, infant head supports and portable changing pads. The acquisition price was approximately $4,700,000 in cash and 450,000 shares of unregistered Summer common stock (which were valued at $1,777,500 using the March 31, 2008 closing price of $3.95). The

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

cash portion of the purchase price was funded through borrowings under the Company's credit facility. A portion of the common stock issued at closing was deposited into escrow to secure the post-closing indemnification obligations of the Basic stockholders. The owners of Basic can receive additional payments based on the achievement of certain EBITDA targets for the year ended March 31, 2009.

        The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition of Basic by Summer:

(In Thousands)
Trade receivables	$1,384
Inventory	1,559
Other Current Assets	121
Property and equipment	152
Other Intangible Assets	614
Goodwill	4,769
Deferred tax benefits	200

Total assets required	8,799
Total liabilities assumed	1,854

Net assets acquired	$6,945

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

        Under the merger agreement, the total purchase price paid by the Company to the holders of Kiddopotamus common and preferred stock, plus the payment of various closing expenses, was $12,500,000. Of the total purchase price, approximately $9,600,000 was paid in cash, and approximately $2,900,000 was paid by the issuance of 697,890 unregistered shares of the Company's common stock at $4.126 per share, which represented the ten day trading average ending on the trading day two business days prior to the closing of the merger. Each holder of Kiddopotamus common and preferred stock (other than J. Chris Snedeker and Kristen Peterson Snedeker (the "Principal Stockholders") elected to receive their allocation of the total net purchase price in cash. As required by the Merger Agreement, the Principal Stockholders received one half of their allocation of the total net purchase price in common stock of the Company and one half in cash.

        The Company funded the cash portion of the total net purchase price with borrowings under its secured credit facilities. Approximately 10% of the total net purchase price was deposited in escrow to secure the post-closing indemnification obligations of the former Kiddopotamus stockholders, including the Principal Stockholders, under the terms of the agreement.

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition of Kiddopotamus by Summer:

(In Thousands)
Trade receivables	$2,284
Inventory	3,258
Other Assets	740
Property and equipment	48
Trade name and other intangible assets	3,710
Goodwill	4,850
Deferred tax benefits	305

Total assets acquired	15,195
Total liabilities assumed	1,524

Net assets acquired	$13,671

        The pro forma effect on net revenues, earnings, and diluted earnings per share amounts for the years ended December 31, 2008 and 2007, assuming the Basic Comfort and Kiddopotamus transactions had closed on January 1, 2007, are as follows:

	2008	2007
Net revenues:	$138,298,000	$91,128,000
Net income:	$5,369,000	$4,482,000
Earnings per share: diluted	$0.36 per share	$0.31 per share

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

        Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence; it is more likely than not such benefits will be realized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses. No interest and penalties related to uncertain tax positions were accrued at December 31, 2008 and 2007.

        The tax years 2004 through 2007 remain open to examination by the major taxing jurisdictions in which the Company operates. The Company expects no material changes to unrecognized tax positions within the next twelve months.

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Translation of Foreign Currencies

        The assets and liabilities of the Company's European and Asian operations have been translated into U.S. dollars at year-end exchange rates. All assets and liabilities of the Company's foreign affiliates are translated into U.S. dollars at the exchange rate in effect at the end of the year and the income and expense accounts of these affiliates have been translated at average rates prevailing during each respective year. Resulting translation adjustments are made to a separate component of stockholders' equity within accumulated other comprehensive income (loss).

Shipping Costs

        Shipping costs are included in selling expenses and amounted to approximately $1,882,000 and $1,491,000 for the years ended December 31, 2008 and 2007, respectively.

Advertising Costs

        The Company charges advertising costs to expense as incurred. Advertising expense, which consists primarily of promotional and cooperative advertising allowances provided to customers, was approximately $8,749,000 and $5,145,000, for the years ended December 31, 2008 and 2007, respectively.

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

Net Income Per Share

        Basic earnings per share for the Company is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. The shares used in computing diluted earnings per share include 0 equivalent shares from warrants since they were anti-dilutive in both years ended December 31, 2008 and 2007. Options to purchase 999,200, and 1,055,000 shares of the Company's common stock were not included in the calculation, due to the fact that these options were anti-dilutive for the years ended December 31, 2008, and 2007.

New Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, and accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Effective January 1, 2008, the Company adopted SFAS 157 for its financial assets

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

and liabilities. The adoption of SFAS 157 did not have a material impact on the Company's financial position or results of operations.

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

        In February 2008, the FASB issued Staff Position ("FSP") No. 157-1 and FSP No. FSP 157-2. FSP No. 157-1 removes certain leasing transactions from the scope of SFAS No. 157. FSP No. 157-2 partially defers the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities that are recognized at fair value on a nonrecurring basis. Under FSP No. 157-2, the effective date for non-financial assets and liabilities that are recognized at the fair value on a nonrecurring basis will be for fiscal years beginning after November 15, 2008. FSP No. 157-2 is effective for the Company of January 1, 2009. The Company is assessing the potential impact of adopting FSP No. 157-2, but does not believe that the adoption will have a significant impact on the Company's consolidated financial statements.

        In April 2008, the FASB issued FSP No. FAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP FAS 142-3"). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible assets "(SFAS No. 142"). The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (R). FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and is effective for the Company January 1, 2009. The Company is assessing the potential impact that the adoption of FSP FAS 142-3 will have on the useful lives of its intangible assets but does not expect it to have a material impact on its consolidated results of operations and financial condition.

        The Company does not believe that any other recently issued, but not yet effective accounting standards will have a material effect on the Company's consolidated financial position, results of operations, or cash flows.

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Certain items as of and for the year ended December 31, 2007 have been reclassified to conform with the current year presentation.

2. PROPERTY AND EQUIPMENT

        Property and equipment, at cost, consist of the following:

	December
			Depreciation/ Amortization Period
	2008	2007
	(In Thousands)
Computer	$1,463	$758	5 years
Tools and dies and Prototypes	7,608	4,503	1-5 years
Building	4,156	4,213	30 years
Other	1,526	749	various

	14,753	10,233
Less accumulated depreciation	3,541	944

Property and Equipment, net	$11,212	$9,279

        Property and equipment includes amounts acquired under capital leases of approximately $827,000 and $447,000 at December 31, 2008 and 2007, respectively, with related accumulated depreciation of approximately $164,000 and $125,000, respectively. Depreciation is included in general and administrative expenses in the accompanying consolidated statements of income.

3. GOODWILL AND INTANGIBLE ASSETS

Goodwill

        Goodwill is tested for impairment on an annual basis and more frequently if facts and circumstances indicate goodwill carrying values exceed estimated fair values. Because the Company has fully integrated its acquisitions, it has determined that it has only one reporting unit for purposes of testing for goodwill impairment. Based on the impairment tests performed, there was no impairment of goodwill in 2008 or 2007.

        The change in goodwill during the years ended December 31, 2007 and 2008, respectively was as follows (in thousands):

Balance at December 31, 2006	$—
Acquisition of Summer Infant, Inc.	30,820

Balance at December 31, 2007	30,820
Acquisition of Basic Comfort	4,769
Acquisition of Kiddopotamus	4,850
Other additions	13

Balance at December 31, 2008	$40,452

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. GOODWILL AND INTANGIBLE ASSETS (Continued)

Intangible assets

        Intangible assets consist of the following:

	December 31,
			Amortization Period
	2008	2007
	(In Thousands)
Brand Names	$10,900	$8,400	Indefinite
Patents and Licenses	1,300	1,300	5 years
Customer Lists	1,543	—	Indefinite
Other Intangibles	1,949	—	5-10 years

	15,692	9,700
Less: Accumulated Amortization	(562)	(237)

Intangible Assets, net	$15,130	$9,463

        The amortization period for the intangible assets ranges from 5 to 10 years for those assets that have an estimated life; certain of the assets have indefinite lives. There was no impairment of intangible assets in 2008 or 2007.

        Amortization expense amounted to $390,000 and $237,000 for the years ended December 31, 2008 and 2007, respectively. Estimated amortization expense for the next five years is as follows:

Year ending December 31,	(In Thousands)
2009	$465
2010	465
2011	465
2012	228
2013	200

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

        Accounts payable and accrued expenses consist of the following:

	December 31,
	2008	2007
	(In Thousands)
Accounts payable	$14,694	$12,203
Customer advertising and allowances	2,652	1,757
Accrued purchases of inventory	3,217	874
Other (none in excess of 5% of current liabilities)	2,482	2,740

Total	$23,045	$17,574

5. DEBT

New Credit Facilities

        On April 10, 2008, the Company entered into two new three-year secured credit facilities (the "Loan Agreement") with Bank of America, N.A., as Administrative Agent, and each of the financial

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. DEBT (Continued)

institutions a signatory to the Loan Agreement. The Loan Agreement provides for a $36,000,000 working capital revolving credit facility and a $10,000,000 non-restoring acquisition credit facility. The new credit facilities mature on June 30, 2011. The acquisition credit facility has been utilized in its entirety as of December 31, 2008. The amount outstanding on the working capital revolving credit facility at December 31, 2008 was $29,676,000.

        Aggregate maturities of long term debt related to this note are as follows:

		(In Thousands)
Year ending December 31:	2009	$1,333
	2010	2,000
	2011	36,343

	Total	$39,676

        The Company and its subsidiaries, Summer Infant (USA), Inc. Summer Infant Europe Limited, Summer Infant Asia Limited and Summer Infant Canada, Limited are the borrowers under this Loan Agreement. These new credit facilities replace the Company's prior line of credit and are being used principally to fund growth opportunities and for working capital purposes. This credit facility is secured by substantially all of the assets of the Company.

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

        These new credit facilities bear interest at a floating rate based on a spread over LIBOR ranging from 150 basis points to 200 basis points, depending upon the ratio of the Company's total funded debt to EBITDA. As of December 31, 2008, the rate on these credit facilities ranged between 1.95% and 4.42%. In addition, these new credit facilities have an unused line fee based on the unused amount of the credit facilities equal to 25 basis points.

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

        At December 31, 2007, there was $17,591,000 outstanding on the Company's prior line of credit facility.

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. DEBT (Continued)

Amendment to Construction Loan

        In connection with the Company's construction of its principal offices in Woonsocket, Rhode Island, the Company previously assumed all obligations of Faith Realty under a $4,000,000 Construction Loan between Faith Realty and Bank of America, N.A. (the "Real Estate Loan"). In connection with the new credit facilities described above, the Company and Bank of America, N.A. amended the Real Estate Loan to include a cross default provision with these new credit facilities.

        As of December 31, 2008, the Company had an outstanding term loan due in 2017 of approximately $3,859,000 related to the construction of its new corporate headquarters/distribution center, which was completed in 2007. The interest rate has been fixed at 7.06% and the building is the collateral for the note. The loan requires monthly payments of principal and interest. Aggregate maturities of long term debt related to this note are as follows:

		(In Thousands)
Year ending December 31:	2009	$105
	2010	112
	2011	121
	2012	130
	2013	143
	Thereafter	3,248

		$3,859

6. INCOME TAXES

        Income tax expense (benefit) is summarized as follows:

	2008	2007
	(In thousands)
Current:
Federal	$36	$815
Foreign	1,204	342
State and Local	313	234

Total Current	1,553	1,391
Deferred (primarily federal)	825	287

Total expense	$2,378	$1,678

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. INCOME TAXES (Continued)

        The tax effects of temporary differences that comprise the deferred tax liabilities and assets are as follows:

	2008	2007
	(In thousands)
Assets (Liabilities)
Deferred tax asset-current:
Accounts receivable and inventory reserves	$602	$134

Net deferred tax asset-current	602	134

Deferred tax (liability) asset-non-current:	1,348
Intangible assets		(91)
Property, plant and equipment		(457)

Net deferred tax (liability) asset-non-current:	1,348	(548)

Net deferred income tax asset (liability)	$(746)	$(414)

        The following reconciles the income tax expense (benefit) at the U.S. federal income tax statutory rate to that in the consolidated financial statements:

	2008	2007
	(In thousands)
Tax expense at statutory rate	$2,475	$1,598
State income taxes, net of U.S. federal income tax benefit	280	269
Tax credits	(300)	(300)
Non-deductible expenses	31	136
Other	(108)	(25)

Total expense	$2,378	$1,678

7. STOCK OPTIONS

        The Company has granted stock options under its 2006 Performance Equity Plan ("2006 Plan"). Under the 2006 Plan, awards may be granted to participants in the form of Non-Qualified Stock Options, Incentive Stock Options, Restricted Stock, Deferred Stock, Stock Reload Options and other stock-based awards. Subject to the provisions of the plan, awards may be granted to employees, officers, directors, advisors and consultants who are deemed to have rendered or are able to render significant services to us or our subsidiaries and who are deemed to have contributed or to have the potential to contribute to our success. As discussed in Note 1, Summary of Significant Accounting Policies—New Accounting Pronouncements, effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R), using the modified prospective transition method. The adoption of SFAS 123(R) resulted in share-based compensation expense for the years ended December 31, 2008 and 2007 of $360,000 and $376,000, respectively. Stock based compensation expense is included in selling, general and administrative expenses.

        The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Because the Company's

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. STOCK OPTIONS (Continued)

common shares have only traded publicly since April 2005, expected volatility for the year ended December 31, 2008 is estimated based on an arithmetic average of the volatility of four publicly-traded companies that operate in Summer's industry or sell into similar markets. Summer has insufficient history by which to estimate the expected term of the options, but used an estimate for grants of "plain vanilla" stock options based on a formula prescribed by the Securities and Exchange Commission's Staff Accounting Bulletin No. 107. Because Summer's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

        The following table summarizes the assumptions used for options granted during the year ended December 31, 2007. There were no option grants during the year ended December 31, 2008.

Expected life (in years)	3.5 to 5.5
Risk-free interest rate	4.50% and 4.75%
Volatility	25.0%
Dividend yield	0

        A summary of the status of the Company's options as of December 31, 2008 and changes during the year then ended is presented below:

	Number Of Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	1,055,000	$5.22
Granted	—	—
Canceled	(55,800)	$5.20

Outstanding at end of year	999,200	$5.23

Options exercisable at December 31, 2008	374,800	$5.23

        The aggregate intrinsic value of options outstanding at December 31, 2008 was $0.

        The following table summarizes information about stock options at December 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$5.25	500,000	8.2	$5.25	125,000	$5.25
$5.20	466,000	8.5	$5.20	0	$5.20
$5.21	33,200	8.8	$5.21	0	$5.21

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. STOCK OPTIONS (Continued)

	Number of Options	Grant Date Fair Value	Remaining Contractual Life
Non-Vested options at December 31, 2007	930,000	$1.57	9.5
	—	$—	—
Options Vested	249,800	$1.53	8.2
Options forfeited	(55,800)	1.73	8.5

Non-Vested options at December 31, 2008	624,400	$1.57	8.5

        As of December 31, 2008, there was approximately $983,000 of unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.5 years. The total fair value of options vested during the year ended December 31, 2008 was approximately $383,000.

8. WARRANTS

        The Company had 18,400,000 redeemable common stock purchase warrants (the "Warrants") outstanding at December 31, 2006. Each Warrant entitles the holder to purchase one share of common stock at an exercise price of $5.00 per share. The Warrants expire in April 2009. The Warrants are redeemable at a price of $0.01 per Warrant, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period. In November, 2007, the Company completed a tender offer to all warrant holders to purchase each warrant for $1.00. The total number of warrants tendered was 14,766,047. The Company used a combination of cash on hand plus amounts available under its line of credit to fund the tender offer. The amount paid to the warrant holders who tendered their warrants was charged to additional paid-in capital. At December 31, 2008, total warrants outstanding were 3,633,953.

9. CAPITAL LEASE OBLIGATIONS

        The Company leases various equipment under capital leases which expire during 2009 and 2011.

        The leases require monthly payments of principal and interest, imputed at interest rates ranging from 3% to 19% per annum.

        The capital lease liability balance of approximately $398,000 and $288,000 is included in liabilities on the consolidated balance sheets as of December 31, 2008 and 2007, (of which approximately $215,000 and $120,000 is included in long-term debt, and the balance is in current liabilities). The minimum future lease payments, including principal and interest, are approximately $434,000 and $265,000, respectively.

10. PROFIT SHARING PLAN

        Summer Infant (USA), Inc maintains a defined contribution salary deferral plan (the Plan) under Section 401(k) of the Internal Revenue Code. All employees who meet the Plan's eligibility requirements can participate. Employees may elect to make contributions up to 25% of their compensation. In 2007, the Company adopted a matching plan which was funded throughout the year. For the years ended December 31, 2008 and 2007, the Company recorded 401(k) matching expense of $116,000 and $68,000, respectively.

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. MAJOR CUSTOMERS

        Sales to two customers comprised approximately 48% and 10% of net sales for the year ended December 31, 2008, and 42% and 15% for December 31, 2007, respectively. Amounts due from these customers comprised approximately 63% and 61% of trade receivables at December 31, 2008 and 2007, respectively.

12. COMMITMENTS AND CONTINGENCIES

Royalty Commitments

        Summer Infant (USA), Inc has entered into various license agreements with third parties for the use of product designs and trade names for the products manufactured by the Company. These agreements have termination dates through August, 2013. Royalty expense under these licensing agreements for the years ended December 31, 2008 and 2007 were approximately $214,000 and $149,000, respectively.

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

License Agreements and Lease Commitments

        During 2005, Summer Infant (USA), Inc entered into formal contracts with providers of long distance communications, electronic data interchange services, telephone and communication equipment, and computer equipment. These contracts in the aggregate represent minimum monthly payments of approximately $2,000 which expire at various times through October 2009.

        Summer Infant (USA) leases an office under a three-year agreement which requires monthly payments of approximately $3,000 through September 2010.

        Summer (USA) leases certain vehicles under non-cancelable operating lease agreements. These leases are for a three-year term requiring monthly payments of approximately $3,000 through April 2011.

        SIE leases office space under a non-cancelable operating lease agreement. This lease is for a five-year term through April 2012, and requires monthly payments of approximately $5,000. In addition, SIE is required to pay its proportionate share of property taxes.

        Summer Infant Canada, Ltd. entered into a five-year lease for office and warehouse space under a non-cancelable operating lease agreement expiring March 2013. The Company is obligated as part of the lease to pay maintenance expenses as well as property taxes and insurance costs as defined in the agreement. Monthly payments for the initial year are approximately $14,000 and escalate over the course of the lease term. Summer Infant Canada Ltd. has the option to renew this lease for one additional period of five years under the same terms and conditions.

        Summer Infant (USA) entered into a two-year lease for office space under a non-cancellable operating lease agreement expiring July 2010. The company is obligated to pay insurance as part of the

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. COMMITMENTS AND CONTINGENCIES (Continued)

lease. Monthly payments for the initial year are approximately $15,000, and escalate to approximately $15,545 through the second year. Summer (USA) has the option to renew this lease for one additional period of two years under the same terms and conditions.

        Summer Infant (USA) Inc. entered into a five-year lease for office and warehouse space under a cancelable operating lease agreement. The agreement states, after month 18, there is a 90-day period to cancel. Should either party exercise this option, the agreement shall terminate 180 days after written notice is provided to the other party. After the 90-day period to cancel passes, the lease becomes non-cancelable. The Company is obligated to pay certain common area maintenance charges including insurance and utilities. Monthly payments for the initial year are approximately $29,400 and escalate over the course of the lease term.

        During March 2006, Summer (USA) entered into a three-year lease for warehouse space under a non-cancelable operating lease agreement expiring April 2009. The Company is obligated as part of the lease to pay maintenance expenses as well as property taxes and insurance costs, as defined in the agreement. Monthly payments for the initial year are approximately $27,000, and escalate over the course of the lease term. Summer (USA) has the option to renew this lease for two additional periods of three years under the same terms and conditions.

        During September 2007, Summer (USA) entered into a two year lease for warehouse space under a non-cancelable operating lease agreement expiring in Aug 2009. The Company is obligated as part of the lease to pay maintenance expenses, as defined in the agreement. Monthly payments for the two year agreement are approximately $16,000.

        During December 2007, Summer (USA) entered into a three year lease for warehouse space under a non-cancelable operating lease agreement expiring in February 2011. Summer (USA) is obligated as part of the lease to pay maintenance expenses as well as property taxes and insurance costs, as defined in the agreement. Monthly payments for the initial year are approximately $70,000, and escalate over the course of the lease term. Summer (USA) has the option to renew this lease for one additional period of three years under the same general terms and conditions. During November 2007, SIA entered into a two year office lease which requires monthly payments of $3,000 through October 2009.

        Approximate future minimum rental payments due under these leases are as follows:

Year Ending	(In Thousands)
December 31, 2009	$1,707
December 31, 2010	1,458
December 31, 2011	811
December 31, 2012	663
December 31, 2013	155

Total	$4,794

        Rent expense for the year ended December 31, 2008 and 2007 totaled approximately $1,923,000 and $664,000, respectively.

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. COMMITMENTS AND CONTINGENCIES (Continued)

Employment Contracts

        In accordance with UK and EU law, SIE has employment contracts with all employees. In connection with these contracts, SIE is required to fund the individual pension contributions of certain employees at varying rates from 5% to 10% of the employee's annual salary, as part of their total compensation package. These pension contributions are expensed as incurred. There are no termination benefit provisions in these contracts.

Litigation

        The Company is involved in various claims and legal actions arising in the ordinary course of business. Management is of the opinion that the ultimate outcome of these matters would not have a material adverse impact on the financial position of the Company or the results of its operations.

13. GEOGRAPHICAL INFORMATION

        The Company distributes branded durable baby products throughout the United States, Canada, and the United Kingdom, and various other parts of the world.

        The following is a table that presents net revenue by geographic area at December 31, 2008:

	December 31,
	2008	2007
	(In Thousands)
North America	$125,018	$62,264
All Other	7,351	5,853

	$132,369	$68,117

        The following is a table that presents total assets by geographic area:

	2008	2007
	(In Thousands)
North America	$127,189	$89,643
Europe	3,273	3,514
Asia	73	68

	$130,535	$93,225

Exhibits.

10.1.1**	Revolving Credit Agreement by and among Bank of America, N.A. and Summer Infant, Inc., Et al, dated April 10, 2008, as amended on June 30, 2008.
10.2***	Acquisition agreement by and between Kiddopotamus and Company and Summer Infant, Inc., dated April 18, 2008.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

*
Filed herewith

**
Incorporated by reference to the form 8-K filed April 15, 2008

***
Incorporated by reference to the form 8-K filed April 24, 2008

SIGNATURES

        Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 25th day of March 2008.

SUMMER INFANT, INC.
By:	/s/ JASON MACARI Jason Macari Chief Executive Officer (Principal Executive Officer)

        In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ JASON MACARI Jason Macari	Director and Chief Executive Officer (Principal Executive Officer)	March 25, 2009
/s/ JOSEPH DRISCOLL Joseph Driscoll	Chief Financial Officer (Principal Financial Officer)	March 25, 2009
/s/ STEVEN GIBREE Steven Gibree	Executive Vice President of Product Development and Director	March 25, 2009
/s/ MARTIN FOGELMAN Martin Fogelman	Director	March 25, 2009
/s/ MYRA HART Myra Hart	Director	March 25, 2009
/s/ ROBERT STEBENNE Robert Stebenne	Director	March 25, 2009
/s/ RICHARD WENZ Richard Wenz	Director	March 25, 2009