Form 10-K/A
period 2008-12-31
Summer Infant, Inc.
filed 2009-04-30
CIK 1314772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2008
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File No. 001-33346

SUMMER INFANT, INC.

Delaware	20-1994619
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

1275 Park East Drive, Woonsocket, Rhode Island	02895
(Address of Principal Executive Offices)	(Zip Code)

(401) 671-6550

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Exchange on which registered
Common Stock, Par Value $.0001	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES ☐    NO ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES ☐    NO ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer,” large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐

Non-accelerated filer  ☐        Smaller reporting company   ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of December 31, 2008 approximately $23,600,000.

The number of shares outstanding of the registrant’s common stock as of  March 25, 2009 was 15,404,782.

DOCUMENTS INCORPORATED BY REFERENCE

None.

INDEX TO FORM 10-K/A

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

EXPLANATORY NOTE

Summer Infant, Inc. (referred to as the company, we, us or our) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2008, originally filed on March 25, 2009 (the “Original Report”), for the sole purpose of including the information required by Part III of Form 10-K. Accordingly, Items 10, 11, 12, 13 and 14 of Part III of our Original Report are replaced in their entirety with the information provided herein. This Form 10-K/A does not amend, update or change any other items or disclosure in the Original Report or reflect events that occurred after the date of the Original Report. Therefore, this Amendment should be read in conjunction with our Original Report and our other filings made with the United States Securities and Exchange Commission (“SEC”) subsequent to the filing of the Original Report.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Pursuant to our Amended and Restated Certificate of Incorporation, our Board of Directors is divided into three classes.  The terms of current Class A directors Myra Hart and Robert Stebenne will expire at the annual meeting of stockholders to be held in 2011.  The terms of current Class B directors Steven Gibree, Martin Fogelman and Richard Wenz will expire at the at the annual meeting of stockholders to be held in 2009.  The terms of current Class C director, Jason Macari, expires at the annual meeting of stockholders to be held in 2010.

Based on its review of the relationships between its existing directors and our company and our subsidiaries, our Board of Directors has affirmatively determined that a majority of our directors are independent under the rules of the Nasdaq Stock Market.

On March 6, 2007, under an Agreement and Plan of Reorganization, dated as of September 1, 2006, we acquired Summer Infant, Inc. (“Summer Predecessor”), through the merger of our acquisition subsidiary and Summer Predecessor.  Prior to the merger, we were referred to as KBL Healthcare Acquisition II, Inc. (“KBL”).  Effective upon closing this merger, we changed our name to Summer Infant, Inc.  Upon completion of the merger, our Board of Directors was increased to seven members.  Two persons who were designated by the former stockholders of Summer Predecessor, Jason P. Macari and Steven Gibree, were added to our Board of Directors.  Two persons, Marlene Krauss and Martin Fogelman, were designated by certain of our founding stockholders.  The other three members of our Board of Directors, Myra Hart, Robert Stebenne and Richard Wenz, were mutually designated by these founding stockholders and by these former Summer Predecessor stockholders.  Ms. Krauss resigned from the Board of Directors in 2008 and her seat on the Board of Directors will be filled at the Company’s 2010 Annual Meeting when it comes up for election.  These stockholders have entered into a voting agreement with respect to the election of directors.  See “Voting Agreement” below.

Board of  Directors

The following table sets forth certain information with respect to our Board of Directors, their principal occupations, ages, independence status, as determined in accordance with rules of the Nasdaq Stock Market, and periods of service on our Board of Directors.  Information regarding their ownership of shares of our common stock as of April 27, 2009 may be found at “Security Ownership of Certain Beneficial Owners and Management.”

Class	Name	Age	Principal Occupation	Independent Status	Director Since	Term of Office Will Expire
A	Myra Hart (1)	68	Consultant	Y	March 2007	2011
A	Robert Stebenne (2)	55	Owner, Bob Stebenne Associates	Y	March 2007	2011
B	Steven Gibree (3)	42	EVP of Prod. Dev. Summer Infant, Inc.	N	March 2007	2009
B	Martin Fogelman (4)	65	Indep. Consultant Baby Prod. Industry	Y	March 2007	2009
B	Richard Wenz (5)	59	Consultant /Private Investor	Y	March 2007	2009
C	Jason Macari (6)	46	CEO, Summer Infant, Inc.	N	March 2007	2010

(1)           Dr. Hart serves on the senior faculty of Harvard Business School where she taught entrepreneurship from July 1995 to 2007.  From 1990 to 1995, she was a full-time doctoral candidate at Harvard University. From 1985 until 1990, Ms. Hart was a member of the founding team of Staples, Inc. where she was vice president of growth and development.  Ms. Hart is a Director of Office Depot, Inc. (ODP:NYSE), Kraft Foods Inc. (KFT:NYSE), and Nina McLemore Inc., a privately held company.  She is a director of the Center for Women’s Business Research, a Trustee of Babson College, and a Presidential Councillor of Cornell University. Ms. Hart received a B.A. from Cornell University and MBA and DBA from Harvard University.

(2)           Mr. Stebenne currently owns and manages Bob Stebenne Associates, a firm that provides consulting services in the areas of brand development, product development and strategic planning, among other areas.  Mr. Stebenne founded the firm in 2002.  Prior to that time, from February 1999 to July 2002, Mr. Stebenne was the president of new business development for Hasbro Industries.  From 1991 to January 1999, he was president of Hasbro’s FOB/LC division, where he created a U.S. marketing, sales, product development, finance and logistics group.  From 1982 to 1991, he was president of Hasbro’s Playskool Baby division.

(3)           Mr. Gibree is our executive vice president of product development with management oversight of research and development, product design and engineering and manufacturing relations.  Prior to March 2007, Mr. Gibree held these same positions at Summer Predecessor, with whom he had been employed since November 2001.  Prior to that time, Mr. Gibree was the vice president of engineering for Little Kids, Inc., a manufacturer of innovative toys, from March 2001 to November 2001. From May 1997 to March 2001, Mr. Gibree was director of engineering at Safety 1st, Inc.  From May 1985 to May 1997, Mr. Gibree was employed by Hasbro, rising to project manager for the Kid Dimension Division.

(4)           Mr. Fogelman has been an independent consultant to the baby products industry since April 2007.  From May 2003 until March 2007, Mr. Fogelman was President of Baby Trend, Inc., a manufacturer of infant products.  From 1983 to April 2003, he was senior vice president and general merchandise manager of both Toys R Us, a leading retailer of children’s toys, and Babies R Us juvenile products division, a leading retailer of products for infants and toddlers.

(5)           Mr. Wenz is a consultant and private investor and currently serves on the Board of Directors of Coach America, Inc., Strategic Partners, Inc. and Easton Bell Sports, Inc.  From October 2000 to July 2003, Mr. Wenz was an operating partner/affiliate of DB Capital Partners, the private equity arm of Deutsche Bank A.G. and served on the board of directors of a number of portfolio companies, including NewRoads, Inc. and Jenny Craig International.  Mr. Wenz also served as chief executive officer of Jenny Craig International from March 2002 to January 2003.  Mr. Wenz was president and chief operating officer of Safety 1st, from February 1997 to May 2000. During 1995 and 1996, Mr. Wenz was the partner in charge of the Chicago office with The Lucas Group, a business strategy consulting firm. Prior to 1995, Mr. Wenz held senior executive positions with Wilson Sporting Goods Co., Electrolux Corporation, The Regina Company and Professional Golf Corporation. Mr. Wenz began his career in 1971 with Arthur Young & Company (predecessor of Ernst & Young) and left the firm as a partner in 1983.  Mr. Wenz is a certified public accountant.

(6)           Mr. Macari has been our Chief Executive Officer and a director since March 2007.  Prior to March 2007, Mr. Macari was Chief Executive Officer and founder of Summer Predecessor, which he founded in 2001.  Prior to that time, Mr. Macari was vice president of product development and general manager of Safety 1st, Inc., a leading manufacturer of safety and baby products from August 1994 to June 2001. From May 1988 to August 1994, Mr. Macari managed the manufacturing engineering group of the Davol Division of CR Bard, a manufacturer of surgical products.

Board of Directors Meetings and Committees of the Board

Attendance of Directors

In 2008, four meetings of our Board of Directors were held.  All directors attended more than seventy-five percent of the meetings.  All directors attended in excess of 75% of the meetings of the committees of our Board of Directors on which they served.  Our directors are encouraged, but not required, to attend annual meetings.

Compensation of Directors

We do not pay our directors who are also executive officers any additional compensation for service as directors.

In 2008, the compensation for non-employee directors included the following:

•	Cash Board of Directors meeting attendance fee of $1,000 per meeting attended in person and $500 for each meeting by telephone;

•	Cash meeting attendance fee of $1,000 for each meeting of the Audit Committee and $500 for each meeting of any other committee of our Board of Directors;

•	$10,000 annual retainer for all directors;

•	$5,000 annual retainer for the Chairman of the Audit Committee;

•	$2,500 annual retainer for the Chairman of any other committee of our Board of Directors;

•	$1,500 annual retainer for other members of the committees of our Board of Directors;

•	Expense reimbursement for all reasonable expenses incurred in attending meetings and tending to our business; and

•

In 2007, there was a grant of 40,000 stock options under the 2006 Performance Equity Plan to each director, which vested 25% on the date of grant and 25% annually on each anniversary of the grant date.

The following table shows non-employee director compensation in 2008:

Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Options Awards ($) (2)	Non-Equity Incentive Plan Compensation Earnings	Change in Pension Value and Non-qualified Deferred Compensation Earnings	All Other ($)		Total ($)
Martin Fogelman	$22,000	—	$13,400	—	—	$57,000	(3)	$92,400
Myra Hart	$25,500	—	$13,400	—	—	—		$38,900
Robert Stebenne	$23,500	—	$13,400	—	—	—		$36,900
Richard Wenz	$33,000	—	$13,400	—	—	—		$46,400

(1)                                  Messrs. Macari and Gibree are not included in this table as they are executive officers and, accordingly, receive no compensation for their service as directors. The compensation received by Messrs. Macari and Gibree as executive officers is shown in the Summary Compensation Table below.

(2)                                  The amounts in this column do not reflect compensation actually received by the named director or the actual value that may be recognized with respect to these awards in the future. The amounts in this column reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2008, in accordance with FAS 123(R) for awards granted in 2007. Assumptions used in the calculation of these amounts are included in Note 7 in the notes to our audited consolidated financial statements for the fiscal year ended December 31, 2008 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 25, 2009.

(3)                                  Mr. Fogelman receives $4,750 per month as a paid consultant to our company.

Committees of the Boards of Directors

Our Board of Directors has designated the following committees: an Audit Committee, a Compensation Committee and a Nominating Committee.  The composition and objectives of each committee are described below.  Our Board of Directors continues to review its committees and the independence and qualifications of its current committee members in light of changes required under the Sarbanes-Oxley Act of 2002 and by the Securities and Exchange Commission (the “SEC”) and the Nasdaq Stock Market.

Our Board of Directors has determined that a majority of the members of our Board of Directors are independent directors under the rules of the Nasdaq Stock Market.  See “Corporate Governance” below.

Audit Committee

The Audit Committee held four meetings in 2008.  As described in the Audit Committee’s charter, a copy of which is available on our website at www.summerinfant.com, the primary function of the Audit Committee is to appoint, retain, set compensation of, and supervise our independent accountants, review the results and scope of the audit and other accounting related services and review our accounting practices and systems of internal accounting and disclosure controls.

The Audit Committee currently consists of three members:  Richard Wenz, Chairman, Myra Hart and Robert Stebenne.  Each member of the Audit Committee is an “independent” director under SEC rules.  No member of the Audit Committee is an employee of our company or any of its subsidiaries.  We have not relied on exemptions for Audit Committee independence requirements contained in Rule 10A-3 under the Securities Exchange Act of 1934.  The members of the Audit Committee are required to have extensive business and financial experience. They are also required to have a good understanding of financial statements, including our balance sheet, income statement, cash flow statement and its quarterly and annual reports on Forms 10-Q and 10-K and related financial statements and disclosures.  Our Board of Directors has determined that Mr. Wenz qualifies as an Audit Committee “financial expert.”

The Audit Committee meets with our external and internal auditors and principal financial personnel to review quarterly financial results and the results of the annual audit (in both regular and executive sessions).  The Audit Committee reviews and approves annual external auditor engagement plans, scopes and fees.  The Audit Committee approves all fees and terms related to the annual independent audit as well as all permissible non-audit engagements of the external auditors.  The Audit Committee pre-approves all audit and permissible non-audit services to be performed by the external auditors.

Compensation Committee

The Compensation Committee met four times in 2008.  As described in the Compensation Committee’s charter, which is available on our website at www.summerinfant.com, the Compensation Committee is responsible for the review and approval of our compensation paid to our executive officers and to the administration of our incentive compensation plans, which includes authority to make and modify awards under those plans.

The Compensation Committee currently consists of three members:  Myra Hart, Chairman, Martin Fogelman and Richard Wenz.   Each member of the Compensation Committee is an “independent” director under SEC rules.  No member of the Compensation Committee is an employee of our company or any of its subsidiaries.

Nominating Committee

The Nominating Committee met two times in 2008.  As described in the Nominating Committee’s charter, which is available on our website at www.summerinfant.com, the Nominating Committee is responsible for overseeing the selection of persons to be nominated to serve on our Board of Directors.

The Nominating Committee currently consists of three members:  Robert Stebenne, Chairman, Martin Fogelman and Richard Wenz.   Each member of the Nominating Committee is an “independent” director under SEC rules.  No member of the Nominating Committee is an employee of our company or any of its subsidiaries.

The Nominating Committee will consider persons identified by its members, management, stockholders, investment bankers and others.  Until our annual meeting of stockholders to be held in 2010, the nominees for our Board of Directors are determined pursuant to the terms of the voting agreement described below and approved by the Nominating Committee.

The Nominating Committee will identify, evaluate and recommend candidates to become members of our Board of Directors with the goal of creating a balance of knowledge and experience. Nominations to our Board of Directors may also be submitted to the Nominating Committee by our stockholders in accordance with our policy, as described below.  Candidates will be reviewed in the context of the current composition of our Board of Directors, our operating requirements and the long-term interests of our stockholders.  In conducting this assessment, the Nominating Committee will consider and evaluate each director-candidate based upon its assessment of the following criteria:

•                  Whether the candidate is independent pursuant to the requirements of the Nasdaq Stock Market.

•                  Whether the candidate is accomplished in his or her field and has a reputation, both personal and professional, that is consistent with our image and reputation.

•                  Whether the candidate has the ability to read and understand basic financial statements. The Nominating Committee also will determine if a candidate satisfies the criteria for being an “audit committee financial expert,” as defined by the SEC.

•                  Whether the candidate has relevant experience and expertise and would be able to provide insights and practical wisdom based upon that experience and expertise.

•                  Whether the candidate has knowledge of us and issues affecting us.

•                  Whether the candidate is committed to enhancing stockholder value.

•                  Whether the candidate fully understands, or has the capacity to fully understand, the legal responsibilities of a director and the governance processes of a public company.

•                  Whether the candidate is of high moral and ethical character and would be willing to apply sound, objective and independent business judgment, and to assume broad fiduciary responsibility.

•                  Whether the candidate has, and would be willing to commit, the required hours necessary to discharge the duties of Board membership.

•                  Whether the candidate has any prohibitive interlocking relationships or conflicts of interest.

•                  Whether the candidate is able to develop a good working relationship with other Board members and contribute to the Board’s working relationship with our senior management.

•                  Whether the candidate is able to suggest business opportunities to us.

Stockholders who wish to recommend to the Nominating Committee a candidate for election to our Board of Directors should send their letters to us, Attention: Nominating Committee.  Our Corporate Secretary will promptly forward all letters to the members of the Nominating Committee. Stockholders must follow certain procedures to recommend to the Nominating Committee candidates for election as directors. In general, in order to provide sufficient time to enable the Nominating Committee to evaluate candidates recommended by stockholders in connection with selecting candidates for nomination in connection with our annual meeting of stockholders, the Corporate Secretary must receive the stockholder’s recommendation no later than thirty (30) days after the end of our fiscal year.

The recommendation must contain the following information about the candidate:

•                  Name;

•                  Age;

•                  Business and current residence addresses, as well as residence addresses for the past 20 years;

•                  Principal occupation or employment and employment history (name and address of employer and job title) for the past 10 years (or such shorter period as the candidate has been in the workforce);

•                  Educational background;

•                  Permission for us to conduct a background investigation, including the right to obtain education, employment and credit information;

•                  The number of shares of our common stock beneficially owned by the candidate;

•                  The information that would be required to be disclosed by us about the candidate under the rules of the SEC in a Proxy Statement soliciting proxies for the election of such candidate as a director (which currently includes information required by Items 401, 404 and 405 of Regulation S-K); and

•                  A signed consent of the nominee to serve as a director, if elected.

Voting Agreement

Messrs. Macari and Gibree and certain of our other stockholders entered into a voting agreement in connection with the KBL/Summer Predecessor merger.  The individuals that were party to this voting agreement owned approximately 38.5% of our outstanding common stock in the aggregate at the date of the agreement.  The voting agreement provides that Messrs. Macari and Gibree, on the one hand, and the other founding stockholders party to this voting agreement, on the other hand, will each designate two directors and mutually designate three additional directors to our Board of Directors.  Each of the parties to the voting agreement will vote for these designees as directors until immediately following the election to be held in 2010.

Under the terms of the voting agreement, Messrs. Macari and Gibree, on the one hand, and the other founding stockholders party to this agreement, on the other hand, have agreed to vote for the designees to our Board of Directors through the election in 2010 as follows:

•	Class A—Myra Hart and Robert Stebenne

•	Class B—Steven Gibree, Martin Fogelman and Richard Wenz

•	Class C—Jason Macari

Corporate Governance

Independence

Our Board of Directors has adopted categorical standards to assist it in making independence determinations.  Under those standards, in determining independence each year, our Board of Directors will analyze each director’s relationship with us and our subsidiaries to determine whether our directors are independent under the rules of the Nasdaq Stock Market.  Our Board of Directors has determined that all of our current directors, except Messrs. Macari and Gibree, are “independent” within the meaning of the independence rules of the Nasdaq Stock Market.

Executive Sessions

All directors who are not employees of our company or our subsidiaries meet in executive session at least quarterly.

Code of Ethics

We have adopted a comprehensive Code of Ethics for all employees and directors, which can be found on our website at www.summerinfant.com.

Communications with Directors

Stockholders may send communications to our Board of Directors, the Chairman, or one or more non-management directors by using the contact information provided on our website.  Stockholders also may send communications by letter addressed to our Corporate Secretary at Summer Infant, Inc., 1275 Park East Drive, Woonsocket, Rhode Island 02895.  All communications will be received and reviewed by our Corporate Secretary.  Stockholder concerns about our accounting, internal controls, auditing matters or business practices will be reported to the Audit Committee.  All other concerns will be reported to the appropriate committee(s) of our Board of Directors.

EXECUTIVE OFFICERS

Our executive officers are set forth below.

Name	Age	Position

Jason Macari (1)	46	Chairman of the Board of Directors and Chief Executive Officer
Steven Gibree (2)	42	EVP of Product Development and director
Joseph Driscoll (3)	44	Chief Financial Officer and Treasurer

(1)           Mr. Macari has been our Chief Executive Officer and a director since March 2007.  Prior to March 2007, Mr. Macari was Chief Executive Officer and founder of Summer Predecessor, which he founded in 2001.  Prior to that time, Mr. Macari was vice president of product development and general manager of Safety 1st, Inc., a leading manufacturer of safety and baby products from August 1994 to June 2001. From May 1988 to August 1994, Mr. Macari managed the manufacturing engineering group of the Davol Division of CR Bard, a manufacturer of surgical products.

(2)           Mr. Gibree is our executive vice president of product development with management oversight of research and development, product design and engineering and manufacturing relations.  Prior to March 2007, Mr. Gibree held these same positions at Summer Predecessor, with whom he had been employed since November 2001.  Prior to that time, Mr. Gibree was the vice president of engineering for Little Kids, Inc., a manufacturer of innovative toys, from March 2001 to November 2001. From May 1997 to March 2001, Mr. Gibree was director of engineering at Safety 1st, Inc.  From May 1985 to May 1997, Mr. Gibree was employed by Hasbro, rising to project manager for the Kid Dimension Division.

(3)           Mr. Driscoll has been our chief financial officer since March 2007.  Prior to March 2007, Mr. Driscoll was the chief financial officer at Summer Predecessor, with whom he had been employed since September 2006.  From May 2001 to September 2006, Mr. Driscoll was employed as vice president of finance and later served as chief financial officer for ACT Electronics, Inc., an electronics manufacturer.  From May 2000 to May 2001, Mr. Driscoll was employed as vice president of finance for PCI, Inc., an internet based marketing services company.  From April 1997 to May 2000, Mr. Driscoll was employed as vice president of finance and later served as chief financial officer for Safety 1st, Inc.  From September 1993 to April 1997, Mr. Driscoll was employed as assistant corporate controller and later served as director of financial reporting for Staples, Inc.  From July 1986 to February 1992, Mr. Driscoll was employed as an audit manager for KPMG Peat Marwick. From February 1992 to September 1993, Mr. Driscoll was employed as corporate controller for E-II Holdings, Inc., an international consumer products company. Mr. Driscoll is a licensed Certified Public Accountant.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC reports of ownership and changes in ownership of our common stock and other equity securities. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely on review of the copies of those reports furnished to us or written or oral representations that no other reports were required, we believe that during 2008, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

The compensation committee of the board of directors consists of independent directors who are responsible, on behalf of the Board of Directors, for reviewing and approving the amounts and types of compensation paid to the Company’s executive officers and the non-employee directors, as well as all bonus and equity compensation paid to other Company employees.

The committee is responsible for determining that compensation paid under the Company’s programs is equitable (i.e., that it is appropriate to the responsibilities of the position), the performance of the company and the individual, and meets  the standards of the competitive marketplace.  The committee typically meets four times per year and additionally as needed.   The committee met 4 times during 2008.  The compensation committee’s chairman regularly reports to the board of directors on compensation committee policy, procedures, actions, and recommendations. The Company’s compensation committee has authority to retain (at the Company’s expense) outside counsel, compensation consultants and other advisors to assist as needed.

The individuals who served as the Company’s chief executive officer, executive vice president of product development, and chief financial officer during fiscal year 2008, are referred to as the “named executive officers.” With respect to the named executive officers (NEOs), this Compensation Discussion and Analysis identifies the Company’s current compensation philosophy and objectives and describes the various methodologies, policies and practices for establishing and administering the compensation programs of the named executive officers.

Compensation Objectives

The goals of the compensation program are:

•                  To attract, retain and motivate qualified executives who will lead the company to in achieving high performance.

•                  To support business strategies that result in superior long term shareholder value.

•                  To align pay with performance by making a substantial portion of compensation dependent on achievement of corporate financial and strategic objectives as well as individual performance goals.

•                  To align management interests with those of our shareholder base by making a substantial portion of compensation equity-based.

The compensation committee believes that a properly structured compensation program attracts and retains talented individuals and motivates them to achieve specific short- and long-term strategic objectives.  In order to do that, a significant percentage of executive pay is based on the principle of pay-for-performance. The compensation committee is committed to ensuring that the total compensation package of named executive officers is competitive with compensation at peer-group companies.  The peer group used by HR Xpress included various consumer product companies in New England.

The Company’s executive compensation programs are designed to provide:

•	levels of base compensation that are appropriate to the responsibilities of the position and competitive with comparable companies;

•	annual incentive awards that vary in a manner consistent with the achievement of the performance targets for the company and of individual performance objectives.

•	long-term incentive compensation that focuses executive efforts on building shareholder value through meeting longer-term financial and strategic goals; and

•	executive benefits that are competitive with comparable companies.

In designing and administering Summer Infant’s executive compensation programs, the compensation committee attempts to strike an appropriate balance among these various elements.

•	The committee considers the pay practices of the compensation peer group to assess the appropriate pay mix and compensation levels.

•

With respect to performance-based pay, the compensation committee believes that executive compensation should be closely tied to achievement of the financial and operational goals established in advance by the Board of Directors of the Company, as well as to the achievement individual performance goals of the named executive officers.

•

The committee uses equity-based compensation to align the executives’ interests with those of the Company’s shareholders over a longer period of time. For purposes of retention, the compensation committee believes that the equity-based compensation should have meaningful conditions that encourage valued employees to remain in the employ of the Company as well as to achieve the performance goals of the company.

•	The committee also considers executive benefit programs as a means to attract, retain and motivate highly qualified executives

Methodology for Establishing Compensation

The compensation committee is comprised of three independent directors who satisfy the Nasdaq listing requirements and relevant SEC regulations. There are no interlocking relationships between any member of our compensation committee and any of our executive officers. None of the compensation committee members is an officer, employee or former officer or employee of the Company.

The compensation committee is responsible for all compensation decisions for the chief executive officer and other named executive officers. The chief executive officer annually reviews the performance of the other named executive officers, including consideration of market pay practices of the compensation peer group in conjunction with both Company and individual performance. The conclusions and recommendations of the chief executive officer are presented to the compensation committee for approval. The compensation committee has absolute discretion as to whether it approves the recommendations of the chief executive officer or makes adjustments, as it deems appropriate.

The Elements of Compensation

Total direct compensation includes cash, in the form of base salary and annual incentives.  Equity in the form of restricted stock and options is used as a long-term incentive. The compensation committee evaluates the mix between these three elements of compensation based on the pay practices of comparable companies.  Summer Infant is a young company and its compensation design is very much a work in progress. In 2008, with the assistance of a professional compensation consultant, HR Xpress, the company and the compensation committee reviewed all professional positions and classified them as to level of responsibility, appropriate base pay ranges and incentive payout ranges.  The compensation decisions were made on the basis of competitive information provided by the consultant.

The companies included in the compensation peer group were selected primarily on the basis of their comparability to the Company based on a combination of geography (companies based in New England) and size, as measured through annual revenue, market capitalization and other financial measures. Although the compensation committee also considered and reviewed information from proxy statements and other relevant survey data, it particularly focused on the practices of the compensation peer group in considering compensation levels for the chief executive officer and the other named executive officers.

In its annual review, the compensation committee considers the opinions and recommendations of the chief executive officer and various outside counsel and strives to be fully informed in its determination of the appropriate compensation mix and award levels for the named executive officers. All compensation decisions are made with consideration of the compensation committee’s guiding principles of fairness to employees, retention of talented executives and the achievement of improved Company performance, which ultimately benefits the Company’s shareholders. With respect to the named executive officers, the following describes in greater detail the objectives and policies behind the various elements of the compensation mix.

Base Salary

The compensation committee strives to provide that employees are paid a base salary that is competitive with salaries paid by comparable organizations for similar work, based on each employee’s experience, performance and geographic location. Generally, the Company has chosen to target cash compensation at market median levels in order to remain competitive in attracting and retaining executive talent. The allocation of total cash between base salary and incentive bonus awards is based on a variety of factors. The compensation committee considers a combination of the executive’s performance, the performance of the Company and the individual business or corporate function for which the executive is responsible, the nature and importance of the position and role within the Company, the scope of the executive’s responsibility, internal relationships or comparisons and the current compensation package in place for that executive, including the executive’s current annual salary and potential bonus awards under the Company’s short-time incentive plan.

The compensation committee generally evaluates executive salaries annually. An analysis of executive compensation indicated that base salaries for the named executive officers were generally positioned at the market median. For the 2008 fiscal year, based upon the compensation committee’s assessment of the information and factors described above, the compensation committee determined to increase the base salaries of the named executive officers incrementally to maintain market median levels.

Annual Incentive Bonus

The Company intends to continue its strategy of compensating the named executive officers through programs that emphasize performance-based incentive compensation. The Company’s short-term incentive compensation program is designed to recognize and reward executive officers and other employees who contribute meaningfully to an increase in stockholder value and profitability.

In general, the funding of the annual incentive bonus pool is dependent upon earnings before interest, taxes, depreciation and amortization (after deducting incentive compensation) of the Company, in addition to meeting certain other targets. If the plan is fully funded, each named executive officer has the ability to receive the target bonus payout. The percentage of the target bonus actually paid to each named executive officer depends on the attainment of corporate financial goals and individual performance targets.

Long-Term Incentive Awards

Long-term incentive awards are the third component of the Company’s total compensation package. The compensation committee believes that equity-based compensation ensures that the Company’s officers have a continuing stake in the long-term success of the Company. The Company’s 2006 Incentive Plan provides for equity incentive awards, which include qualified and nonqualified stock options, restricted stock, stock appreciation rights, long-term incentive compensation units consisting of a combination of cash and common stock or any combination thereof within the limitations set forth in the plan. The compensation committee approves all awards under the plan and acts as the administrator of the plan.

Award levels under the plan are determined based on the compensation practices of the compensation peer group. In general, long-term incentive awards are targeted at the median of the compensation peer group with appropriate adjustments for individual and Company performance, although past awards have generally been below market levels. Options granted under the plan vest and become exercisable in equal installments over a four-year period from the grant date. All stock options have been granted with a ten-year term and have an exercise price equal to the fair market value of the Company’s common stock on the date of grant. Restricted stock awards under the plan vest over a four year period. Restricted stock cannot be sold or transferred until the shares vest. Should a named executive officer leave the Company prior to the completion of the applicable vesting schedule, the unvested portion of the grant is forfeited.

There were no issuances of stock options or restricted stock awards in fiscal 2008.

Broad-Based Benefits Programs

The named executive officers are entitled to participate in the benefits programs that are available to all full-time employees. These benefits include health, dental, and life insurance, healthcare reimbursement accounts, paid vacation and company contributions to a 401(k) profit-sharing retirement plan. Two of the named executive officers also receive a car allowance.  The Company’s 401(k) plan provides for matching contributions by the Company in an amount equal to the first 2% of employee compensation deferred, plus 50% of the next 1% of employee compensation deferred. All full-time employees age 21 and older are eligible to participate in the plan after six months of service.

Evaluation of Chief Executive Officer Compensation and Executive Performance

Compensation of Chief Executive Officer

The compensation committee meets with the other independent directors each year in executive session to evaluate the performance of the chief executive officer. The compensation committee also consults with its independent consultant in setting the chief executive officer’s compensation. Neither the compensation committee nor its independent consultant confers with the chief executive officer or any other members of management when setting his base salary. The compensation committee does not rely solely on predetermined formulas or a limited set of criteria when it evaluates the performance of the chief executive officer and the other named executive officers. For fiscal year 2008, the compensation committee considered the chief executive officer’s recent performance, his achievements in prior years, his achievement of specific short-term goals and the Company’s performance in fiscal year 2007. Based on its review, the compensation committee at its February 2008 meeting approved a merit increase to raise the chief executive officer’s salary to $350,000 effective on March 1, 2008.

Compensation of Other Named Executive Officers

The chief executive officer met with the compensation committee to review his compensation recommendations for the other named executive officers. He described the findings of his performance evaluation of all such persons and provided the basis of his recommendations with the compensation committee, including the scope of each person’s duties, oversight responsibilities and individual objectives and goals against results achieved for fiscal year 2007.

In addition to approving adjustments to Mr. Macari’s base salary, at its February 2008 meeting, the compensation committee approved a merit increase to raise the base salaries of the Company’s other named executive officers, effective on March 1, 2008, as follows: Steve Gibree, $240,000 and Joseph Driscoll, $200,000. In its analysis of the other named executive officers, the compensation committee applied the same rationale to this group as it applied when considering the chief executive officer’s base salary. The compensation committee also considered the pay practices of the compensation peer group.

Administrative Policies and Practices

To evaluate and administer the compensation programs of the chief executive officer and other named executive officers, the compensation committee meets periodically each year in conjunction with regularly scheduled board meetings. The compensation committee also holds “special” meetings and meets telephonically to discuss extraordinary items.

The following table describes the compensation awarded to the Chief Executive Officer, the EVP of Product Development, and the Chief Financial Officer in 2008 and 2007 (the “named executive officers”):

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)	(1) Bonus ($)	(2) Option Awards ($)	All Other Compensation ($)		Total ($)

Jason Macari	2008	$347,596	$140,000	—	$19,849	(3)	$507,445
Chief Executive	2007	$275,000	$137,500	—	$229,996	(3)	$648,496
Officer

Steve Gibree	2008	$235,769	$84,000	$56,950	$17,034	(4)	$393,663
EVP of Product	2007	$220,000	$110,000	$99,663	$37,268	(4)	$466,931
Development

Joseph Driscoll	2008	$189,566	$50,000	$56,950	$4,600	(5)	$301,116
Chief Financial	2007	$170,000	$92,500	$99,663	$3,269	(5)	$365,432
Officer

(1)          The bonus amounts shown for 2007 were earned in 2007 and paid in 2008, with the exception of a $50,000 bonus paid to Mr. Driscoll in connection with the completion of the KBL/Summer Predecessor merger in March 2007.  The 2008 bonus column reflects approved amounts for the named executives; no cash payments have been paid to date in 2009 related to the approved 2008 bonus.

(2)          The amounts in this column do not reflect compensation actually received by the named executive or the actual value that may be recognized with respect to these awards in the future. The amounts reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2007 and 2008, in accordance with FAS 123(R) for awards granted in 2007. Assumptions used in the calculation of these amounts are included in Note 7 in the notes to our audited consolidated financial statements for the fiscal year ended December 31, 2008 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 25, 2009. These options have an exercise price of $5.25 and are therefore out of the money as of December 31, 2008.

(3)          The 2007 amount represents (a) $210,600 in additional contingent amounts paid to Mr. Macari under the KBL/Summer Predecessor merger agreement, (b) $14,118 in compensation as a result of a company automobile provided to Mr. Macari, and (c) $5,278 in matching contributions made by us under our 401(k) plan for Mr. Macari’s benefit. The 2008 amount includes $15,249 for the automobile benefit and $4,600 for the company 401(k) match.

(4)          The 2007 amount represents (a) $23,400 in additional contingent amounts paid to Mr. Gibree under the KBL/Summer Predecessor merger agreement, (b) $9,706 in compensation as a result of a company automobile provided to Mr. Gibree, and (c) $4,162 in matching contributions made by us under our 401(k) plan for Mr. Gibree’s benefit.  The 2008 amount includes $12,434 for the automobile benefit and $4,600 for the company 401(k) match.

(5)          The 2007 amount represents $3,269 in matching contributions made by us under our 401(k) plan for Mr. Driscoll’s benefit. The 2008 amount includes $4,600 for the company 401(k) match.

NARRATIVE DISCLOSURE TO SUMMARY COMPENSATION TABLE

Material Terms of Employment Contracts of Named Executive Officers

Jason Macari, Chief Executive Officer.  In connection with KBL/Summer Predecessor merger, Mr. Macari entered into an employment agreement with Summer Infant.  This employment agreement is

an appendix to the proxy statement we filed with the SEC in connection with the merger.   Under the terms of this employment agreement, Mr. Macari serves as the chief executive officer for an initial term of three years.  The employment agreement provides that Mr. Macari will receive an annual base salary of $275,000.  Mr. Macari also may be awarded a bonus in an amount equal to up to 50% of his base salary during any fiscal year during the employment term.  One half of that bonus would be based on his performance against performance criteria for that fiscal year to be set, in writing, by the Compensation Committee within 45 days after the Board of Directors approves the budget for that year and the remaining portion would be awarded in the discretion of the Compensation Committee.

The employment agreement provides that, in the event of the termination of Mr. Macari’s employment  without cause or upon termination of his employment as a result of a breach of the employment agreement, the company will continue to pay him his base salary in accordance with our normal payroll schedule for a period of 12 months from the date of termination.  The employment agreement contains certain restrictive covenants that prohibit Mr. Macari from disclosing information that is confidential to Summer Infant and its subsidiaries and generally prohibits him, during the employment term and for one year thereafter, from soliciting or hiring employees or competing with Summer Infant.

Steven Gibree, Executive Vice President-Product Development.  In connection with KBL/Summer Predecessor merger, Mr. Gibree entered into an employment agreement with Summer Infant.  This employment agreement is an appendix to the proxy statement filed with the SEC in connection with the merger.   Under the terms of this employment agreement, Mr. Gibree serves as Summer Infant’s executive vice president of product development for an initial term of three years.  The employment agreement provides that Mr. Gibree is to receive an annual base salary of $220,000.  Mr. Gibree also may be awarded a bonus in an amount equal to up to 50% of his base salary during any fiscal year during the employment term.  One half of that bonus would be based on his performance against performance criteria for that fiscal year to be set, in writing, by the Compensation Committee within 45 days after the Board of Directors approves the budget for that year and the remaining portion would be awarded in the discretion of the Compensation Committee.

The employment agreement provides that, in the event of the termination of Mr. Gibree’s employment without cause or upon termination of his employment as a result of our breach of the employment agreement, Summer Infant will continue to pay him his base salary in accordance with the normal payroll schedule for a period of 12 months from the date of termination.  The employment agreement contains certain restrictive covenants that prohibit Mr. Gibree from disclosing information that is confidential to Summer Infant and its subsidiaries and generally prohibits him, during the employment term and for one year thereafter, from soliciting or hiring employees or competing with Summer Infant.

Joseph Driscoll, Chief Financial Officer.  In September 2006, Mr. Driscoll entered into a full-time employment agreement with Summer Predecessor.  This employment agreement is an appendix to the proxy statement we filed with the SEC in connection with the merger.   Under the terms of this employment agreement, Mr. Driscoll serves as our chief financial officer for an initial term of two years.  The employment agreement provides that Mr. Driscoll is to receive an annual base salary of $170,000.  Mr. Driscoll was also eligible to receive $92,500 in bonus payments in 2007 based on the company achieving its 2007 performance goals in addition to successfully completing the KBL merger.

The employment agreement provides that, in the event of the termination of Mr. Driscoll’s employment by Summer Infant without cause or upon termination of his employment as a result of breach of the employment agreement, the company will continue to pay him his base salary in accordance with the normal payroll schedule for a period of six months from the date of termination.  The employment agreement contains certain restrictive covenants that prohibit Mr. Driscoll from disclosing information that is confidential to Summer Infant and its subsidiaries and generally prohibits him, during the employment term and for one year thereafter, from soliciting or hiring our employees or competing with Summer Infant.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

            The following table provides information about outstanding equity awards held by the named executive officers at the end of fiscal 2008:

	Stock Option Awards
Name	Option Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price Per Share ($)	Option Expiration Date

Jason Macari	—	—	—	—	—

Steven Gibree	03/07/2007	127,500	63,750	5.25	03/07/2017

Joseph Driscoll	03/07/2007	127,500	63,750	5.25	03/07/2017

25% of the total number of shares subject to the options vested on March 7, 2007, and an additional 25% of the options vested on March 7, 2008, the total number of shares subject to the option will vest and become exercisable on each of the second and third anniversaries of the March 7, 2007 vesting commencement date, subject to continued employment. All of the stock options in the above table are out of the money based on the stock price as of April 29, 2009.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Ownership of Summer Infant, Inc. Common Stock

The following table sets forth information regarding the beneficial ownership of our common stock as of April 27, 2009 by:

•                  each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•                  each of our current executive officers and directors; and

•                  all our current executive officers and directors as a group

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership (2)(3)	Percent of Common Stock (3)
5% Stockholders
Wynnefield Capital Management LLC(4)
450 Seventh Avenue, Suite 509
New York, NY 10123	3,595,905	16.9%

Buckingham Capital Management Incorporated(5)
750 Third Avenue, Sixth Floor,
New York, NY 10017	1,529,550	9.9%

Pine River Capital Management L.P.(6)
601 Carlson Parkway
Suite 330
Minnetonka, MN 55305	1,374,986	8.9%
Directors and Named Executive Officers

Jason Macari	3,484,503	22.6%
Steven Gibree	708,952	4.6%
Joseph Driscoll	142,500	*
Myra Hart	32,000	*
Martin Fogelman	32,000
Robert Stebenne	32,000	*
Richard Wenz	32,000	*

Directors and officers as a group (7 persons)	4,463,955	29.0%

*  Less than 1%

(1)           Unless otherwise noted, the business address of each of the following is 1275 Park East Drive, Woonsocket, Rhode Island 02895.

(2)           Includes shares for which the named person:

•                  has sole voting and investment power, and

•                  has shared voting and investment power with his spouse, unless otherwise indicated in the footnotes.

(3)           May Include shares underlying warrants that expired of April 20, 2009. The total also includes vested restricted shares, in addition to the following number of shares that can be acquired through stock option exercises through July 5, 2009 as follows:

Directors and Named Executive Officers	Options Exercisable through July 5, 2009
Mr. Macari	77,500
Mr. Gibree	133,750
Ms. Hart	30,000
Mr. Fogelman	30,000
Mr. Stebenne	30,000
Mr. Wenz	30,000
Mr. Driscoll	132,500

Note that all exercisable stock options in the above table have an exercise price in excess of the current stock price and therefore are out of the money as of April 3, 2009.

(4)           All information relating to beneficial ownership of common stock was obtained from an amended Form 4 filed on April 22, 2009 with the SEC.

(5)           All information relating to beneficial ownership of common stock was obtained from Schedule 13 G/A filed on February 12, 2009 with the SEC.

(6)           All information relating to beneficial ownership of common stock was obtained from a Schedule 13G filed on February 10, 2009 with the SEC.

Equity Compensation Plan Information

The following table summarizes share information, as of December 31, 2008, for  our equity compensation plans, including the 2006 Performance Equity Plan.

Plan Category	Number of Common Shares to Be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Common Shares Available for Future Issuance Under Equity Compensation Plans (1)
Equity compensation plans approved by stockholders	999,200	$5.23	2,000,800
Equity compensation plans not approved by stockholders
Total	999,200	$5.23	2,000,800

Item 13. Certain Relationships, Related Transactions and Director Independence

Certain Relationships and Related Transactions

In March 2009, the Company entered into a sale-leaseback transaction related to its corporate headquarters in Woonsocket, Rhode Island.  Under the terms of the transaction, the Company sold its facility to Faith Realty II, LLC, a company owned by Jason Macari, CEO and Chairman of Summer Infant and his spouse, for $4.05 million and subsequently entered into an agreement to lease the facility for an initial term of 7 years with one (1) 5 year extension option.  The purchase price, which was determined by independent appraisals of the property, approximates the net book value of the building on the Company’s books, and therefore will result in an immaterial P&L impact.  The company will be leasing back the building for approximately the same amount it currently pays in principal and interest payments each month on its real estate loan.  This transaction enables the Company to pay down outstanding debt and provides greater borrowing flexibility.

Director Independence

Our Board of Directors has adopted categorical standards to assist it in making independence determinations.  Under those standards, in determining independence each year, our Board of Directors will analyze each director’s relationship with us and our subsidiaries to determine whether our directors are independent under the rules of the Nasdaq Stock Market.  Our Board of Directors has determined that all of our current directors, except Messrs. Macari and Gibree, are “independent” within the meaning of the independence rules of the Nasdaq Stock Market.

Item 14. Principal Accounting Fees and Services

Independent Registered Public Accountants

The Audit Committee has engaged McGladrey & Pullen, LLP as our independent registered public accountants for the current fiscal year.

As our independent registered public accountants, McGladrey & Pullen, LLP was engaged to conduct quarterly reviews of us and to conduct an audit of our consolidated financial statements for the full year 2008.

Principal Accountant Fees and Services

As we previously disclosed, certain of the partners of Goldstein Golub Kessler LLP became partners of McGladrey & Pullen, LLP in a limited asset purchase agreement effective October 3, 2007.  As a result, Goldstein Golub Kessler LLP resigned as our auditors effective November 15, 2007 and McGladrey & Pullen, LLP was appointed as the auditors of our annual financial statements for the year ended December 31, 2008.

Through November 15, 2007, Goldstein Golub Kessler LLP had a continuing relationship with RSM McGladrey, Inc., from which it leased auditing staff who were full time, permanent employees of RSM McGladrey, Inc. and through which its partners provide non-audit services.  Goldstein Golub Kessler LLP had no full time employees and therefore, none of the audit services performed were provided by permanent full-time employees of the Goldstein Golub Kessler LLP.  Goldstein Golub Kessler LLP managed and supervised the audit staff, and was exclusively responsible for the opinion rendered in connection with its examination.

The following table shows the fees paid or accrued for the audit and other services provided for the years ended December 31, 2008 and 2007:

	2008 Fees	2007 Fees
Audit Fees	$239,000	$181,465
Audit-Related Fees	77,500	—
Tax Fees	—	—
All Other Fees	—	—

Total Fees	$316,500	$181,465

Audit Fees were for professional services rendered for the audit of our annual consolidated financial statements and review of consolidated financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

Audit-Related Fees were for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.”

Tax Fees were for professional services rendered for federal, state and international tax compliance, tax advice and tax planning.

All Other Fees were for services other than the services reported above and include agreed-upon procedures in 2008.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with the pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

Exhibits.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*  Filed herewith

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of April 2009.

SUMMER INFANT, INC.

By:	/s/ JASON MACARI
Jason Macari
Chief Executive Officer
(Principal Executive Officer)