Form 10-Q
period 2009-03-31
Summer Infant, Inc.
filed 2009-05-14
CIK 1314772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15d

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes ☐ No  ☒

As of May 8, 2009, there were 15,392,782 shares outstanding (including unvested restricted shares) of the registrant’s Common Stock, $.0001 par value per share.

Summer Infant, Inc.

Form 10Q

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

Note that all amounts presented in the attached table are in thousands of US dollars except share amounts.

	Unaudited
	March 31, 2009	December 31, 2008

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$812	$988
Trade receivables, net of allowance for doubtful accounts	32,567	29,358
Inventory, primarily finished goods	27,074	30,882
Prepaids and other current assets	1,254	1,495
Deferred tax assets	602	602
TOTAL CURRENT ASSETS	62,309	63,325
Property and equipment, net	11,181	11,212
Goodwill	40,452	40,452
Other intangible assets, net	15,050	15,130
Other assets	236	416
TOTAL ASSETS	$129,228	$130,535

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$19,006	$23,045
Current portion of long term debt	2,042	1,654
TOTAL CURRENT LIABILITIES	21,048	24,699
Long term liabilities, less current portion	40,229	42,277
Other liabilities	3,674	—
Deferred tax liabilities	1,348	1,348
TOTAL LIABILITIES	66,299	68,324

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common Stock $.0001 par value, issued and outstanding 15,392,782 and 15,055,782, respectively	1	1
Additional paid in capital	54,460	54,095
Retained earnings	9,400	8,997
Accumulated other comprehensive loss	(932)	(882)

TOTAL STOCKHOLDERS’ EQUITY	62,929	62,211

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$129,228	$130,535

See notes to condensed consolidated financial statements

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

Note that all amounts presented in the attached table are in thousands of US dollars except share amounts.

	Unaudited
	For the three months ended
	March 31, 2009	March 31, 2008

Net revenues	$34,849	$28,425

Cost of goods sold	23,192	18,490

Gross profit	11,657	9,935

Selling, general and administrative expenses (including stock-based compensation expense)	10,660	7,887

Net operating income	997	2,048

Interest income (expense), net	(421)	(382)

Income before provision for income taxes	576	1,666

Income tax expense	173	662

NET INCOME	$403	$1,004

Net income per share

BASIC	$0.03	$0.07

DILUTED	$0.03	$0.07

Weighted average shares outstanding

BASIC	15,128,490	13,907,892

DILUTED	15,392,782	13,907,892

See notes to condensed consolidated financial statements.

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Note that all amounts presented in the attached table are in thousands of US dollars except share amounts.

	Unaudited
	For the three months ended
	March 31, 2009	March 31, 2008

Cash flows from operating activities:

Net income	$403	$1,004

Adjustments to reconcile net income to net cash used in operating activities

Depreciation and amortization	1,001	471

Stock-based compensation	365	90

Changes in assets and liabilities net of effects of acquisitions:

Increase in trade receivables	(3,209)	(3,941)

Decrease (increase) in inventory	3,808	(1,365)

Decrease in prepaids and other assets	412	77

Decrease in accounts payable and accrued expenses	(4,268)	(856)

Net cash used in operating activities	(1,488)	(4,520)

Cash flows from investing activities:

Acquisitions of property and equipment	(844)	(622)

Acquisition of Basic Comfort, Inc. net of cash acquired of $61	—	(4,896)

Acquisition of intangible assets	(37)	—

Net cash used in investing activities	(881)	(5,518)

Cash flows from financing activities:

Proceeds from sale of building (net of closing costs of $150)	3,903	—

Net borrowings (repayments) on line of credit and other debt	(1,660)	10,657

Net cash provided by financing activities	2,243	10,657

Effect of exchange rate changes on cash and cash equivalents	(50)	(107)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(176)	512

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	988	1,771

CASH AND CASH EQUIVALENTS, END OF PERIOD	$812	$2, 283

Issuance of common stock in conjunction with the acquisition of Basic Comfort, Inc.	$—	$1,778

Building related finance obligation	$3,902	$—

Cash paid for interest	$395	$361

Cash paid for income taxes	$145	$716

SUMMER INFANT, INC.  AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.                       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying interim condensed consolidated financial statements of Summer Infant, Inc. (the “Company”) are unaudited, but in the opinion of management, reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results for the interim periods. Accordingly, they do not include all information and notes required by generally accepted accounting principles for complete financial statements. The results of operations for interim periods are not necessarily indicative of results to be expected for the entire fiscal year or any other period. The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes for the year ended December 31, 2008 filed on Form 10-K on March 25, 2009.

All significant intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements.

Income taxes.

The provision for income taxes is based on the Company’s estimated annualized effective tax rate for the year.

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, the Company had no unrecognized tax benefits. During the first quarter of 2009, the Company recognized no adjustments for uncertain tax benefits.

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, it is more likely than not such benefits will be realized.  The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses.  No interest and penalties related to uncertain tax positions were accrued at March 31, 2009. The tax years 2005 through 2008 remain open to examination by the major taxing jurisdictions in which the Company operates. The Company expects no material changes to unrecognized tax positions within the next twelve months.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Net Income Per Share

Basic earnings per share for the Company is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Options to purchase 1,452,600 and 1,044,000 shares of the Company’s common stock, and 3,633,953 warrants to purchase shares of common stock, were not included in the calculation, because these options and warrants were anti-dilutive for the three months ended March 31, 2009 and 2008, respectively.  All outstanding warrants expired on April 20, 2009.

Acquisitions

The pro forma effect on net revenues, earnings, and diluted earnings per share amounts for the three months ended March 31, 2008, assuming the Basic Comfort and Kiddopotamus transactions had closed on January 1, 2008 are as follows

(dollars in thousands, except per share amounts):

2008

Net revenues	$34,354
Net income	$1,471
Earnings per share: basic and diluted	$0.10 per share

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, and accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS 157 for its financial assets and liabilities. The adoption of SFAS 157 did not have a material impact on the Company’s financial position or results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations”, or SFAS No. 141(R). This statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS No. 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of SFAS No. 141(R) are effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company adopted this statement, as applicable on January 1, 2009. The adoption of SFAS 141(R) did not have a material impact on the Company’s financial position or results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Non-controlling Interests in Consolidated Financial Statements-An Amendment to Accounting Research Bulletin (“ARB”) No. 51”, or SFAS No. 160. This statement amends ARB No. 51, “Consolidated Financial Statements”, to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS No. 141(R). In addition, SFAS No. 160 also includes expanded disclosure requirements regarding interests of the parent and its non-controlling interest. The provisions of SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company adopted this statement, as applicable on January 1, 2009. The adoption of SFAS 160 did not have a material impact on the Company’s financial position or results of operations.

In February 2008, the FASB issued Staff Position (“FSP”) No. 157-1 and FSP No. FSP 157-2. FSP No. 157-1 removes certain leasing transactions from the scope of SFAS No. 157. FSP No. 157-2 partially defers the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities that are recognized at fair value on a nonrecurring basis. Under FSP No. 157-2, the effective date for non-financial assets and liabilities that are recognized at the fair value on a nonrecurring basis will be for fiscal years beginning after November 15, 2008. FSP No. 157-2 is effective for the Company as of January 1, 2009. The adoption of FSP 157-2 did not have a material impact on the Company’s financial position.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible assets “(SFAS No. 142”). The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (R). FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and is effective for the Company January 1, 2009. The adoption of FSP 142-3 did not have a material impact on the Company’s financial position or results of operations.

The Company does not believe that any other recently issued, but not yet effective accounting standards will have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

2.                       DEBT

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

These new credit facilities bear interest at a floating rate based on a spread over LIBOR ranging from 150 basis points to 200 basis points, depending upon the ratio of the Company’s total funded debt to EBITDA.  As of March 31, 2009, the interest rate for these credit facilities was 3.73%. In addition, these new credit facilities have an unused line fee based on the unused amount of the credit facilities equal to 25 basis points.

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

3.        REAL ESTATE TRANSACTION

On March 24, 2009 the Company entered into a definitive agreement with Faith Realty II, LLC, a Rhode Island limited liability company (“Faith Realty”) (the members of which are Jason Macari, the current Chairman of the board of Directors and President of the Company, and his spouse), pursuant to which Faith Realty will purchase the corporate headquarters of the Company located at 1275 Park East Drive, Woonsocket, Rhode Island (the “Headquarters”) and subsequently lease the Headquarters back to Summer USA (collectively, the “Transactions”).  Pursuant to the terms of that certain Purchase and Sale Agreement between Summer USA and Faith Realty, dated as of March 24, 2009, Faith Realty purchased the Headquarters for $4,052,500 and then leased the Headquarters back to Summer USA for an annual rent of $390,000 during the initial seven (7) year term of the lease, payable monthly and in advance.  The lease will expire on the seventh (7th) anniversary of its commencement unless an option period is exercised by Summer USA.  At that time, Summer USA will have the opportunity to extend the lease for one (1) additional period of five (5) years.  If Summer USA elects to extend the term of the lease for an additional five (5) years, the annual rent for the first two (2) years of the extension term shall be equal to $429,000 and for the final three (3) years of the extension term shall be equal to $468,000.  In addition, during the first six (6) months of the last lease year of the initial term of the lease Summer USA has the option to repurchase the Headquarters for $4,457,750 (110% of the initial sale price).  The Transactions were consummated concurrently with the execution of the definitive agreements.  With the majority of the proceeds of the sale of the headquarters, Summer USA paid off the construction loan relating to the Headquarters.  Mr. Macari has given a personal guarantee to secure the Faith Realty debt on its mortgage; therefore, due to his continuing involvement in the building transaction and the Company’s option to repurchase the building, the building will remain on the books of the Company and the transaction has been recognized as a financing, with no gain.  The Company also has recorded a finance obligation under other liabilities of $3,902,000 in regards to this transaction, of which $228,000 is recorded as a current liability.

On February 25, 2009, the Company’s board of Directors (with Mr. Macari and Mr. Gibree abstaining from such action) approved the Transactions, subject to the negotiation and execution of definitive agreements within the parameters approved by the Board.  In connection therewith, the board granted a potential waiver, to the extent necessary, if at all, of the conflict of interest provisions of the Company’s Model code of Ethics, effective upon execution of definitive agreements within the parameters approved by the Board.  In connection with granting such potential waiver, the Board of Directors engaged independent counsel to review the proposed Transactions and an independent appraiser to ascertain (i) the value of the Headquarters and (ii) the market rent for the Headquarters.  In reaching its conclusion that the Transactions are fair to the

Company, the Board of Directors considered a number of factors, including Summer USA’s ability to repurchase the headquarters at 110% of the initial sale price at the end of the initial term.

In addition, the Company’s Audit Committee approved the Transactions (as a related party transaction) and the potential waiver and recommended the matter to a vote of the entire Board of Directors.

4.                        COMMITMENTS AND CONTINGENCIES

Litigation

The Company is a party to routine litigation and administrative complaints incidental to its business.  Management does not believe that the resolution of any or all of such routine litigation and administrative complaints is likely to have a material adverse effect on the Company’s financial condition or results of operations.

5.                        STOCK OPTIONS AND RESTRICTED SHARES

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R), using the modified prospective transition method.  The adoption of SFAS 123(R) resulted in share-based compensation expense for the three months ended March 31, 2009 and 2008 of approximately $365,000 and $90,000, respectively.  There were 475,000 stock options granted during the three months ended March 31, 2009 at a fair value of $0.66 per option.  As of March 31, 2009, there were 1,452,600 stock options outstanding.  In addition, there were 349,000 restricted shares issued to employees and directors in the three months ended March 31, 2009 at a fair value of $2.17 per share; 87,250 of these shares vested immediately.

The key assumptions used in the Black-Scholes Valuation were as follows:

Expected life of options	—	4 years
Volatility	—	35%
Discount rate	—	2.49%

There were no stock option or restricted shares issued during the three months ended March 31, 2008.

ITEM 2.  SUMMER’S MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this Report on Form 10-Q, that are not purely historical, are forward-looking information and statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These include statements regarding our expectations, intentions, or strategies regarding future matters. All forward-looking statements included in this document are based on information available to us on the date hereof. It is important to note that our actual results could differ materially from those projected in such forward-looking statements contained in this Form 10-Q. The forward-looking statements contained herein are based on current expectations that involve numerous risks and uncertainties.  These risks include the concentration of the Company’s business with retail customers; the ability of the Company to compete in the industry; the Company’s dependence on key personnel; the Company’s reliance on foreign suppliers; and other risks as detailed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and subsequent filings with the Securities and Exchange Commission All these matters are difficult or impossible to predict accurately, many of which may be beyond our control. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate.

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

Summary of critical accounting policies and estimates

The Company’s critical accounting policies are disclosed in the Company’s Annual Report on Form 10-K.  There have been no material changes to these policies during the first three months of 2009. This summary of critical accounting policies of Summer is presented to assist in understanding Summer’s consolidated financial statements. The consolidated financial statements and notes are representations of Summer’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the consolidated financial statements.

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

Income taxes

The provision for income taxes is based on the estimated annualized effective tax rate for the year.

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, we had no unrecognized tax benefits. During the first quarter of 2009, there were no adjustments for uncertain tax benefits.

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carry-forwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence; it is more likely than not such benefits will be realized.  The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses.  No interest and penalties related to uncertain tax positions were accrued at March 31, 2009. The tax years 2005 through 2008 remain open to examination by the major taxing jurisdictions. The Company expects no material changes to unrecognized tax positions within the next twelve months.

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

•                  Acquisitions

Summer has been able to grow its annual revenues by over $100,000,000 over the past six years through a combination of all of the above factors. Each year it has been able to expand the number of products into its main distribution channel, mass merchant retailers, and has also added new customers each year. Therefore, even without new product introductions, Summer could grow its business by simply selling more of its existing product line to existing customers.

For 2009 and beyond, the growth strategy of Summer will be to continue to develop and sell new products to its existing customer base, sell new and existing products to new customers (or expand relationships with existing customers), and to expand in the UK and in other geographic regions (including Japan, Mexico and Australia, among others).

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

Results of Operations

Condensed Consolidated Statements of Income

For the Three Months Ending March 31, 2009 and 2008

(In thousands)

	Three Months Ended March 31, 2009		Three Months Ended March 31, 2008
	(Unaudited)		(Unaudited)
Net sales	$34,849	100.0%	$28,425	100.0%
Cost of goods sold	23,192	66.6%	18,490	65.0%
Gross profit	11,657	33.4%	9,935	35.0%

OPERATING EXPENSES
Selling, general and administrative expenses (excluding depreciation, amortization, and stock-based compensation expense)	9,294	26.7%	7,326	25.8%
EBITDA(a)	$2,363	6.8%	$2,609	9.2%

See non-GAAP discussion below regarding the computation of EBITDA.

Three months ended March 31, 2009 compared with three months ended March 31, 2008

Net sales increased 22.6% from approximately $28,425,000 for the three months ended March 31, 2008 to approximately $34,849,000 for the three months ended March 31, 2009. This sales increase was primarily attributable to increased distribution of Summer’s products throughout Summer’s customer base, the acquisition of Basic Comfort and Kiddopotomus in 2008, and new product introductions.  Significant increases were noted in large accounts such as Babies R Us, in addition to several other accounts which have been added over the past few years, including Lowe’s and Wal-Mart.

Gross profit increased 17% from approximately $9,935,000 for the three months ended March 31, 2008 to approximately $11,657,000 for the three months ended March 31, 2009.  The gross profit as a percentage of sales decreased to 33.4% from 35.0% in the prior year.  The decrease as a percentage of sales is primarily due to increased costs of finished goods from the Company’s vendors in Asia and the US.  The increase in these costs is primarily due to increased raw material costs and labor.  The Company also sold approximately $1,000,000 of excess inventory at reduced prices in the three months ended March 31, 2009.

Selling, general and administrative expenses increased from approximately $7,326,000 for the three months ended March 31, 2008 to approximately $9,294,000 for the three months ended March 31, 2009. This increase was primarily attributable to increases in headcount, higher variable selling expenses due to the increase in sales, and  costs associated with  the opening of new distribution centers to support the increase in sales.  Selling, general and administrative expenses increased to 26.7% of net sales in the three months ended March 31, 2009 from 25.8% of net sales in the three months ended March 31, 2008.  In response, the Company has reduced headcount by 10% in an effort to align the Company’s fixed cost structure to its current sales base.

EBITDA decreased from approximately $2,609,000 for the three months ended March 31, 2008 to approximately $2,363,000 for the three months ended March 31, 2009, a decrease of 9%. This decrease was primarily attributable to the lower gross profit percentage as described above.

 Liquidity and Capital Resources

Summer generally funds its operations and working capital needs through cash generated from operations and borrowings under its secured credit facilities.

Summer’s sales have increased significantly over the past several years. For the year ended December 31, 2003, net sales were $17,600,000. For the year ended December 31, 2008, net sales exceeded $132,000,000. This sales growth has led to a substantial increase in working capital requirements, specifically trade receivables and inventory. The typical cash flow cycle is as follows:

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

The majority of capital expenditures for Summer are for tools related to new product introductions. Summer receives indications from retailers generally around the middle of each year as to what products the retailer will be taking into its product line for the upcoming year. Based on these indications, Summer will then acquire the tooling required to build the products. The majority of these expenditures are therefore made in the third and fourth quarters of each year so that initial shipments of products can be made in December and January (the typical time frame for new product shipments). In most cases the payments for the tools are spread out over a three to four month period.

For the three months ended March 31, 2009, net cash used in operating activities was $1,488,000.  This was primarily due to increases in trade receivables of $3,209,000 and a decrease in accounts payable of $4,268,000 offset by a decrease in inventory of $3,808,000, which is a direct result of the significant increase in sales for the Company.   Total sales were over $34,800,000 for the three months ended March 31, 2009, which represents a 23% increase over the sales in the first three months of the prior year.  See detailed discussion of the working capital cycle of Summer above.

Net cash used in investing activities was $881,000, which primarily relates to the purchase of tooling used in the manufacturing process.

Net cash provided by financing activities was $2,243,000, which relates to funds provided by the sale/leaseback of Summer’s principal offices in Woonsocket, Rhode Island, net of borrowings on the line of credit to fund working capital.

Based on the above factors, the net cash decrease for the three months ended March 31, 2009 was $176,000, resulting in a cash balance of $812,000 at March 31, 2009.

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

Summer and its subsidiaries, Summer Infant (USA), Inc. Summer Infant Europe Limited, Summer Infant Asia Limited and Summer Infant Canada, Limited are the borrowers under this Loan Agreement.  These new credit facilities are secured by all assets of Summer and its subsidiaries.  These new credit facilities replace Summer’s prior line of credit, and are being used principally to fund growth opportunities and for working capital purposes.

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

These new credit facilities bear interest at a floating rate based on a spread over LIBOR ranging from 150 basis points to 200 basis points, depending upon the ratio of the Company’s total funded debt to EBITDA.  As of March 31, 2009, the blended interest rate for these credit facilities was 3.73%.  In addition, these new credit facilities have an unused line fee based on the unused amount of the credit facilities equal to 25 basis points.

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

The Company was in compliance with all covenants under its line of credit as of March 31, 2009.

We believe that Summer’s cash flows from operations, cash on hand, and available borrowings will be sufficient to meet Summer’s working capital and capital expenditure requirements and provide us with adequate liquidity to meet anticipated operating needs for at least the next 12 months. Summer’s cash requirements for the period beyond that are expected to be met by the continued use of bank facilities to meet working capital requirements.

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

The following table presents a reconciliation of the Summer EBITDA to net income, its most directly comparable GAAP financial measure, on a historical basis, for the periods presented:

Reconciliation of unaudited EBITDA to Net Income (in thousands of dollars):

	Three Months Ended March 31
	2009	2008
Net income	$403	$1,004
Income taxes	173	662
Non cash stock option expense	365	90
Interest expense	421	382
Depreciation and amortization	1,001	471
EBITDA, as defined	$2,363	$2,609

ITEM 4T.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as of March 31, 2009.  Our management has concluded, based on their evaluation, that as of the end of the period covered by this report, our controls and procedures were effective as of March 31, 2009 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1A.	Risk Factors

There have been no material changes pertaining to risk factors that were contained in the Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 25, 2009.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Funds.

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

None.

ITEM 5.	Other Information.

None.

ITEM 6.	Exhibits

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

Summer Infant, Inc.

May 14, 2009

/s/ Jason Macari
Jason Macari
Chief Executive Officer

May 14, 2009

/s/ Joseph Driscoll
Joseph Driscoll
Chief Financial Officer