Form 10-Q
period 2009-06-30
Summer Infant, Inc.
filed 2009-08-11
CIK 1314772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15d of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T  (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer,  a non-accelerated filer or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes ☐   No ☒

As of July 15, 2009, there were 15,392,782 shares outstanding (including unvested restricted shares) of the registrant’s Common Stock, $.0001 par value per share.

Summer Infant, Inc.

Form 10Q

		Page Number
Part 1.	Financial Information

Item 1.	Condensed Consolidated Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets June 30, 2009 (unaudited) and December 31, 2008	3

	Condensed Consolidated Statements of Income for the three and six months ended June 30, 2009 and 2008 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2008 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	N/A

Item 4T.	Controls and Procedures	17

Part II.	Other Information	18

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Funds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits

Signatures

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

Note that all dollar amounts presented in the table below are in thousands of US dollars except share amounts.

	June 30, 2009	December 31, 2008
	Unaudited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,457	$988
Trade receivables, net of allowance for doubtful accounts	31,502	29,358
Inventory, primarily finished goods	26,909	30,882
Prepaids and other current assets	1,314	1,495
Deferred tax assets	602	602
TOTAL CURRENT ASSETS	62,784	63,325
Property and equipment, net	11,224	11,212
Goodwill	40,452	40,452
Other intangible assets, net	15,014	15,130
Other assets	222	416
TOTAL ASSETS	$129,696	$130,535

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$21,580	$23,045
Current portion of long-term debt	2,300	1,654
TOTAL CURRENT LIABILITIES	23,880	24,699
Long-term debt, less current portion	35,530	42,277
Other liabilities	3,614	—
Deferred tax liabilities	1,348	1,348
TOTAL LIABILITIES	$64,372	68,324

COMMITMENTS AND CONTINGENCIES (note 4)

STOCKHOLDERS’ EQUITY
Common Stock $.0001 par value, issued and outstanding 15,392,782 and 15,055,782 shares, respectively	1	1
Additional paid in capital	54,594	54,095
Retained earnings	11,043	8,997
Accumulated other comprehensive loss	(314)	(882)
TOTAL STOCKHOLDERS’ EQUITY	65,324	62,211
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$129,696	$130,535

See notes to condensed consolidated financial statements

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

Note that all dollar amounts presented in the table below are in thousands of US dollars except share amounts.

	Unaudited		Unaudited
	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008

Net revenues	$38,361	$33,982	$73,210	$62,407
Cost of goods sold	24,744	21,665	47,936	40,154
Gross profit	13,617	12,317	25,274	22,253
Selling, general and administrative expenses (a)	10,795	9,573	21,455	17,461
Net operating income	2,822	2,744	3,819	4,792
Interest income (expense), net	(475)	(585)	(896)	(967)
Income before provision for income taxes	2,347	2,159	2,923	3,825
Income tax expense	704	833	877	1,495
NET INCOME	$1,643	$1,326	$2,046	$2,330

NET INCOME PER SHARE- BASIC	$0.11	$0.09	$0.14	$0.16
Weighted average shares outstanding - basic	15,143,032	14,917,738	15,135,801	14,415,605

NET INCOME PER SHARE - DILUTED	$0.11	$0.09	$0.13	$0.16
Weighted average shares outstanding- diluted	15,392,782	14,917,738	15,392,782	14,415,605

See notes to condensed consolidated financial statements.

(a) Includes non-cash stock compensation expense of $499 and $180 for the six months ended June 30, 2009 and 2008, respectively, and expense of $134 and $90 for the three months ended June 30, 2009 and 2008, respectively.  The total also includes non-capitalizable deal-related fees of $214 for the three and six months ended June 30, 2008.

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Note that all dollar amounts presented in the table below are in thousands of US dollars except share amounts.

	Unaudited
	For the six months ended
	June 30, 2009	June 30, 2008

Cash flows from operating activities:
Net income	$2,046	$2,330
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	2,029	1,125
Non-cash stock option expense	499	180
Deferred taxes	—	(243)
Changes in assets and liabilities net of effects of acquisition:
Increase in accounts receivable	(3,033)	(2,806)
(Increase) decrease in inventory	4,304	(2,724)
Increase (decrease) in accounts payable and accrued expenses	(544)	1,203
Decrease in prepaids and other current assets	213	437
(Increase) decrease in other assets	194	(50)
Net cash provided by (used in) operating activities	5,708	(548)
Cash flows from investing activities:
Acquisitions of property and equipment	(1,897)	(1,339)
Acquisition of Basic Comfort, Inc., Kiddopotamus & Company and Summer Infant, Inc. net of cash acquired of $61	—	(15,374)
Net cash used in investing activities	(1,897)	(16,713)
Cash flows from financing activities:
Net borrowings (repayments) on debt and other long-term liabilities	(6,389)	18,500
Proceeds from sale of building	3,903	0
Net cash provided by (used in) financing activities	(2,486)	18,500
Effect of exchange rate changes on cash and cash equivalents	144	(134)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,469	1,105
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	988	1,771
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,457	$2,876
Non cash investing activities:
Issuance of common stock in conjunction with the acquisition of Basic Comfort, Inc., Kiddopotamus & Company (2008)	$—	$4,657
New capital lease obligations	$234	$148

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

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, the Company had no unrecognized tax benefits. During the second quarter of 2009, the Company recognized no adjustments for uncertain tax benefits.

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, it is more likely than not such benefits will be realized.  The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses.  No interest and penalties related to uncertain tax positions were accrued at June 30, 2009. The tax years 2005 through 2008 remain open to examination by the major taxing jurisdictions in which the Company operates. The Company expects no material changes to unrecognized tax positions within the next twelve months.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Net Income Per Share

Basic earnings per share for the Company is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. The number of common shares outstanding includes 249,750 unvested restricted shares that were issued in the first quarter of 2009. Options to purchase 1,452,600 and 1,040,000 shares of the Company’s common stock were not included in the calculation, due to the fact that these options were anti-dilutive for the three and six months ended June 30, 2009 and 2008, respectively.

Acquisitions

The pro forma results for the six (6) months ended June 30, 2008, assuming the Basic Comfort and Kiddopotamus transactions had closed on January 1, 2008 are as follows (in thousands of US dollars, except per share data):

2008
Net revenues	$68,336
Net income	$2,797
Earnings per share: diluted	0.19 per share

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

In February 2008, the FASB issued Staff Position (“FSP”) No. 157-1 and FSP No. FSP 157-2. FSP No. 157-1 removes certain leasing transactions from the scope of SFAS No. 157. FSP No. 157-2 partially defers the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities that are recognized at fair value on a nonrecurring basis. Under FSP No. 157-2, the effective date for non-financial assets and liabilities that are recognized at the fair value on a nonrecurring basis will be for fiscal years beginning after November 15, 2008. FSP No. 157-2 is effective for the Company on January 1, 2009.  The adoption of this pronouncement did not have a material impact on the Company’s financial position or results of operations.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible assets “(SFAS No. 142”). The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (R). FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and is effective for the Company January 1, 2009.  The adoption of this pronouncement did not have a material impact on the Company’s financial position or results of operations.

In June 2008, the FASB issued EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“EITF 03-6-1”).  EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are “participating securities” as defined in EITF 03-6-1, Participating Securities and the Two-Class Method under FASB Statement No. 128, and therefore should be included in computing earnings per share using the two-class method.  According to EITF-03-6-1, a share-based payment award is a participating security when the award includes nonforfeitable rights to dividends or dividend equivalents. The EITF was effective for the Company beginning January 1, 2009.  The adoption of EITF 03-6-1 did not have a material impact on the financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“FAS 165”), which establishes general standards of accounting and disclosure for events that occur after the balance sheet date but before financial statements are issued.  The Company adopted the provisions of FAS 165 for the quarter ended June 30, 2009.  The adoption of FAS 165 did not have a material effect on the consolidated financial statements.

In June 2009, the FASB issued FAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”.  FAS 168 will become the source of authoritative U.S. generally accepted accounting principles, superceding all then-existing non-SEC accounting and reporting standards. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company does not expect the adoption of FAS 168 to have an impact on the Company’s results of operations, financial condition, or cash flows.

The Company does not believe that any other recently issued, but not yet effective accounting standards will have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

2.                       DEBT

Credit Facilities

On April 10, 2008, the Company entered into two new three-year secured credit facilities (the “Loan Agreement”) with Bank of America, N.A., as Administrative Agent, and each of the financial institutions as signatory to the Loan Agreement.  The Loan Agreement provides for a $36,000,000 working capital revolving credit facility and a $10,000,000 non-restoring acquisition credit facility.  The new credit facilities mature on June 30, 2011.  The Company and its subsidiaries, Summer Infant (USA), Inc., Summer Infant Europe Limited, Summer Infant Asia Limited and Summer Infant Canada, Limited are the borrowers under this Loan Agreement.

The Company’s ability to borrow under the Loan Agreement is subject to its ongoing compliance with a  number of financial and other covenants, including the following: (i) that  the Company and its subsidiaries maintain a net worth of $50,000,000 plus the  sum of 50% of net income  earned in each fiscal year, (ii) that the Company and its subsidiaries maintain a ratio of total funded debt  to EBITDA of not greater than 3.50:1.00, and (iii) that the Company and  its subsidiaries maintain a ratio of operating cash flow  to debt service of not less than 1.25:1.00.  Furthermore, if the Company’s ratio of total funded debt to EBITDA is greater than 3.25:1.00 for any fiscal year, the aggregate amount that may be borrowed under the Loan Agreement will be determined by reference to a borrowing base.  The Company is in compliance with all covenants as of June 30, 2009.

These new credit facilities bear interest at a floating rate based on a spread over LIBOR ranging from 150 basis points to 200 basis points, depending upon the ratio of the Company’s total funded debt to EBITDA.  As of June 30, 2009, the blended interest rate for these credit facilities was 3.81%. In addition, these new credit facilities have an unused line fee based on the unused amount of the credit facilities equal to 25 basis points.

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

3.                       SALE — LEASEBACK

On March 24, 2009 the Company entered into a definitive agreement with Faith Realty II, LLC, a Rhode Island limited liability company (“Faith Realty”) (the members of which are Jason Macari, the current Chairman of the board of Directors and President of the Company, and his spouse), pursuant to which Faith Realty will purchase the corporate headquarters of the Company located at 1275 Park East Drive, Woonsocket, Rhode Island (the “Headquarters”) and subsequently lease the Headquarters back to Summer USA (collectively, the “Transactions”).  Pursuant to the terms of that certain Purchase and Sale Agreement between Summer USA and Faith Realty, dated as of March 24, 2009, Faith Realty purchased the Headquarters for $4,052,500 and then leased the Headquarters back to Summer USA for an annual rent of $390,000 during the initial seven (7) year term of the lease, payable monthly and in advance.  The lease will expire on the seventh (7th) anniversary of its commencement unless an option period is exercised by Summer USA.  At that time, Summer USA will have the opportunity to extend the lease for one (1) additional period of five (5) years.  If Summer USA elects to extend the term of the lease for an additional five (5) years, the annual rent for the first two (2) years of the extension term shall be equal to $429,000 and for the final three (3) years of the extension term shall be equal to $468,000.  In addition, during the first six (6) months of the last lease year of the initial term of the lease Summer USA has the option to repurchase the Headquarters for $4,457,750 (110% of the initial sale price).  The Transactions were consummated concurrently with the execution of the definitive agreements.  With the majority of the proceeds of the sale of the headquarters Summer USA paid off the construction loan relating to the Headquarters.  Mr. Macari has given a personal guarantee to secure the Faith Realty debt on its mortgage; therefore, due to his continuing involvement in the building transaction and the Company’s option to repurchase the building, the building will remain on the books of the Company and the transaction has been recognized as a financing, with no gain.  In Q1 of 2009 the Company recorded a finance obligation under Other Liabilities of $3,902,000 in regards to this transaction, of which $228,000 was recorded as a current liability.  This obligation is reduced each month as the rent payment is made to Faith Realty.

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

In addition, the Company’s Audit Committee approved the Transactions (as a related party transaction) and the potential waiver and recommended the matter to a vote of the entire Board of Directors (which approved the transaction).

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R), using the modified prospective transition method.  The adoption of SFAS 123(R) resulted in share-based compensation expense for the three and six months ended June 30, 2009 of approximately $365,000 and $499,000, respectively.  There were 475,000 stock options granted during the six months ended June 30, 2009.  As of June 30, 2009, there were 1,452,600 stock options outstanding.  In addition, there were 349,000 restricted shares issued to employees during the six months ended June 30, 2009. The key assumptions used in the Black-Scholes valuation for the options granted in 2009 were as follows:

Expected life of options	-	4 years
Volatility	-	35%
Discount rate	-	2.49%

6.                        SUBSEQUENT EVENT- ACQUISITION

On July 17, 2009, the Company acquired certain assets and assumed certain liabilities of Butterfly Living, Inc., a developer and distributor of infant cribs.  The purchase price includes potential earn out payments over the next 4.5 years which could total up to $5,000,000 over that time frame if all targets are reached.

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

Summary of critical accounting policies and estimates

The Company’s critical accounting policies are disclosed in the Company’s Annual Report on Form 10-K.  There have been no material changes to these policies during the first six months of 2009. This summary of critical accounting policies of Summer is presented to assist in understanding Summer’s consolidated financial statements. The consolidated financial statements and notes are representations of Summer’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the consolidated financial statements.

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

Nature of operations

Summer is engaged in the design, marketing and distribution of juvenile products.  The majority of its revenues are derived from retail customers in North America. The Company also maintains a research and development staff in Asia (no revenues are generated directly out of Asia).

Income taxes

The provision for income taxes is based on our estimated annualized effective tax rate for the year. Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, we had no unrecognized tax benefits. During the second quarter of 2009, we recognized no adjustments for uncertain tax benefits.

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carry-forwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, it is more likely than not such benefits will be realized.  We recognize interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses.  No interest and penalties related to uncertain tax positions were accrued at June 30, 2009. The tax years 2005 through 2008 remain open to examination by the major taxing jurisdictions in which we operate. We expect no material changes to unrecognized tax positions within the next twelve months.

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

•                  New geographies (international expansion); and

•                  New product categories

Summer has been able to grow its annual revenues by over $100,000,000 over the past seven years through a combination of all of the above factors. Each year it has been able to expand the number of products into its main distribution channel, mass merchant retailers, and has also added new customers each year. Therefore, even without new product introductions, Summer could grow its business by simply selling more of its existing product line to existing customers.

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

On July 17, 2009, the Company acquired certain assets of Butterfly Living, Inc., a developer and distributor of infant cribs.

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

Approximately 95% of sales are currently made to customers in North America, with the remaining 5% made to customers in the UK. Sales are made utilizing standard credit terms of 30 to 90 days. Summer generally accept returns only for defective merchandise.

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

Results of Operations

Summer Infant and Subsidiaries

Consolidated Statements of Income

For the Three and Six Months Ending June 30, 2009 and 2008

(In thousands)

	Three Months Ended June 30, 2009		Three Months Ended June 30, 2008		Six Months Ended June 30, 2009		Six Months Ended June 30, 2008
	(unaudited)		(unaudited)		(unaudited)		(unaudited)
Net Sales	$38,361	100.0%	$33,982	100.0%	$73,210	100.0%	$62,407	100.0%
Cost of Goods Sold	24,744	64.5%	21,665	63.8%	47,936	65.5%	40,154	64.3%
Gross Profit	13,617	35.5%	12,317	36.2%	25,274	34.5%	22,253	35.7%
OPERATING EXPENSES
Selling, general and administrative expenses (excluding depreciation, amortization, non-capitalizable deal fees and non-cash stock option expense)	9,633	25.1%	8,615	25.3%	18,927	25.8%	15,942	25.6%

EBITDA(a)	$3,984	10.4%	$3,702	10.9%	$6,347	8.7%	$6,311	10.1%

(a)          See non-GAAP discussion below regarding the computation of EBITDA.

Three months ended June 30, 2009 compared with three months ended June 30, 2008

Net sales increased from approximately $33,982,000 in the three months ended June 30, 2008 to approximately $38,361,000 for the three months ended June 30, 2009, an increase of approximately 13%. This sales increase was primarily attributable to increased distribution of Summer’s products throughout Summer’s customer base, plus new product introductions.  Increases were noted in most of the significant customers.

Gross profit increased from approximately $12,317,000 for the three months ended June 30, 2008 to approximately $13,617,000 for the three months ended June 30, 2009.  The gross profit as a percentage of sales decreased to 35.5% from 36.2% in the prior year.  The decrease as a percentage of sales is due to increased costs of finished goods from the Company’s vendors in Asia and the US.  The increase in these costs is due to increased raw material and labor costs, in addition to the devaluation of the US dollar relative to the Chinese RMB.

Selling, general and administrative expenses increased from approximately $8,615,000 for the three months ended June 30, 2008 to approximately $9,633,000 for the three months ended June 30, 2009. This increase was primarily attributable to increases in headcount, higher variable selling expenses due to the increase in sales, and costs associated with the opening of new distribution centers to support the increase in sales.  Selling, general and administrative expenses decreased to 25.1% of net sales in the three months ended June 30, 2009 from 25.3% of net sales in the three months ended June 30, 2008.  This decrease as a percentage of sales was primarily due to the leveraging of the Company’s fixed cost structure over a larger sales base.

EBITDA (as defined) increased from approximately $3,702,000 for the three months ended June 30, 2008 to approximately $3,984,000 for the three months ended June 30, 2009, an increase of approximately 8%. This increase was primarily attributable to the increased sales and gross profit dollars as described above.

Six months ended June 30, 2009 compared with six months ended June 30, 2008

Net sales increased from approximately $62,407,000 in the six months ended June 30, 2008 to approximately $73,210,000 for the six months ended June 30, 2009, a 17% increase. This sales increase was primarily attributable to increased distribution of Summer’s products throughout Summer’s customer base, plus new product introductions.  Increases were noted in most of the significant customers.  In addition, the year to date sales in 2009 includes six months of activity for the products acquired from Kiddopotamus and Basic Comfort (businesses which were acquired in March and April of 2008), while the prior year numbers only include approximately three months of activity for these products, which accounts for approximately $5,000,000 of the year to date increase.

Gross profit increased from approximately $22,253,000 for the six months ended June 30, 2008 to approximately $25,274,000 for the six months ended June 30, 2009.  The gross profit as a percentage of sales decreased to 34.5% from 35.7% in the prior year.  The decrease as a percentage of sales is due to increased costs of finished goods from the Company’s vendors in Asia and the US.  The increase in these costs is due to increased raw material and labor costs, in addition to the devaluation of the US dollar relative to the Chinese RMB.

Selling, general and administrative expenses increased from approximately $15,942,000 for the six months ended June 30, 2008 to approximately $18,927,000 for the six months ended June 30, 2009. This increase was primarily attributable to increases in headcount, higher variable selling expenses due to the increase in sales, and costs associated with the opening of new distribution centers to support the increase in sales.  Selling, general and administrative expenses increased to 25.8% of net sales in the six months ended June 30, 2009 from 25.6% of net sales in the six months ended June 30, 2008.

EBITDA tabled from approximately $6,311,000 for the six months ended June 30, 2008 to approximately equal to the $6,347,000 for the six months ended June 30, 2009.

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

Summer had traditionally been able to fund its increased working capital through lines of credit with banks.

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

For the six months ended June 30, 2009, net cash provided by operating activities was $5,708,000.  This was primarily due to the net income generated year to date, in addition to the significant reduction in inventory due to improved working capital management.

Net cash used in investing activities was $1,897,000, which primarily relates to cash paid for additions to property, plant and equipment.

Net cash used in financing activities was $2,486,000, which relates to repayments on the construction loan with funds provided by the sale/leaseback of Summer’s principle offices in Woonsocket, Rhode Island and repayments of the line of credit due to positive cash flow.

Based on the above factors, the net cash increase for the six months ended June 30, 2009 was $1,469,000, resulting in a cash balance of $2,457,000 at June 30, 2009.

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

These new credit facilities bear interest at a floating rate based on a spread over LIBOR ranging from 150 basis points to 200 basis points, depending upon the ratio of the Company’s total funded debt to EBITDA.  As of June 30, 2009, the blended interest rate for these credit facilities was 3.81%.  In addition, these new credit facilities have an unused line fee based on the unused amount of the credit facilities equal to 25 basis points.

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

The Company was in compliance with all covenants under its line of credit as of June 30, 2009.

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

The following table presents a reconciliation of the Summer EBITDA to net income, its most directly comparable GAAP financial measure, on a historical basis, for the periods presented:

Reconciliation of unaudited EBITDA to Net Income (in $000’s) :

	Six Months Ended June 30
	2009	2008

Net income	$2,046	$2,330

Income taxes	877	1,495

Non-cash stock option expense	499	180

Non-capitalizable deal-related fees	—	214

Interest expense	896	967

Depreciation and amortization	2,029	1,125

EBITDA, as defined	$6,347	$6,311

ITEM 4T.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report, Summer carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as of June 30, 2009. Summer’s Principal Executive Officer and Principal Financial Officer have concluded, based on their evaluation, that as of the end of the period covered by this report, the Company’s controls and procedures were effective as of June 30, 2009.

(b) Changes in Internal Control Over Financial Reporting

There was no change in Summer’s internal control over financial reporting that occurred during the period covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, Summer’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1A. Risk Factors

There have been no material changes pertaining to risk factors that were contained in the Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 25, 2009, and amended by Amendment No. I, filed on April 30, 2009.

ITEM 4.  Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Shareholders was held on June 10, 2009.  There was one matter presented to shareholders for a vote; total shares voted were 11,560,485, and the results of the voting were as follows:

1.               Election of directors - to elect three directors to serve for three years, with terms expiring in 2012:

Steve Gibree — Votes for:      10,924,203; votes withheld 636,282

Martin Fogelman — Votes for:  8,802,303; votes withheld 2,758,182

Richard Wenz — Votes for:  9,478,181; votes withheld 2,082,314

Each individual was, therefore, elected to the Board of Directors to serve three-year terms.

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

Summer Infant, Inc.

August 11, 2009

/s/ Jason Macari
Jason Macari
Chief Executive Officer

August 11, 2009

/s/ Joseph Driscoll
Joseph Driscoll
Chief Financial Officer