Form 10-K/A
period 2008-12-31
Summer Infant, Inc.
filed 2009-08-18
CIK 1314772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the fiscal year ended December 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 001-33346

SUMMER INFANT, INC.

Delaware	20-1994619
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

1275 Park East Drive, Woonsocket, Rhode Island	02895
(Address of Principal Executive Offices)	(Zip Code)

(401) 671-6550
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Exchange on which registered
Common Stock, Par Value $.0001	Nasdaq Capital Market
Warrants to Purchase Common Stock	Nasdaq Capital Market
Units consisting of Common Stock and Two Warrants	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐  NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐  NO ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒   NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer,” large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Explanatory Note

This second amendment on Form 10-K/A (the “Amendment”) amends our annual report for the fiscal year ended December 31, 2008 originally filed with the Securities and Exchange Commission (“SEC”) on March 25, 2009 as amended by that first amendment on Form 10-K/A filed with the SEC on April 30, 2009 (as amended, the “Original Report”). We are filing this amendment primarily in response to comment letters received from the SEC dated May 21, 2009 and June 30, 2009.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are also filing new certifications by the Company’s Principal Executive Officer and Principal Financial Officer as exhibits to this Form 10-K/A under Item 15. Exhibits and Financial Statement Schedules. No other information in the Original Report, other than as set forth below, is amended hereby. Except for the foregoing, the Amendment speaks as of the filing date of the Original Report and does not update or discuss any other Company developments after the date of the Original Report.

The only changes to the text from the Form 10-K are as follows:

1)  To delete the reference on the cover page to incorporation by reference to certain portions of the definitive proxy statement;

2)  To revise the introductory language in the risk factors section to make clear that all of the risk factors listed are all of the risk factors known to the Company;

3)  To include in Item 5 of Part II the historical stock prices for each of the four quarters for the fiscal year ended December 31, 2007;

4)  To confirm in the subsection entitled “Issuer Repurchases of Equity Securities” of Item 5 of Part II that all of the warrants outstanding expired on April 20, 2009;

5)  To delete the words “In general” from the subsection entitled “Revenue Recognition” of Item 5 of Part II in order to clarify how the Company records revenue;

6)  The Non-GAAP discussion in Management’s Discussion and Analysis was revised (1) to clarify that the performance measure that the Company used was Adjusted EBITDA and (2) to delete the reference to how the Company uses EBITDA and (3) to remove the reference to minority interests in net income of affiliates as something that is not contained in the Adjusted EBITDA calculation;

7)  In the section entitled  “Evaluation of Disclosure Controls and Procedures” was revised to remove redundant language relating to the effectiveness of the Company’s controls and procedures;

8)  To add three paragraphs at the end of the Annual Incentive Bonus section in Item 11 of Part III to provide additional information on EBITDA targets and the bonus payments;

9)  To add one paragraph at the end of the Long-Term Incentive Awards section in Item 11 of Part III to provide additional information on the status of the Company’s plans for long term incentives going forward;

10)  To add a new section entitled “Role of Compensation Consultants and Benchmarking to Item 11 of Part III to provide additional information on compensation information that the compensation committee received during the year and how it is used;

11)  To clarify in the final paragraph of the Compensation of Other Named Executive Officers section in Item 11 of Part III to provide additional information on how the company utilizes benchmarking data;

12)  To include in Section 7 entitled Stock Options to the Notes to Consolidated Financial Statements to include the weighted-average grant date fair value of options granted during the year ended December 31, 2007;

13)  To update the list of Exhibits required by Item 601 of Regulation S-K; and

14)  To update Exhibits 31.1 and 31.2 to ensure that they comply with Item 601(b)(31) of Regulation S-K.

INDEX TO FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains, in addition to historical information, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in such statements. We caution investors that actual results or business conditions may differ materially from those projected or suggested in forward-looking statements as a result of various factors including, but not limited to, the risk factors described below. We cannot assure you that we have identified all the factors that create uncertainties. Readers should not place undue reliance on forward-looking statements.

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

Effective upon closing, the Company changed its name to Summer Infant, Inc. and SII changed its name to Summer Infant (USA), Inc. Thus, the Company is now a holding company called Summer Infant, Inc. operating though its wholly-owned subsidiaries, Summer Infant (USA), Inc., Summer Infant Europe, Limited, Summer Infant Canada, Ltd. (“SIC”) and Summer Infant Asia, Ltd.

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

We maintain through SIE a sales, marketing and distribution office in England, which services the United Kingdom and other parts of Europe. SIE’s largest customers are Mothercare, Toys R Us, Argos, and Tesco. In 2008, Summer Infant (USA), including international sales managed out of the U.S., accounted for approximately 90% of revenue, SIC accounted for approximately 4%, and SIE accounted for approximately 6%.

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

New product development teams have also been established to enter several new categories in 2008 and 2009. One team is focused on play yards, swings, high chairs and other “baby gear” categories. The other team is focused on the infant soft goods market comprised mainly of bedding, blankets, home furnishings, layette and soft bath products.

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

Regulatory Matters

We obtain all necessary regulatory agency approvals for each of our products. In the U.S., these approvals may include, among others, one or more of the Consumer Product Safety Commission (“CPSC”), the American Society of Test Methods (“ASTM”), the Juvenile Products Manufacturing Association (“JPMA”), the Federal Communications Commission (“FCC”) and the Food and Drug Administration (“FDA”). We conduct our own internal testing, which utilizes a “foreseeable use and abuse” testing method and is designed to subject each product to the “worst case scenario.” Our products are also frequently tested by independent government certified labs.

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

A number of large, retail customers account for a majority of our net sales. Customers that generated more than 10% of net sales for the year ended December 31, 2008 were Toys R Us (48% of net sales), and Target (10% of net sales). Because of the concentration of our business with these customers, and because we have no long term contracts with these customers, our success depends on our customers’ willingness to purchase and provide shelf space for our products. An adverse change in our relationship with any of our large customers or a change in the financial viability of any of these customers could adversely affect our results of operations and financial condition.

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

In addition, if our operations continue to grow in a manner consistent with our historical growth rates, it will be necessary for us to attract and retain additional qualified personnel. The market for qualified and talented product development personnel in the consumer goods market, and the juvenile health, safety and wellness products market specifically is intensely competitive. If we are unable to attract or retain qualified personnel as needed, the growth of our operations could be slowed or hampered. However, we believe that Summer Infant’s compensation including salary, performance-based bonuses, and stock award programs provides incentives that are competitive within our industry.

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

In particular, in 2008, our suppliers based in China faced significant additional costs, as a result of raw materials shortages, the further strengthening of the Chinese currency (“RMB”) versus the US dollar, rising labor rates and increases in energy prices. While we anticipate being able to pass on some portion of these increased costs to our customers, continued cost pressures on our suppliers will inevitably be passed on to us

Increases in the cost of materials or labor used to manufacture our products could decrease our profitability and therefore negatively impact our business and financial condition.

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

Because we sell infant and juvenile health, safety and wellness products to consumers, we face product liability risks relating to the use of our products. We also must comply with a variety of product safety and product testing regulations. If we face a product liability claim or fail to comply with these regulations, we may be subject to costly litigations, damage awards, fines or settlement costs that exceed our insurance coverage. We also would incur significant costs in connection with any product recall requirements. Even if a product liability claim is without merit, the claim could harm our reputation and divert management’s attention and resources from our business.

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

•                  diversion of management’s attention could impair their ability to effectively manage our business operations; and

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

Our board of directors has authority, without action or vote of our stockholders in most cases, to issue all or a part of our authorized but unissued shares. These stock issuances could be made at a price that reflects a discount from the then-current trading price of our common stock. In addition, to raise capital, we may need to issue securities that are convertible into or exchangeable for a significant amount of our common stock. These issuances would dilute current shareholders’ ownership percentage which would have the effect of reducing their influence on matters on which stockholders vote, and could dilute the book value of Summer Infant common stock. Stockholders may incur additional dilution if holders of stock options, whether currently outstanding or subsequently granted, exercise their options, or if warrant holders exercise their warrants to purchase shares of Summer Infant common stock.

As a “thinly-traded” stock, large sales can place downward pressure on our stock price.

Our common stock experiences periods when it could be considered “thinly traded.” Finance transactions resulting in a large amount of newly issued shares that become readily tradable, or other events that cause current stockholders to sell shares, could place downward pressure on the trading price of our stock. In addition, the lack of a robust resale market may require a stockholder to sell a large number of shares in increments over time to mitigate any adverse impact of the sales on the market price of our stock.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

On March 7, 2007, our common stock, warrants and units commenced listing on the Nasdaq Capital Market under the symbols “SUMR”, “SUMRW” and “SUMRU”, respectively.

On March 17, 2008, we announced that effective March 28, 2008, the units will be separated into its component securities, consisting of one share of common stock and two warrants. As a result, beginning on March 28, 2008, the units ceased trading.

The high and low closing prices for our common stock as reported on the Nasdaq Capital Market for the periods indicated below were as follows:

	High	Low
Fiscal Year Ended December 31, 2007
First Quarter	$5.25	$4.98
Second Quarter	$5.44	$4.73
Third Quarter	$5.30	$4.06
Fourth Quarter	$5.50	$4.14
Fiscal Year Ended December 31, 2008
First Quarter	$4.90	$3.67
Second Quarter	$4.80	$3.84
Third Quarter	$4.79	$3.76
Fourth Quarter	$4.50	$2.10

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

Issuer Repurchases of Equity Securities

On October 9, 2007, we made a tender offer to all holders of our warrants to repurchase each warrant for $1.00. The tender offer expired on November 8, 2007. The total number of warrants purchased in the tender offer was 14,766,047. All of the warrants which remained after the tender offer expired on April 20, 2009.

Item 6.  Selected Consolidated Financial Data

N/A

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollar amounts in thousands, except share and per share data)

The information contained in this section has been derived from our consolidated financial statements and should be read together with our consolidated financial statements and related notes included elsewhere in this filing.

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

If we were to acquire one or more companies as part of our growth strategy, we would face various challenges such as the integration of the acquired companies’ product lines, employees, marketing requirements and information systems. Ongoing infrastructure investment also may be required to support realized growth, including expenditures with respect to upgraded and expanded information systems and enhancing our management team.

Sales

Our revenues are primarily derived from the sale of juvenile health, safety and wellness products and are recognized upon transfer of title of product to our customers. Our products are marketed through several distribution channels including chain retailers, specialty retailers and direct to consumers.

A number of large, retail customers account a majority of our net sales. Customers that generated more than 10% of net sales for the year ended December 31, 2008 were Toys R Us (48% of such net sales), and Target (10% of such net sales). Because of the concentration of our business with these customers, and because we have no long term contracts with these customers, our success depends on our customers’ willingness to purchase and provide shelf space for our products.

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

In particular, in 2008, our suppliers based in China faced significant additional costs, as a result of raw materials shortages, the further strengthening of the Chinese currency (“RMB”) versus the US dollar, rising labor rates and increases in energy prices. Additionally, Chinese suppliers were impacted by Government imposed reductions on tax refunds. While we anticipate being able to pass on some portion of these increased costs to our customers, continued cost pressures on our suppliers will inevitably be passed on to us; although recently we have experienced some stabilization with our orient suppliers.

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

Revenue recognition

We follow the guidance of the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin 104 for revenue recognition. We record revenue when all of the following occur: persuasive evidence of an arrangement exists, product delivery has occurred, the sales price to the customer is fixed or determinable and collectability is reasonably assured. Sales are recorded net of provisions for returns and allowances, product placement fees, customer discounts and other sales related discounts. We base our estimates for discounts, returns and allowances on negotiated customer terms and historical experience. These estimates are subject to variability, as actual deductions taken by customers may be different from the estimates recorded.

Sales incentives or other consideration given by us to customers that are considered adjustments of the selling price of its products, such as allowances and product placement fees, are reflected as reductions of revenue. Sales incentives and other consideration that represent costs incurred by us for assets or services received, such as the appearance of our products in a customer’s national circular ad, are reflected as selling and marketing expenses in the accompanying statements of income.

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

Long-lived assets have been reviewed for impairment based on Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement requires that an impairment loss be recognized whenever the carrying value of an asset exceeds the sum of the undiscounted cash flows expected to result from the use and eventful disposition of that asset, excluding future interest costs the entity would recognize as an expense when incurred. Goodwill and other intangible assets have been reviewed for impairment based on SFAS No. 142, “Goodwill and Other Intangible Assets.” Under this Statement, goodwill and other intangible assets that have indefinite useful lives are not amortized, but rather tested at least annually for impairment. The Company’s management reviews for indicators that might suggest an impairment loss could exist. Testing for impairment requires estimates of expected cash flows to be generated from the use of the assets. Various uncertainties, including changes in consumer preference, deterioration in the political environment, continued adverse conditions in the capital markets or changes in general economic conditions, could impact the expected cash flows to be generated by an asset or group of assets. Intangible assets that have finite useful lives are amortized over their useful lives.

Allowance for doubtful accounts.

The allowance for doubtful accounts represents adjustments to customer trade accounts receivable for amounts deemed uncollectible. The allowance for doubtful accounts reduces gross trade receivables to their estimated net realizable value. The Company’s allowance is based on managements’ assessment of the business environment, customers’ financial condition, historical trends, customer payment practices, receivable aging and customer disputes. The Company will continue to proactively review its credit risks and adjust its customer terms to reflect the current environment.

Income taxes

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109.” FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, we had no unrecognized tax benefits.

Deferred income tax assets are adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence; it is “more-likely-than-not” such benefits will be realized. We recognize interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses.

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

Summer and its subsidiaries, Summer Infant (USA), Inc., Summer Infant Europe Limited, Summer Infant Asia Limited and Summer Infant Canada, Limited are the borrowers under the Loan Agreement. These credit facilities replaced Summer’s prior line of credit and are being used principally to fund growth opportunities and for working capital purposes.

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

Non-GAAP Discussion

In addition to our GAAP results, we also disclose non-GAAP measures of our performance. Adjusted EBITDA, as defined below, is an important supplemental financial measure of our performance that is not required by, or presented in accordance with, GAAP. As used herein, “Adjusted EBITDA” represents net income (loss) before income taxes, interest expense, and depreciation and amortization and non-cash stock option expense. We believe that the presentation of Adjusted EBITDA provides useful information regarding our results of operations because it assists in analyzing and benchmarking the performance and value of our business. We believe that Adjusted EBITDA is useful to stockholders as a measure of comparative operating performance, as it is less susceptible to variances in actual performance resulting from depreciation and amortization and more reflective of changes in pricing decisions, cost controls and other factors that affect operating performance.

Adjusted EBITDA also is used by our management for multiple purposes, including:

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

Although we use Adjusted EBITDA as a financial measure to assess the performance of our business, there are material limitations to using a measure such as Adjusted EBITDA, including the difficulty associated with using it as the sole measure to compare the results of one company to another and the inability to analyze significant items that directly affect a company’s net income (loss) or operating income because it does not include certain material costs, such as interest and taxes, necessary to operate its business. In addition, our calculation of Adjusted EBITDA may not be consistent with similarly titled measures of other companies and should be viewed in conjunction with measures that are computed in accordance with GAAP. Our management compensates for these limitations in considering Adjusted EBITDA in conjunction with its analysis of other GAAP financial measures, such as net income (loss).

The following table presents a reconciliation of Adjusted EBITDA to net income, its most directly comparable GAAP financial measure, on a historical basis, for the periods presented:

Reconciliation of Income before interest to unaudited Adjusted EBITDA

	Year Ended December 31
	2008	2007
	(In Thousands)
Income before interest	$9,339	$5,963
Plus: depreciation and amortization	2,903	1,378
Plus: litigation and deal related expenses	214	305
Plus: non-cash stock option expense	360	376
Adjusted EBITDA, as defined	$12,816	$8,022

The increase in Adjusted EBITDA for the past year has been primarily the result of the sales increases that have occurred. Sales increased from $80,500,000 in 2007 to $132,369,000 in 2008.

For the years ended December 31, 2008 and 2007, “Adjusted EBITDA”, as defined, includes the addition of certain litigation and deal-related expenses that we believe to be nonrecurring.

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

In February 2008, the FASB issued Staff Position (“FSP”) No. 157-1 and FSP No. FSP 157-2. FSP No. 157-1 removes certain leasing transactions from the scope of SFAS No. 157. FSP No. 157-2 partially defers the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities that are recognized at fair value on a nonrecurring basis. Under FSP No. 157-2, the effective date for non-financial assets and liabilities that are recognized at the fair value on a nonrecurring basis will be for fiscal years beginning after November 15, 2008. FSP No. 157-2 is effective for the Company of January 1, 2009. The Company is assessing the potential impact of adopting FSP No. 157-2, but does not believe that the adoption will have a significant impact on the Company’s consolidated financial statements.

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

Item 9A(T)  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this Annual report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2008. Our principal executive officer and principal financial officer have concluded, based on their evaluation, that as of the end of the period covered by this report, our disclosure controls and procedures were effective as of December 31, 2008.

(b) Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rule 13a-15(f) under the Exchange Act, internal control over financial reporting is a process designed by, or under the supervision of , a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. It includes those policies and procedures that:

a)             Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of a company;

b)            Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of a company are being made only in accordance with authorizations of management and the board of directors of the company; and

c)             Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or deposition of a company’s assets that could have a material effect on its financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management has used the criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has selected the COSO framework for its evaluation as it is a control framework recognized by the SEC and the Public Company Accounting Oversight Board, that is free from bias, permits reasonably consistent qualitative and quantitative measurement of the Company’s internal controls, is sufficiently complete so that relevant controls are not omitted, and is relevant to an evaluation of internal controls over financial reporting.

Based on our assessment, management has concluded that our internal control over financial reporting, based on criteria established in “Internal Control-Integrated Framework” issued by COSO was effective as of December 31, 2008 and for the year then ended.

The annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only our management’s report in this annual report.

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

Item 11. Executive Compensation

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

The EBITDA target for 2008 was $13.8 million (after deducting incentive compensation) on a pro forma basis (which incorporates a full 12 months of results of the companies acquired by Summer during 2008).  The company was able to fund $700,000 of bonus payments for 2008 and still meet the $13.8 million target.  The actual payout by person is dependent upon the Company achieving its EBITDA targets and the achievement of personal goals.

The target bonus payouts are 50% of salary for Jason Macari and Steve Gibree and 30% of salary for Joseph Driscoll.

The named executive officers earned bonuses in 2008 that were below their target percentages.  The bonus determination for 2008 was based on Company performance (specifically EBITDA) plus individual achievements.  The company is formalizing its bonus programs in 2009 so that there is even greater structure around the computation and payment of bonuses.

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

The Company is still formalizing how long term incentive awards will be handled going forward.  In 2008 there was not a formal process in place for administering long term incentives and there were no grants of long term incentive awards in 2008.  The Company is actively working on preparing a more formal plan for 2009.

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

Evaluation of Chief Executive Officer Compensation and Executive Performance

Role of Compensation Consultants and Benchmarking

Over the past year, the Company assessed the effectiveness of its compensation structure and, as part of this process, the Company has obtained a compensation study from HR Xpress, Inc. (“HR Xpress”). The most recent study was obtained on May 16, 2008 for the purpose of evaluating the competitiveness of the Company’s executive compensation. The HR Xpress study included comparisons against a peer group consisting of the following companies, which were chosen because of their relation in size to the Company and their geographic location:

Buxton Company	CR Bard, Inc.
Hasbro, Inc.	FGX
Kenney Manufacturing	The Moore Company
North Safety Products	Princess House
Reed & Barton	Sperian
Swaroski, Inc.	Vectrix, Inc.

HR Xpress’ review covered all key components of these companies’ compensation, including base and incentive pay, benefit and pay practices. The compensation committee has had the discretion to determine how the HR Xpress data should be used and has chosen to use the data as a point of reference and only one factor in assisting it with evaluating the effectiveness and fairness of its executive compensation structure and pay levels as the compensation committee.  While these benchmarks represent useful guidelines, the compensation committee exercises discretion in setting individual executive pay so that it appropriately reflects and addresses the relative complexity of the executive’s role within the organization, the value and contributions of each executive, as well as the executive’s leadership, commitment to our values, potential for advancement, and internal pay equity considerations.  The compensation committee has not used the data to target executive officer compensation against the peer company compensation.

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

In addition to approving adjustments to Mr. Macari’s base salary, at its February 2008 meeting, the compensation committee approved a merit increase to raise the base salaries of the Company’s other named executive officers, effective on March 1, 2008, as follows: Steve Gibree, $240,000 and Joseph Driscoll, $200,000. In its analysis of the other named executive officers, the compensation committee applied the same rationale to this group as it applied when considering the chief executive officer’s base salary. While the compensation committee does not wholly base its compensation decisions on benchmarking against certain peer groups it does in part use the information received with respect to compensation paid to employees of companies in its peer group as one factor in determining the compensation that is paid to the Company’s employees.

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

The following table describes the compensation awarded to the Chief Executive Officer, the EVP of Product Development, and the Chief Financial Officer in 2008 and 2007 (the “named executive officers”):

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)	(1) Bonus ($)	(2) Option Awards ($)	All Other Compensation ($)		Total ($)

Jason Macari	2008	$347,596	$140,000	—	$19,849	(3)	$507,445
Chief Executive Officer	2007	$275,000	$137,500	—	$229,996	(3)	$648,496

Steve Gibree	2008	$235,769	$84,000	$56,950	$17,034	(4)	$393,663
EVP of Product Development	2007	$220,000	$110,000	$99,663	$37,268	(4)	$466,931

Joseph Driscoll	2008	$189,566	$50,000	$56,950	$4,600	(5)	$301,116
Chief Financial Officer	2007	$170,000	$92,500	$99,663	$3,269	(5)	$365,432

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Ownership of Summer Infant, Inc. Common Stock

The following table sets forth information regarding the beneficial ownership of our common stock as of April 27, 2009 by:

•                  each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•                  each of our current executive officers and directors; and

•                  all our current executive officers and directors as a group

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership (2)(3)	Percent of Common Stock (3)
5% Stockholders

Pine River Capital Management L.P.(6) 601 Carlson Parkway Suite 330 Minnetonka, MN 55305	1,374,986	8.9%

Directors and Named Executive Officers

Jason Macari	3,484,503	22.6%
Steven Gibree	708,952	4.6%
Joseph Driscoll	142,500	*
Myra Hart	32,000	*
Martin Fogelman	32,000	*
Robert Stebenne	32,000	*
Richard Wenz	32,000	*

Directors and officers as a group (7 persons)	4,463,955	29.0%

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

(3)           May include shares underlying warrants that expired as of April 20, 2009. The total also includes vested restricted shares, in addition to the following number of shares that can be acquired through stock option exercises through August 5, 2009 as follows:

Directors and Named Executive Officers	Options Exercisable through August 5, 2009
Mr. Macari	77,500
Mr. Gibree	133,750
Ms. Hart	30,000
Mr. Fogelman	30,000
Mr. Stebenne	30,000
Mr. Wenz	30,000
Mr. Driscoll	132,500

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

•             Audit Fees were for professional services rendered for the audit of our annual consolidated financial statements and review of consolidated financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

•      Audit-Related Fees were for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.”

•      Tax Fees were for professional services rendered for federal, state and international tax compliance, tax advice and tax planning.

•      All Other Fees were for services other than the services reported above and include agreed-upon procedures in 2008.

•                  Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

•                     The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with the pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

Summer Infant, Inc. And Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Summer Infant, Inc.

We have audited the accompanying consolidated balance sheets of Summer Infant, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

We were not engaged to examine management’s assertion about the effectiveness of Summer Infant’s internal control over financial reporting as of December 31, 2008 included in the “Management’s Report on Internal Control Over Financial Reporting” and, accordingly, we do not express an opinion thereon.

/s/ MCGLADREY & PULLEN, LLP
New York, New York March 24, 2009

Summer Infant, Inc. and Subsidiaries

Consolidated Balance Sheets

Note that all dollar amounts presented in the table below are in thousands of U.S. dollars, except share amounts and par value per share.

	December 31, 2008	December 31, 2007
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$988	$1,771
Trade Receivables, net of allowance for doubtful accounts of $335 and $124 at December 31, 2008 and 2007, respectively	29,358	21,245
Inventory	30,882	19,327
Prepaids and Other Current Assets	1,495	970
Deferred Tax Assets	602	134
TOTAL CURRENT ASSETS	63,325	43,447
Property and Equipment, net	11,212	9,279
Goodwill	40,452	30,820
Other Intangible Assets, net	15,130	9,463
Other Assets, net	416	216
TOTAL ASSETS	$130,535	$93,225

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Line of Credit and Current Portion of Long-Term Debt	$1,654	17,856
Accounts Payable and Accrued Expenses	23,045	17,574
TOTAL CURRENT LIABILITIES	24,699	35,430
Long-term Debt, less current portion	42,277	3,977
Deferred Tax Liabilities	1,348	548
TOTAL LIABILITIES	68,324	39,955
STOCKHOLDERS’ EQUITY
Common Stock $.0001 par value, issued and outstanding 15,055,782 and 13,907,892 at December 31, 2008 and 2007, respectively	1	1
Additional Paid-in Capital	54,095	49,078
Retained Earnings	8,997	4,095
Accumulated Other Comprehensive Income (Loss)	(882)	96
TOTAL STOCKHOLDERS’ EQUITY	62,211	53,270
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$130,535	$93,225

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

(a)                                  Includes non-cash stock option compensation expense of $360 and $376 for the years ended December 31, 2008, and December 31, 2007, respectively. Also includes deal-related fees of $214 for the year ended December 31, 2008.

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

See notes to consolidated financial statements

Summer Infant, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2008 and 2007

Note that all dollar amounts presented in the attached table are in thousands of U.S. dollars.

	Commons Stock		Additional Paid in	Retained	Accumulated Comprehensive	Comprehensive	Total Stockholders
	Shares	Amount	Capital	Earnings	Income (Loss)	Income	Equity
Balance at December 31, 2006	11,200,000	$1	$50,461	$980			$51,442
Acquisition of Summer Infant, Inc.	3,916,667		20,182				20,182
Redemption of shares	(1,208,775)		(6,883)				(6,883)
Redemption of warrants			(15,058)				(15,058)
Stock based compensation			376				376
Net income for the year				3,115		$3,115
Foreign currency translation adjustment					$96	96
Total comprehensive income						$3,211	3,211
Balance at December 31, 2007	13,907,892	$1	$49,078	$4,095	$96		$53,270
Acquisition of Basic Comfort	450,000		1,778				1,778
Acquisition of Kiddopotamus	697,890		2,879				2,879
Stock based compensation			360				360
Net income for the year				4,902		4,902
Foreign currency translation adjustment					(978)	(978)
Total comprehensive income						$3,924	3,924
Balance at December 31, 2008	15,055,782	$1	$54,095	$8,997	$(882)		$62,211

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

At the closing of the acquisition, the Summer stockholders received from the Company an aggregate of $20,000,000 cash and 3,916,667 shares of Company common stock (“Transaction Shares”). The Summer stockholders also will be entitled to receive up to an additional aggregate of 2,500,000 shares of Company common stock (“Contingent Shares”) in the event that the last sales price of Company common stock is equal to or exceeds $8.50 on any twenty (20) trading days during any thirty (30) consecutive trading day period commencing on the three-month anniversary of the closing of the acquisition and ending on April 20, 2009. The Summer stockholders also are entitled to receive cash payments equal to 50% of the difference between actual EBITDA (as defined in the Acquisition Agreement) for the years ended or ending December 31, 2006, 2007 and 2008 and prescribed EBITDA benchmarks for each of those years of $4,200,000, $10,000,000 and $15,000,000 respectively. These cash payments shall not exceed $5,000,000 in the aggregate for the three years. No amounts were earned for the years ended December 31, 2008 and 2007.

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

On November 7, 2008, Summer Infant (USA), Inc. created a wholly-owned subsidiary called Summer Infant Canada, Ltd. (“SIC”).

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

It is the Company’s policy to prepare its financial statements on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of its wholly-owned subsidiaries.

All significant intercompany accounts and transactions have been eliminated in the consolidation.

Revenue Recognition

The Company follows the guidance of the Securities and Exchange Commission’ (“SEC”) Staff Accounting Bulletin 104 for revenue recognition. In general, the Company records revenue when all of the following occur: persuasive evidence of an arrangement exists, product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. Sales are recorded net of provisions for returns and allowances, customer discounts, and other sales related discounts. The Company bases its estimates for discounts, returns and allowances on negotiated customer terms and historical experience. Customers do not have the right to return products unless the products are defective. The Company records a reduction of sales for estimated future defective product deductions based on historical experience.

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

Trade Receivables

Trade receivables are reported at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts. The Company estimates doubtful accounts based on historical bad debts, factors related to specific customers’ ability to pay and current economic trends. The Company writes off accounts receivable against the allowance when a balance is determined to be uncollectible.

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

Basic Comfort Acquisition

On March 31, 2008, through Summer (USA), the Company acquired substantially all of the assets of Basic Comfort, Inc. (“Basic”), a leading manufacturer and supplier of infant comfort and safety products, including infant sleep positioners, infant head supports and portable changing pads. The acquisition price was approximately $4,700,000 in cash and 450,000 shares of unregistered Summer common stock (which were valued at $1,777,500 using the March 31, 2008 closing price of $3.95). The cash portion of the purchase price was funded through borrowings under the Company’s credit facility. A portion of the common stock issued at closing was deposited into escrow to secure the post-closing indemnification obligations of the Basic stockholders. The owners of Basic can receive additional payments based on the achievement of certain EBITDA targets for the year ended March 31, 2009.

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

Income taxes

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109.” FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, the Company had no unrecognized tax benefits.

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

Translation of Foreign Currencies

The assets and liabilities of the Company’s European and Asian operations have been translated into U.S. dollars at year-end exchange rates. All assets and liabilities of the Company’s foreign affiliates are translated into U.S. dollars at the exchange rate in effect at the end of the year and the income and expense accounts of these affiliates have been translated at average rates prevailing during each respective year. Resulting translation adjustments are made to a separate component of stockholders’ equity within accumulated other comprehensive income (loss).

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

Net Income Per Share

Basic earnings per share for the Company is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. The shares used in computing diluted earnings per share include 0 equivalent shares from warrants since they were anti-dilutive in both years ended December 31, 2008 and 2007. Options to purchase 999,200, and 1,055,000 shares of the Company’s common stock were not included in the calculation, due to the fact that these options were anti-dilutive for the years ended December 31, 2008, and 2007.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, and accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Effective January 1, 2008, the Company adopted SFAS 157 for its financial assets and liabilities. The adoption of SFAS 157 did not have a material impact on the Company’s financial position or results of operations.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Non-controlling Interests in Consolidated Financial Statements-An Amendment to Accounting Research Bulletin (“ARB”) No. 51”, or SFAS No. 160. This statement amends ARB No. 51, “Consolidated Financial Statements”, to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS No. 141(R). In addition, SFAS No. 160 also includes expanded disclosure requirements regarding interests of the parent and its non-

controlling interest. The provisions of SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company will adopt this statement, as applicable, on January 1, 2009.

In February 2008, the FASB issued Staff Position (“FSP”) No. 157-1 and FSP No. FSP 157-2. FSP No. 157-1 removes certain leasing transactions from the scope of SFAS No. 157. FSP No. 157-2 partially defers the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities that are recognized at fair value on a nonrecurring basis. Under FSP No. 157-2, the effective date for non-financial assets and liabilities that are recognized at the fair value on a nonrecurring basis will be for fiscal years beginning after November 15, 2008. FSP No. 157-2 is effective for the Company of January 1, 2009. The Company is assessing the potential impact of adopting FSP No. 157-2, but does not believe that the adoption will have a significant impact on the Company’s consolidated financial statements.

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

Certain items as of and for the year ended December 31, 2007 have been reclassified to conform with the current year presentation.

2. PROPERTY AND EQUIPMENT

Property and equipment, at cost, consist of the following:

	December		Depreciation/ Amortization
	2008	2007	Period
	(In Thousands)
Computer	$1,463	$758	5 years
Tools and dies and Prototypes	7,608	4,503	1-5 years
Building	4,156	4,213	30 years
Other	1,526	749	various
	14,753	10,233
Less accumulated depreciation	3,541	944
Property and Equipment, net	$11,212	$9,279

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

The change in goodwill during the years ended December 31, 2007 and 2008, respectively was as follows (in thousands):

Balance at December 31, 2006	$—
Acquisition of Summer Infant, Inc.	30,820
Balance at December 31, 2007	30,820
Acquisition of Basic Comfort	4,769
Acquisition of Kiddopotamus	4,850
Other additions	13
Balance at December 31, 2008	$40,452

Intangible assets

Intangible assets consist of the following:

	December 31,		Amortization
	2008	2007	Period
	(In Thousands)
Brand Names	$10,900	$8,400	Indefinite
Patents and Licenses	1,300	1,300	5 years
Customer Lists	1,543	—	Indefinite
Other Intangibles	1,949	—	5-10 years
	15,692	9,700
Less: Accumulated Amortization	(562)	(237)
Intangible Assets, net	$15,130	$9,463

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

At December 31, 2007, there was $17,591,000 outstanding on the Company’s prior line of credit facility.

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

6. INCOME TAXES

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

7. STOCK OPTIONS

The Company has granted stock options under its 2006 Performance Equity Plan (“2006 Plan”). Under the 2006 Plan, awards may be granted to participants in the form of Non-Qualified Stock Options, Incentive Stock Options, Restricted Stock, Deferred Stock, Stock Reload Options and other stock-based awards. Subject to the provisions of the plan, awards may be granted to employees, officers, directors, advisors and consultants who are deemed to have rendered or are able to render significant services to us or our subsidiaries and who are deemed to have contributed or to have the potential to contribute to our success. As discussed in Note 1, Summary of Significant Accounting Policies—New Accounting Pronouncements, effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R), using the modified prospective transition method. The adoption of SFAS 123(R) resulted in share-based compensation expense for the years ended December 31, 2008 and 2007 of $360,000 and $376,000, respectively. Stock based compensation expense is included in selling, general and administrative expenses.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Because the Company’s common shares have only traded publicly since April 2005, expected volatility for the year ended December 31, 2008 is estimated based on an arithmetic average of the volatility of four publicly-traded companies that operate in Summer’s industry or sell into similar markets. Summer has insufficient history by which to estimate the expected term of the options, but used an estimate for grants of “plain vanilla” stock options based on a formula prescribed by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107. Because Summer’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

The following table summarizes the assumptions used for options granted during the year ended December 31, 2007. There were no option grants during the year ended December 31, 2008.

Expected life (in years)	3.5 to 5.5
Risk-free interest rate	4.50% and 4.75%
Volatility	25.0%
Dividend yield	0

The weighted-average grant date fair value of options granted during the year ended December 31, 2007 of $1.55 per share which totals $1,665,010 for the 1,074,200 options granted during such period.

A summary of the status of the Company’s options as of December 31, 2008 and changes during the year then ended is presented below:

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

8. WARRANTS

The Company had 18,400,000 redeemable common stock purchase warrants (the “Warrants”) outstanding at December 31, 2006. Each Warrant entitles the holder to purchase one share of common stock at an exercise price of $5.00 per share. The Warrants expire in April 2009. The Warrants are redeemable at a price of $0.01 per Warrant, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period. In November, 2007, the Company completed a tender offer to all warrant holders to purchase each warrant for $1.00. The total number of warrants tendered was 14,766,047. The Company used a combination of cash on hand plus amounts available under its line of credit to fund the tender offer. The amount paid to the warrant holders who tendered their warrants was charged to additional paid-in capital. At December 31, 2008, total warrants outstanding were 3,633,953.

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

10. PROFIT SHARING PLAN

Summer Infant (USA), Inc maintains a defined contribution salary deferral plan (the Plan) under Section 401(k) of the Internal Revenue Code. All employees who meet the Plan’s eligibility requirements can participate. Employees may elect to make contributions up to 25% of their compensation. In 2007, the Company adopted a matching plan which was funded throughout the year. For the years ended December 31, 2008 and 2007, the Company recorded 401(k) matching expense of $116,000 and $68,000, respectively.

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

Summer Infant (USA) entered into a two-year lease for office space under a non-cancellable operating lease agreement expiring July 2010. The company is obligated to pay insurance as part of the lease. Monthly payments for the initial year are approximately $15,000, and escalate to approximately $15,545 through the second year. Summer (USA) has the option to renew this lease for one additional period of two years under the same terms and conditions.

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

Employment Contracts

In accordance with UK and EU law, SIE has employment contracts with all employees. In connection with these contracts, SIE is required to fund the individual pension contributions of certain employees at varying rates from 5% to 10% of the employee’s annual salary, as part of their total compensation package. These pension contributions are expensed as incurred. There are no termination benefit provisions in these contracts.

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 18th day of August 2009.

SUMMER INFANT, INC.
By:	/s/ Jason Macari
Jason Macari Chief Executive Officer (Principal Executive Officer)
By:	/s/ Joseph Driscoll
Joseph Driscoll Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jason Macari	Director and Chief Executive Officer (Principal Executive Officer)	August 18, 2009
Jason Macari

/s/ Joseph Driscoll	Chief Financial Officer (Principal Financial and Accounting Officer)	August 18, 2009
Joseph Driscoll

/s/ Steven Gibree	Executive Vice President of Product Development and Director	August 18, 2009
Steven Gibree

/s/ Martin Fogelman	Director	August 18, 2009
Martin Fogelman

/s/ Robert Stebenne	Director	August 18, 2009
Robert Stebenne

/s/ Richard Wenz	Director	August 18, 2009
Richard Wenz

Exhibits.

Exhibit	Description
2.1

Agreement and Plans of Reorganization dated as of September 1, 2006, by and among KBL Healthcare Acquisition Corp. II, and its wholly owned subsidiary, SII Acquisition Corp. (“Acquisition Sub”), Summer Infant,  Inc. (“SII”), Summer Infant Europe, Limited (“SIE”) and Summer Infant Asia, Ltd. (“SIA” and, collectively, with SII and SIE, the “Targets”) and the stockholders of the Targets (1)

2.2	Warranty Deed dated March 1, 2007 (2)

3.1	Amended and Restated Certificate of Incorporation (3)

3.2	Bylaws (3)

4.1	Specimen Common Stock Certificate (3)

4.2	Specimen Warrant Certificate (3)

4.3	Warrant Agreement (4)

10.1	Revolving Credit Agreement by and among Bank of America, N.A. and Summer Infant, Inc., Et al, dated April 10, 2008 (7)

10.2*	Amendment to Revolving Credit Agreement by and among Bank of America, N.A. and Summer Infant, Inc., Et al, dated June 30, 2008.

103	Construction Loan Agreement by and between the Bank of America, N.A. and Faith Realty, LLC dated December 21, 2006(2)

10.4	Secured Promissory Note made by Faith Realty in favor of Bank of America, N.A.(2)

10.5	Open-End Mortgage and Security Agreement by and between Faith Realty, LLC and Bank of America, N.A. dated December 21, 2006(2)

10.6	Collateral Assignment of Leases and Rents made by Faith Realty, LLC in favor of Bank of America, N.A. dated December 21, 2006(2)

10.7	Assignment of Project Contracts made by Faith Realty, LLC in favor of Bank of America, N.A. dated December 21, 2006(2)

10.8	Assumption and Modification Agreement by and among Faith Realty, LLC, Summer Infant, Inc., and Bank of America, N.A. dated March 6, 2007(2)

10.9

Revolving Credit Agreement by and among Bank of America, N.A. and Summer Infant, Inc., Summer Infant Europe Limited, and Summer Infant Asia Limited dated July 19, 2005, as amended on December 29, 2005, April 30, 2006, July 31 2006, and December 21, 2006(2)

10.10

Amendment to Revolving Credit Agreement dated January 30, 2008 by and among Bank of America, N.A. and Summer Infant, Inc., Summer Infant Europe Limited, and Summer Infant Asia Limited dated July 19, 2005, as amended. (5)

10.11	Security Agreement by and between Summer Infant, Inc. and Bank of America, N.A. dated July 19, 2005(2)

10.12	Deed of Guarantee and Debenture between Summer Infant Europe Limited and Bank of America, N.A. dated October 28, 2005 (2)

10.13	Acquisition agreement by and between Kiddopotamus and Company and Summer Infant, Inc., dated April 18, 2008 (6)

10.14	Registration Rights Agreement, dated as f April 18, 2008, by and among Summer Infant, Inc. and J. Chris Snedeker and Kristen Peterson Snedeker (6)

10.15	Voting Agreement (1)

10.16	Escrow Agreement (1)

10.17	Registration Rights Agreement by and among the Company and Jason Macari and Steven Gibree (1)

10.18**	Dr. Marlene Krauss Employment Agreement (1)

10.19**	Jason Macari Employment Agreement (1)

10.20**	Steven Gibree Employment Agreement (1)

10.21**	Joseph Driscoll Employment Agreement (1)

10.22**	2006 Performance Equity Plan (1)

10.23	Distribution and License Agreement by and between The Blanket Factory Ltd. and Summer Infant, Inc. dated February 9, 2007 (2)

21.1	List of Subsidiaries (5)

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

*	Filed herewith

**	Management contract or compensatory plan or arrangement

(1)	Incorporated by reference to Annex A of the Definitive Proxy Statement (No. 000-51228), filed February 13, 2007

(2)	Incorporated by reference to the Current Report on Form 8-K filed March 12, 2007

(3)	Incorporated by reference to the Form 8-A filed March 6, 2007

(4)	Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-122988) filed February 25, 2005

(5)	Incorporated by reference to the Annual Report on Form 10-K filed March 27, 2008

(6)	Incorporated by reference to the Current Report on Form 8-K filed April 18, 2008

(7)	Incorporated by reference to the Quarterly Report on Form 10-Q filed May 12, 2008