Form 10-Q/A
period 2009-03-31
Summer Infant, Inc.
filed 2009-08-18
CIK 1314772

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

Explanatory Note

This first amendment on Form 10-Q/A (the “Amendment”) amends our quarterly report for the quarter ended March 31, 2009 originally filed with the Securities and Exchange Commission (“SEC”) on May 14, 2009 (the “Original Report”).  We are filing this amendment primarily to respond to comment letters received from the SEC dated May 21, 2009 and June 30, 2009.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are also filing new certifications by the Company’s Principal Executive Officer and Principal Financial Officer as exhibits to this Form 10-Q/A under Item 15. Exhibits and Financial Statement Schedules. No other information in the Original Report, other than as set forth below, is amended hereby. Except for the foregoing, the Amendment speaks as of the filing date of the Original Report and does not update or discuss any other Company developments after the date of the Original Report.

The only changes to the text from the Form 10-Q are as follows:

1)  The Non-GAAP discussion in Management’s Discussion and Analysis was revised to clarify that the performance measure that the Company used was Adjusted EBITDA;

2)  In the section entitled  “Evaluation of Disclosure Controls and Procedures” was revised to remove redundant language relating to the effectiveness of the Company’s controls and procedures; and

3)  We have added as exhibits conformed copies of the Purchase and Sale Agreement and the Lease relating to the Company’s headquarters that were disclosed in the Current Report on Form 8-K filed with the SEC on March 27, 2009.

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

Non-GAAP Discussion

In addition to its GAAP results, Summer considers non-GAAP measures of its performance. Adjusted EBITDA, as defined below, is an important supplemental financial measure of Summer’s performance that is not required by, or presented in accordance with, GAAP. As used herein, “Adjusted EBITDA” represents net income (loss) before income taxes, interest expense, non-cash stock option expense, and depreciation and amortization. Summer’s management uses Adjusted EBITDA as a financial measure to assess the ability of its assets to generate cash sufficient to pay interest on its indebtedness, meet capital expenditure and working capital requirements, and otherwise meet its obligations as they become due. Summer’s management believes that the presentation of Adjusted EBITDA provides useful information regarding Summer’s results of operations because they assist in analyzing and benchmarking the performance and value of Summer’s business. Summer believes that Adjusted EBITDA is useful to stockholders as a measure of comparative operating performance, as it is less susceptible to variances in actual performance resulting from depreciation and amortization and more reflective of changes in pricing decisions, cost controls and other factors that affect operating performance.

Adjusted EBITDA also is used by Summer’s management for multiple purposes, including:

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

In addition, Adjusted EBITDA is an important valuation tool used by potential investors when assessing the relative performance of a company in comparison to other companies in the same industry. Although Summer uses Adjusted EBITDA as a financial measure to assess the performance of its business, there are material limitations to using a measure such as Adjusted EBITDA, including the difficulty associated with using it as the sole measure to compare the results of one company to another and the inability to analyze significant items that directly affect a company’s net income or operating income because it does not include certain material costs, such as interest and taxes, necessary to operate its business. In addition, Summer’s calculation of Adjusted EBITDA may not be consistent with similarly titled measures of other companies and should be viewed in conjunction with measures that are computed in accordance with GAAP. Summer’s management compensates for these limitations in considering Adjusted EBITDA in conjunction with its analysis of other GAAP financial measures, such as net income.

The following table presents a reconciliation of the Summer Adjusted EBITDA to net income, its most directly comparable GAAP financial measure, on a historical basis, for the periods presented:

Reconciliation of unaudited Adjusted EBITDA to Net Income (in thousands of dollars):

	Three Months Ended March 31
	2009	2008
Net income	$403	$1,004
Income taxes	173	662
Non cash stock option expense	365	90
Interest expense	421	382
Depreciation and amortization	1,001	471
Adjusted EBITDA, as defined	$2,363	$2,609

ITEM 4T.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as of March 31, 2009.  Our principal executive officer and principal financial officer have concluded, based on their evaluation, that as of the end of the period covered by this report, our controls and procedures were effective as of March 31, 2009.

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

Summer Infant, Inc.

August 18, 2009

/s/ Jason Macari
Jason Macari
Chief Executive Officer

August 18, 2009

/s/ Joseph Driscoll
Joseph Driscoll
Chief Financial Officer

ITEM 6.                      Exhibits

Exhibit	Description

2.1*	Purchase and Sale Agreement dated March 24, 2009 between Summer Infant (USA), Inc. (“Summer (USA)”) and Faith Realty II, LLC (“Faith Realty”)

2.2*	Lease Agreement dated March 24, 2009 between Summer (USA) and Faith Realty

31.1*	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Jason Macari, Chief Executive Officer of Summer Infant, Inc., pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Joseph Driscoll, Chief Financial Officer of Summer Infant, Inc., pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  Filed herewith