Form 10-Q/A
period 2009-06-30
Summer Infant, Inc.
filed 2009-09-01
CIK 1314772

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.  Yes ☒   No ☐ .

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

Large accelerated filer☐	Accelerated filer☐

Non-accelerated filer☐	Smaller reporting company☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes☐   No ☒

As of July 15, 2009, there were 15,392,782 shares outstanding (including unvested restricted shares) of the registrant’s Common Stock, $.0001 par value per share.

Explanatory Note

This first amendment on Form 10-Q/A (the “Amendment”) amends our quarterly report for the quarter ended June 30, 2009 originally filed with the Securities and Exchange Commission (“SEC”) on August 11, 2009 (the “Original Report”).  We are filing this amendment to respond to comment letter received from the SEC dated August 20, 2009.

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

The only changes to the text from the Form 10-Q is to clarify that the performance measure that the Company used in the Non-GAAP discussion in Management’s Discussion and Analysis was Adjusted EBITDA.

Summer Infant, Inc.

Form 10Q

		Page Number
Part 1.	Financial Information

Item 1.	Condensed Consolidated Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets June 30, 2009 (unaudited) and December 31, 2008	3

	Condensed Consolidated Statements of Income for the three and six months ended June 30, 2009 and 2008 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2008 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	N/A

Item 4T.	Controls and Procedures	27

Part II.	Other Information	28

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Funds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits

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

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “ Goodwill and Other Intangible assets  “(SFAS No. 142”). The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (R). FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and is effective for the Company January 1, 2009.  The adoption of this pronouncement did not have a material impact on the Company’s financial position or results of operations.

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

The following table presents a reconciliation of the Summer Adjusted EBITDA to net income, its most directly comparable GAAP financial measure, on a historical basis, for the periods presented:

Reconciliation of unaudited Adjusted EBITDA to Net Income (in $000’s) :

	Six Months Ended June 30
	2009	2008

Net income	$2,046	$2,330

Income taxes	877	1,495

Non-cash stock option expense	499	180

Non-capitalizable deal-related fees	—	214

Interest expense	896	967

Depreciation and amortization	2,029	1,125

Adjusted EBITDA, as defined	$6,347	$6,311

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

Summer Infant, Inc.

September 1, 2009

/s/ Jason Macari
Jason Macari
Chief Executive Officer

September 1, 2009

/s/ Joseph Driscoll
Joseph Driscoll
Chief Financial Officer