Form 10-Q
period 2009-09-30
Summer Infant, Inc.
filed 2009-11-12
CIK 1314772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15d of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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

As of October 15, 2009, there were 15,598,957 shares outstanding (including unvested restricted shares) of the registrant’s Common Stock, $.0001 par value per share.

Summer Infant, Inc.

Form 10Q

		Page Number
Part 1.	Financial Information

Item 1.	Condensed Consolidated Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets at September 30, 2009 (unaudited) and December 31, 2008 (as restated)	3

	Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2009 and 2008 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and 2008 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	N/A

Item 4T.	Controls and Procedures	22

Part II.	Other Information	23

Item 1.	Legal Proceedings
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Funds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits	23

Signatures		24

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

Note that all dollar amounts presented in the table below are in thousands of US dollars, except share amounts.

	September 30, 2009	December 31, 2008
	Unaudited	Restated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,715	$988
Trade receivables, net of allowance for doubtful accounts	34,758	29,358
Inventory	28,702	30,882
Prepaids and other current assets	1,381	1,495
Deferred tax assets	942	1,005
TOTAL CURRENT ASSETS	68,498	63,728
Property and equipment, net	11,294	11,212
Goodwill	45,051	40,452
Other intangible assets, net	15,681	15,130
Other assets	242	416
TOTAL ASSETS	$140,766	$130,938

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$25,882	$23,045
Current portion of long-term debt	3,507	1,654
TOTAL CURRENT LIABILITIES	29,389	24,699
Long-term debt, less current portion	35,578	42,277
Other liabilities	7,081	1,150
Deferred tax liabilities	1,348	1,348
TOTAL LIABILITIES	$73,396	$69,474

COMMITMENTS AND CONTINGENCIES (note 4)

STOCKHOLDERS’ EQUITY
Common Stock $.0001 par value, issued and outstanding 15,598,957 and 15,055,782 shares, respectively	1	1
Additional paid-in capital	55,188	54,095
Retained earnings	12,251	8,250
Accumulated other comprehensive loss	(70)	(882)
TOTAL STOCKHOLDERS’ EQUITY	67,370	61,464
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$140,766	$130,938

See notes to condensed consolidated financial statements

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

Note that all dollar amounts presented below are in thousands of US dollars except, per share amounts.

	Unaudited		Unaudited
	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008

Net revenues	$40,984	$35,575	$114,194	$97,982
Cost of goods sold	26,080	23,109	74,016	63,263
Gross profit	14,904	12,466	40,178	34,719
Selling, general and administrative expenses (a)	11,879	9,537	33,334	26,998
operating income	3,025	2,929	6,844	7,721
Interest expense, net	(232)	(506)	(1,128)	(1,473)
Income before provision for income taxes	2,793	2,423	5,716	6,248
Income tax expense	838	817	1,715	2,312
NET INCOME	$1,955	$1,606	$4,001	$3,936

NET INCOME PER SHARE- BASIC	$0.13	$0.11	$0.26	$0.27
Weighted average shares outstanding - basic	15,319,546	15,055,782	15,198,042	14,627,137

NET INCOME PER SHARE - DILUTED	$0.12	$0.11	$0.26	$0.27
Weighted average shares outstanding- diluted	16,009,543	15,055,782	15,607,590	14,627,137

See notes to condensed consolidated financial statements.

(a) Includes non-cash stock compensation expense of $632 and $270 for the nine months ended September 30, 2009 and 2008, respectively, and $133 and $90 for the three months ended September 30, 2009 and 2008, respectively.  The total also includes non-capitalizable deal-related costs of $215 and $214 for the nine months ended September 30, 2009 and 2008, respectively.

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Note that all dollar amounts presented in the table below are in thousands of US dollars except share amounts.

	Unaudited
	For the nine months ended
	September 30, 2009	September 30, 2008

Cash flows from operating activities:
Net income	$4,001	$3,936
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	3,043	1,866
Non-cash stock option expense	632	270
Deferred taxes	63	(243)
Change in fair value of interest rate swap	(211)	—
Changes in assets and liabilities net of effects of acquisition:
Increase in accounts receivable	(5,555)	(4,489)
(Increase) decrease in inventory	3,703	(7,020)
Increase (decrease) in accounts payable and accrued expenses	838	3,083
Decrease in prepaids and other current assets	139	85
(Increase) decrease in other assets	27	(26)
Net cash provided by (used in) operating activities	6,680	(2,538)
Cash flows from investing activities:
Acquisitions of property and equipment	(2,633)	(2,273)
Acquisitions, net of cash acquired	(74)	(16,586)
Net cash used in investing activities	(2,707)	(18,859)
Cash flows from financing activities:
Net borrowings (repayments) on debt and other long-term liabilities	(6,156)	21,467
Proceeds from sale leaseback of building	3,903	—
Net cash provided by (used in) financing activities	(2,253)	21,467
Effect of exchange rate changes on cash and cash equivalents	7	(390)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,727	(320)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	988	1,771
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,715	$1,451
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,263	$1,373
Cash paid for income taxes	$541	$1,721
Non cash investing and financing activities:
Issuance of common stock in conjunction with the acquisition of Basic Comfort, Inc., Kiddopotamus & Co., (2008) and Butterfly Living (2009)	$461	$4,657
New capital lease obligations	$271	$322

SUMMER INFANT, INC.  AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.                         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying interim condensed consolidated financial statements of Summer Infant, Inc. (the “Company”) are unaudited, but in the opinion of management, reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results for the interim periods. Accordingly, they do not include all information and notes required by generally accepted accounting principles for complete financial statements. The results of operations for interim periods are not necessarily indicative of results to be expected for the entire fiscal year or any other period. The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These interim consolidated financial statements should be read in conjunction with the Company’s restated consolidated financial statements and notes for the year ended December 31, 2008 filed on Form 10-K/A. Company's previously issued financial statements for the fourth quarter and full year 2008 should no longer be relied upon because they contain errors under accounting principles generally accepted in the United States relating to accounting for interest rate swap agreements.

All significant intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements.

Restatement

In 2007 and 2008 the Company entered into various interest rate swap agreements that are required by the Company’s loan agreement with Bank of America.  The interest rate swaps are used to hedge against potential increases in interest rates by locking in a portion of the outstanding debt at a fixed rate.  The fair value of the swaps was determined to be immaterial from the inception of the swaps until the fourth quarter of 2008. During the fourth quarter of 2008, the fair value declined due to the dislocation in the financial markets, but this was not recorded by the Company. In addition, the Company concluded the swaps do not qualify for hedge accounting treatment. Therefore, the Company has restated its 2008 results to record an increase in net liabilities and a reduction of stockholders’ equity (through an after-tax charge in the income statement) of approximately $0.7 million, which reflects the reduced fair value of the swaps at December 31, 2008.  This reduced stockholders’ equity from $62.2 million to $61.5 million at December 31, 2008.  As long as the Company keeps these swaps in place until they terminate (as required by the bank), the fair value will be adjusted each quarter and will ultimately return to zero.  The restatement of 2008 fourth quarter and annual results has no impact on operating income, EBITDA or cash flow of the Company. The 2009 impact of the change in fair value of the interest rate swaps is recorded in the accompanying consolidated statement of income.

New Accounting Pronouncements

The FASB Accounting Standards Codification™ (Codification) is the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The adoption of the codification had no impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued new rules on noncontrolling interests in consolidated financial statements.  The relevant content addresses consolidation rules for noncontrolling interests. It applies to all entities that prepare consolidated financial statements, except for not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. The Company adopted the guidance in this topic as of January 1, 2009, with no material impact.

In March 2008, the FASB issued a pronouncement pertaining to disclosures about derivative instruments and hedging activities.  The relevant content enhances the disclosure requirements for derivative instruments and related hedged items accounted for under FASB ASC 815 and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  The Company adopted the guidance in this topic as of January 1, 2009, with no material impact. See significant accounting policies section for additional disclosures.

In December 2007, the FASB issued guidance on changes in the accounting for and reporting of business acquisitions. The objective is to provide consistency to the accounting and financial reporting of business combinations by using only one method, the purchase method. This Statement has been applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009 and has been applied to the 2009 acquisition discussed below.

The Company does not believe that any other recently issued, but not yet effective, accounting standards will have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

Fair Value Measurements

Effective January 1, 2008, we adopted the new standard regarding fair value which establishes a new framework for measuring fair value and expands related disclosures. Broadly, the framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The standard established a three-level valuation hierarchy based upon observable and non-observable inputs.

Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. Preference is given to observable inputs. These two types of inputs create the following fair value hierarchy:

Level 1 –	Quoted prices for identical instruments in active markets.

Level 2 –

        Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 –	Significant inputs to the valuation model are unobservable.

We maintain policies and procedures to value instruments using the best and most relevant data available. In addition, we utilize risk management resources that review valuation, including independent price validation.

The Company recognizes fair value swaps using Level 2 inputs; the fair value of the interest rate swaps as of September 30, 2009 and December 31, 2008 was a liability of $939,000 and $1,150,000, respectively.

In the third quarter of 2009, Company recorded an increase in fair value of its interest rate swap.  The effect was an increase in the fair value of the swaps of approximately $211,000, and a decrease in interest expense of $211,000.  The impact of the change in fair value during the first and second quarters of 2009 was not material.

We use derivatives for risk management purposes. As a matter of policy, we do not use derivatives for speculative purposes. This is a key requirement in our loan agreement to mitigate interest rate risk.

The notional amounts under the interest rate swap agreements total $20 million, which is approximately 53% of the Company’s total outstanding bank debt at September 30, 2009.

The following table provides information about the fair value of our derivatives, by contract type, identifying those derivatives not accounted for as hedges:

	At September 30, 2009	At December 31, 2008
	Fair value	Fair value
	Liabilities	Liabilities

Derivatives
Interest rate swap contracts	$939,000	$1,150,000

The above liability is classified in the caption “other liabilities” and the gains and losses are classified in “interest expense” in the accompanying financial statements since the swaps do not qualify for hedge accounting.

Income taxes.

The provision for income taxes is based on the Company’s estimated annualized effective tax rate for the year.

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, it is more likely than not such benefits will be realized.  Uncertain tax positions are recognized if they meet “more likely than not” criteria.  The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses.  No interest and penalties related to uncertain tax positions were accrued at September 30, 2009. The tax years 2005 through 2008 remain open to examination by the major taxing jurisdictions in which the Company operates. The Company expects no material changes to unrecognized tax positions within the next twelve months.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Net Income Per Share

Diluted earnings per share for the Company is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. The number of common shares outstanding includes 242,250 (including forfeitures) unvested restricted shares that were issued in the first quarter of 2009. The calculation of diluted earnings per share also includes 360,497 equivalent shares from stock options and 87,250 vested restricted shares using the treasury method in the shares outstanding.

In 2008, all outstanding stock options were excluded from earnings per share calculations due to the fact that these options were anti-dilutive.

2.                                     Acquisition

On July 17, 2009, the Company entered into an Asset Purchase Agreement (the “Acquisition Agreement”) to acquire Butterfly Living, LLC (“Butterfly”), under which the Company acquired certain assets and liabilities of Butterfly, an innovative manufacturer of infant cribs, headquartered in Pennsylvania.

The Company accounted for the acquisition under new guidance effective January 1, 2009.

Total purchase price recorded in connection with the acquisition was approximately $4.1 million, including approximately $3.6 million representing the estimated fair value of contingent consideration to be paid quarterly through 2013 based on the achievement of certain financial targets.  Approximately $74,000 was paid in cash upon closing.

The Company funded the cash portion of the total net purchase price from cash on hand. The total stock consideration of $461,000 was deposited in escrow to secure the post-closing indemnification obligations of the former Butterfly stockholders under the terms of the agreement.

The following table summarizes the estimated preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition of Butterfly by Summer (amounts in thousands of US dollars):

Inventory	$1,147
Other Intangible Assets	812
Goodwill	4,599
Accounts Payable and accrued liabilities assumed	(2,452)
Total purchase consideration	$4,106

The Company has made a preliminary allocation of the excess purchase price to a specific intangible asset (customer list); this allocation was based on an initial analysis of the various intangible assets being acquired by Summer.  The Company is in the process of finalizing its allocation and expects to retrospectively adjust its allocation in the fourth quarter of 2009.

The estimated earn-out liability was calculated using a discount rate of 3.27% to discount the $4 million potential future liability to a present value of $3.8 million, then reduced for certain closing adjustments.  Management has concluded that the full $4 million earn out should be recorded at this time (net of present value) based upon current sales generated by Butterfly products as well as projections of future business.

Management believes the pro forma  impact of the acquisition is not material.

3.                         DEBT

Credit Facilities

On April 10, 2008, the Company entered into two three-year secured credit facilities (the “Loan Agreement”) with Bank of America, N.A., as Administrative Agent, and each of the financial institutions as signatory to the Loan Agreement.  The Loan Agreement provides for a $36,000,000 working capital revolving credit facility and a $10,000,000 non-restoring acquisition credit facility.  The credit facilities mature on June 30, 2011.  The Company and its subsidiaries, Summer Infant (USA), Inc., Summer Infant Europe Limited, Summer Infant Asia Limited and Summer Infant Canada, Limited are the borrowers under this Loan Agreement.

The Company’s ability to borrow under the Loan Agreement is subject to its ongoing compliance with a  number of financial and other covenants, including the following: (i) that  the Company and its subsidiaries maintain a net worth of $50,000,000 plus the  sum of 50% of net income  earned in each fiscal year, (ii) that the Company and its subsidiaries maintain a ratio of total funded debt  to EBITDA, as defined, of not greater than 3.50:1.00, and (iii) that the Company and  its subsidiaries maintain a ratio of operating cash flow  to debt service of not less than 1.25:1.00.  Furthermore, if the Company’s ratio of total funded debt to EBITDA, as defined, is greater than 3.25:1.00 for any fiscal year, the aggregate amount that may be borrowed under the Loan Agreement will be determined by reference to a borrowing base.  The Company is in compliance with all covenants as of September 30, 2009.

As part of the loan agreement Summer Infant was required to enter into two swap agreements.  Summer was also required to pay down approximately $158,086 per month on the acquisition loan beginning in May 2009.

Swap #1 Effective Notional amount $10,000,000 has a fixed rate of 2.92% plus 150 basis points (based on the effective spread with the bank); this swap terminates in November 2010.

Swap #2 Effective Notional amount $6,000,000 has a fixed rate of 3.5% plus 150 basis points (based on the effective spread with the bank); this swap terminates in April 2011.

In addition, Summer Infant in June of 2007 entered into a $4,000,000 construction loan for the corporate offices located in Woonsocket, RI that was repaid as a part of the sale/leaseback transaction in March 2009.  Surviving this transaction was a swap agreement tied to the original construction loan. This swap agreement was folded into the Revolving Credit Facility, whereby a portion of the outstanding balance of the Revolving Credit Facility is fixed at 7.06%.  Summer will continue to pay the fixed rate was 7.06% interest per month based upon the amortization schedule agreed to at the loan origination until the swap contract terminates in June 2012. (See Note 3)

The Loan Agreement also contains customary events of default, including a cross default provision and a change of control provision.  In the event of a default, all of the obligations of the Company and its subsidiaries under the loan Agreement may be declared immediately due and payable.   For certain events of default relating to insolvency and receivership, all outstanding obligations become due and payable.

4.                         SALE — LEASEBACK

On March 24, 2009 the Company entered into a definitive agreement with Faith Realty II, LLC, a Rhode Island limited liability company (“Faith Realty”) (the members of which are Jason Macari, the current Chairman of the board of Directors and Chief Executive Officer of the Company, and his spouse), pursuant to which Faith Realty purchased the corporate headquarters of the Company located at 1275 Park East Drive, Woonsocket, Rhode Island (the “Headquarters”), for $4,052,500 and subsequently leased the Headquarters back to Summer USA for an annual rent of $390,000 during the initial seven year term of the lease, payable monthly and in advance.  The lease will expire on the seventh anniversary of its commencement unless an option period is exercised by Summer USA.  At that time, Summer USA will have the opportunity to extend the lease for one additional period of five years.  If Summer USA elects to extend the term of the lease for an additional five years, the annual rent for the first two years of the extension term shall be equal to $429,000 and for the final three years of the extension term shall be equal to $468,000.  In addition, during the first six months of the last lease year of the initial term of the lease, Summer USA has the option to repurchase the Headquarters for $4,457,750 (110% of the initial sale price).  With the majority of the proceeds of the sale of the headquarters Summer USA paid off the construction loan relating to the Headquarters.  Mr. Macari has given a personal guarantee to secure the Faith Realty debt on its mortgage; therefore, due to his continuing involvement in the building transaction and the Company’s option to repurchase the building, the building remains on the books of the Company and the transaction has been recognized as a financing lease, with no gain.  In the first quarter of 2009 the Company recorded a finance obligation under Other Liabilities of $3,902,000 in regards to this transaction, of which $8,000 was recorded as a current liability.  This obligation is reduced each month (along with a charge to interest expense) as the rent payment is made to Faith Realty.

On February 25, 2009, the Company’s board of Directors (with Mr. Macari and Mr. Gibree abstaining from such action) approved the sale leaseback transaction.  In connection therewith, the board granted a potential waiver, to the extent necessary, if at all, of the conflict of interest provisions of the Company’s Model code of Ethics, effective upon execution of definitive agreements within the parameters approved by the Board.  In connection with granting such potential waiver, the Board of Directors engaged independent counsel to review the sale leaseback transaction and an independent appraiser to ascertain (i) the value of the Headquarters and (ii) the market rent for the Headquarters.  In reaching its conclusion that the sale leaseback transaction are fair to the Company, the Board of Directors considered a number of factors, including Summer USA’s ability to repurchase the headquarters at 110% of the initial sale price at the end of the initial term.

In addition, the Company’s Audit Committee approved the sale leaseback transaction (as a related party transaction) and the potential waiver and recommended the matter to a vote of the entire Board of Directors (which approved the transaction).

5.                          COMMITMENTS AND CONTINGENCIES

Litigation

The Company is a party to routine litigation and administrative complaints incidental to its business.  Management does not believe that the resolution of any or all of such routine litigation and administrative complaints is likely to have a material adverse effect on the Company’s financial condition or results of operations.

6.                          STOCK OPTIONS AND RESTRICTED SHARES

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

The Company accounts for stock compensation by recognizing in the income statement the fair value of the stock option at the date of grant over the vesting period.  Stock compensation expense for the three and nine months ended September 30, 2009 was approximately $133,000 and $632,000, respectively.  As of September 30, 2009, there were 2,010,800 stock options outstanding.  In addition, there were 349,000 restricted shares issued to employees during the nine months ended September 30, 2009 of which 87,250 are vested. The key assumptions used in the Black-Scholes valuation for the options granted in 2009 were as follows:

Expected life	-	4 years
Volatility	-	35%
Discount rate	-	2.49%

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

Summary of critical accounting policies and estimates

The Company’s critical accounting policies are disclosed in the Company’s Annual Report on Form 10-K.  There have been no material changes to these policies during 2009, except for the adoption of new guidance regarding business combinations which was applicable to the Butterfly Living acquisition. This summary of critical accounting policies of Summer is presented to assist in understanding Summer’s consolidated financial statements. The consolidated financial statements and notes are representations of Summer’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the consolidated financial statements.

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

•                     New geographies (international expansion); and

•                     New product categories

•                     Acquisitions

Summer has been able to grow its annual revenues by over $100,000,000 over the past seven years through a combination of all of the above factors. Each year it has been able to expand the number of products into its main distribution channel, mass merchant retailers, and has also added new customers each year. Therefore, even without new product introductions, Summer could grow its business by simply selling more of its existing product line to existing and new customers.

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

Summer intends to pursue additional potential acquisition candidates to obtain new innovative products, new product categories, new retail customers or new sales territories.  There are approximately 400 active juvenile product companies, of which approximately 300 have less than $10,000,000 in sales. In addition, there are various product categories that Summer does not currently compete in, including car seats, strollers, walkers, and other categories. Summer may look to develop its own products in these categories or attempt to gain entrance into these categories through acquisitions.

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

Revenues

Summer’s revenues are primarily derived from the sale of juvenile health, safety and wellness products and are recognized upon transfer of title of product to Summer’s customers. Summer’s products are marketed through several distribution channels including chain retailers, specialty retailers and direct to consumers.

Approximately 95% of revenues are currently made to customers in North America, with the remaining 5% made to customers in the UK. Sales are made utilizing standard credit terms of 30 to 90 days. Summer generally accept returns only for defective merchandise.

Cost of goods sold and other expenses

Summer’s products are manufactured by third parties, with approximately 80-85% of the dollar value of products being manufactured in China and the majority of the balance being manufactured in Massachusetts. Cost of goods sold primarily represents purchases of finished products from these third party manufacturers. The remainder of Summer’s cost of goods sold includes tooling depreciation, freight-in from suppliers and miscellaneous charges from contract manufacturers. Substantially all of Summer’s purchases are made in US dollars, therefore, most of this activity is not subject to currency fluctuations. If Summer’s suppliers experience increased raw materials, labor or other costs and pass along such cost increases through higher prices for finished goods, Summer’s costs of sales would increase, and to the extent we are unable to pass such price increases along to Summer’s customers, Summer’s gross margins would decrease.

Selling, general and administrative expenses primarily consist of payroll, insurance, professional fees, royalties, freight-out to customers, product development costs, advertising and marketing expenses (including co-op advertising allowances as negotiated with certain customers) and sales commissions. Several of these items fluctuate with sales, some based on sales to particular customers and others based on sales of particular products.

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

Results of Operations

Summer Infant and Subsidiaries

Consolidated Statements of Income

For the Three and Nine Months Ending September 30, 2009 and 2008

(In thousands)

	Three Months Ended Sept. 30, 2009		Three Months Ended Sept. 30, 2008		Nine Months Ended Sept. 30, 2009		Nine Months Ended Sept. 30, 2008
	(unaudited)		(unaudited)		(unaudited)		(unaudited)
Net Revenues	$40,984	100.0%	$35,575	100.0%	$114,194	100.0%	$97,982	100.0%
Cost of goods sold	26,080	63.6%	23,109	65.0%	74,016	64.8%	63,263	64.6%
Gross profit	14,904	36.4%	12,466	35.0%	40,178	35.2%	34,719	35.4%

Selling, general and administrative expenses (excluding depreciation, amortization, deal fees and non-cash stock option expense)	10,517	25.7%	8,706	24.4%	29,444	25.8%	24,648	25.1%

Adjusted EBITDA(a)	$4,387	10.7%	$3,760	10.6%	$10,734	9.4%	$10,071	10.3%

(a)             See non-GAAP discussion below regarding the computation of Adjusted EBITDA.

Three months ended September 30, 2009 compared with three months ended September 30, 2008

Net revenues increased from $35,575,000 in the three months ended September 30, 2008 to $40,984,000 for the three months ended September 30, 2009, an increase of approximately 15%. This increase was primarily attributable to increased distribution of Summer’s products throughout Summer’s customer base, plus new product introductions.  Many of the significant customers of the Company showed year over year increases in revenues.

Gross profit increased from $12,466,000 for the three months ended September 30, 2008 to $14,904,000 for the three months ended September 30, 2009.  The gross profit as a percentage of revenues increased to 36.4% from 35.0% in the prior year.

Selling, general and administrative expenses increased from $8,706,000 for the three months ended September 30, 2008 to $10,517,000 for the three months ended September 30, 2009. This increase was primarily attributable to increases in headcount, higher variable selling expenses due to the increase in revenues, and costs associated with the opening of new distribution centers to support the increase in revenues.  Selling, general and administrative expenses increased to 25.7% of net revenues in the three months ended September 30, 2009 from 24.5% of net revenues in the three months ended September 30, 2008.

Adjusted EBITDA (as defined) increased from $3,760,000 for the three months ended September 30, 2008 to $4,387,000 for the three months ended September 30, 2009, an increase of approximately 17%. This increase was primarily attributable to the increased revenues and gross profit dollars as described above.

Nine months ended September 30, 2009 compared with nine months ended September 30, 2008

Net revenues increased from $97,982,000 in the nine months ended September 30, 2008 to $114,194,000 for the nine months ended September 30, 2009, a 17% increase. This sales increase was primarily attributable to increased distribution of Summer’s products throughout Summer’s customer base, plus new product introductions.  Increases were noted in most of the significant customers.  In addition, the year-to-date sales in 2009 includes nine months of activity for the products acquired from Kiddopotamus and Basic Comfort (businesses which were acquired in March and April of 2008), while the prior year numbers only include approximately six months of activity for these products, which accounts for approximately $5,900,000 of the year-to-date increase.

Gross profit increased from $34,719,000 for the nine months ended September 30, 2008 to $40,178,000 for the nine months ended September 30, 2009.  The gross profit as a percentage of revenues decreased to 35.2% from 35.4% in the prior year.  The decrease as a percentage of revenues is due to increased costs of finished goods from the Company’s vendors in Asia and the US.  The increase in these costs is due to increased raw material and labor costs, in addition to the devaluation of the US dollar relative to the Chinese RMB.

Selling, general and administrative expenses increased from $24,648,000 for the nine months ended September 30, 2008 to $29,444,000 for the nine months ended September 30, 2009. This increase was primarily attributable to increases in headcount, higher variable selling expenses due to the increase in revenues, and costs associated with the opening of new distribution centers to support the increase in revenues.  Selling, general and administrative expenses increased to 25.8% of net revenues in the nine months ended September 30, 2009 from 25.1% of net revenues in the nine months ended September 30, 2008.

Adjusted EBITDA increased from approximately $10,071,000 for the nine months ended September 30, 2008 to approximately $10,734,000 for the nine months ended September 30, 2009.

Liquidity and Capital Resources

Summer generally funds its operations and working capital needs through cash generated from operations and borrowings under its credit facilities.

Summer’s revenues have increased significantly over the past several years. For the year ended December 31, 2003, net revenues were $17,600,000. For the year ended December 31, 2008, net revenues exceeded $132,000,000. This growth has led to a substantial increase in working capital requirements, specifically accounts receivable and inventory. The typical cash flow cycle is as follows:

•                     Inventory is purchased to meet expected demand plus a safety stock. Because the majority of Summer’s vendors are based in Asia, inventory takes from four to six weeks to arrive from Asia to the various distribution points Summer maintains in the US and the UK. Payment terms for these vendors average 60 days from the date the product ships from Asia, therefore Summer is generally paying for the product a short time after it is physically received in the US. The increased sales Summer has experienced result in increased levels of inventory, and therefore an increase in the amount of cash required to fund its inventory level.

•                     Sales to customers generally have payment terms of 30 to 60 days. The increased sales have resulted in an increase in the level of accounts receivable, and therefore have increased the amount of cash required to fund working capital.

Summer has traditionally been able to fund its increased working capital through lines of credit with banks.

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

For the nine months ended September 30, 2009, net cash provided by operating activities was $6,680,000.  This was primarily due to the net income generated year to date, in addition to the reduction in inventory due to improved working capital management.

Net cash used in investing activities was $2,707,000, which primarily relates to cash paid for additions to property, plant and equipment.

Net cash used in financing activities was $2,253,000, which relates to the net reduction of bank debt in 2009 due to the positive cash flow generated by operations.

Based on the above factors, the net cash increase for the nine months ended September 30, 2009 was $1,727,000, resulting in a cash balance of $2,715,000 at September 30, 2009.

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

As part of the loan agreement Summer Infant was required to enter into two swap agreements.  Summer was also required to pay down approx. $158,086 per month on the acquisition loan beginning in May 2009.

Swap #1 Effective Notional amount $10,000,000 has a fixed rate of 2.92% plus 150 basis points (based on the effective spread with the bank); this swap terminates in November 2010.

Swap #2 Effective Notional amount $6,000,000 has a fixed rate of 3.5% plus 150 basis points (based on the effective spread with the bank); this swap terminates in April 2011.

In addition, Summer Infant in June of 2007 entered into a $4,000,000 construction loan for the corporate offices located in Woonsocket, RI that was paid off as a part of the sale/leaseback transaction in March of 2009.  Surviving this transaction was the swap agreement tied to the original construction loan. This swap agreement was folded into the Revolving Credit Facility, meaning that a portion of the outstanding balance of the Revolving Credit Facility is fixed at 7.06%.  Summer will continue to pay the fixed rate of 7.06% interest per month based upon the amortization schedule agreed to at the loan origination until the swap contract terminates in June 2012. Changes in fair value of the swaps are recorded through earnings as they did not qualify for hedge accounting.

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

The Company was in compliance with all covenants under its line of credit as of September 30, 2009.

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

Non-GAAP Discussion

In addition to its GAAP results, Summer considers non-GAAP measures of its performance. Adjusted EBITDA, as defined below, is an important supplemental financial measure of Summer’s performance that is not required by, or presented in accordance with, GAAP. As used herein, “Adjusted EBITDA” represents net income (loss) before income taxes, interest expense, non-capitalized deal related costs, non-cash stock option expense, and depreciation and amortization. Summer’s management uses Adjusted EBITDA as a financial measure to assess the ability of its assets to generate cash sufficient to pay interest on its indebtedness, meet capital expenditure and working capital requirements, and otherwise meet its obligations as they become due. Summer’s management believes that the presentation of Adjusted EBITDA provides useful information regarding Summer’s results of operations because they assist in analyzing and benchmarking the performance and value of Summer’s business. Summer believes that Adjusted EBITDA is useful to stockholders as a measure of comparative operating performance, as it is less susceptible to variances in actual performance resulting from depreciation and amortization and more reflective of changes in pricing decisions, cost controls and other factors that affect operating performance.

Adjusted EBITDA also is used by Summer’s management for multiple purposes, including:

•                     to calculate and support various coverage ratios with Summer’s lenders;

•                     to allow lenders to calculate total proceeds they are willing to loan to Summer based on its relative strength compared to other competitors; and

•                     to more accurately compare Summer’s operating performance from period-to-period and company-to-company by eliminating differences caused by variations in capital structures (which affect relative interest expense), tax positions and amortization of intangibles.

In addition, Adjusted EBITDA is an important valuation tool used by potential investors when assessing the relative performance of a company in comparison to other companies in the same industry. Although Summer uses Adjusted EBITDA as a financial measure to assess the performance of its business, there are material limitations to using a measure such as Adjusted EBITDA, including the difficulty associated with using it as the sole measure to compare the results of one company to another and the inability to analyze significant items that directly affect a company’s net income or operating income because it does not include certain material costs, such as interest, taxes, non-capitalized and deal related costs necessary to operate its business. In addition, Summer’s calculation of Adjusted EBITDA may not be consistent with similarly titled measures of other companies and should be viewed in conjunction with measures that are computed in accordance with GAAP. Summer’s management compensates for these limitations in considering Adjusted EBITDA in conjunction with its analysis of other GAAP financial measures, such as net income.

The following table presents a reconciliation of the Summer Adjusted EBITDA to net income, its most directly comparable GAAP financial measure, on a historical basis, for the periods presented:

Reconciliation of Net Income to Adjusted EBITDA (in $000’s):

	Nine Months Ended September 30
	2009	2008

Net income	$4,001	$3,936

Income taxes	1,715	2,312

Non-cash stock option expense	632	270

Non-capitalizable deal-related costs	215	214

Interest expense	1,128	1,473

Depreciation and amortization	3,043	1,866

Adjusted EBITDA, as defined	$10,734	$10,071

ITEM 4T.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report, Summer carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as of September 30, 2009. Summer’s Principal Executive Officer and Principal Financial Officer have concluded, based on their evaluation, that as of December 31, 2008 the Company’s controls and procedures relating to interest rate swaps were not effective due to the fact that we had misapplied generally accepted accounting principles related to the accounting for derivative liabilities.  At the time of entering into interest rate swap agreements in 2007 and 2008, the Company failed to fully account for and disclose the interest rate swaps.

We have restated our financial statements for the year ended December 31, 2008 in order to correct the accounting and are in the process of revising certain historical filings.

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

Summer Infant, Inc.

November 12, 2009

/s/ Jason Macari
Jason Macari
Chief Executive Officer

November 12, 2009

/s/ Joseph Driscoll
Joseph Driscoll
Chief Financial Officer