Form 10-K/A
period 2008-12-31
Summer Infant, Inc.
filed 2010-01-04
CIK 1314772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 3)

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

Explanatory Note

On November 2, 2009, we announced that certain of our previously issued financial statements for the fourth quarter and full year 2008 must be restated because they contain errors under accounting principles generally accepted in the United States relating to accounting for interest rate swap agreements. In 2007 and 2008 we entered into various interest rate swap agreements that are required by our loan agreement with Bank of America.  The fair value of the swaps approximated the stated value from the inception of the swaps until the fourth quarter of 2008. During the fourth quarter of 2008, the fair value of the swaps declined due to the dislocation in the financial markets, but this was not recorded by us. Therefore, we are restating our 2008 results to record an increase in net liabilities and a reduction of stockholders’ equity (through an after-tax charge in the income statement) of approximately $0.7 million, which reflects the reduced fair value of the swaps at December 31, 2008.  This will reduce stockholders’ equity from $62.2 million to $61.5 million at December 31, 2008.   We are filing this Amendment No. 3 (the “Amended Report”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (as amended from time to time  prior to the date hereof, the “Original Report”) in order to restate our 2008 financial statements to correct these errors in the Original Report and in the consolidated financial statements as of and for the year ended December 31, 2008 contained therein.

For the reasons discussed above, we are filing this Amended Report in order to amend Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 8 “Financial Statements and Supplementary Data,” Item 9A “Controls and Procedures,” and Item 15 “Exhibits, Financial Statement Schedules” of the Original Report to the extent necessary to reflect the adjustments discussed above and a few other minor revisions. The remaining Items of our Original Report are not amended hereby and are repeated herein only for the reader’s convenience.

In order to preserve the nature and character of the disclosures set forth in the Original Report, except as expressly noted above, this report speaks as of the date of the filing of the Original Report, March 25, 2009, as amended on April 30, 2009 and August 18, 2009, and we have not updated the disclosures in this report to speak as of a later date. All information contained in this Amended Report is subject to updating and supplementing as provided in our reports filed with the SEC subsequent to the date of the Original Report.

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

Results of Operations

Summer Infant, Inc. (formerly KBL Healthcare Acquisition Corp. II)

Consolidated Statements of Income

For the Years Ended December 31, 2008 and 2007

(In thousands)

	Year Ended December 31, 2008 (restated)	Year Ended December 31, 2007
Net sales	$132,369	$68,117
Cost of goods sold	85,514	42,356
Gross profit	46,855	25,761
Operating expenses (including interest)	39,575	20,968
Income tax expense(as restated)	1,976	1,678
Net income	$4,154	$3,115

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

To give the reader some additional information on the performance of the underlying Summer Infant operations, the following table represents the results of the Summer Infant operating company for the years ended December 31, 2008 and 2007. This table is being presented to give the reader more information about the underlying performance of the ongoing operating company, because KBL Healthcare had no operating business in 2007. The 2008 operating results include Kiddopotamus and Basic Comfort from their respective acquisition dates of April 18 th  and March 31 st , through December 31, 2008.

Summer Infant, Inc. and Subsidiaries

Consolidated Statements of Income

For the Years Ended December 31, 2008 and 2007

(In thousands)

	Year Ended December 31, 2008 (restated)		Year Ended December 31, 2007
Net sales	$132,369	100.0%	$80,517	100.0%
Cost of goods sold	85,514	64.6%	50,037	62.1%
Gross Profit	46,855	35.4%	30,480	37.9%
SG&A expenses(a)	34,039	25.7%	22,458	27.9%
EBITDA(b)	$12,816	9.7%	$8,022	10.0%

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

These credit facilities bear interest at a floating rate based on a spread over LIBOR ranging from 150 basis points to 200 basis points, depending upon the ratio of the Company’s total funded debt to EBITDA. As of December 31, 2008, the rate on these credit facilities ranged between 1.95% and 4.42%. In addition, these credit facilities have an unused line fee based on the unused amount of the credit facilities equal to 25 basis points. The Company has also entered into various interest swap agreements which fixes the interest rates on a portion of the outstanding debt.

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

	Year Ended December 31 (restated)
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

Item 9A(T)  Controls and Procedures

On November 2, 2009, we announced that certain of our previously issued financial statements must be restated because they contain errors under GAAP relating to accounting for interest rate swap agreements. We determined that the fair value of the swaps declined due to the dislocation in the financial markets, but this was not recorded by us. Therefore, as a result we are restating our 2008 results to record an increase in net liabilities and a reduction of stockholders’ equity (through an after-tax charge in the income statement) of approximately $0.7 million, which reflects the reduced fair value of the swaps at December 31, 2008. This will reduce stockholders’ equity from $62.2 million to $61.5 million at December 31, 2008. For a more detailed discussion regarding the restatements, see Note 2 to our consolidated financial statements included herein.

(a) Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this Annual report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2008. Our principal executive officer and principal financial officer have concluded, based on their evaluation, that as of the end of the period covered by this report, our disclosure controls and procedures were ineffective as of December 31, 2008. The Company had a deficiency as a result of not recording the fair value of its swap agreements in accordance with generally accepted accounting principles.

(b) Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rule 13a-15(f) under the Exchange Act, internal control over financial reporting is a process designed by, or under the supervision of , a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. It includes those policies and procedures that:

1)            Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of a company;

2)            Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of a company are being made only in accordance with authorizations of management and the board of directors of the company; and

3)            Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or deposition of a company’s assets that could have a material effect on its financial statements.

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

Management of the Company conducted an evaluation of the effectiveness, as of December 31, 2008, of the Company’s internal control over financial reporting based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on its evaluation under the COSO Framework, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2008.

Identification of a Material Weakness

A material weakness is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

In November 2009, it was determined that the Company’s method for calculating interest on its financing agreements, specifically the interest rate swaps and their fair value, were not correct as further described under (a) above, and the Company’s management has elected to restate the financial statements for 2008.

Remediation of a Material Weakness

The Company conducted an internal review of its accounting for interest rate swap transactions to ensure its accounting for the interest rate swaps are in accordance with Generally Accepted Accounting Principles. The Company believes that controls are in place at this time to ensure proper accounting of interest rate swaps.

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

(c) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Board of Directors

The following table sets forth certain information with respect to our Board of Directors, their principal occupations, ages, independence status, as determined in accordance with rules of the Nasdaq Stock Market, and periods of service on our Board of Directors.  Information regarding their ownership of shares of our common stock as of April 27, 2009 may be found at “ Security Ownership of Certain Beneficial Owners and Management .”

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

Our Board of Directors has determined that a majority of the members of our Board of Directors are independent directors under the rules of the Nasdaq Stock Market.  See “ Corporate Governance “ below.

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

Item 11.Executive Compensation

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

Plan Category	Number of Common Shares to Be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Common Shares Available for Future Issuance Under Equity Compensation Plans (1)
Equity compensation plansapproved by stockholders	999,200	$5.23	2,000,800
Equity compensation plans notapproved by stockholders
Total	999,200	$5.23	2,000,800

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

•              Audit Feeswere for professional services rendered for the audit of our annual consolidated financial statements and review of consolidated financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

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

As explained in note 2, the consolidated financial statements for 2008 have been restated.

We were not engaged to examine management’s assertion about the effectiveness of Summer Infant’s internal control over financial reporting as of December 31, 2008 included in the “Management’s Report on Internal Control Over Financial Reporting” and, accordingly, we do not express an opinion thereon.

/s/ MCGLADREY & PULLEN, LLP
New York, New York
March 24, 2009, except for note 2, for which the date is January 4, 2010

Summer Infant, Inc. and Subsidiaries

Consolidated Balance Sheets

Note that all dollar amounts presented in the table below are in thousands of U.S. dollars, except share amounts and par value per share.

	December 31, 2008 (restated)	December 31, 2007
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$988	$1,771
Trade Receivables, net of allowance for doubtful accounts of $335 and $124 at December 31, 2008 and 2007, respectively	29,358	21,245
Inventory	30,882	19,327
Prepaids and Other Current Assets	1,495	970
Deferred Tax Assets	602	134
TOTAL CURRENT ASSETS	63,325	43,447
Property and Equipment, net	11,212	9,279
Goodwill	40,452	30,820
Other Intangible Assets, net	15,130	9,463
Other Assets, net	416	216
TOTAL ASSETS	$130,535	$93,225

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Line of Credit and Current Portion of Long-Term Debt	$1,654	17,856
Accounts Payable and Accrued Expenses	23,045	17,574
TOTAL CURRENT LIABILITIES	24,699	35,430
Long-term Debt, less current portion	42,277	3,977
Other Liabilities	1,150	—
Deferred Tax Liabilities	946	548
TOTAL LIABILITIES	69,072	39,955
STOCKHOLDERS’ EQUITY
Common Stock $.0001 par value, issued and outstanding 15,055,782 and 13,907,892 at December 31, 2008 and 2007, respectively	1	1
Additional Paid-in Capital	54,095	49,078
Retained Earnings	8,249	4,095
Accumulated Other Comprehensive Income (Loss)	(882)	96
TOTAL STOCKHOLDERS’ EQUITY	61,463	53,270
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$130,535	$93,225

See notes to consolidated financial statements

Summer Infant, Inc. and Subsidiaries

Consolidated Statements of Income

Note that all dollar amounts presented in the table and the notes to the table below are in thousands of U.S. dollars, except share and per share amounts.

	For the year ended
	December 31, 2008 (restated)	December 31, 2007
Net revenues	$132,369	$68,117
Cost of goods sold	85,514	42,356
Gross profit	46,855	25,761
Selling, general and administrative expenses(a)	34,613	20,016
Depreciation and amortization	2,903	1,180
Net operating income	9,339	4,565
Interest income (expense), net	(3,209)	228
Income before provision for income taxes	6,130	4,793
Income tax expense	1,976	1,678
Net income	$4,154	$3,115
Net income per share basic	$0.28	$0.23
Weighted average shares outstanding basic	14,734,299	13,426,000
Net income per share diluted	$0.28	$0.23
Weighted average shares outstanding diluted	14,734,299	13,507,097

(a)                                  Includes non-cash stock option compensation expense of $360 and $376 for the years ended December 31, 2008, and December 31, 2007, respectively. Also includes deal-related fees of $214 for the year ended December 31, 2008.

See notes to consolidated financial statements

Summer Infant, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Note that all dollar amounts presented in the attached table are in thousands of U.S. dollars.

	For the year ended
	December 31, 2008 (restated)	December 31, 2007
Cash flows from operating activities:
Net income	$4,154	$3,115
Loss on value of interest rate swap agreements	1,150	—
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	2,903	1,180
Stock-based compensation	360	376
Deferred income taxes	436	923
Changes in assets and liabilities, net of effects of acquisitions
Increase in accounts receivable	(4,444)	(9,115)
Increase in inventory	(6,738)	(9,266)
Decrease (increase) in prepaids and other current assets	336	(31)
Increase in other assets	(200)	—
Increase in accounts payable and accrued expenses	2,027	8,603
Net cash used in operating activities	(16)	(4,215)

Cash flows from investing activities:
Acquisitions of property and equipment	(3,863)	(3,570)
Acquisitions of other intangible assets	(1,682)	—
Acquisitions of Basic Comfort, Inc., Kiddopotamus & Company (2008) and Summer Infant, Inc. (2007), net of cash acquired of $61 and $867, respectively	(15,958)	(24,371)
Net cash used in investing activities	(21,503)	(27,941)

Cash flows from financing activities:
Net repayments on line of credit	—	(14,992)
Net borrowings on line of credit and payments on other debt	21,714	18,668
Redemptions of common stock	—	(6,883)
Redemption of warrants	—	(15,058)
Net cash provided by (used in) financing activities	21,714	(18,265)
Effect of exchange rate changes on cash and cash equivalents	(978)	98
Net decrease in cash and cash equivalents	(783)	(50,323)
Cash and cash equivalents at beginning of year	1,771	52,094
Cash and cash equivalents at end of year	$988	$1,771

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$1,906	$895
Cash paid during the year for income taxes	$1,424	$700
Non cash investing/financing activities
Issuance of common stock in conjunction with the acquisitions of Basic Comfort, Inc., Kiddopotamus and Company (2008), and Summer Infant, Inc. (2007), respectively	$4,657	$20,182
Capital lease obligations incurred	$380	$—

See notes to consolidated financial statements

Summer Infant, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2008 and 2007

Note that all dollar amounts presented in the attached table are in thousands of U.S. dollars.

	Commons Stock		Additional Paid in	Retained	Accumulated Comprehensive	Comprehensive	Total Stockholders
	Shares	Amount	Capital	Earnings	Income (Loss)	Income	Equity
Balance at December 31, 2006	11,200,000	$1	$50,461	$980			$51,442
Acquisition of Summer Infant, Inc.	3,916,667		20,182				20,182
Redemption of shares	(1,208,775)		(6,883)				(6,883)
Redemption of warrants			(15,058)				(15,058)
Stock based compensation			376				376
Net income for the year				3,115		$3,115
Foreign currency translation adjustment					$96	96
Total comprehensive income						$3,211	3,211
Balance at December 31, 2007	13,907,892	$1	$49,078	$4,095	$96		$53,270
Acquisition of Basic Comfort	450,000		1,778				1,778
Acquisition of Kiddopotamus	697,890		2,879				2,879
Stock based compensation			360				360
Net income for the year(restated) Note 2				4,154		4,154
Foreign currency translation adjustment					(978)	(978)
Total comprehensive income(restated)						$3,176	3,176
Balance at December 31, 2008(restated)	15,055,782	$1	$54,095	$8,249	$(882)		$61,463

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

Goodwill and Other Intangible Assets

The Company accounts for Goodwill and Other Intangible Assets in accordance with Financial Accounting Standards Board SFAS No. 142, “ Goodwill and Other Intangible Assets.”  SFAS 142 requires that goodwill and intangible assets that have indefinite useful lives no longer be subject to amortization and be tested at least annually for impairment. Intangible assets that have useful lives are amortized over such lives on a straight-line basis.

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

The restated (see note 2) pro forma effect on net revenues, earnings, and diluted earnings per share amounts for the years ended December 31, 2008 and 2007, assuming the Basic Comfort and Kiddopotamus transactions had closed on January 1, 2007, are as follows:

	2008	2007
Net revenues:	$138,298,000	$91,128,000
Net income:	$4,763,000	$4,482,000
Earnings per share: diluted	$0.31 per share	$0.31 per share

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

Level 1 — Quoted prices for identical instruments in active markets.

Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 — Significant inputs to the valuation model are unobservable.

We maintain policies and procedures to value instruments using the best and most relevant data available. In addition, we utilize risk management resources that review valuation, including independent price validation.

The Company recognizes the fair value of interest rate swaps using Level 2 inputs.

In the fourth quarter of 2008, Company recorded a change in fair value of its interest rate swap. The effect was a decrease in the fair value of the swaps of approximately $1,150,000, and an increase in interest expense of $1,150,000 (See Note 2).

We use derivatives for risk management purposes. As a matter of policy, we do not use derivatives for speculative purposes. This is a key requirement in our loan agreement to mitigate interest rate risk.

The notional amounts under the interest rate swap agreements total $20 million, which is approximately 50% of the Company’s total outstanding bank debt at December 31, 2008.

The following table provides information about the fair value of our derivatives, by contract type, identifying those derivatives not accounted for as hedges:

At December 31, 2008
Fair Value Liabilities
Derivatives
Interest rate swap contracts	$1,150,000

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

For clarity purposes, the effect of this restatement on the financial statements is presented in a condensed illustration below (amounts in $000’s):

	Originally reported	Fair value of swap	Restated
	December 31,2008	December 31,2008	December 31,2008
Income Statement
Net operating income	$9,339	—	$9,339
Interest income(expense),net	(2,059)	(1,150)	(3,209)
Income tax expense	2,378	402	1,976
Net income	$4,902	(748)	$4,154
Net income per share basic/diluted	$0.33	(0.05)	$0.28

Balance Sheet
Total Assets	$130,535	—	$130,535
Other liabilities	—	1,150	1,150
Deferred tax liabilities	1,348	(402)	946
Total Liabilities	68,324	748	69,072
Retained Earnings	8,997	(748)	8,249
Total Stockholders’ Equity	$62,211	(748)	$61,463

Cash Flow
Net cash used in operating activities	$(16)	—	$(16)
Net cash used in investing activities	(21,503)	—	(21,503)
Net cash provided by financing activities	21,714	—	21,714
Effect of exchange rate changes on cash and cash equivalents	(978)	—	(978)
Net decrease in cash and cash equivalents	(783)	—	(783)
Cash and cash equivalents at end of year	$988	—	$988

For additional disclosure and detail of the interest rate swaps, see Fair Value Measurements

3. PROPERTY AND EQUIPMENT

Property and equipment, at cost, consist of the following:

	December		Depreciation/ Amortization
	2008	2007	Period
	(In Thousands)
Computer	$1,463	$758	5 years
Tools and dies and Prototypes	7,608	4,503	1-5 years
Building	4,156	4,213	30 years
Other	1,526	749	various
	14,753	10,233
Less accumulated depreciation	3,541	944
Property and Equipment, net	$11,212	$9,279

Property and equipment includes amounts acquired under capital leases of approximately $827,000 and $447,000 at December 31, 2008 and 2007, respectively, with related accumulated depreciation of approximately $164,000 and $125,000, respectively. Depreciation is included in general and administrative expenses in the accompanying consolidated statements of income.

4. GOODWILL AND INTANGIBLE ASSETS

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

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31,
	2008	2007
	(In Thousands)
Accounts payable	$14,694	$12,203
Customer advertising and allowances	2,652	1,757
Accrued purchases of inventory	3,217	874
Other (none in excess of 5% of current liabilities)	2,482	2,740
Total	$23,045	$17,574

6. DEBT

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

		(In Thousands)
Year ending December 31:	2009	$105
	2010	112
	2011	121
	2012	130
	2013	143
	Thereafter	3,248
		$3,859

7. INCOME TAXES

Income tax expense (benefit) is summarized as follows:

	2008	2007
	(In thousands)
Current:
Federal	$36	$815
Foreign	1,204	342
State and Local	313	234
Total Current	1,553	1,391
Deferred (primarily federal)(as restated see note 2)	423	287
Total expense	$1,976	$1,678

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. INCOME TAXES

The tax effects of temporary differences that comprise the deferred tax liabilities and assets are as follows:

	2008	2007
	(In thousands)
Assets (Liabilities)
Deferred tax asset-current:
Accounts receivable and inventory reserves	$602	$134
Net deferred tax asset-current	602	134
Deferred tax (liability) asset-non-current:
Intangible assets	(137)	(91)
Interest rate swap liability	402	(457
Property, plant and equipment	(1,211)	(457)
Net deferred tax (liability) asset-non-current:	(946))	(548)
Net deferred income tax asset (liability)	$(344)	$(414)

The following reconciles the income tax expense (benefit) at the U.S. federal income tax statutory rate to that in the consolidated financial statements:

	2008	2007
	(In thousands)
Tax expense at statutory rate(as restated)	$2,073	$1,598
State income taxes, net of U.S. federal income tax benefit	280	269
Tax credits	(300)	(300)
Non-deductible expenses	31	136
Other	(108)	(25)
Total expense	$1,976	$1,678

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

9. WARRANTS

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

10. CAPITAL LEASE OBLIGATIONS

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

12. MAJOR CUSTOMERS

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 4th day of January 2010.

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

Name	Title	Date

/s/ Jason Macari	Director and Chief Executive Officer	January 4, 2010
Jason Macari	(Principal Executive Officer)

/s/ Joseph Driscoll	Chief Financial Officer	January 4, 2010
Joseph Driscoll	(Principal Financial and Accounting Officer)

/s/ Steven Gibree	Executive Vice President of Product Development and Director	January 4, 2010
Steven Gibree

/s/ Martin Fogelman	Director	January 4, 2010
Martin Fogelman

/s/ Robert Stebenne	Director	January 4, 2010
Robert Stebenne

/s/ Richard Wenz	Director	January 4, 2010
Richard Wenz

Exhibits.

Exhibit	Description
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