Form 10-K
period 2009-12-31
Summer Infant, Inc.
filed 2010-03-10
CIK 1314772

Use these links to rapidly review the document

Index to Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the fiscal year ended December 31, 2009
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

         Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒

         The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of December 31, 2009 was approximately $50,991,000.

         The number of shares outstanding of the registrant's common stock as of February 1, 2010 was 15,437,477 (excluding unvested restricted shares that have been issued to employees).

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

        Effective upon closing, the Company changed its name to Summer Infant, Inc. and SII changed its name to Summer Infant (USA), Inc. Thus, the Company is now a holding company called Summer Infant, Inc. operating through its wholly-owned subsidiaries, Summer Infant (USA), Inc., Summer Infant Europe, Limited ("SIE"), Summer Infant Canada, Ltd. ("SIC") and Summer Infant Asia, Ltd. ("SIA").

General

        We are a designer, marketer, and distributor of branded juvenile health, safety and wellness products which are sold principally to large North American and UK retailers. We currently have more than 80 proprietary products in various product categories including nursery audio/video monitors, safety gates, durable bath products, bed rails, related health and safety products, booster and potty seats, bouncers and a product line of soft goods/bedding. In the past two years, the Company has completed several acquisitions and therefore added items such as cribs, baby gear, infant sleep positioners, head supports, portable changing pads, as well as nursery and feeding accessories. Our products are sold primarily to U.S. retailers including Babies R Us, Target, KMart, Buy Buy Baby, Meijer, Baby Depot (Burlington Coat Factory) and Wal-Mart.

        We maintain through SIE a sales, marketing and distribution office in England, which services the United Kingdom and other parts of Europe. SIE's largest customers are Mothercare, Toys R Us, Argos, and Tesco. In 2009, Summer Infant (USA), including international sales managed out of the U.S., accounted for approximately 90% of total Company revenue.

        We maintain through SIA a product development, sales, engineering and quality assurance office.

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

        In the future, our growth strategy will be to continue to develop and sell new products to our existing customer base, sell new and existing products to new customers (or expand relationships with existing customers), to expand our sales of products from our soft goods product line, and to expand in the UK and in other geographic regions (including Japan, Mexico and Australia, among others). In addition, there are a number of potential acquisition candidates that could be pursued in order to obtain new innovative products, new product categories, new retail customers or new sales territories. There are approximately 400 active juvenile product companies, of which approximately 300 have less than $10 million in sales. In addition, there are various product categories that we do not currently compete in, including car seats, walkers, strollers, and other categories. We may look to develop our own products in these categories or attempt to gain entrance into these categories through acquisitions.

Products

        We sell products in a number of different categories, including: Infant bath products; safety gates; audio and video monitors; high chairs and other baby "gear"; infant bedding; cribs and nursery furniture; swaddling blankets; and many other categories. Most of the products are sold under the Summer Infant brand; the Company also has several licensing arrangements to sell products under different brands. No single product generated more than 10% of sales for the year ended December 31, 2009.

Product Development and Design

        Our management believes that product development is a critical element of our strategy and success to date. Our product strategy is to produce proprietary products that provide distinctive benefits, are visually appealing, provide convenience and will appeal to the mid-tier and upper-tier buyers. Our U.S. retailers are strategically motivated to buy innovative, up-market products. Our main product development efforts are located at our Rhode Island corporate office, but we also have development efforts in China, Colorado, South Carolina, Pennsylvania, and the United Kingdom.

Suppliers and Manufacturing

        Except for certain injection-molded bath tubs, potty seats and gates, which are manufactured in the U.S., substantially all of our other products are manufactured in Asia (particularly China). We use many different suppliers and we own our molds. Therefore, we are not dependent on any one manufacturer. SIA provides us with a local sourcing presence and the ability to oversee quality, electronic engineering and other issues that may arise during production.

        Transportation of Asia-made goods to our warehouses typically takes three to four weeks, depending on the location of the warehouse. We maintain our inventory at warehouses located in the United States, Canada, Asia, and the United Kingdom. Most of our customers pick up their goods at regional warehouses. We also use UPS and other common carriers to arrange shipments to customers who request such arrangements, primarily smaller retailers and specialty stores.

        We use several manufacturers in the U.S. for our injection molded products that account for between 10% and 15% of our annual net sales.

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

Competition

        The juvenile health, safety and wellness industry has many participants, none of which have dominant market share, though certain companies have disproportionate strength in certain segments. Our largest direct competitors are Dorel Industries (Safety 1st and Cosco brands), Evenflo (Evenflo, Gerry, and Snugli brands), Kid Brands, Inc., Fisher-Price (part of Mattel, Inc.), The First Years (a subsidiary of RC2 Corporation) and Graco (a subsidiary of Newell Rubbermaid). In addition, we compete in certain of our product lines with a number of private companies, such as KidCo, Inc. and Munchkin.

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

Customers

        Our top 10 customers in North America and the United Kingdom together comprised over 80% of our sales in fiscal 2009. Some of these customers include Babies R Us/Toys R Us, Target, K-Mart, Buy Buy Baby, and Wal-Mart in North America, and in the United Kingdom, Mothercare.

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

Geographic Regions

        In 2009, Summer Infant (USA), including international sales managed out of the U.S., accounted for approximately 90% of total Company revenue; the remaining sales were made in Canada, the United Kingdom, and all other geographies.

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

Insurance

        We carry a product liability insurance policy that provides us with $10,000,000 of liability coverage with a minimal deductible. We consult with our insurers to ascertain appropriate liability coverage for our product mix. We anticipate increasing our insurance coverage in the future in line with our expanding sales and product breadth.

Employees

        As of December 31, 2009, we employed a total of 178 people, 107 of whom work in the headquarters and distribution centers in Rhode Island. Our employees are not covered by a collective bargaining agreement. We consider our employee relations to be good.

Available Information

        We maintain our corporate website at www.summerinfant.com and we make available, free of charge, through this website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports that we file with or furnish to the Securities and Exchange Commission ("SEC"), as soon as reasonably practicable after we electronically file that material with, or furnish it to, the SEC. Information on our website is not part of this report. This report includes all material information about us that is included on our website and is otherwise required to be included in this report.

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

        A number of large, retail customers account for a majority of our net sales. The customer that generated more than 10% of net sales for the year ended December 31, 2009 was Toys R Us (52% of net sales). Because of the concentration of our business with this customer and because we have no long term contracts with this customer, our success depends on our customers' willingness to purchase and provide shelf space for our products. An adverse change in our relationship with any of our large customers or a change in the financial viability of any of these customers could adversely affect our results of operations and financial condition.

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

We rely on foreign suppliers in Asia to manufacture the majority of our products, and any adverse change in our relationship with our suppliers could harm our business.

        We rely on numerous third-party suppliers located in Asia for the manufacture of most of our products. While we believe that alternative suppliers could be located if required, our product sourcing could be affected if any of these suppliers do not continue to manufacture our products in required quantities or at all, or with the required levels of quality. We enter into purchase orders with our foreign suppliers and do not enter into any long term contracts. In addition, difficulties encountered by these suppliers, such as fire, accident, natural disasters, outbreaks of contagious diseases, or political unrest, could halt or disrupt production at the affected locations, resulting in delay or cancellation of orders. Any of these events could result in delayed deliveries by us of our products, causing reduced sales and harm to our reputation and brand name.

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

        Because we sell infant and juvenile health, safety and wellness products to consumers, we face product liability risks relating to the use of our products. We also must comply with a variety of product safety and product testing regulations. If we face a product liability or other claim or fail to comply with these regulations, we may be subject to costly litigations, damage awards, fines or settlement costs that exceed our insurance coverage. We also would incur significant costs in connection with any product recall requirements. Even if a product liability or other claim is without merit, the claim could harm our reputation and divert management's attention and resources from our business.

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

        Our loan agreements include provisions that place limitations on a number of our activities, including our ability to:

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        We are headquartered in a 52,000 square facility in Woonsocket, Rhode Island. We have a seven year lease on this facility, with an option to extend for an additional five years.

        We have a 36 month, 3,750 square foot lease for office space in South Carolina, which expires in 2012. We have a 24 month lease for office space in Hong Kong, which expires in 2011, as well as a 60 month lease for office space in the United Kingdom, which expires in 2012.

        We maintain inventory at leased warehouses in California (approximately 220,000 square feet, which includes two warehouses), Rhode Island (approximately 104,000 square feet), Canada (approximately 31,000 square feet), and the UK (approximately 16,000 square feet). These leases expire at various times between 2010 and 2013.

Item 3.    Legal Proceedings

        None.

Item 4.    Submission of Matters to a Vote of Security Holders

        No matter was submitted to a vote of our stockholders during the fourth quarter of the year ended December 31, 2009.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

        On March 7, 2007, our common stock, warrants and units commenced listing on the Nasdaq Capital Market under the symbols "SUMR", "SUMRW" and "SUMRU", respectively.

        On March 17, 2008, we announced that effective March 28, 2008, the units will be separated into its component securities, consisting of one share of common stock and two warrants. As a result, beginning on March 28, 2008, the units ceased trading. The warrants expired on April 20, 2009.

        The high and low closing prices for our common stock as reported on the Nasdaq Capital Market for the periods indicated below were as follows:

	High	Low
Fiscal Year Ended December 31, 2008
First Quarter	$4.90	$3.67
Second Quarter	$4.80	$3.84
Third Quarter	$4.79	$3.76
Fourth Quarter	$4.50	$2.10
Fiscal Year Ended December 31, 2009
First Quarter	$2.36	$1.16
Second Quarter	$2.82	$1.55
Third Quarter	$5.00	$2.01
Fourth Quarter	$5.25	$4.14

Holders of Common Stock

        As of January 25, 2010, there were approximately thirteen shareholders of record of our common stock. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of record holders.

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

Unregistered Sales of Equity Securities

        In connection with the acquisition of the assets of Butterfly Living, LLC ("Butterfly") on July 17, 2009, the Company issued to Butterfly 213,675 shares (the "Butterfly Shares") of the Company's common stock, par value $0.001 per share in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"). The Butterfly Shares were issued at fair market value in partial consideration for the purchase by the Company of substantially all of the assets of Butterfly. The offer and sale of these shares of common stock was made to "accredited investors," as defined in Rule 501 under the Securities Act, in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

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

Company Overview

        We are a designer, marketer, and distributor of branded juvenile health, safety and wellness products which are sold principally to large North American and United Kingdom retailers. We currently have more than 80 proprietary products in various product categories including nursery audio/video monitors, safety gates, durable bath products, bed rails, infant thermometers, related health and safety products, booster and potty seats, cribs, baby gear, bouncers and soft goods/bedding.

        Our strategy is to grow our sales through a variety of methods, including:

  •
  increased product penetration (more products at each store);

  •
  increased store penetration (more stores within each retail customer);

  •
  new products (at existing and new customers);

  •
  new retail customers;

  •
  acquisitions;

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

        In the future, our growth strategy will be to continue to develop and sell new products to our existing customer base, sell new and existing products to new customers (or expand relationships with existing customers), expand our sales of products from our soft goods product line, and expand in the United Kingdom and in other geographic regions (including Japan, Mexico and Australia, among others). In addition, there are a number of potential acquisition candidates that could be pursued in order to obtain new innovative products, new product categories, new retail customers or new sales territories. There are approximately 400 active juvenile product companies, of which approximately 300 have less than $10 million in sales. In addition, there are various product categories that we do not currently compete in, including car seats, strollers, walkers, and other categories. We may look to develop our own products in these categories or attempt to gain entrance into these categories through acquisitions.

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

        A number of large, retail customers account a majority of our net sales. The customer that generated more than 10% of net sales for the year ended December 31, 2009 was Toys R Us (52% of such net sales). Because of the concentration of our business with this customer and because we have no long term contracts with this customer, our success depends on our customers' willingness to purchase and provide shelf space for our products.

        Over 90% of sales are currently made to customers in North America, with the remaining sales primarily made to customers in the United Kingdom. Sales are made utilizing standard credit terms of 30 to 60 days. We generally accept returns only for defective merchandise.

Cost of goods sold and other expenses

        Our products are manufactured by third parties, with approximately 85-90% of the dollar value of products being manufactured in Asia and the majority of the balance being manufactured in the U.S. Cost of goods sold primarily represents purchases of finished products from these third party manufacturers. The remainder of our cost of goods sold includes duties on certain imported items, freight-in from suppliers and miscellaneous charges from contract manufacturers. Substantially all of our purchases are made in US dollars; therefore, most of this activity is not subject to currency fluctuations. If our suppliers experience increased raw materials, labor or other costs and pass along those cost increases through higher prices for finished goods, our cost of sales would increase, and to the extent we are unable to pass these price increases along to our customers, our gross margins would decrease.

        Selling, general and administrative expenses primarily consist of payroll, insurance, professional fees, royalties, freight out to customers, product development costs, advertising and marketing expenses (including co-op advertising allowances as negotiated with certain customers) and sales commissions. Several of these items fluctuate with sales; some are based on sales to particular customers and others are based on sales of particular products.

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

Revenue recognition

        We record revenue when all of the following occur: persuasive evidence of an arrangement exists, product delivery has occurred, the sales price to the customer is fixed or determinable and collectability is reasonably assured. Sales are recorded net of provisions for returns and allowances, product placement fees, cash discounts and markdowns. We base our estimates for discounts, returns and allowances on negotiated customer terms and historical experience. These estimates are subject to variability, as actual deductions taken by customers may be different from the estimates recorded.

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

        Long-lived assets have been reviewed for impairment based on accounting guidance which requires that an impairment loss be recognized whenever the carrying value of an asset exceeds the sum of the undiscounted cash flows expected to result from the use and eventful disposition of that asset, excluding future interest costs the entity would recognize as an expense when incurred. Goodwill and other intangible assets that have indefinite useful lives are not amortized, but rather tested at least annually for impairment. Our management reviews for indicators that might suggest an impairment loss could exist. Testing for impairment requires estimates of expected cash flows to be generated from the use of the assets. Various uncertainties, including changes in consumer preference, deterioration in the political environment, continued adverse conditions in the capital markets or changes in general economic conditions, could impact the expected cash flows to be generated by an asset or group of assets. Intangible assets that have finite useful lives are amortized over their useful lives.

Allowance for doubtful accounts.

        The allowance for doubtful accounts represents adjustments to customer trade accounts receivable for amounts deemed uncollectible. The allowance for doubtful accounts reduces gross trade receivables to their estimated net realizable value. The allowance is based on our assessment of the business environment, customers' financial condition, historical trends, customer payment practices, receivable aging and customer disputes. We will continue to proactively review its credit risks and adjust its customer terms to reflect the current environment.

Income taxes

        Effective January 1, 2007, we adopted the provisions of new accounting guidance which provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a "more-likely-than-not" recognition threshold at the effective date to be recognized upon adoption and in subsequent periods. Upon adoption, we had no unrecognized tax benefits.

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

Results of Operations

Summer Infant, Inc. and Subsidiaries
Consolidated Statements of Income
For the Years Ended December 31, 2009 and 2008

        The numbers in the table below are in thousands of U.S. dollars; the text below the table is in whole numbers.

	Year ended December 31, 2009		Year Ended December 31, 2008
Net sales	$153,481	100.0%	$132,369	100.0%
Cost of goods sold	98,233	64.0%	85,514	64.6%

Gross Profit	55,248	36.0%	46,855	35.4%
SG&A expenses(a)	40,520	26.4%	34,039	25.7%

Adjusted EBITDA(b)	14,728	9.6%	12,816	9.7%
Net Income	$5,654	3.7%	$4,154	3.1%

(a)
Excluding depreciation, amortization, deal-related fees, and non-cash stock option expense.

(b)
See non-GAAP discussion below regarding the computation of Adjusted EBITDA.

Year ended December 31, 2009 compared with year ended December 31, 2008

        Net sales increased 16% from $132,369,000 in the year ended December 31, 2008 to $153,481,000 for the year ended December 31, 2009. This increase was primarily attributable to increased distribution of existing products throughout our customer base, introduction of new products, acquisitions, and international growth.

        Gross profit increased 18% from $46,855,000 for the year ended December 31, 2008 to $55,248,000 for the year ended December 31, 2009. This increase was primarily attributable to the 16% increase in net sales. Gross profit percentage increased to 36.0% of sales for the year ended December 31, 2009 from 35.4% in the prior year due to cost savings negotiated by the Company during 2009.

        Selling, general and administrative expenses (see note (a) above) increased from $34,039,000 for the year ended December 31, 2009 to $40,520,000 for the year ended December 31, 2009. This increase was primarily attributable to increased variable costs such as co-op advertising allowances as a result of the significant increase in sales. In addition, there were increased expenditures in product development, payroll, professional fees, and warehouse operations.

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

        The majority of capital expenditures are for tools related to new product introductions. We receive indications from retailers generally around the middle of each year as to what products the retailer will be taking into its product line for the upcoming year. Based on these indications, we will then acquire the tools required to build the products. In most cases the payments for the tools are spread out over a three to four month period.

        For the year ended December 31, 2009, net cash provided by operating activities totaled $11,658,000. This was due to the positive net income generated during the year, plus non-cash charges. In addition, we had a net decrease in working capital requirements due to improved inventory controls and longer payment terms with suppliers.

        Net cash used in investing activities was approximately $5,837,000 which primarily relates to capital expenditures and acquisitions.

        Net cash used in financing activities was approximately $5,731,000 which relates to repayments of amounts due on our debt facilities; the positive cash flow from operating activities generated the debt reduction.

        Based primarily on the above factors, the net cash decrease for the year ended December 31, 2009 was approximately $56,000, resulting in a cash balance of approximately $932,000 at December 31, 2009.

        We believe that our cash on hand and current banking facilities are sufficient to fund its cash requirements for at least the next 12 months. However, unforeseen circumstances, such as softness in the retail industry or deterioration in the business of a significant customer, could create a situation where Summer cannot access all of the available lines of credit due to not having sufficient assets or EBITDA. In addition, there is no assurance that Summer will meet all of its bank covenants in the future, or that its lender will grant waivers if there are covenant violations.

        Our strategy for funding its business going forward is a combination of increased profitability, and if necessary, negotiation of increased borrowing lines as required with traditional lenders.

        On April 10, 2008, we entered into two three-year secured credit facilities (the "Loan Agreement") with Bank of America, N.A., as Administrative Agent, and each of the financial institutions that is a signatory to the Loan Agreement. The Loan Agreement provides for a $36,000,000 working capital revolving credit facility and a $10,000,000 non-restoring acquisition credit facility. The credit facilities mature on June 30, 2011.

        Summer and its subsidiaries, Summer Infant (USA), Inc., Summer Infant Europe Limited, Summer Infant Asia Limited and Summer Infant Canada, Limited are the borrowers under the Loan Agreement. These credit facilities replaced Summer's prior line of credit and are being used principally to fund growth opportunities and for working capital purposes.

        Our ability to borrow under the Loan Agreement is subject to its ongoing compliance with a number of financial and other covenants, including the following (i) that Summer and its subsidiaries maintain a net worth of $50,000,000 plus the sum of 50% of net income earned in each fiscal year,

(ii) that Summer and its subsidiaries maintain a ratio of total funded debt to EBITDA of not greater than 3.50:1.00, and (iii) that Summer and its subsidiaries maintain a ratio of operating cash flow to debt service of not less than 1.25:1.00. Furthermore, if the ratio of total funded debt to EBITDA is greater than 3.25:1.00 for any fiscal year, the aggregate amount that may be borrowed under the Loan Agreement will be determined by reference to a borrowing base.

        These credit facilities bear interest at a floating rate based on a spread over LIBOR ranging from 150 basis points to 200 basis points, depending upon the ratio of total funded debt to EBITDA. We have also entered into various interest swap agreements which fixes the interest rates on a portion of the outstanding debt. As of December 31, 2009, the rate on these credit facilities averaged 4.60%. In addition, these credit facilities have an unused line fee based on the unused amount of the credit facilities equal to 25 basis points.

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

        As of December 31, 2009, we had $33,461,000 outstanding of the total committed amount of $46,000,000.

        We were in compliance with all covenants as of December 31, 2009.

        The following table summarizes our significant contractual commitments at December 31, 2009:

	Payment Due by Period
Contractual Obligations	Total	2010	2011	2012		2013 and beyond
	(In Thousands)
Line of credit/acquisition facility	$33,461	$1,897	$31,564	$
Estimated future interest payments on line of credit	2,383	1,589	794
Advances against international receivables	472	472
Operating leases	3,233	2,118	843		242	$30
Capital leases and other liabilities	2,916	706	569		438	1,203

Total contractual cash obligations	$42,465	$6,782	$33,770		$680	$1,233

        Estimated future interest payments on our line of credit were based upon the interest rates in effect at December 31, 2009.

Off-Balance Sheet Arrangements

        We did not have any off-balance sheet arrangements during either of the years ended December 31, 2009 and 2008.

Non-GAAP Discussion

        In addition to our reported results, which are prepared in accordance with generally accepted accounting principles ("GAAP"), we also disclose non-GAAP measures of our performance. Adjusted EBITDA, as defined below, is an important supplemental financial measure of our performance that is not required by, or presented in accordance with, GAAP. As used herein, "Adjusted EBITDA" represents net income (loss) before income taxes, interest expense, deal-related expenses, depreciation and amortization, and non-cash stock option expense. We believe that the presentation of Adjusted EBITDA provides useful information regarding our results of operations because it assists in analyzing and benchmarking the performance and value of our business. We believe that Adjusted EBITDA is useful to stockholders as a measure of comparative operating performance, as it is less susceptible to variances in actual performance resulting from depreciation and amortization and more reflective of changes in pricing decisions, cost controls and other factors that affect operating performance.

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

        The following table presents a reconciliation of Adjusted EBITDA to net income, its most directly comparable GAAP financial measure, on a historical basis, for the periods presented:

Reconciliation of Income before interest to unaudited Adjusted EBITDA

	Year Ended December 31,
	2009	2008
	(In Thousands)
Income before interest	$9,573	$9,339
Plus: depreciation and amortization	4,155	2,903
Plus: litigation and deal-related expenses	215	214
Plus: non-cash stock option expense	785	360

Adjusted EBITDA, as defined	$14,728	$12,816

        The increase in Adjusted EBITDA for the past year has been primarily the result of the sales increase in 2009. Sales increased from $132,369,000 in 2008 to $153,481,000 in 2009.

        For the years ended December 31, 2009 and 2008 "Adjusted EBITDA", as defined, includes the addition of certain deal-related expenses that we believe to be nonrecurring.

Recently Issued Accounting Pronouncements

        In September 2006, the FASB issued new guidance regarding fair value measurements. The new guidance defined fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The guidance applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. The guidance was effective for fiscal years beginning after November 15, 2007. The Company adopted this guidance for its financial assets and liabilities effective January 1, 2008. The adoption did not have a material impact on our financial statements.

        In December 2007, the FASB issued a new standard which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired company. The new standard also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of the new standard are effective for financial statements issued for fiscal years beginning after December 15, 2008. We adopted this standard, as applicable, on January 1, 2009. The adoption did not have a material impact on our financial statements.

        In December 2007, the FASB issued a new standard which establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. In addition, the new standard also includes expanded disclosure requirements regarding interests of the parent and its non-controlling interest. The provisions of the new standard are effective for financial statements issued for fiscal years beginning after December 15, 2008. We adopted this standard, as applicable, on January 1, 2009. The adoption did not have a material impact on our financial statements.

        In April 2008, the FASB issued new guidance which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of the position is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. The new guidance is effective for fiscal years beginning after December 15, 2008 and is effective beginning January 1, 2009. Adoption did not have a material impact on its consolidated results of operations and financial condition.

        The FASB Accounting Standards Codification™ (Codification) is the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The adoption of the codification had no impact on our financial position, results of operations or cash flows.

        In February 2010, the FASB issued an amendment to its previously issued guidance regarding subsequent events. This amendment removed the requirement for SEC filers to disclose the date through which subsequent events have been evaluated by the Company. The amendment was effective immediately for all financial statements yet to be issued. The Company adopted this amendment in February 2010 with no material impact to the consolidated financial statements.

        Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Not applicable.

Item 8.    Financial Statements and Supplementary Data

        The financial statements required by this item are attached to this Annual Report on Form 10-K beginning on Page F-1.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 9A(T)    Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures

        As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this Annual report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2009. Our principal executive officer and principal financial officer have concluded, based on their evaluation, that as of the end of the period covered by this report, our disclosure controls and procedures were effective as of December 31, 2009. The Company had a deficiency as a result of not recording the fair value of its swap agreements in accordance with generally accepted accounting principles. As of December 31, 2009, management believes this deficiency has been corrected.

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

        Management of the Company conducted an evaluation of the effectiveness, as of December 31, 2009, of the Company's internal control over financial reporting based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO Framework"). Based on its evaluation under the COSO Framework, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2009.

Identification of a Material Weakness

        A material weakness is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

        In November 2009, it was determined that the Company's method for calculating interest on its financing agreements, specifically the interest rate swaps and their fair value, were not correct as further described under (a) above, and the Company's management has elected to restate the financial statements for 2008.

Remediation of a Material Weakness

        Our management conducted an internal review of its accounting for interest rate swap transactions to ensure its accounting for the interest rate swaps are in accordance with Generally Accepted Accounting Principles. We believe that controls are in place at this time to ensure proper accounting of interest rate swaps.

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

(c)   Changes in Internal Control Over Financial Reporting

        Other than the matter discussed above, there was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this Item will be contained in our definitive Proxy Statement to be filed with the SEC in connection with our 2010 Annual Meeting of Stockholders (the "2010 Proxy Statement") under the captions "Election of Directors," "Board of Directors Meetings and Committees of the Board," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

        We have adopted a Code of Ethics that applies to all our directors, officers and employees. The Code of Ethics is publicly available on our website at www.summerinfant.com. Amendments to the Code of Ethics and any grant of a waiver from a provision of the Code of Ethics requiring disclosure under applicable SEC and Nasdaq rules will be disclosed on our website.

Item 11.    Executive Compensation

        The information required by this Item will be incorporated by reference from the information under the caption "Executive Compensation" contained in our 2010 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this item will be incorporated by reference from the information under the caption "Ownership of Summer Infant, Inc. Common Stock" contained in our 2010 Proxy Statement.

Equity Compensation Plan Information

        The following table summarizes share information, as of December 31, 2009, for our equity compensation plans, including the 2006 Performance Equity Plan.

Plan Category	Number of Common Shares to Be Issued Upon Exercise of Outstanding Option Grants	Weighted Average Exercise Price of Outstanding Grants
Stock option plans approved by stockholders	2,014,600	$3.70
Equity compensation plans not approved by stockholders	—	—

Total	2,014,600	$3.70

        In addition, during 2009 349,000 restricted shares were granted to employees and board members; 87,250 shares vested in 2009 and were issued, 19,500 shares were cancelled, and 242,250 shares have not yet vested.

Item 13.    Certain Relationships, Related Transactions and Director Independence

        The information required by this item will be incorporated by reference from the information under the caption "Certain Relationships and Related Transactions" contained in our 2010 Proxy Statement.

Item 14.    Principal Accounting Fees and Services

        The information required by this item will be incorporated by reference from the information under the captions "Audit Fees", "Audit-Related Fees," "Tax Fees," "All Other Fees" and "Pre-Approval Policies and Procedures" contained in our 2010 Proxy Statement.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)
(1) Financial Statements

  The list of consolidated financial statements and notes required by this Item 15 (a) (1) is set forth in the "Index to Financial Statements" on page F-1 of this Annual Report.

(a)
(2) Financial Statement Schedules

  All schedules have been omitted because the required information is included in the financial statements or notes thereto.

(a)
(3) Exhibits

  The list of exhibits required by this Item 15 (a) (3) is set forth in the "Index to Exhibits" beginning on page 25 of this Annual Report.

Summer Infant, Inc. And Subsidiaries
Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Summer Infant, Inc.

        We have audited the accompanying consolidated balance sheet of Summer Infant, Inc. and Subsidiaries as of December 31, 2009, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's controls over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Summer Infant, Inc. and Subsidiaries as of December 31, 2009, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Caturano and Company, P.C. Boston, Massachusetts March 10, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Summer Infant, Inc.

        We have audited the accompanying consolidated balance sheet of Summer Infant, Inc. and Subsidiaries as of December 31, 2008, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Summer Infant, Inc. and Subsidiaries as of December 31, 2008, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ MCGLADREY & PULLEN, LLP New York, New York
March 24, 2009, except for Note 2, for which the date is January 4, 2010

Summer Infant, Inc. and Subsidiaries

Consolidated Balance Sheets

        Note that all dollar amounts presented in the table below are in thousands of U.S. dollars, except share amounts and par value per share.

	December 31, 2009	December 31, 2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$932	$988
Trade receivables, net of allowance for doubtful accounts of $107 and $335 at December 31, 2009 and 2008, respectively	32,520	29,358
Inventory, net	32,012	30,882
Prepaids and other current assets	2,495	1,495
Deferred tax assets	1,071	602

TOTAL CURRENT ASSETS	69,030	63,325
Property and equipment, net	11,486	11,212
Goodwill	45,496	40,452
Other intangible assets, net	15,704	15,130
Other assets	237	416

TOTAL ASSETS	$141,953	$130,535

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Line of credit and current portion of long-term debt	2,663	1,654
Accounts payable and accrued expenses	29,966	23,045

TOTAL CURRENT LIABILITIES	32,629	24,699
Long-term debt, less current portion	31,780	42,277
Other liabilities	6,957	1,150
Deferred tax liabilities	1,607	946

TOTAL LIABILITIES	72,973	69,072
STOCKHOLDERS' EQUITY
Common Stock $.0001 par value, issued and outstanding 15,356,727 and 15,055,802 at December 31, 2009 and 2008, respectively	1	1
Additional paid-in capital	55,342	54,095
Retained earnings	13,903	8,249
Accumulated other comprehensive loss	(266)	(882)

TOTAL STOCKHOLDERS' EQUITY	68,980	61,463

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$141,953	$130,535

See notes to consolidated financial statements

Summer Infant, Inc. and Subsidiaries

Consolidated Statements of Income

        Note that all dollar amounts presented in the table and the notes to the table below are in thousands of U.S. dollars, except share and per share amounts.

	For the year ended
	December 31, 2009	December 31, 2008
Net revenues	$153,481	$132,369
Cost of goods sold	98,233	85,514

Gross profit	55,248	46,855
Selling, general and administrative expenses(a)	41,520	34,613
Depreciation and amortization	4,155	2,903

Net operating income	9,573	9,339
Interest expense, net	(1,498)	(3,209)

Income before provision for income taxes	8,075	6,130
Provision for income taxes	2,421	1,976

Net income	$5,654	$4,154

Net income per share basic	$0.37	$0.28
Weighted average shares outstanding basic	15,238,034	14,734,299
Net income per share diluted	$0.36	$0.28
Weighted average shares outstanding diluted	15,735,577	14,734,299

(a)
Includes non-cash stock-based compensation expense of $785 and $360 for the years ended December 31, 2009, and December 31, 2008, respectively. Also includes deal-related fees of $215 and $214 for the years ended December 31, 2009 and 2008, respectively.

See notes to consolidated financial statements

Summer Infant, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

        Note that all dollar amounts presented in the attached table are in thousands of U.S. dollars.

	For the year ended
	December 31, 2009	December 31, 2008
Cash flows from operating activities:
Net income	$5,654	$4,154
Adjustments to reconcile net income to net cash used in operating activities:
Change in value of interest rate swap agreements	(329)	1,150
Depreciation and amortization	4,155	2,903
Stock-based compensation	785	360
Deferred income taxes	192	436
Changes in assets and liabilities, net of effects of acquisitions
Increase in accounts receivable	(2,523)	(4,444)
(Increase) decrease in inventory	628	(6,738)
Decrease (increase) in prepaids and other current assets	(955)	336
Increase in other assets	179	(200)
Increase in accounts payable and accrued expenses	3,872	2,027

Net cash provided by (used in) operating activities	11,658	(16)

Cash flows from investing activities:
Acquisitions of property and equipment	(3,861)	(3,863)
Acquisitions of other intangible assets	(146)	(1,682)
Acquisitions, net of cash acquired	(1,830)	(15,958)

Net cash used in investing activities	(5,837)	(21,503)

Cash flows from financing activities:
Net borrowings (repayments) of debt	(9,784)	21,714
Proceeds received from sale-leaseback of property	4,053	—

Net cash provided by (used in) financing activities	(5,731)	21,714

Effect of exchange rate changes on cash and cash equivalents	(146)	(978)

Net decrease in cash and cash equivalents	(56)	(783)
Cash and cash equivalents at beginning of year	988	1,771

Cash and cash equivalents at end of year	$932	$988

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$1,397	$1,906

Cash paid during the year for income taxes	$2,025	$1,424

Non cash investing/financing activities:
Issuance of common stock in conjunction with the acquisitions (see note 1)	$462	$4,657
Capital lease obligations incurred	$407	$380

See notes to consolidated financial statements

Summer Infant, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

For the Years Ended December 31, 2009 and 2008

        Note that all dollar amounts presented in the attached table are in thousands of U.S. dollars.

	Commons Stock
			Additional Paid in Capital	Retained Earnings	Accumulated Comprehensive Income (Loss)	Comprehensive Income	Total Stockholders Equity
	Shares	Amount
Balance at December 31, 2007	13,907,912	$1	$49,078	$4,095	96		$53,270
Acquisition of Basic Comfort, Inc.	450,000		1,778				1,778
Acquisition of Kiddopotamus	697,890		2,879				2,879
Stock based compensation			360				360
Net income for the year				4,154		$4,154
Foreign currency translation adjustment					$(978)	(978)

Total comprehensive income						$3,176	3,176

Balance at December 31, 2008 (restated)	15,055,802	$1	$54,095	$8,249	$(882)		$61,463

Acquisition of Butterfly Living	213,675		462				462
Issuance of common stock upon vesting of restricted shares	87,250
Stock-based compensation			785				785
Net income for the year				5,654		5,654
Foreign currency translation adjustment					616	616

Total comprehensive income						$6,270	6,270

Balance at December 31, 2009	15,356,727	$1	$55,342	$13,903	$(266)		$68,980

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

Impairment of Long-Lived Assets

        The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. An asset is considered to be impaired when its carrying amount exceeds the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition. Long-lived assets include property and equipment. The amount of impairment loss, if any, is charged by the Company to current operations. For each of the years ended December 31, 2009 and 2008, no such impairment existed.

Goodwill and Other Intangible Assets

        The Company accounts for Goodwill and Other Intangible Assets in accordance with accounting guidance that requires that goodwill and intangible assets that have indefinite useful lives no longer be subject to amortization and be tested at least annually for impairment. Management evaluates the remaining useful life of an intangible asset that is not being amortized each reporting period to determine whether events and circumstances continue to support an indefinite useful life. If an intangible asset that is not being amortized is subsequently determined to have a finite useful life, it is amortized prospectively over its estimated remaining useful life. For the years ended December 31, 2009 and 2008, the Company has determined that no such impairment existed.

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Goodwill is required to be assigned to reporting units for purposes of impairment testing. If the carrying value of a reporting unit exceeds its estimated fair value, goodwill is written down to its implied fair value. For the years ended December 31, 2009 and 2008, the Company has determined that such impairment existed.

Basic Comfort Acquisition

        On March 31, 2008, through Summer (USA), the Company acquired substantially all of the assets of Basic Comfort, Inc. ("Basic"), a leading manufacturer and supplier of infant comfort and safety products, including infant sleep positioners, infant head supports and portable changing pads. The acquisition price was approximately $4,700,000 in cash and 450,000 shares of unregistered Summer common stock (which were valued at $1,777,500 using the March 31, 2008 closing price of $3.95). The cash portion of the purchase price was funded through borrowings under the Company's credit facility. A portion of the common stock issued at closing was deposited into escrow to secure the post-closing indemnification obligations of the Basic stockholders. The owners of Basic received an additional payment of $360,000 based on the achievement of certain EBITDA targets for the year ended March 31, 2009; this payment was made in January 2010, and the amount is included in current liabilities at December 31, 2009 and has been capitalized as goodwill.

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

Kiddopotamus Acquisition

        On April 18, 2008, the Company, through Summer USA, entered into an Agreement and Plan of Merger (the "Merger Agreement"), among Summer USA, Kiddo Acquisition Co., Inc., a wholly-owned subsidiary of Summer USA ("Merger Sub"), Kiddopotamus & Company ("Kiddopotamus"), J. Chris Snedeker, Kristen Peterson Snedeker and Thomas K. Manning, under which the Company acquired Kiddopotamus, a leading manufacturer and supplier of infant nursery, travel and feeding accessories. Pursuant to the terms of the Merger Agreement, on April 18, 2008, Merger Sub merged with and into Kiddopotamus, with Kiddopotamus continuing as the surviving entity (the "Merger"). As a result of the merger, Kiddopotamus became a wholly-owned subsidiary of the Company.

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

        The pro forma effect on net revenues, earnings, and diluted earnings per share amounts for the year ended December 31, 2008, assuming the Basic Comfort and Kiddopotamus transactions had closed on January 1, 2008, is as follows:

(In Thousands)
Net revenues:	$138,298
Net income:	$4,763
Earnings per share: diluted	$0.31 per share

Butterfly Living Acquisition

        On July 17, 2009, the Company entered into an Asset Purchase Agreement (the "Acquisition Agreement") to acquire Butterfly Living, LLC ("Butterfly"), under which the Company acquired certain assets and liabilities of Butterfly, an innovative manufacturer of infant cribs, headquartered in Pennsylvania.

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The Company accounted for the acquisition under new guidance effective January 1, 2009. This new guidance requires that all assets, liabilities, contingent considerations, and contingencies of an acquired business be recorded at fair value at the acquisition date. In addition, acquisition costs generally must be expensed as incurred.

        Total purchase price recorded in connection with the acquisition was approximately $4,100,000, including approximately $3,600,000 representing the estimated fair value of contingent earn-out consideration to be paid quarterly through 2013 based on the achievement of certain financial targets. The first payment is due in April, 2010. Approximately $74,000 was paid in cash upon closing.

        The Company funded the cash portion of the total net purchase price from cash on hand. The total stock consideration of $461,000 was deposited in escrow to secure the post-closing indemnification obligations of the former Butterfly stockholders under the terms of the agreement.

        The following table summarizes the estimated preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition of Butterfly by Summer:

(In Thousands)
Inventory	$1,147
Other Intangible Assets	812
Goodwill	4,599
Accounts Payable and accrued liabilities assumed	(2,452)

Total purchase consideration	$4,106

        The Company has made a preliminary allocation of the excess purchase price to a specific intangible asset (customer list); this allocation was based on an initial analysis of the various intangible assets being acquired by Summer. The Company is in the process of finalizing its allocation and expects to adjust its allocation, if required, in the first quarter of 2010.

        The goodwill arising from the acquisition consists largely of synergies and economies of scale expected from selling Butterfly products through the Company's significant distribution chain and to existing customers. The goodwill is expected to be fully deductible for tax purposes.

        The estimated earn-out liability was calculated using a discount rate of 3.27% to discount the $4,000,000 potential future liability to its present value, then reduced for certain closing adjustments to $3,600,000. Management has concluded that the full potential earn out should be recorded at the time of acquisition (net of present value) based upon current sales generated by Butterfly products as well as projections of future business. The liability is recorded in other liabilities in the accompanying consolidated balance sheet, and did not require adjustment at December 31, 2009.

        Management believes the pro forma impact of the acquisition on net income and net income per share is not material.

Fair Value Measurements

        Effective January 1, 2008, the Company adopted the new standard regarding fair value which establishes a new framework for measuring fair value and expands related disclosures. Broadly, the framework requires fair value to be determined based on the exchange price that would be received for

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The standard established a three-level valuation hierarchy based upon observable and non-observable inputs.

        Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. Preference is given to observable inputs. These two types of inputs create the following fair value hierarchy:

  Level 1—Quoted prices for identical instruments in active markets.

  Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

  Level 3—Significant inputs to the valuation model are unobservable.

        The Company maintains policies and procedures to value instruments using the best and most relevant data available. In addition, the Company utilizes risk management resources that review valuation, including independent price validation.

        The Company uses derivatives to fix interest rates. As a matter of policy, the Company does not use derivatives for speculative purposes. This is a requirement in the Company's loan agreement to mitigate interest rate risk.

        The Company recognizes the fair value of interest rate swaps using Level 2 inputs. The Company's financial instruments include cash and cash equivalents, accounts and notes receivable, interest rate swaps, accounts payable, accrued expenses, and short and long-term borrowings. Because of their short maturity, the carrying amounts of cash and cash equivalents, accounts and notes receivable, accounts payable, accrued expenses and short-term borrowings approximate fair value. The carrying value of long-term borrowings approximates fair value, which is based on quoted market prices or on rates available to the Company for debt with similar terms and maturities.

        In the fourth quarter of 2008, the Company recorded a change in fair value of its interest rate swap. The effect was a decrease in the fair value of the swaps of approximately $1,150,000, and an increase in interest expense of $1,150,000. As of December 31, 2009 the fair value of the swaps now reflects a liability of approximately $821,000, which is included in "other liabilities" on the accompanying balance sheet. The change in fair value of the swap liability is recorded in "interest expense". The interest rate swaps are not accounted for as hedges.

        The notional amounts under the interest rate swap agreements total $20 million, which is approximately 60% of the Company's total outstanding bank debt at December 31, 2009.

Income taxes

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

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Effective January 1, 2007, the Company adopted the provisions of a new standard which provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a "more-likely-than-not" recognition threshold at the effective date to be recognized upon adoption and in subsequent periods. Upon the adoption, and at December 31, 2009 and 2008, the Company did not have any uncertain tax positions. No interest and penalties related to uncertain tax positions were accrued at December 31, 2009 and 2008.

        The tax years 2005 through 2009 remain open to examination by the major taxing jurisdictions in which the Company operates. The Company expects no material changes to unrecognized tax positions within the next twelve months.

Translation of Foreign Currencies

        The assets and liabilities of the Company's European, Canadian, and Asian operations have been translated into U.S. dollars at year-end exchange rates. All assets and liabilities of the Company's foreign affiliates are translated into U.S. dollars at the exchange rate in effect at the end of the year and the income and expense accounts of these affiliates have been translated at average rates prevailing during each respective year. Resulting translation adjustments are made to a separate component of stockholders' equity within accumulated other comprehensive income (loss).

Shipping Costs

        Shipping costs are included in selling expenses and amounted to approximately $2,566,000 and $1,882,000 for the years ended December 31, 2009 and 2008, respectively.

Advertising Costs

        The Company charges advertising costs to expense as incurred. Advertising expense, which consists primarily of promotional and cooperative advertising allowances provided to customers, was approximately $10,827,000 and $8,749,000, for the years ended December 31, 2009 and 2008, respectively.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Net Income Per Share

        Diluted earnings per share for the Company is computed by dividing net income by the sum of: the weighted-average number of shares of common stock outstanding during the period; the dilutive impact of "in the money" stock options; and unvested restricted shares issued to employees. Options to purchase 957,600 and 999,200 shares of the Company's common stock were not included in the calculation, due to the fact that these options were anti-dilutive for the years ended December 31, 2009 and 2008.

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements

        The FASB Accounting Standards Codification™ (Codification) is the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The adoption of the codification had no impact on the Company's financial position, results of operations or cash flows.

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

        In March 2008, the FASB issued a pronouncement pertaining to disclosures about derivative instruments and hedging activities. The relevant content enhances the disclosure requirements for derivative instruments and related hedged items accounted for under FASB ASC 815 and how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. The Company adopted the guidance in this topic as of January 1, 2009, with no material impact. See significant accounting policies section for additional disclosures.

        In December 2007, the FASB issued guidance on changes in the accounting for and reporting of business acquisitions. The objective is to provide consistency to the accounting and financial reporting of business combinations by using only one method, the purchase method. This Statement has been applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009 and has been applied to the 2009 acquisition discussed above.

        The Company does not believe that any other recently issued, but not yet effective accounting standards will have a material effect on the Company's consolidated financial position, results of operations, or cash flows.

        Certain items as of and for the year ended December 31, 2008 have been reclassified to conform with the current year presentation.

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. RESTATEMENT—2008

        In 2007 and 2008 the Company entered into various interest rate swap agreements that are required by the Company's loan agreement with Bank of America. The interest rate swaps are used to hedge against potential increases in interest rates by locking in a portion of the outstanding debt at a fixed rate. The fair value of the swaps was determined to be immaterial from the inception of the swaps until the fourth quarter of 2008. During the fourth quarter of 2008, the fair value declined due to the dislocation in the financial markets, but this was not recorded by the Company. In addition, the Company concluded the swaps do not qualify for hedge accounting treatment. Therefore, the Company has restated its 2008 results to record an increase in net liabilities and a reduction of stockholders' equity (through an after-tax charge in the income statement) of $700,000, which reflects the reduced fair value of the swaps at December 31, 2008. This reduced stockholders' equity from $62,200,000 to $61,500,000 at December 31, 2008. As long as the Company keeps these swaps in place until they terminate (as required by the bank), the fair value will be adjusted each quarter and will ultimately return to zero. The restatement of 2008 fourth quarter and annual results has no impact on operating income or cash flow of the Company. The Company filed its amended 2008 Form 10-K/A on January 4, 2010.

3. PROPERTY AND EQUIPMENT

        Property and equipment, at cost, consist of the following:

	December 31,
			Depreciation/ Amortization Period
	2009	2008
	(In Thousands)
Computer	$2,035	$1,463	5 years
Tools and dies and Prototypes	10,155	7,608	1-5 years
Building	4,156	4,156	30 years
Other	2,058	1,526	various

	18,404	14,753
Less accumulated depreciation	6,918	3,541

Property and Equipment, net	$11,486	$11,212

        Property and equipment includes amounts acquired under capital leases of approximately $915,000 and $827,000 at December 31, 2009 and 2008, respectively, with related accumulated depreciation of approximately $241,000 and $164,000, respectively. Depreciation is included in general and administrative expenses in the accompanying consolidated statements of income. Total depreciation expense was $3,579,000 and $2,493,000 for the years ended December 31, 2009 and 2008, respectively.

4. GOODWILL AND INTANGIBLE ASSETS

Goodwill

        Goodwill is tested for impairment on an annual basis and more frequently if facts and circumstances indicate goodwill carrying values exceed estimated fair values. Because the Company has fully integrated its acquisitions, it has determined that it has only one reporting unit for purposes of testing for goodwill impairment. Based on the impairment tests performed, there was no impairment of goodwill in 2009 or 2008.

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. GOODWILL AND INTANGIBLE ASSETS (Continued)

        The change in goodwill during the years ended December 31, 2009 and December 31, 2008 was as follows:

	(In Thousands) 2009	2008
Balance at beginning of year	$40,452	$30,820
Acquisitions and other additions	5,044	9,632

Balance at end of year	$45,496	$40,452

Intangible assets

        Intangible assets consist of the following:

	December 31,
	2009	2008
	(In Thousands)
Brand names	$10,900	$10,900
Patents and licenses	1,581	1,300
Customer lists	2,355	1,543
Other intangibles	1,994	1,949

	16,830	15,692
Less:Accumulated amortization	(1,126)	(562)

Intangible assets, net	$15,704	$15,130

        The amortization period for the intangible assets ranges from 5 to 10 years for those assets that have an estimated life; certain of the assets have indefinite lives (including brand names and several significant customer relationships). There was no impairment of intangible assets in 2009 or 2008.

        Amortization expense amounted to $564,000 and $390,000 for the years ended December 31, 2009 and 2008, respectively. Estimated amortization expense for the next five years is as follows:

Year ending December 31,	(In Thousands)
2010	$708
2011	695
2012	458
2013	430
2014	65

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

        Accounts payable and accrued expenses consist of the following:

	December 31,
	2009	2008
	(In Thousands)
Accounts payable	$17,910	$14,694
Customer advertising and allowances	3,134	2,652
Accrued purchases of inventory	3,860	3,217
Other (none in excess of 5% of current liabilities)	5,072	2,482

Total	$29,976	$23,045

6. DEBT

Credit Facilities

        On April 10, 2008, the Company entered into two three-year secured credit facilities (the "Loan Agreement") with Bank of America, N.A., as Administrative Agent, and each of the financial institutions a signatory to the Loan Agreement. The Loan Agreement provides for a $36,000,000 working capital revolving credit facility and a $10,000,000 non-restoring acquisition credit facility. The amounts outstanding under the revolving credit facility are payable in full upon maturity. The acquisition credit facility is payable in monthly installments of approximately $158,000, with the balance of approximately $6,000,000 payable upon maturity. The new credit facilities mature on June 30, 2011. The amount outstanding on the credit facilities at December 31, 2009 was $33,461,000, and the amount of availability was approximately $12,000,000.

        Aggregate maturities of long term debt related to this note are as follows:

		(In Thousands)
Year ending December 31:	2010	$1,896
	2011	31,565

	Total	$33,461

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

        These credit facilities bear interest at a floating rate based on a spread over LIBOR ranging from 150 basis points to 200 basis points, depending upon the ratio of the Company's total funded debt to EBITDA. The Company has also entered into various interest swap agreements which fixes the interest rates on a portion of the outstanding debt. As of December 31, 2009, the rate on these credit facilities

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. DEBT (Continued)

averaged 4.60%. In addition, these credit facilities have an unused line fee based on the unused amount of the credit facilities equal to 25 basis points.

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

        During 2009, the Company also initiated an agreement to borrow against certain international receivables. Approximately $472,000 relating to this agreement is included in current portion of long term debt at December 31, 2009.

  Sale-Leaseback

        On March 24, 2009 the Company entered into a definitive agreement with Faith Realty II, LLC, a Rhode Island limited liability company ("Faith Realty") (the members of which are Jason Macari, the current Chairman of the board of Directors and Chief Executive Officer of the Company, and his spouse), pursuant to which Faith Realty purchased the corporate headquarters of the Company located at 1275 Park East Drive, Woonsocket, Rhode Island (the "Headquarters"), for $4,052,500 and subsequently leased the Headquarters back to Summer USA for an annual rent of $390,000 during the initial seven year term of the lease, payable monthly and in advance. The lease will expire on the seventh anniversary of its commencement unless an option period is exercised by Summer USA. At that time, Summer USA will have the opportunity to extend the lease for one additional period of five years. If Summer USA elects to extend the term of the lease for an additional five years, the annual rent for the first two years of the extension term shall be equal to $429,000 and for the final three years of the extension term shall be equal to $468,000. In addition, during the first six months of the last lease year of the initial term of the lease, Summer USA has the option to repurchase the Headquarters for $4,457,750 (110% of the initial sale price). With the majority of the proceeds of the sale of the headquarters Summer USA paid off the construction loan relating to the Headquarters. Mr. Macari has given a personal guarantee to secure the Faith Realty debt on its mortgage; therefore, due to his continuing involvement in the building transaction and the Company's option to repurchase the building, the building remains on the books of the Company and the transaction has been recorded as a financing lease, with no gain recognition. At December 31, 2009, approximately $27,000 was included in accounts payable and accrued expenses, with the balance of approximately $3,767,000 included in other liabilities, in the accompanying consolidated balance sheet. This obligation is reduced each month (along with a charge to interest expense) as the rent payment is made to Faith Realty.

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. DEBT (Continued)

        On February 25, 2009, the Company's board of Directors (with Mr. Macari and Mr. Gibree abstaining from such action) approved the sale leaseback transaction. In connection therewith, the board granted a potential waiver, to the extent necessary, if at all, of the conflict of interest provisions of the Company's Model code of Ethics, effective upon execution of definitive agreements within the parameters approved by the Board. In connection with granting such potential waiver, the Board of Directors engaged independent counsel to review the sale leaseback transaction and an independent appraiser to ascertain (i) the value of the Headquarters and (ii) the market rent for the Headquarters. In reaching its conclusion that the sale leaseback transaction is fair to the Company, the Board of Directors considered a number of factors, including Summer USA's ability to repurchase the headquarters at 110% of the initial sale price at the end of the initial term.

        In addition, the Company's Audit Committee approved the sale leaseback transaction (as a related party transaction) and the potential waiver and recommended the matter to a vote of the entire Board of Directors (which approved the transaction).

7. INCOME TAXES

        The provision (benefit) for income taxes is summarized as follows:

	2009	2008
	(In Thousands)
Current:
Federal	$903	$36
Foreign	864	1,204
State and Local	462	313

Total Current	2,229	1,553
Deferred (primarily federal)	192	423

Total expense	$2,421	$1,976

        The tax effects of temporary differences that comprise the deferred tax liabilities and assets are as follows:

	2009	2008
	(In Thousands)
Assets (Liabilities)
Deferred tax asset-current:
Accounts receivable and inventory reserves	$301	$602
Research and development credit carry-forward and other	770	—

Net deferred tax asset-current	1,071	602

Deferred tax (liability) asset-non-current:
Intangible assets and other	(227)	265
Property, plant and equipment	(1,380)	(1,211)

Net deferred tax liability non-current:	(1,607)	(946)

Net deferred income tax liability	$(536)	$(344)

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INCOME TAXES (Continued)

        The following reconciles the provision for income taxes at the U.S. federal income tax statutory rate to the expense in the consolidated financial statements:

	2009	2008
	(In Thousands)
Tax expense at statutory rate	$2,746	$2,073
State income taxes, net of U.S. federal income tax benefit	333	280
Tax credits	(901)	(300)
Non-deductible expenses	256	31
Other	(11)	(108)

Total expense	$2,421	$1,976

8. STOCK OPTIONS AND RESTRICTED SHARES

        The Company has granted stock options and restricted shares under its 2006 Performance Equity Plan ("2006 Plan"). Under the 2006 Plan, awards may be granted to participants in the form of Non-Qualified Stock Options, Incentive Stock Options, Restricted Stock, Deferred Stock, Stock Reload Options and other stock-based awards. Subject to the provisions of the plan, awards may be granted to employees, officers, directors, advisors and consultants who are deemed to have rendered or are able to render significant services to the Company or its subsidiaries and who are deemed to have contributed or to have the potential to contribute to our success. Effective January 1, 2006, the Company adopted the fair value recognition standard, using the modified prospective transition method. The application of this standard resulted in share-based compensation expense for the years ended December 31, 2009 and 2008 of $785,000 and $360,000, respectively. Stock based compensation expense is included in selling, general and administrative expenses.

        The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Because the Company's common shares have only traded publicly as Summer Infant since March 2007, expected volatility for the year ended December 31, 2009 is estimated based on an arithmetic average of the volatility of four publicly-traded companies that operate in Summer's industry or sell into similar markets. Summer has insufficient history by which to estimate the expected term of the options, but used an estimate for grants of "plain vanilla" stock options based on a formula prescribed by the SEC. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense recognized in the consolidated financial statements in 2009 and 2008 is based on awards that are ultimately expected to vest. Because Summer's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. STOCK OPTIONS AND RESTRICTED SHARES (Continued)

        The following table summarizes the assumptions used for options granted during the year ended December 31, 2009 (there were no options granted in 2008):

Expected life (in years)	5.5
Risk-free interest rate	2.49%
Volatility	35.0%
Dividend yield	0%
Forfeiture rate	10%

        The weighted-average grant date fair value of options granted during the year ended December 31, 2009 was $0.73 per share which totals $788,000 for the 1,079,000 options granted during such period.

        A summary of the status of the Company's options as of December 31, 2009 and changes during the year then ended is presented below:

	Number Of Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	999,200	$5.23
Granted	1,079,000	2.38
Canceled	(63,600)	$5.23

Outstanding at end of year	2,014,600	$3.70

Options exercisable at December 31, 2009	582,800	$5.23

        The following table summarizes information about stock options at December 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$5.20 - $5.25	935,600	7.5	$5.23	582,800	$5.23
$2.14 - $4.33	1,079,000	9.2	$2.38	0	$2.38

	Number of Options	Grant Date Fair Value	Remaining Contractual Life
Non-Vested options at December 31, 2008	624,400	$1.57	8.5
Options Granted	1,079,000	$0.73	9.5
Options Vested	(207,600)	$1.57	7.2
Options forfeited	(63,600)	1.57	7.5

Non-Vested options at December 31, 2009	1,431,800	$0.94	8.0

        As of December 31, 2009, there was approximately $1,126,000 of unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 3 years. The total fair value of options vested during the year ended December 31, 2009 was approximately $326,000.

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. STOCK OPTIONS AND RESTRICTED SHARES (Continued)

        Restricted stock awards require no payment from the grantee. The related compensation cost of each award is calculated using either the market price on the grant date or the market price on the last day of the reported period and is expensed equally over the vesting period. A summary of restricted stock awards for the Company's stock incentive plan for the year ended December 31, 2009, is as follows:

	Number of Shares	Grant Date Fair Value
Unvested restricted stock awards as of December 31, 2008
Granted	349,000	2.17
Vested	(87,250)	2.17
Forfeited	(19,500)	2.17

Unvested restricted stock awards as of December 31, 2009	242,250	2.17

        As of December 31, 2009, there was approximately $332,000 of unrecognized compensation cost related to non-vested stock compensation arrangements granted under the Company's stock incentive plan for restricted stock awards. That cost is expected to be recognized over the next three years. The Company did not grant any restricted stock awards prior to 2009.

        The Company is authorized to issue up to 3,000,000 stock options and restricted shares under the 2006 Plan. As of December 31, 2009, there are 655,900 shares available to grant under the 2006 Plan.

9. WARRANTS

        The Company had 3,633,953 redeemable common stock purchase warrants (the "Warrants") outstanding at December 31, 2008. Each Warrant entitled the holder to purchase one share of common stock at an exercise price of $5.00 per share. The Warrants expired in April 2009, and there are currently no warrants outstanding.

10. CAPITAL LEASE OBLIGATIONS

        The Company leases certain equipment under capital leases which expire during 2010 and 2011.

        The leases require monthly payments of principal and interest, imputed at interest rates ranging from 3% to 19% per annum.

        The capital lease liability balance of approximately $509,000 and $398,000 is included in debt on the consolidated balance sheets as of December 31, 2009 and 2008, (of which approximately $215,000 is included in long-term debt each year, and the balance is in current portion of long-term debt). The minimum future lease payments, including principal and interest, are approximately $562,000 and $434,000, respectively.

11. PROFIT SHARING PLAN

        Summer Infant (USA), Inc maintains a defined contribution salary deferral plan (the Plan) under Section 401(k) of the Internal Revenue Code. All employees who meet the Plan's eligibility requirements can participate. Employees may elect to make contributions up to 25% of their compensation. In 2007, the Company adopted a matching plan which was funded throughout the year. For the years ended December 31, 2009 and 2008, the Company recorded 401(k) matching expense of $163,000 and $116,000, respectively.

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. MAJOR CUSTOMERS

        Sales to one customer comprised approximately 52% of net sales for the year ended December 31, 2009, and sales to two customers comprised 48% and 10% for the year ended December 31, 2008, respectively. Amounts due from the one customer in 2009 and the two customers in 2008 comprised approximately 50% and 63% of trade receivables at December 31, 2009 and 2008, respectively.

13. COMMITMENTS AND CONTINGENCIES

Royalty Commitments

        Summer Infant (USA), Inc has entered into various license agreements with third parties for the use of product designs and trade names for the products manufactured by the Company. These agreements have termination dates through August, 2013. Royalty expense under these licensing agreements for the years ended December 31, 2009 and 2008 were approximately $910,000 and $214,000, respectively.

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

License Agreements and Lease Commitments

        Summer USA leases an office under a three-year agreement which requires monthly payments of approximately $3,000 through September 2010.

        Summer USA leases certain vehicles under non-cancelable operating lease agreements. These leases are for a three-year term requiring monthly payments of approximately $8,000 through November 2012.

        Summer USA leases an office under a four year agreement which requires monthly payments of approximately $3,400 through July 2012.

        SIE leases office space under a non-cancelable operating lease agreement. This lease is for a five-year term through April 2012, and requires monthly payments of approximately $6,500. In addition, SIE is required to pay its proportionate share of property taxes.

        Summer Infant Canada, Ltd. entered into a five-year lease for office and warehouse space under a non-cancelable operating lease agreement expiring March 2013. The Company is obligated as part of the lease to pay maintenance expenses as well as property taxes and insurance costs as defined in the agreement. Monthly payments for the initial year are approximately $13,000 and escalate over the course of the lease term. Summer Infant Canada Ltd. has the option to renew this lease for one additional period of five years under the same terms and conditions.

        Summer Infant (USA) Inc. entered into a 28 month lease for office and warehouse space under a non-cancelable operating lease agreement. The Company is obligated to pay certain common area maintenance charges including insurance and utilities. Monthly payments for the initial year are approximately $29,750 and escalate over the course of the lease term.

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. COMMITMENTS AND CONTINGENCIES (Continued)

        During June 2009, Summer (USA) entered into a two year lease for warehouse space under a non-cancelable operating lease agreement expiring in January 2011. The Company is obligated as part of the lease to pay maintenance expenses, as defined in the agreement. Monthly payments for the two year agreement are approximately $35,000.

        During December 2007, Summer (USA) entered into a three year lease for warehouse space under a non-cancelable operating lease agreement expiring in February 2011. Summer (USA) is obligated as part of the lease to pay maintenance expenses as well as property taxes and insurance costs, as defined in the agreement. Monthly payments for the initial year are approximately $70,000, and escalate over the course of the lease term. Summer (USA) has the option to renew this lease for one additional period of three years under the same general terms and conditions. During November 2009, SIA entered into a two year office lease which requires monthly payments of $6,000 through October 2011.

        Approximate future minimum rental payments due under these leases are as follows:

Year Ending	(In Thousands)
December 31, 2010	$2,118
December 31, 2011	843
December 31, 2012	242
December 31, 2013	30

Total	$3,233

        Rent expense (excluding taxes, fees and other charges) for the year ended December 31, 2009 and 2008 totaled approximately $1,629,000 and $1,923,000, respectively.

Employment Contracts

        In accordance with United Kingdom and EU law, SIE has employment contracts with all employees. In connection with these contracts, SIE is required to fund the individual pension contributions of certain employees at varying rates from 5% to 10% of the employee's annual salary, as part of their total compensation package. These pension contributions are expensed as incurred. There are no termination benefit provisions in these contracts.

Factoring Agreement

        In 2009 SIE entered into an accounts receivable factoring agreement with Coface. SIE receives advances from Coface based on actual accounts receivable created by SIE. The total advances outstanding as of December 31, 2009 totaled approximately $472,000, which is recorded as a current liability.

Litigation

        The Company is involved in various claims and legal actions arising in the ordinary course of business. Management is of the opinion that the ultimate outcome of these matters would not have a material adverse impact on the financial position of the Company or the results of its operations.

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. GEOGRAPHICAL INFORMATION

        The Company distributes branded durable baby products throughout the United States, Canada, and the United Kingdom, and various other parts of the world.

        The following is a table that presents net revenue by geographic area:

	December 31,
	2009	2008
	(In Thousands)
North America	$144,433	$125,018
All Other	9,048	7,351

	$153,481	$132,369

        The following is a table that presents total assets by geographic area:

	2009	2008
	(In Thousands)
North America	$137,220	$127,189
Europe	4,195	3,273
Asia	538	73

	$141,953	$130,535

15. SUBSEQUENT EVENTS

        No subsequent events occurred which require disclosure or accrual in the financial statements.

SIGNATURES

        Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 10th day of March 2010.

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

Name	Title	Date

/s/ JASON MACARI Jason Macari	Director and Chief Executive Officer (Principal Executive Officer)	March 10, 2010
/s/ JOSEPH DRISCOLL Joseph Driscoll	Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2010
/s/ STEVEN GIBREE Steven Gibree	Executive Vice President of Product Development and Director	March 10, 2010
/s/ MARTIN FOGELMAN Martin Fogelman	Director	March 10, 2010
/s/ ROBERT STEBENNE Robert Stebenne	Director	March 10, 2010

Name	Title	Date

/s/ RICHARD WENZ Richard Wenz	Director	March 10, 2010
/s/ DERIAL SANDERS Derial Sanders	Director	March 10, 2010
/s/ DAN ALMAGOR Dan Almagor	Director	March 10, 2010

Exhibits.

Exhibit	Description
2.1	Agreement and Plans of Reorganization dated as of September 1, 2006, by and among KBL Healthcare Acquisition Corp. II, and its wholly owned subsidiary, SII Acquisition Corp. ("Acquisition Sub"), Summer Infant, Inc. ("SII"), Summer Infant Europe, Limited ("SIE") and Summer Infant Asia, Ltd. ("SIA" and, collectively, with SII and SIE, the "Targets") and the stockholders of the Targets(1)
2.2	Purchase and Sale Agreement dated March 24, 2009 between Summer Infant (USA), Inc. ("Summer (USA)") and Faith Realty II, LLC ("Faith Realty")(8)
2.3	Lease Agreement dated March 24, 2009 between Summer (USA) and Faith Realty(8)
3.1	Amended and Restated Certificate of Incorporation(3)
3.2	Bylaws(3)
4.1	Specimen Common Stock Certificate(3)
4.2	Specimen Warrant Certificate(3)
4.3	Warrant Agreement(4)
10.1	Revolving Credit Agreement by and among Bank of America, N.A. and Summer Infant, Inc., Et al, dated April 10, 2008(9)
10.2	Amendment to Revolving Credit Agreement by and among Bank of America, N.A. and Summer Infant, Inc., Et al, dated June 30, 2008.(10)
103	Construction Loan Agreement by and between the Bank of America, N.A. and Faith Realty, LLC dated December 21, 2006(2)
10.4	Secured Promissory Note made by Faith Realty in favor of Bank of America, N.A.(2)
10.5	Open-End Mortgage and Security Agreement by and between Faith Realty, LLC and Bank of America, N.A. dated December 21, 2006(2)
10.6	Collateral Assignment of Leases and Rents made by Faith Realty, LLC in favor of Bank of America, N.A. dated December 21, 2006(2)
10.7	Assignment of Project Contracts made by Faith Realty, LLC in favor of Bank of America, N.A. dated December 21, 2006(2)
10.8	Assumption and Modification Agreement by and among Faith Realty, LLC, Summer Infant, Inc., and Bank of America, N.A. dated March 6, 2007(2)
10.9
Revolving Credit Agreement by and among Bank of America, N.A. and Summer Infant, Inc., Summer Infant Europe Limited, and Summer Infant Asia Limited dated July 19, 2005, as amended on December 29, 2005, April 30, 2006, July 31 2006, and December 21, 2006(2)
10.10
Amendment to Revolving Credit Agreement dated January 30, 2008 by and among Bank of America, N.A. and Summer Infant, Inc., Summer Infant Europe Limited, and Summer Infant Asia Limited dated July 19, 2005, as amended.(5)
10.11	Security Agreement by and between Summer Infant, Inc. and Bank of America, N.A. dated July 19, 2005(2)

Exhibit		Description
10.12		Deed of Guarantee and Debenture between Summer Infant Europe Limited and Bank of America, N.A. dated October 28, 2005(2)
10.13		Acquisition agreement by and between Kiddopotamus and Company and Summer Infant, Inc., dated April 18, 2008(6)
10.14		Registration Rights Agreement, dated as f April 18, 2008, by and among Summer Infant, Inc. and J. Chris Snedeker and Kristen Peterson Snedeker(6)
10.15		Voting Agreement(1)
10.16		Escrow Agreement(1)
10.17		Registration Rights Agreement by and among the Company and Jason Macari and Steven Gibree(1)
10.18	**	Dr. Marlene Krauss Employment Agreement(1)
10.19	**	Jason Macari Employment Agreement(1)
10.20	**	Steven Gibree Employment Agreement(1)
10.21	**	Joseph Driscoll Employment Agreement(1)
10.22	**	2006 Performance Equity Plan(1)
10.23		Distribution and License Agreement by and between The Blanket Factory Ltd. and Summer Infant, Inc. dated February 9, 2007(2)
16.1		Former Independent Registered Public Accounting Firm Confirmation Letter(7)
21.1		List of Subsidiaries(5)
23.1	*	Consent of Independent Registered Public Accounting Firm
23.2	*	Consent of Independent Registered Public Accounting Firm
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

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

(5)
Incorporated by reference to the Annual Report on Form 10-K filed March 27, 2008

(6)
Incorporated by reference to the Current Report on Form 8-K filed April 18, 2008

(7)
Incorporated by reference to the Current Report on Form 8-K filed May 27, 2009

(8)
Incorporated by reference to the Amendment to Quarterly Report on Form 10-Q/A filed August 18, 2009

(9)
Incorporated by reference to the Quarterly Report on Form 10-Q filed May 12, 2008

(10)
Incorporated by reference to Amendment No. 2 to Annual Report on Form 10-K/A filed August 18, 2009