Form 10-Q
period 2010-03-31
Summer Infant, Inc.
filed 2010-05-11
CIK 1314772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15d of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

As of May 1, 2010, there were 15,437,477 shares outstanding of the registrant’s Common Stock, $.0001 par value per share.

Summer Infant, Inc.

Form 10Q

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

Note that all amounts presented in the attached table are in thousands of US dollars except share amounts and par value amounts.

	Unaudited
	March 31, 2010	December 31, 2009

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$1,617	$932
Trade receivables, net of allowance for doubtful accounts	39,464	32,520
Inventory, net	31,648	32,012
Prepaids and other current assets	2,960	2,495
Deferred tax assets	1,071	1,071
TOTAL CURRENT ASSETS	76,760	69,030
Property and equipment, net	12,040	11,486
Goodwill	45,496	45,496
Other intangible assets, net	15,434	15,704
Other assets	202	237
TOTAL ASSETS	$149,932	$141,953

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$29,876	$29,966
Current portion of long term debt	3,218	2,663
TOTAL CURRENT LIABILITIES	33,094	32,629
Long term debt, less current portion	37,628	31,780
Other liabilities	6,725	6,957
Deferred tax liabilities	1,607	1,607
TOTAL LIABILITIES	79,054	72,973

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common Stock $.0001 par value, issued and outstanding 15,437,477 and 15,356,727, respectively	1	1
Additional paid in capital	55,523	55,342
Retained earnings	15,668	13,903
Accumulated other comprehensive loss	(315)	(266)

TOTAL STOCKHOLDERS’ EQUITY	70,878	68,980

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$149,932	$141,953

See notes to condensed consolidated financial statements

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

Note that all amounts presented in the attached table are in thousands of US dollars except share and per share amounts.

	Unaudited
	For the three months ended
	March 31, 2010	March 31, 2009

Net revenues	$44,116	$34,849

Cost of goods sold	27,187	23,192

Gross profit	16,929	11,657

Selling, general and administrative expenses (including stock-based compensation expense)	14,042	10,660

Net operating income	2,887	997

Interest expense, net	(367)	(421)

Income before provision for income taxes	2,520	576

Provision for income taxes	756	173

NET INCOME	$1,764	$403

Net income per share:

BASIC	$0.11	$0.03

DILUTED	$0.11	$0.03

Weighted average shares outstanding:

BASIC	15,412,631	15,128,490

DILUTED	16,134,659	15,392,782

See notes to condensed consolidated financial statements.

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Note that all amounts presented in the attached table are in thousands of US dollars.

	Unaudited
	For the three months ended
	March 31, 2010	March 31, 2009

Cash flows from operating activities:

Net income	$1,764	$403

Adjustments to reconcile net income to net cash used in operating activities

Depreciation and amortization	1,215	1,001

Stock-based compensation	181	365

Change in value of interest rate Swap agreements	(79)	—

Changes in assets and liabilities net of effects of acquisitions:

Increase in trade receivables	(7,595)	(3,209)

Decrease (increase) in inventory	(356)	3,808

Decrease (increase) in prepaids and other assets	(495)	412

Increase (decrease) in accounts payable and accrued expenses	71	(4,268)

Net cash used in operating activities	(5,294)	(1,488)

Cash flows from investing activities:

Acquisitions of property and equipment	(1,511)	(844)

Acquisition of intangible assets	—	(37)

Net cash used in investing activities	(1,511)	(881)

Cash flows from financing activities:

Proceeds from sale of building (net of closing costs of $150)	—	3,903

Net borrowings (repayments) on line of credit and other debt	6,758	(1,660)

Net cash provided by financing activities	6,758	2,243

Effect of exchange rate changes on cash and cash equivalents	733	(50)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	685	(176)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	932	988

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,617	$812

Building related finance obligation	$—	$3,902

Cash paid for interest	$342	$395

Cash paid for income taxes	$577	$145

SUMMER INFANT, INC.  AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.                       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying interim condensed consolidated financial statements of Summer Infant, Inc. (the “Company”, or “Summer”) are unaudited, but in the opinion of management, reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results for the interim periods. Accordingly, they do not include all information and notes required by generally accepted accounting principles (“GAAP”) for complete financial statements. The results of operations for interim periods are not necessarily indicative of results to be expected for the entire fiscal year or any other period. The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes for the year ended December 31, 2009 filed on Form 10-K on March 10, 2010.

All significant intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements.

Income Taxes

The provision for income taxes is based on the Company’s estimated annualized effective tax rate for the year.

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, it is more likely than not such benefits will be realized.  The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses.  No interest and penalties related to uncertain tax positions were accrued at March 31, 2010. The tax years 2006 through 2009 remain open to examination by the major taxing jurisdictions in which the Company operates. The Company expects no material changes to unrecognized tax positions within the next twelve months.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Net Income Per Share

Basic earnings per share for the Company are computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share includes the dilutive impact of outstanding stock options and unvested restricted shares.

Translation of Foreign Currencies

The assets and liabilities of the Company’s European, Canadian, and Asian operations have been translated into U.S. dollars at year-end exchange rates. All assets and liabilities of the Company’s foreign affiliates are translated into U.S. dollars at the exchange rate in effect at the end of the year and the income and expense accounts of these affiliates have been translated at average rates prevailing during each respective year. Resulting translation adjustments are made to a separate component of stockholders’ equity within accumulated other comprehensive income (loss).

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued a new standard which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired company. The new standard also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of the new standard are effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company adopted this standard, as applicable, on January 1, 2009.

In December 2007, the FASB issued a new standard which establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. In addition, the new standard also includes expanded disclosure requirements regarding interests of the parent and its non-controlling interest. The provisions of the new standard are effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company adopted this standard, as applicable, on January 1, 2009.

In April 2008, the FASB issued new guidance which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of the new guidance is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. The new guidance is effective for fiscal years beginning after December 15, 2008 and is effective beginning January 1, 2009. Adoption did not have a material impact on the Company’s consolidated results of operations and financial condition.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

2.                       DEBT

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

These credit facilities bear interest at a floating rate based on a spread over LIBOR ranging from 150 basis points to 200 basis points, depending upon the ratio of the Company’s total funded debt to EBITDA.  As of March 31, 2010, the blended interest rate for these credit facilities was 4.1%. In addition, these credit facilities have an unused line fee based on the unused amount of the credit facilities equal to 25 basis points.  The total amount outstanding on these facilities at March 31, 2010 was $39,187,000.

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

During 2009, the Company initiated an agreement to borrow against certain international receivables. Approximately $965,000 relating to this agreement is included in current portion of long term debt at March 31, 2010.

3.                                      Fair Value Measurements

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

Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. Preference is given to observable inputs. These two types of inputs create the following fair value hierarchy:

Level 1—Quoted prices for identical instruments in active markets.

Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3—Significant inputs to the valuation model are unobservable.

The Company maintains policies and procedures to value instruments using the best and most relevant data available. In addition, the Company utilizes risk management resources that review valuation, including independent price validation. Management concludes there has been no material change in the company’s credit risk nor that of Bank of America and therefore the valuation of the liability is reasonable.

The Company recognizes the fair value of interest rate swaps using Level 2 inputs.

As of March 31, 2010 the fair value of the swaps now reflects a liability of approximately $742,000, which is included in “other liabilities” on the accompanying balance sheet. The change in fair value of the swap liability is recorded in “interest expense”. The interest rate swaps are not accounted for as hedges.

The notional amounts under the interest rate swap agreements total $20 million, which is approximately 50% of the Company’s total outstanding bank debt at March 31, 2010.

4.                                      Derivative Instruments

The Company is exposed to interest rate risk primarily through its borrowing activities. The Company’s long-term debt is a variable rate instrument. The Company entered into three interest rate swap contracts under which the Company agreed to pay an amount equal to a specified fixed rate of interest times a notional principal amount, and to in turn receive an amount equal to a specified variable rate of interest times the same notional principal amount.

The Company uses derivatives to fix interest rates. As a matter of policy, the Company does not use derivatives for speculative purposes. This is a requirement in the Company’s loan agreement to mitigate interest rate risk.

The interest rate swap contracts require payment of a fixed rate of interest and the receipt of a variable rate of interest at the LIBOR one month index rate plus 150-200 basis points on a notional amount of indebtedness.

	Rate	Notional Amt	Eff. Date	Mat. Date	Mark-to-Market @ 3/31/10
Swap 1	7.06%	3,771,904	6/21/2007	6/7/2012	$(363,414)
Swap 2	3.50%	6,000,000	5/12/2008	4/08/2011	$(202,139)
Swap 3	2.92%	10,000,000	11/3/2008	11/01/2010	$(176,601)
					$(742,154)

5.                       REAL ESTATE TRANSACTION

On March 24, 2009 the Company entered into a definitive agreement with Faith Realty II, LLC, a Rhode Island limited liability company (“Faith Realty”) (the members of which are Jason Macari, the current Chairman of the Board of Directors and President of the Company, and his spouse), pursuant to which Faith Realty will purchase the corporate headquarters of the Company located at 1275 Park East Drive, Woonsocket, Rhode Island (the “Headquarters”) and subsequently lease the Headquarters back to Summer USA (collectively, the “Transactions”).  Pursuant to the terms of that certain Purchase and Sale Agreement between Summer USA and Faith Realty, dated as of March 24, 2009, Faith Realty purchased the Headquarters for $4,052,500 and then leased the Headquarters back to Summer USA for an annual rent of $390,000 during the initial seven (7) year term of the lease, payable monthly and in advance.  The lease will expire on the seventh (7th) anniversary of its commencement unless an option period is exercised by Summer USA.  At that time, Summer USA will have the opportunity to extend the lease for one (1) additional period of five (5) years.  If Summer USA elects to extend the term of the lease for an additional five (5) years, the annual rent for the first two (2) years of the extension term shall be equal to $429,000 and for the final three (3) years of the extension term shall be equal to $468,000.  In addition, during the first six (6) months of the last lease year of the initial term of the lease Summer USA has the option to repurchase the Headquarters for $4,457,750 (110% of the initial sale price).  The Transactions were consummated concurrently with the execution of the definitive agreements.  With the majority of the proceeds of the sale of the Headquarters, Summer USA paid off the construction loan relating to the Headquarters.  Mr. Macari has given a personal guarantee to secure the Faith Realty debt on its mortgage; therefore, due to his continuing involvement in the building transaction and the Company’s option to repurchase the building, the building remains on the books of the Company and the transaction has been recognized as a financing, with no gain recognized.  The Company also has recorded a finance obligation under other liabilities in regards to this transaction; the outstanding liability at March 31, 2010 was $3,752,000, of which approximately $138,000 is included in accounts payable and accrued expenses and the remaining $3,614,000 is included in other liabilities, in the accompanying consolidated balance sheet.

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

6.                        COMMITMENTS AND CONTINGENCIES

Litigation

The Company is a party to routine litigation and administrative complaints incidental to its business.  Management does not believe that the resolution of any or all of such routine litigation and administrative complaints is likely to have a material adverse effect on the Company’s financial condition or results of operations.

7.                        STOCK OPTIONS AND RESTRICTED SHARES

The Company has granted stock options under its 2006 Performance Equity Plan (“2006 Plan”).  Under the 2006 Plan, awards may be granted to participants in the form of Non-Qualified Stock Options, Incentive Stock Options, Restricted Stock, Deferred Stock, Stock Reload Options and other stock-based awards.  Subject to the provisions of the plan, awards may be granted to employees, officers, directors, advisors and consultants who are deemed to have rendered or are able to render significant services to the Company and who are deemed to have contributed or to have the potential to contribute to the Company’s success. The Company has issued both stock options and restricted shares to employees and board members.

Share-based compensation expense for the three months ended March 31, 2010 and 2009 was approximately $181,000 and $365,000, respectively.  As of March 31, 2010, there were 2,143,100 stock options outstanding, and 161,500 unvested restricted shares outstanding.

During the three months ended March 31, 2010, the Company granted 128,500 stock options. The key assumptions used in determining the valuation included:

• Expected life	-	6 years
• Volatility	-	60%
• Discount rate	-	0.64%

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this Report on Form 10-Q, that are not purely historical, are forward-looking information and statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These include statements regarding our expectations, intentions, or strategies regarding future matters. All forward-looking statements included in this document are based on information available to us on the date hereof. It is important to note that our actual results could differ materially from those projected in such forward-looking statements contained in this Form 10-Q. The forward-looking statements contained herein are based on current expectations that involve numerous risks and uncertainties.  These risks include the concentration of the Company’s business with retail customers; the ability of the Company to compete in the industry; the Company’s dependence on key personnel; the Company’s reliance on foreign suppliers; and other risks as detailed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and subsequent filings with the Securities and Exchange Commission All these matters are difficult or impossible to predict accurately, many of which may be beyond our control. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate.

The information contained in this section has been derived from the Company’s consolidated financial statements and should be read together with the consolidated financial statements and related notes included elsewhere in this filing.

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

The Company’s critical accounting policies are disclosed in the Company’s Annual Report on Form 10-K.  There have been no material changes to these policies during the first three months of 2010. This summary of critical accounting policies of Summer is presented to assist in understanding Summer’s consolidated financial statements. The consolidated financial statements and notes are representations of Summer’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the consolidated financial statements.

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

Nature of operations

Summer is engaged in the design, marketing and distribution of juvenile products.  Over 90% of the Company’s  revenues are derived from retail customers in North America, with the balance of revenues being generated in Europe, Asia, and Central/South America.

Income taxes

Effective January 1, 2007, we adopted the provisions of new accounting guidance which provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon adoption and in subsequent periods. Upon adoption, we had no unrecognized tax benefits.

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carry-forwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence; it is more likely than not such benefits will be realized.  The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses.  No interest and penalties related to uncertain tax positions were accrued at March 31, 2010. The tax years 2006 through 2009 remain open to examination by the major taxing jurisdictions. The Company expects no material changes to unrecognized tax positions within the next twelve months.

Company Overview

Summer is a designer, marketer, and distributor of branded juvenile health, safety and wellness products which are sold principally to large North American and UK retailers.  Summer currently has more than 80 proprietary products in various product categories including nursery audio/video monitors, safety gates, durable bath products, bed rails, infant thermometers and related health and safety products, booster and potty seats and bouncers.

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

•                  New geographies (international expansion);

•                  New product categories

•                  Acquisitions

Summer has been able to grow its annual revenues significantly through a combination of all of the above factors. Each year it has been able to expand the number of products into its main distribution channel, mass merchant retailers, and has also added new customers each year. Therefore, even without new product introductions, Summer could grow its business by simply selling more of its existing product line to existing customers.

For 2010 and beyond, the growth strategy of Summer will be to continue to develop and sell new products to its existing customer base, sell new and existing products to new customers (or expand relationships with existing customers), and to expand in the UK and in other geographic regions (including Japan, Mexico and Australia, among others).

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

On July 17, 2009 Summer acquired Butterfly Living, Inc., a manufacturer of cribs and related nursery furniture.

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

As Summer continues to grow through internal initiatives and any additional future acquisitions, it will incur additional expenses.  Two of the key areas in which such increased expenses will likely occur are sales and product development. To grow sales, Summer will likely hire additional sales personnel to service new geographic territories, focus existing resources on specific parts of the United States market and retain product line specialists to drive sales of new and existing products in specific areas in which Summer believes it can readily increase sales. Product development expenses are expected to increase as Summer develops new products in existing and new categories. As a result of its acquisition strategy, Summer will face various challenges such as the integration of the acquired companies’ product lines, employees, marketing requirements and information systems. Ongoing infrastructure investment also may be required to support realized growth, including expenditures with respect to upgraded and expanded information systems and enhancing the company’s management team.

Sales

Summer’s sales are primarily derived from the sale of juvenile health, safety and wellness products and are recognized upon transfer of title of product to Summer’s customers. Summer’s products are marketed through several distribution channels including chain retailers, specialty retailers and direct to consumers.

Over 90% of sales are currently made to customers in North America. Sales are made utilizing standard credit terms of 30 to 90 days. Summer generally accept returns only for defective merchandise.

Cost of goods sold and other expenses

Summer’s products are manufactured by third parties, with approximately 80-85% of the dollar value of products being manufactured in China and the majority of the balance being manufactured in the United States and other countries.  Cost of goods sold primarily represents purchases of finished products from these third party manufacturers. The remainder of Summer’s cost of goods sold includes tooling depreciation, freight-in from suppliers and miscellaneous charges from contract manufacturers. Substantially all of Summer’s purchases are made in US dollars, therefore most of this activity is not subject to currency fluctuations. If Summer’s suppliers experience increased raw materials, labor or other costs and pass along such cost increases through higher prices for finished goods, Summer’s costs of sales would increase, and to the extent we are unable to pass such price increases along to Summer’s customers, Summer’s gross margins would decrease.

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

Results of Operations

Condensed Consolidated Statements of Income

For the Three Months Ending March 31, 2010 and 2009

(in thousands of US dollars)

	Three Months Ended March 31, 2010		Three Months Ended March 31, 2009
	(Unaudited)		(Unaudited)
Net sales	$44,116	100.0%	$34,849	100.0%
Cost of goods sold	27,187	61.6%	23,192	66.6%
Gross profit	16,929	38.4%	11,657	33.4%

OPERATING EXPENSES
Selling, general and administrative expenses (excluding depreciation, amortization, and stock-based compensation expense)	12,646	28.7%	9,294	26.7%
EBITDA(a)	$4,283	9.7%	$2,363	6.8%

(a) See non-GAAP discussion below regarding the computation of EBITDA.

Three months ended March 31, 2010 compared with three months ended March 31, 2009

Net sales increased 27% from approximately $34,849,000 for the three months ended March 31, 2009 to approximately $44,116,000 for the three months ended March 31, 2010. This sales increase was primarily attributable to increased distribution of Summer’s products throughout Summer’s customer base, and new product introductions.  Significant increases were noted in many key accounts.

Gross profit increased 45% from approximately $11,657,000 for the three months ended March 31, 2009 to approximately $16,929,000 for the three months ended March 31, 2010.  The gross profit as a percentage of sales increased to 38.4% from 33.4% in the prior year.  The increase as a percentage of sales is primarily due to lower costs of finished goods from the Company’s vendors in Asia and the US, in addition to an improved product mix.

Selling, general and administrative expenses increased from approximately $9,294,000 for the three months ended March 31, 2009 to approximately $12,646,000 for the three months ended March 31, 2010. This increase was primarily attributable to increases in headcount, higher variable selling expenses due to the increase in sales, increased promotional costs, and costs associated with new product development.  Selling, general and administrative expenses increased to 28.7% of net sales in the three months ended March 31, 2010 from 26.7% of net sales in the three months ended March 31, 2009.

EBITDA increased from approximately $2,363,000 for the three months ended March 31, 2009 to approximately $4,283,000 for the three months ended March 31, 2010, an increase of 81%.

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

For the three months ended March 31, 2010, net cash used in operating activities was $5,294,000.  This was primarily due to increases in trade receivables of $7,595,000, which is a direct result of the significant increase in sales for the Company.   See detailed discussion of the working capital cycle of Summer above.

Net cash used in investing activities was $1,511,000, which primarily relates to the purchase of tooling used in the manufacturing process and other additions to property, plant and equipment.

Net cash provided by financing activities was $6,758,000, which relates to borrowings on the line of credit to fund working capital increases and capital spending.

Based on the above factors, the net cash increase for the three months ended March 31, 2010 was $686,000, resulting in a cash balance of $1,617,000 at March 31, 2010.

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

These new credit facilities bear interest at a floating rate based on a spread over LIBOR ranging from 150 basis points to 200 basis points, depending upon the ratio of the Company’s total funded debt to EBITDA.  As of March 31, 2010, the blended interest rate for these credit facilities was 4.1%.  In addition, these new credit facilities have an unused line fee based on the unused amount of the credit facilities equal to 25 basis points.  The total amount outstanding on these facilities was $39,187,000 at March 31, 2010.

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

The Company was in compliance with all covenants under its line of credit as of March 31, 2010.

During 2009, the Company also initiated an agreement to borrow against certain international receivables.  Approximately $965,000 relating to this agreement is included in current portion of long term debt at March 31, 2010.

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

Non-GAAP Discussion

In addition to its GAAP results, Summer considers non-GAAP measures of its performance. Adjusted EBITDA, as defined below, is an important supplemental financial measure of Summer’s performance that is not required by, or presented in accordance with, GAAP. As used herein, “Adjusted EBITDA” represents net income before income taxes, interest expense, non-cash stock option expense, and depreciation and amortization. Summer’s management uses Adjusted EBITDA as a financial measure to assess the ability of its assets to generate cash sufficient to pay interest on its indebtedness, meet capital expenditure and working capital requirements, and otherwise meet its obligations as they become due. Summer’s management believes that the presentation of Adjusted EBITDA provides useful information regarding Summer’s results of operations because they assist in analyzing and benchmarking the performance and value of Summer’s business. Summer believes that Adjusted EBITDA is useful to stockholders as a measure of comparative operating performance, as it is less susceptible to variances in actual performance resulting from depreciation and amortization and more reflective of changes in pricing decisions, cost controls and other factors that affect operating performance.

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

The following table presents a reconciliation of Summer’s Adjusted EBITDA to net income, its most directly comparable GAAP financial measure, on a historical basis, for the periods presented:

Reconciliation of unaudited Adjusted EBITDA to Net Income (in thousands of US dollars):

	Three Months Ended March 31
	2010	2009
Net income	$1,764	$403
Income taxes	756	173
Non cash stock-based compensation expense	181	365
Interest expense	367	421
Depreciation and amortization	1,215	1,001
Adjusted EBITDA, as defined	$4,283	$2,363

ITEM 4T.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as of March 31, 2010.  Our principal executive officer and principal financial officer have concluded, based on their evaluation, that as of the end of the period covered by this report, our controls and procedures were effective as of March 31, 2010.

(b) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.                Legal Proceedings

None.

ITEM 1A.       Risk Factors

Not applicable.

ITEM 2.                Unregistered Sales of Equity Securities and Use of Funds.

None.

ITEM 3.                Defaults Upon Senior Securities

None.

ITEM 5.                Other Information.

None.

ITEM 6.                      Exhibits

Exhibit	Description
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Jason Macari, Chief Executive Officer of Summer Infant, Inc., pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Joseph Driscoll, Chief Financial Officer of Summer Infant, Inc., pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Summer Infant, Inc.

May 11, 2010

/s/ Jason Macari
Jason Macari
Chief Executive Officer

May 11, 2010

/s/ Joseph Driscoll
Joseph Driscoll
Chief Financial Officer