Form 10-Q
period 2010-06-30
Summer Infant, Inc.
filed 2010-08-09
CIK 1314772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15d of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

Summer Infant, Inc.

(Name of Registrant as Specified in Its Charter)

Commission file number 001-33346

Delaware	20-1994619
(State of Incorporation)	IRS Employer Identification Number

1275 Park East Drive
Woonsocket, RI 02895	(401) 671-6550
(Address of principal executive offices and zip code)	(Registrant’s telephone number)

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

As of July 15, 2010, there were 15,437,477 shares outstanding of the registrant’s Common Stock, $.0001 par value per share.

Summer Infant, Inc.

Form 10-Q

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

Note that all amounts presented in the attached table are in thousands of US dollars except share amounts.

	Unaudited June 30, 2010	December 31, 2009

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$2,699	$932
Trade receivables, net of allowance for doubtful accounts	40,678	32,520
Inventory, net	40,937	32,012
Prepaids and other current assets	3,147	3,566
TOTAL CURRENT ASSETS	87,461	69,030
Property and equipment, net	13,192	11,486
Goodwill	45,496	45,496
Other intangible assets, net	15,219	15,704
Other assets	190	237
TOTAL ASSETS	$161,558	$141,953

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$38,753	$29,966
Current portion of long term debt	3,088	2,663
TOTAL CURRENT LIABILITIES	41,841	32,629
Long term debt, less current portion	38,587	31,780
Other liabilities, including deferred taxes	7,984	8,564
TOTAL LIABILITIES	88,412	72,973

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS’ EQUITY
Common Stock $.0001 par value, issued and outstanding 15,437,477 and 15,356,727, respectively	1	1
Additional paid in capital	55,681	55,342
Retained earnings	17,857	13,903
Accumulated other comprehensive loss	(393)	(266)

TOTAL STOCKHOLDERS’ EQUITY	73,146	68,980

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$161,558	$141,953

See notes to condensed consolidated financial statements

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

Note that all dollar amounts presented in the table below are in thousands of US dollars except share and per share amounts.

	Unaudited For the three months ended		Unaudited For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009

Net revenues	$49,483	$38,361	$93,599	$73,210
Cost of goods sold	30,981	24,744	58,168	47,936
Gross profit	18,502	13,617	35,431	25,274
Selling, general and administrative expenses (a)	15,060	10,795	29,102	21,455
Net operating income	3,442	2,822	6,329	3,819
Interest expense, net	(314)	(475)	(681)	(896)
Income before provision for income taxes	3,128	2,347	5,648	2,923
Income tax expense	938	704	1,694	877
NET INCOME	$2,190	$1,643	$3,954	$2,046

NET INCOME PER SHARE - BASIC	$0.14	$0.11	$0.26	$0.14
Weighted average shares outstanding - basic	15,437,477	15,143,032	15,425,054	15,135,801

NET INCOME PER SHARE - DILUTED	$0.13	$0.11	$0.24	$0.13
Weighted average shares outstanding- diluted	16,508,386	15,392,782	16,353,211	15,392,782

See notes to condensed consolidated financial statements.

(a) Includes non-cash stock-based compensation expense of $339 and $499 for the six months ended June 30, 2010 and 2009, respectively, and expense of $158 and $134 for the three months ended June 30, 2010 and 2009, respectively.

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Note that all dollar amounts presented in the table below are in thousands of US dollars.

	Unaudited For the six months ended
	June 30, 2010	June 30, 2009

Cash flows from operating activities:
Net income	$3,954	$2,046
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	2,483	2,029
Non-cash stock option expense	339	499

Change in value of interest rate swap agreements	(208)	—
Changes in assets and liabilities net of effects of acquisition:
Increase in accounts receivable	(8,854)	(3,033)
(Increase) decrease in inventory	(9,691)	4,304
Increase (decrease) in accounts payable and accrued expenses	8,984	(544)
Decrease in prepaids and other current assets	418	407

Net cash provided by (used in) operating activities	(2,575)	5,708
Cash flows from investing activities:
Acquisitions of property and equipment	(3,708)	(1,897)

Net cash used in investing activities	(3,708)	(1,897)
Cash flows from financing activities:
Net borrowings (repayments) on debt and other long-term liabilities	7,342	(6,389)
Proceeds from sale of building	—	3,903
Net cash provided by (used in) financing activities	7,342	(2,486)
Effect of exchange rate changes on cash and cash equivalents	708	144
NET INCREASE IN CASH AND CASH EQUIVALENTS	1,767	1,469
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	932	988
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,699	$2,457
Non cash investing activities:
Building related finance obligation	$—	$3,903

Cash paid for interest	$958	$747

Cash paid for taxes	$344	$294

New Capital Lease Obligation	$286	$234

See notes to condensed consolidated financial statements.

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

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, it is more likely than not such benefits will be realized.  The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses.  No interest and penalties related to uncertain tax positions were accrued at June 30, 2010 or 2009. The tax years 2006 through 2009 remain open to examination by the major taxing jurisdictions. The Company expects no material changes to unrecognized tax positions within the next twelve months.

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

2.                       DEBT

On April 10, 2008, the Company entered into two, three-year secured credit facilities (the “Loan Agreement”) with Bank of America, N.A., as Administrative Agent, and each of the financial institutions that were a signatory to the Loan Agreement.  The Loan Agreement provides for a $36,000,000 working capital revolving credit facility and a $10,000,000 non-restoring acquisition credit facility.  The credit facilities mature on June 30, 2011.  The Company and its subsidiaries, Summer Infant (USA), Inc., Summer Infant Europe Limited, Summer Infant Asia Limited and Summer Infant Canada, Limited are the borrowers under this Loan Agreement.

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

These credit facilities bear interest at a floating rate based on a spread over LIBOR ranging from 150 basis points to 200 basis points, depending upon the ratio of the Company’s total funded debt to EBITDA.  As of June 30, 2010, the blended interest rate for these credit facilities was 3.7%. In addition, these credit facilities have an unused line fee based on the unused amount of the credit facilities equal to 25 basis points.  The total amount outstanding on these facilities at June 30, 2010 was $40,213,000.

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

Subsequent to the end of the second quarter, on July 30, 2010 the Company entered into a new loan agreement led by Bank of America which includes a $60 million revolving credit facility, plus an “accordion” feature which would allow the Company to borrow up to $70 million in total.  This new loan agreement matures on June 30, 2012, and contains the same basic features as the previous Loan Agreement, except that the interest rate is now LIBOR plus 200 to 250 basis points, and the operating cash flow to debt service covenant is now 1.50:1.00.

During 2009, the Company initiated an agreement to borrow against certain international receivables.  Approximately $875,000 relating to this agreement is included in current portion of long-term debt at June 30, 2010.

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

As of June 30, 2010 the fair value of the swaps now reflects a liability of approximately $613,000, which is included in “other liabilities” on the accompanying balance sheet. The change in fair value of the swap liability is recorded in “interest expense-net”. The interest rate swaps are not accounted for as hedges.

The notional amounts under the interest rate swap agreements total approximately $20 million, which is approximately 50% of the Company’s total outstanding bank debt at June 30, 2010.

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

	Rate	Notional Amt	Eff. Date	Mat. Date	Mark-to-Market @ 6/30/10
Swap 1	7.06%	3,698,888	6/21/2007	6/7/2012	(349,471)
Swap 2	3.50%	6,000,000	5/12/2008	4/08/2011	(155,638)
Swap 3	2.92%	10,000,000	11/3/2008	11/01/2010	(107,599)
					(612,708)

5.                       REAL ESTATE TRANSACTION

On March 24, 2009 the Company entered into a definitive agreement with Faith Realty II, LLC, a Rhode Island limited liability company (“Faith Realty”) (the members of which are Jason Macari, the current Chairman of the board of Directors and President of the Company, and his spouse), pursuant to which Faith Realty purchased the corporate headquarters of the Company located at 1275 Park East Drive, Woonsocket, Rhode Island (the “Headquarters”) and subsequently leased the Headquarters back to Summer USA (collectively, the “Transactions”).  Pursuant to the terms of a Purchase and Sale Agreement between Summer USA and Faith Realty, dated as of March 24, 2009, Faith Realty purchased the Headquarters for $4,052,500 and then leased the Headquarters back to Summer USA for an annual rent of $390,000 during the initial seven (7) year term of the lease, payable monthly and in advance.  The lease will expire on the seventh (7th) anniversary of its commencement unless an option period is exercised by Summer USA.  At that time, Summer USA will have the opportunity to extend the lease for one (1) additional period of five (5) years.  If Summer USA elects to extend the term of the lease for an additional five (5) years, the annual rent for the first two (2) years of the extension term shall be equal to $429,000 and for the final three (3) years of the extension term shall be equal to $468,000.  In addition, during the first six (6) months of the last lease year of the initial term of the lease Summer USA has the option to repurchase the Headquarters for $4,457,750 (110% of the initial sale price).  The Transactions were consummated concurrently with the execution of the definitive agreements.  With the majority of the proceeds of the sale of the headquarters, Summer USA paid off the construction loan relating to the Headquarters.  Mr. Macari has given a personal guarantee to secure the Faith Realty debt on its mortgage; therefore, due to his continuing involvement in the building transaction and the Company’s option to repurchase the building, the building remains on the books of the Company and the transaction has been recognized as a financing, with no gain recognized.  The Company also has recorded a finance obligation under other liabilities in regards to this transaction; the outstanding liability at June 30, 2010 was $3,718,000.

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

Share-based compensation expense for the six months ended June 30, 2010 and 2009 of approximately $339,000 and $499,000, respectively.  As of June 30, 2010, there were 2,141,600 stock options outstanding, and 161,500 unvested restricted shares outstanding. During the three months ended June 30, 2010 the Company did not grant any stock options.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this Form 10-Q, that are not purely historical, are forward-looking information and statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These include statements regarding our expectations, intentions, or strategies regarding future matters. All forward-looking statements included in this document are based on information available to us on the date hereof. It is important to note that our actual results could differ materially from those projected in such forward-looking statements contained in this Form 10-Q. The forward-looking statements contained herein are based on current expectations that involve numerous risks and uncertainties.  These risks include the concentration of the Company’s business with retail customers; the ability of the Company to compete in the industry; the Company’s dependence on key personnel; the Company’s reliance on foreign suppliers; the Company’s ability to meet its debt obligations; and other risks as detailed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and subsequent filings with the Securities and Exchange Commission All these matters are difficult or impossible to predict accurately, and many of which may be beyond our control. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate.

The information contained in this section has been derived from our consolidated financial statements and should be read together with the consolidated financial statements and related notes included elsewhere in this filing.

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

Summary of critical accounting policies and estimates

Our critical accounting policies are disclosed in the Company’s Annual Report on Form 10-K.  There have been no material changes to these policies during the first six months of 2010. This summary of critical accounting policies is presented to assist in understanding Summer’s consolidated financial statements. The consolidated financial statements and notes are representations of Summer’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the consolidated financial statements.

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

Income taxes

Effective January 1, 2007, the Company adopted the provisions of new accounting guidance which provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon adoption and in subsequent periods. Upon adoption, the Company had no unrecognized tax benefits.

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carry-forwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence; it is more likely than not such benefits will be realized.  The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses.  No interest and penalties related to uncertain tax positions were accrued at June 30, 2010 or 2009. The tax years 2006 through 2009 remain open to examination by the major taxing jurisdictions. The Company expects no material changes to unrecognized tax positions within the next twelve months.

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

Our strategy is to grow its sales through a variety of methods, including:

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

•                  New geographies (international expansion);

•                  New product categories;

•                  Acquisitions.

We have been able to grow our annual revenues significantly through a combination of all of the above factors. Each year we have been able to expand the number of products into its main distribution channel, mass merchant retailers, and has also added new customers each year. Therefore, even without new product introductions, Summer could grow its business by simply selling more of the existing product line to existing customers.

For 2010 and beyond, the growth strategy of Summer will be to continue to develop and sell new products to the existing customer base, sell new and existing products to new customers (or expand relationships with existing customers), and to expand in the UK and in other geographic regions (including Japan, Mexico and Australia, among others).

Our growth strategy has included acquisitions.

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

We intend to pursue additional potential acquisitions in order to obtain new innovative products, new product categories, new retail customers or new sales territories.  There are approximately 400 active juvenile product companies, of which approximately 300 have less than $10,000,000 in sales. In addition, there are various product categories that Summer does not currently compete in, including car seats, strollers, walkers, feeding, and other categories. We may look to develop its own products in these categories or attempt to gain entrance into these categories through acquisitions.

As we continues to grow through internal initiatives and any additional future acquisitions, we will incur additional expenses.  Two key areas in which such increased expenses will likely occur are sales and product development. To grow sales, we will likely hire additional sales personnel to service new geographic territories, focus existing resources on specific parts of the United States market and retain product line specialists to drive sales of new and existing products in specific areas in which we believe we can readily increase sales. Product development expenses will increase as Summer develops new products in existing and new categories. As a result of its acquisition strategy, we will face various challenges such as the integration of the acquired companies’ product lines, employees, marketing requirements and information systems. Ongoing infrastructure investment also may be required to support realized growth, including expenditures with respect to upgraded and expanded information systems and enhancing the company’s management team.

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

Cost of goods sold and other expenses

Summer’s products are manufactured by third parties, with approximately 80-85% of the dollar value of products being manufactured in China and the majority of the balance being manufactured in the United States and other countries.  Cost of goods sold primarily represents purchases of finished products from these third party manufacturers. The remainder of Summer’s cost of goods sold includes tooling depreciation, freight-in from suppliers and miscellaneous charges from contract manufacturers. Substantially all of Summer’s purchases are made in US dollars, therefore most of this activity is not subject to currency fluctuations. If Summer’s suppliers experience increased raw materials, labor or other costs and pass along such cost increases through higher prices for finished goods, Summer’s costs of sales would increase, and to the extent the Company is unable to pass such price increases along to Summer’s customers, Summer’s gross margins would decrease.

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

Results of Operations

Summer Infant and Subsidiaries

Consolidated Statements of Income

For the Three and Six Months Ending June 30, 2010 and 2009

(In thousands)

(Unaudited)

	Three Months Ended June 30, 2010		Three Months Ended June 30, 2009		Six Months Ended June 30, 2010		Six Months Ended June 30, 2009

Net Sales	$49,483	100.0%	$38,361	100.0%	$93,599	100.0%	$73,210	100.0%
Cost of Goods Sold	30,981	62.6%	24,744	64.5%	58,168	62.1%	47,936	65.5%
Gross Profit	18,502	37.4%	13,617	35.5%	35,431	37.9%	25,274	34.5%
OPERATING EXPENSES
Selling, general and administrative expenses (excluding depreciation, amortization, and non-cash stock compensation expense)	13,634	27.6%	9,633	25.1%	26,280	28.1%	18,927	25.8%

Adjusted EBITDA(a)	$4,868	9.8%	$3,984	10.4%	$9,151	9.8%	$6,347	8.7%

(a)             See non-GAAP discussion below regarding the computation of Adjusted EBITDA.

Three months ended June 30, 2010 compared with three months ended June 30, 2009

Net sales increased from $38,361,000 in the three months ended June 30, 2009 to $49,483,000 for the three months ended June 30, 2010, an increase of approximately 29%. This sales increase was primarily attributable to increased distribution of Summer’s products throughout Summer’s customer base, plus new product introductions.  Increases were noted in most of the company’s significant customers.

Gross profit increased from $13,617,000 for the three months ended June 30, 2009 to $18,502,000 for the three months ended June 30, 2010.  The gross profit as a percentage of sales increased to 37.4% from 35.5% in the prior year. The increase as a percentage of sales is due to cost reductions achieved during the second half of 2009, in addition to a favorable product mix.

Selling, general and administrative expenses (excluding depreciation, amortization and non-cash stock compensation expense) increased from $9,633,000 for the three months ended June 30, 2009 to $13,634,000 for the three months ended June 30, 2010. This increase was primarily attributable to increases in headcount, higher variable selling expenses due to the increase in sales, and costs associated with the opening of new distribution centers to support the increase in sales.  Selling, general and administrative expenses increased to 27.6% of net sales in the three months ended June 30, 2010 from 25.1% of net sales in the three months ended June 30, 2009.

Adjusted EBITDA (as defined) increased from $3,984,000 for the three months ended June 30, 2009 to $4,868,000 for the three months ended June 30, 2010, an increase of approximately 22%. This increase was primarily attributable to the increased sales and gross profit dollars as described above.

Six months ended June 30, 2010 compared with six months ended June 30, 2009

Net sales increased from $73,210,000 in the six months ended June 30, 2009 to $93,599,000 for the six months ended June 30, 2010, a 28% increase. This sales increase was primarily attributable to increased distribution of Summer’s products throughout Summer’s customer base, plus new product introductions.  Increases were noted in most of the significant customers.

Gross profit increased from $25,274,000 for the six months ended June 30, 2009 to $35,431,000 or the six months ended June 30, 2010.  The gross profit as a percentage of sales increased to 37.9% from 34.5% in the prior year. The increase as a percentage of sales is due to cost reductions achieved during the second half of 2009, in addition to a favorable product mix.

Selling, general and administrative expenses increased from $18,927,000 for the six months ended June 30, 2009 to $26,280,000 or the six months ended June 30, 2010. This increase was primarily attributable to increases in headcount, higher variable selling expenses due to the increase in sales, and costs associated with the opening of new distribution centers to support the increase in sales.  Selling, general and administrative expenses increased to 28.1% of net sales in the six months ended June 30, 2010 from 25.8% of net sales in the six months ended June 30, 2009.

Adjusted EBITDA increased from $6,347,000 for the six months ended June 30, 2009 to equal to the $9,151,000 for the six months ended June 30, 2010, an increase of approximately 44%. This increase was primarily attributable to the increased sales and gross profit dollars as described above.

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

For the six months ended June 30, 2010, net cash used in operating activities was $2,575,000.  This was primarily due to increases in trade receivables of $8,854,000, which is a direct result of the significant increase in sales for the Company.

Net cash used in investing activities was $3,708,000, which primarily relates to the purchase of tooling used in the manufacturing process and other additions to property, plant and equipment.

Net cash provided by financing activities was $7,342,000, which relates to borrowings on the line of credit to fund working capital increases and capital spending.

Based on the above factors, the net cash increase for the six months ended June 30, 2010 was $1,767,000, resulting in a cash balance of $2,699,000 at June 30, 2010.

Summer believes that its cash on hand and current banking facilities are sufficient to fund its cash requirements for at least the next 12 months. However, unforeseen circumstances, such as softness in the retail industry or deterioration in the business of a significant customer, could create a situation where Summer cannot access all of the available lines of credit due to not having sufficient assets or Adjusted EBITDA. In addition, there is no assurance that Summer will meet all of its bank covenants in the future, or that its lenders will grant waivers if there are covenant violations.

Summer’s strategy for funding its business going forward is a combination of increased profitability, and if necessary, negotiation of increased borrowing lines as required with traditional lenders.

On April 10, 2008, Summer entered into two, three-year secured credit facilities (the “Loan Agreement”) with Bank of America, N.A., as Administrative Agent, and each of the financial institutions a signatory to the Loan Agreement.  The Loan Agreement provides for a $36,000,000 working capital revolving credit facility and a $10,000,000 non-restoring acquisition credit facility.  The credit facilities mature on June 30, 2011.

Summer and its subsidiaries, Summer Infant (USA), Inc. Summer Infant Europe Limited, Summer Infant Asia Limited and Summer Infant Canada, Limited are the borrowers under this Loan Agreement.  These credit facilities are secured by all assets of

Summer and its subsidiaries.  These credit facilities replace Summer’s prior line of credit, and are being used principally to fund growth opportunities and for working capital purposes.

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

These credit facilities bear interest at a floating rate based on a spread over LIBOR ranging from 150 basis points to 200 basis points, depending upon the ratio of the Company’s total funded debt to EBITDA.  As of June 30, 2010, the blended interest rate for these credit facilities was 3.7%.  In addition, these credit facilities have an unused line fee based on the unused amount of the credit facilities equal to 25 basis points.  The total amount outstanding on these facilities was $40,213,000 at June 30, 2010.

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

The Company was in compliance with all covenants under its line of credit as of June 30, 2010.

Subsequent to the end of the second quarter, on July 30, 2010 the Company entered into a new loan agreement led by Bank of America which includes a $60 million revolving credit facility, plus an “accordion” feature which would allow the Company to borrow up to $70 million in total.  This new loan agreement matures on June 30, 2012, and contains the same basic features as the previous Loan Agreement, except that the interest rate is now LIBOR plus 200 to 250 basis points, and the operating cash flow to debt service covenant is now 1.50:1.00.

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

The following table presents a reconciliation of the Summer Adjusted EBITDA to net income, its most directly comparable GAAP financial measure, on a historical basis, for the periods presented:

Reconciliation of unaudited Adjusted EBITDA to Net Income (in $000’s):

	Six Months Ended June 30
	2010	2009

Net income	$3,954	$2,046

Income taxes	1,694	877

Non-cash stock option expense	339	499

Interest expense	681	896

Depreciation and amortization	2,483	2,029

Adjusted EBITDA, as defined	$9,151	$6,347

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

ITEM 4T.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report, Summer carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as of June 30, 2010. Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation, that the Company’s controls and procedures were effective as of June 30, 2010.

(b) Changes in Internal Control Over Financial Reporting

There was no change in Summer’s internal control over financial reporting that occurred during the period covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, Summer’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 1A.  Risk Factors

There have been no material changes from the risk factors previously disclosed in Part 1, Item 1A (“Risk Factors”), of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit 10.1 – Amended and Restated Credit Agreement Dated as of August 2, 2010 among Summer Infant, Inc., Summer Infant (USA), Inc., Kiddopotamus & Company, as Borrowers, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, RBS Citizens, National Association, as Collateral Agent, and The Other Lenders Party Hereto.

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

Summer Infant, Inc.

August 9, 2010

/s/ Jason Macari
Jason Macari
Chief Executive Officer

August 9, 2010

/s/ Joseph Driscoll
Joseph Driscoll
Chief Financial Officer