Form 10-Q
period 2010-09-30
Summer Infant, Inc.
filed 2010-11-10
CIK 1314772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15d of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

As of October 15, 2010, there were 15,437,477 shares outstanding of the registrant’s Common Stock, $.0001 par value per share.

Summer Infant, Inc.

Form 10-Q

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

Note that all amounts presented in the attached table are in thousands of US dollars except share amounts.

	September 30, 2010	December 31, 2009
	Unaudited
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$1,263	$932
Trade receivables, net of allowance for doubtful accounts	42,628	32,520
Inventory, net	45,832	32,012
Prepaids and other current assets	3,658	3,566
TOTAL CURRENT ASSETS	93,381	69,030
Property and equipment, net	14,614	11,486
Goodwill	45,820	45,496
Other intangible assets, net	14,982	15,704
Other assets	185	237
TOTAL ASSETS	$168,982	$141,953

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$37,060	$29,966
Current portion of long term debt	1,704	2,663
TOTAL CURRENT LIABILITIES	38,764	32,629
Long term debt, less current portion	47,249	31,780
Other liabilities, including deferred taxes	7,525	8,564
TOTAL LIABILITIES	93,538	72,973

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS’ EQUITY
Common Stock $.0001 par value, issued and outstanding 15,437,477 and 15,356,727, respectively	1	1
Additional paid in capital	55,840	55,342
Retained earnings	19,935	13,903
Accumulated other comprehensive loss	(332)	(266)

TOTAL STOCKHOLDERS’ EQUITY	75,444	68,980

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$168,982	$141,953

See notes to condensed consolidated financial statements

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Statements of Income (unaudited)

Note that all dollar amounts presented in the table below are in thousands of US dollars except share and per share amounts.

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009

Net revenues	$49,800	$40,984	$143,399	$114,194
Cost of goods sold	31,854	26,080	90,022	74,016
Gross profit	17,946	14,904	53,377	40,178
Selling, general and administrative expenses (a)	14,762	11,879	43,864	33,334
Net operating income	3,184	3,025	9,513	6,844
Interest expense, net	(454)	(232)	(1,135)	(1,128)
Income before provision for income taxes	2,730	2,793	8,378	5,716
Income tax expense	652	838	2,346	1,715
NET INCOME	$2,078	$1,955	$6,032	$4,001

NET INCOME PER SHARE - BASIC	$0.14	$0.13	$0.39	$0.26
Weighted average shares outstanding - basic	15,437,477	15,319,546	15,429,225	15,198,042

NET INCOME PER SHARE - DILUTED	$0.13	$0.12	$0.37	$0.26
Weighted average shares outstanding- diluted	16,524,547	16,009,543	16,360,771	15,607,590

See notes to condensed consolidated financial statements.

(a) Includes non-cash stock-based compensation expense of $498 and $632 for the nine months ended September 30, 2010 and 2009, respectively, and expense of $159 and $133 for the three months ended September 30, 2010 and 2009, respectively.  The total includes non-capitalized deal costs of $215 for the nine months ended September 30, 2009.

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Note that all dollar amounts presented in the table below are in thousands of US dollars.

	Unaudited For the nine months ended
	September 30, 2010	September 30, 2009

Cash flows from operating activities:
Net income	$6,032	$4,001
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	3,813	3,043
Non-cash stock option expense	498	632
Deferred Taxes	—	63
Change in value of interest rate swap agreements	(332)	(211)
Changes in assets and liabilities net of effects of acquisition:
(Increase) in accounts receivable	(10,626)	(5,555)
(Increase) in inventory	(14,410)	3,703
Increase in accounts payable and accrued expenses	6,144	838
(Increase in prepaids and other current assets	(15)	139
Decrease in other assets	52	27
Net cash provided by (used in) operating activities	(8,844)	6,680
Cash flows from investing activities:
Acquisitions of property and equipment	(6,542)	(2,633)
Acquisitions, net of cash aquired		(74)
Net cash used in investing activities	(6,542)	(2,707)
Cash flows from financing activities:
Net borrowings (repayments) on debt and other long-term liabilities	14,939	(6,156)
Proceeds from sale of building	—	3,903
Net cash provided by (used in) financing activities	14,939	(2,253)
Effect of exchange rate changes on cash and cash equivalents	778	7
NET INCREASE IN CASH AND CASH EQUIVALENTS	331	1,727
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	932	988
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,263	$2,715
Non cash investing activities:
Building related finance obligation	$—	$3,903

Cash paid for interest	$1,412	$1,263

Cash paid for taxes	$1,245	$541

Issuance of common stock in conjunction with the acquisition of Butterfly Living		$461

Assets acquired under capital lease obligation	$286	$271

See notes to condensed consolidated financial statements.

SUMMER INFANT, INC.  AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.                         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying interim condensed consolidated financial statements of Summer Infant, Inc. (the “Company”) are unaudited but, in the opinion of management, reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results for the interim periods. Accordingly, they do not include all information and notes required by generally accepted accounting principles for complete financial statements. The results of operations for interim periods are not necessarily indicative of results to be expected for the entire fiscal year or any other period. The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes for the year ended December 31, 2009 filed on Form 10-K on March 10, 2010.

All significant intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements.

Income taxes

The provision for income taxes is based on the Company’s estimated annualized effective tax rate for the year.

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, it is more likely than not such benefits will be realized.  The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses.  No interest and penalties related to uncertain tax positions were accrued at September 30, 2010 or 2009. The tax years 2006 through 2009 remain open to examination by the major taxing jurisdictions. The Company expects no material changes to unrecognized tax positions within the next twelve months.

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

2.                         DEBT

On August 2, 2010, the Company entered into a secured credit facility (the “Loan Agreement”) with Bank of America, N.A., as Administrative Agent, and each of the financial institutions that were a signatory to the Loan Agreement.  The Loan Agreement provides for a $60,000,000 working capital revolving credit facility and a $10,000,000 “accordion feature” which would allow up to $70,000,000 in total borrowings.  The credit facilities mature on June 30, 2012.  The Company and its subsidiaries, Summer Infant (USA), Inc., Summer Infant Europe Limited, Summer Infant Asia Limited and Summer Infant Canada, Limited are the borrowers under this Loan Agreement.

The Company’s ability to borrow under the Loan Agreement is subject to its ongoing compliance with a number of financial and other covenants, including the following: (i) that the Company and its subsidiaries achieve EBITDA of at least $15 million on a trailing 12 month basis which escalates to $17 million by the end of the loan deal, (ii) that the Company and its subsidiaries maintain a ratio of total funded debt to EBITDA of not greater than 3.25:1.00, and (iii) that the Company and its subsidiaries maintain a ratio of operating cash flow to debt service of not less than 1.50:1.00.

The credit facility bears interest at a floating rate based on the highest for any day of (a) the Federal Funds Rate as published by the Federal Reserve Bank of New York plus half of 1%, (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate”, and (c) the Eurodollar rate plus 2.00%.  As of September 30, 2010, the blended interest rate for this credit facility was 3.3%. In addition, these credit facilities have an unused line fee based on the unused amount of the credit facilities equal to 25 basis points.  The total amount outstanding on these facilities at September 30, 2010 was $47,000,000.  There are no minimum payments required and the facility does not come due until June 30, 2012, therefore the entire outstanding balance is classified as long term.

The Loan Agreement also contains customary events of default, including a cross default provision and a change of control provision.  In the event of a default, all of the obligations of the Company and its subsidiaries under the Loan Agreement may be declared immediately due and payable.  For certain events of default relating to insolvency and receivership, all outstanding obligations become due and payable.  The Company was in compliance with all covenants at September 30, 2010.

During 2009, the Company initiated an agreement to borrow against certain international receivables.  Approximately $1,405,000 relating to this agreement is included in current portion of long-term debt at September 30, 2010.

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

The Company recognizes the fair value of interest rate swaps using Level 2 inputs (see below).

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

The interest rate swap contracts require payment of a fixed rate of interest and the receipt of a variable rate of interest at the LIBOR one month index rate plus 200-250 basis points on a notional amount of indebtedness.

	Rate	Notional Amt	Effective Date	Maturity Date	Mark-to-Market At September 30, 2010
Swap 1	7.06%	3,671,231	June 21, 2007	June 7, 2012	$(326,323)
Swap 2	3.50%	6,000,000	May 12, 2008	April 8, 2011	$(117,315)
Swap 3	2.92%	10,000,000	November 3, 2008	November 1, 2010	$(45,104)
					$(488,742)

As of September 30, 2010 the fair value of the swaps now reflects a liability of approximately $489,000, which is included in “other liabilities” on the accompanying condensed consolidated balance sheet. The change in fair value of the swap liability is recorded in “interest expense-net”. The interest rate swaps are not accounted for as hedges.

The notional amounts under the interest rate swap agreements total approximately $20 million, which is approximately 42% of the Company’s total outstanding bank debt at September 30, 2010.

5.                         REAL ESTATE TRANSACTION

On March 24, 2009 the Company entered into a definitive agreement with Faith Realty II, LLC, a Rhode Island limited liability company (“Faith Realty”) (the members of which are Jason Macari, the current Chairman and CEO of the Company, and his spouse), pursuant to which Faith Realty purchased the corporate headquarters of the Company located at 1275 Park East Drive, Woonsocket, Rhode Island (the “Headquarters”) and subsequently leased the Headquarters back to Summer USA (collectively, the “Transactions”).  Pursuant to the terms of a Purchase and Sale Agreement between Summer USA and Faith Realty, dated as of March 24, 2009, Faith Realty purchased the Headquarters for $4,052,500 and then leased the Headquarters back to Summer USA for an annual rent of $390,000 during the initial seven year term of the lease, payable monthly and in advance.  The lease will expire on the seventh anniversary of its commencement unless an option period is exercised by Summer USA.  At that time, Summer USA will have the opportunity to extend the lease for one additional period of five years.  If Summer USA elects to extend the term of the lease for an additional five years, the annual rent for the first two years of the extension term shall be equal to $429,000 and for the final three years of the extension term shall be equal to $468,000.  In addition, during the first six months of the last lease year of the initial term of the lease Summer USA has the option to repurchase the Headquarters for $4,457,750 (110% of the initial sale price).  The Transactions were consummated concurrently with the execution of the definitive agreements.  With the majority of the proceeds of the sale of the headquarters, Summer USA paid off the construction loan relating to the Headquarters.  Mr. Macari has given a personal guarantee to secure the Faith Realty debt on its mortgage; therefore, due to his continuing involvement in the building transaction and the Company’s option to repurchase the building, the building remains on the books of the Company and the transaction has been recognized as a financing, with no gain recognized.  The Company also has recorded a finance obligation under other liabilities in regards to this transaction; the outstanding liability at September 30, 2010 was $3,683,000 of which $139,000 is current and $3,544,000 is long term.

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

Contingencies

On September 29, 2010 the U.S. Consumer Product Safety Commission and the U.S. Food and Drug Administration issued a blanket warning related to all infant sleep positioners. The Company has had no reported injuries from its line of sleep positioners, however it has stopped production of these products and is cooperating with retailers who request product returns. The Company is still evaluating its exposure while at the same time working closely with suppliers to minimize any financial impact. The Company will record any potential one-time charge in the fourth quarter of 2010 once all relevant information has been analyzed. Net sales of sleep positioners are projected to be less than 1% of full year 2010 sales.

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

Share-based compensation expense for the nine months ended September 30, 2010 and 2009 was approximately $498,000 and $632,000, respectively, and for the 3 months ended September 30, 2010 and 2009 was $159,000 and $133,152 respectively.  As of September 30, 2010, there were 2,167,600 stock options outstanding and 158,500 unvested restricted shares outstanding. During the three months ended September 30, 2010 the Company granted 28,000 stock options to employees.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this Form 10-Q, that are not purely historical, are forward-looking information and statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These include statements regarding our expectations, intentions, or strategies regarding future matters, such as our ability to create new product categories, increase our customer base, and achieve expected growth in sales. All forward-looking statements included in this document are based on information available to us on the date hereof. It is important to note that our actual results could differ materially from those projected in such forward-looking statements contained in this Form 10-Q. The forward-looking statements contained herein are based on current expectations that involve numerous risks and uncertainties.  These risks include the concentration of the Company’s business with retail customers; the ability of the Company to compete in the industry; the Company’s dependence on key personnel; the Company’s reliance on foreign suppliers; the Company’s ability to meet its debt obligations; and other risks as detailed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and subsequent filings with the Securities and Exchange Commission All these matters are difficult or impossible to predict accurately, and many of which may be beyond our control. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate.

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

Summary of critical accounting policies and estimates

Our critical accounting policies are disclosed in the Company’s Annual Report on Form 10-K.  Form 10-Q “GAAP” refers to generally accepted accounting principles.  There have been no material changes to these policies during the first nine months of 2010. This summary of critical accounting policies is presented to assist in understanding our condensed consolidated financial statements. The condensed consolidated financial statements and notes are representations of management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the consolidated financial statements.

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

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carry-forwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, it is more likely than not such benefits will be realized.  The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses.  No interest and penalties related to uncertain tax positions were accrued at September 30, 2010 or 2009. The tax years 2006 through 2009 remain open to examination by the major taxing jurisdictions. We do not expect any material changes to unrecognized tax positions within the next twelve months.

Company Overview

Summer is a designer, marketer, and distributor of branded juvenile health, safety and wellness products which are sold principally to large North American and UK retailers.  We currently have more than 100 proprietary products in various product categories including nursery audio/video monitors, safety gates, durable bath products, bed rails, cribs, and a variety of other categories.  Our business has grown organically in all of its markets.  We derive revenue from the sale of health, safety and wellness products for infants and toddlers, which is driven by our ability to design and market desirable products, identify business opportunities and secure new and renew existing distribution channels.  Our income from operations is derived from our ability to generate revenue and collect cash in excess of labor and other costs of providing our products and selling, general and administrative costs.

Our strategy is to grow sales through a variety of methods, including:

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

•                     New geographies (international expansion);

•                     New product categories; and

•                     Acquisitions.

Historically, we have been able to grow our annual revenues significantly through a combination of all of the above factors. Each year we have been able to expand the number of products into our main distribution channel, mass merchant retailers, and have also added new customers each year. Therefore, even without new product introductions, we could continue to grow our business by simply selling more of our existing product line to existing customers.

For 2010 and beyond, our growth strategy is to continue to develop and sell new products to our existing customer base, sell new and existing products to new customers (or expand relationships with existing customers), and to expand in the UK and in other geographic regions (including Japan, Mexico and Australia, among others).

Our growth strategy has included, and will continue to include, strategic acquisitions.

On March 31, 2008, we acquired substantially all of the assets of Basic Comfort, Inc., a leading manufacturer and supplier of infant comfort and safety products, including infant sleep positioners, infant head supports and portable changing pads.

On April 18, 2008, we acquired Kiddopotamus & Company, a leading manufacturer and supplier of infant nursery, travel and feeding accessories.

On July 17, 2009 we acquired Butterfly Living, Inc., a manufacturer of cribs and related nursery furniture.

We intend to pursue additional potential acquisitions in order to obtain new innovative products, new product categories, new retail customers or new sales territories.  There are approximately 400 active juvenile product companies, of which approximately 300 have less than $10,000,000 in sales. In addition, there are various product categories that we do not currently compete in, including car seats, strollers, walkers, feeding, and other categories. We may look to develop our own products in these categories or attempt to gain entrance into these categories through acquisitions.

As we continue to grow through internal initiatives and potential future acquisitions, we will incur additional expenses. Two key areas in which such increased expenses will likely occur are sales and product development. To grow sales, we will likely hire additional sales personnel to service new geographic territories, focus existing resources on specific parts of the United States market and retain product line specialists to drive sales of new and existing products in specific areas in which we believe we can readily increase sales. Product development expenses will increase as we develop new products in existing and new categories. As a result of our acquisition strategy, we will face various challenges such as the integration of the acquired companies’ product lines, employees, marketing requirements and information systems. Ongoing infrastructure investment also may be required to support realized growth, including expenditures with respect to upgraded and expanded information systems and enhancing the Company’s management team.

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

Cost of goods sold and other expenses

Our products are manufactured by third parties, with approximately 80-85% of the dollar value of products being manufactured in China and the majority of the balance being manufactured in the United States and other countries.  Cost of goods sold primarily represents purchases of finished products from these third party manufacturers. The remainder of cost of goods sold includes tooling depreciation, freight-in from suppliers and miscellaneous charges from contract manufacturers. Substantially all of our purchases are made in US dollars, therefore most of this activity is not subject to currency fluctuations. If our suppliers experience increased raw materials, labor or other costs and pass along such cost increases through higher prices for finished goods, our costs of sales would increase, and to the extent the Company is unable to pass such price increases along to our customers, gross margins would decrease.

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

Results of Operations

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

For the Three and Nine Months Ending September 30, 2010 and 2009

(In thousands)

(Unaudited)

	Three Months Ended September 30, 2010		Three Months Ended September 30, 2009		Nine Months Ended September 30, 2010		Nine Months Ended September 30, 2009

Net Sales	$49,800	100.0%	$40,984	100.0%	$143,399	100.0%	$114,194	100.0%
Cost of Goods Sold	31,854	63.9%	26,080	63.6%	90,022	62.8%	74,016	64.8%
Gross Profit	17,946	36.1%	14,904	36.4%	53,377	37.2%	40,178	35.2%
OPERATING EXPENSES
Selling, general and administrative expenses (excluding depreciation, amortization, and non-cash stock compensation expense)	13,189	26.5%	10,517	25.7%	39,469	27.5%	29,444	25.8%

Adjusted EBITDA(a)	$4,757	9.5%	$4,387	10.7%	$13,908	9.7%	$10,734	9.4%

(a)             See non-GAAP discussion below regarding the computation of Adjusted EBITDA.

Three months ended September 30, 2010 compared with three months ended September 30, 2009

Net sales increased from $40,984,000 in the three months ended September 30, 2009 to $49,800,000 for the three months ended September 30, 2010, an increase of approximately 22%. This sales increase was primarily attributable to increased distribution of our products throughout our customer base, plus new product introductions.  Increases were noted in most of the Company’s significant customers.

Gross profit increased from $14,904,000 for the three months ended September 30, 2009 to $17,946,000 for the three months ended September 30, 2010.  The gross profit as a percentage of sales decreased to 36.1% from 36.4% in the prior year. The decrease as a percentage of sales is due to commodity price increases during 2010.

Selling, general and administrative expenses (excluding depreciation, amortization and non-cash stock compensation expense) increased from $10,518,000 for the three months ended September 30, 2009 to $13,188,000 for the three months ended September 30, 2010. This increase was primarily attributable to increases in headcount, higher variable selling expenses due to the increase in sales, and costs associated with the opening of new distribution centers to support the increase in sales.  Selling, general and administrative expenses increased to 26.5% of net sales in the three months ended September 30, 2010 from 25.7% of net sales in the three months ended September 30, 2009.

Adjusted EBITDA (as defined) increased from $4,387,000 for the three months ended September 30, 2009 to $4,754,000 for the three months ended September 30, 2010, an increase of approximately 8%. Net income increased from $1,955,000 for the 3 months ended September 30, 2009 to $2,078,000 for the 3 months ended September 30, 2010, an increase of approximately 6.3%. This increase was primarily attributable to the increased sales and gross profit dollars as described above.

Nine months ended September 30, 2010 compared with nine months ended September 30, 2009

Net sales increased from $114,194,000 in the nine months ended September 30, 2009 to $143,399,000 for the nine months ended September 30, 2010, a 26% increase. This sales increase was primarily attributable to increased distribution of our products throughout our customer base, plus new product introductions.  Increases were noted in most of the Company’s significant customers.

Gross profit increased from $40,178,000 for the nine months ended September 30, 2009 to $53,377,000 or the nine months ended September 30, 2010.  The gross profit as a percentage of sales increased to 37.2% from 35.2% in the prior year. The increase as a percentage of sales is due to cost reductions achieved during the second half of 2009, which resulted in significant improvements in margin for the first half of 2010.

Selling, general and administrative expenses (excluding depreciation, amortization and non-cash stock compensation expense) increased from $29,444,000 for the nine months ended September 30, 2009 to $39,469,000 or the nine months ended September 30, 2010. This increase was primarily attributable to increases in headcount and higher variable selling expenses due to the increase in sales, and costs associated with the opening of new distribution centers to support the increase in sales.  Selling, general and administrative expenses increased to 27.5% of net sales in the nine months ended September 30, 2010 from 25.8% of net sales in the nine months ended September 30, 2009.

Adjusted EBITDA increased from $10,734,000 for the nine months ended September 30, 2009 to equal to the $13,908,000 for the nine months ended September 30, 2010, an increase of approximately 30%. Net income increased from $4,001,000 for the 9 months ended September 30, 2009 to $6,032,000 for the 9 months ended September 30, 2010, an increase of approximately 50.8%. This increase was primarily attributable to the increased sales and gross profit dollars as described above.

Liquidity and Capital Resources

We generally fund our operations and working capital needs through cash generated from operations and borrowings under our credit facilities.

Our sales have increased significantly over the past several years. This sales growth has led to a substantial increase in working capital requirements, specifically trade receivables and inventory. The typical cash flow cycle is as follows:

•                  Inventory is purchased to meet expected demand plus a safety stock. Since the majority of our vendors are based in Asia, inventory takes from four to six weeks to arrive from Asia to the various distribution points we maintain in the US and the UK. Payment terms for these vendors average 60 days from the date the product ships from Asia, therefore we are generally paying for the product a short time after it is physically received in the US. The increased sales that we experience result in increased levels of inventory, and therefore an increase in the amount of cash required to fund our inventory level.

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

The majority of our capital expenditures are for tools related to new product introductions. We receive indications from retailers generally around the middle of each year as to what products the retailer will be taking into its product line for the upcoming year. Based on these indications, we will then acquire the tooling required to build the products. The majority of these expenditures are therefore made in the third and fourth quarters of each year so that initial shipments of products can be made in December and January (the typical time frame for new product shipments). In most cases the payments for the tools are spread out over a three to four month period.

For the nine months ended September 30, 2010, net cash used in operating activities was $7,901,000.  This was primarily due to increases in trade receivables and inventory, which is a direct result of the significant increase in revenues.

Net cash used in investing activities was $6,546,000, which primarily relates to the purchase of tooling used in the manufacturing process, spending related to a new distribution center and other additions to property, plant and equipment.

Net cash provided by financing activities was $14,510,000, which relates to borrowings on the line of credit to fund working capital increases and capital spending.

Based on the above factors, the net cash increase for the nine months ended September 30, 2010 was $331,000, resulting in a cash balance of $1,263,000 at September 30, 2010.

Our strategy for funding our business going forward is a combination of increased profitability, and if necessary, negotiation of increased borrowing lines as required with traditional lenders.

On August 2, 2010, we entered into a secured credit facility (the “Loan Agreement”) with Bank of America, N.A., as Administrative Agent, and each of the financial institutions a signatory to the Loan Agreement.  The Loan Agreement provides for a $60,000,000 working capital revolving credit facility and a $10,000,000 “accordion feature” which brings the total borrowing capacity to $70 million.  The credit facilities mature on June 30, 2012.

The Company and its subsidiaries, Summer Infant (USA), Inc. Summer Infant Europe Limited, Summer Infant Asia Limited and Summer Infant Canada, Limited are the borrowers under this Loan Agreement.  This facility is secured by all assets of the Company and its subsidiaries.  These credit facilities replace our prior line of credit, and are being used principally to fund growth opportunities and for working capital purposes.

We believe that cash on hand and our current banking facilities are sufficient to fund our cash requirements for at least the next 12 months. However, unforeseen circumstances, such as softness in the retail industry or deterioration in the business of a significant customer, could create a situation where we cannot access all of the available lines of credit due to not having sufficient assets or Adjusted EBITDA. In addition, there is no assurance that we will meet all of our bank covenants in the future, or that our lenders will grant waivers if there are covenant violations.

Non-GAAP Discussion

In addition to its GAAP results, we consider non-GAAP measures of our performance. Adjusted EBITDA, as defined below, is an important supplemental financial measure of our performance that is not required by, or presented in accordance with, GAAP. As used herein, “Adjusted EBITDA” represents net income (loss) before income taxes, interest expense, non-cash stock option expense, and depreciation and amortization. Management uses Adjusted EBITDA as a financial measure to assess the ability of our assets to generate cash sufficient to pay interest on our indebtedness, meet capital expenditure and working capital requirements, and otherwise meet our obligations as they become due. Management believes that the presentation of Adjusted EBITDA provides useful information regarding our results of operations because it assists in analyzing and benchmarking the performance and value of our business. The Company believes that Adjusted EBITDA is useful to stockholders as a measure of comparative operating performance, as it is less susceptible to variances in actual performance resulting from depreciation and amortization and more reflective of changes in pricing decisions, cost controls and other factors that affect operating performance.

Adjusted EBITDA also is used by management for multiple purposes, including:

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

The following table presents a reconciliation of Adjusted EBITDA to net income, its most directly comparable GAAP financial measure, on a historical basis, for the periods presented:

Reconciliation of unaudited Adjusted EBITDA to Net Income (in $000’s):

	Nine Months Ended September 30
	2010	2009

Net income	$6,032	$4,001

Income taxes	2,346	1,715

Non-cash stock option expense	498	632

Non-capitalizable deal related costs	—	215

Interest expense	1,135	1,128

Depreciation and amortization	3,897	3,043

Adjusted EBITDA, as defined	$13,908	$10,734

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

ITEM 4T.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as of September 30, 2010. Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation, that the Company’s controls and procedures were effective as of September 30, 2010.

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

Summer Infant, Inc.

November 10, 2010

/s/ Jason Macari
Jason Macari
Chief Executive Officer

November 10, 2010

/s/ Joseph Driscoll
Joseph Driscoll
Chief Financial Officer