Form 10-K
period 2010-12-31
Summer Infant, Inc.
filed 2011-03-22
CIK 1314772

Use these links to rapidly review the document

Summer Infant, Inc. And Subsidiaries Index to Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the fiscal year ended December 31, 2010
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

         Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒

         The aggregate market value of the voting and non-voting common equity held by non-affiliates, based on the closing price of the registrant's Common Stock as reported on the Nasdaq Capital Market on June 30, 2010 of $6.55, was approximately $58,644,547. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

         The number of shares outstanding of the registrant's common stock as of March 1, 2011 was 15,529,477 (excluding unvested restricted shares that have been issued to employees).

FORWARD-LOOKING STATEMENTS

        This annual report on Form 10-K contains, in addition to historical information, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on management's current expectations and include statements regarding our "expectations," "anticipation," "intentions," "beliefs," or "strategies" regarding the future, whether or not those words are used. These statements include statements regarding our ability to grow strategically, our position in the markets in which we compete, to increase product penetration, create new products, and meet our growth strategy, our ability to develop proprietary products, to grow sales in the future, and to make and successfully integrate acquisitions, and our expectations regarding liquidity and capital resources in the future. Forward-looking statements are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in such statements. We caution investors that actual results or business conditions may differ materially from those projected or suggested in forward-looking statements as a result of various factors including, but not limited to, the risk factors discussed in Item 1A. Risk Factors below. All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements.

PART I

Item 1.    Business

Background

        On March 6, 2007, under an Agreement and Plans of Reorganization, dated as of September 1, 2006, KBL Healthcare Acquisition Corp. II ("KBL"), and its wholly owned subsidiary, SII Acquisition Corp. ("Acquisition Sub"), consummated a transaction by which (i) Summer Infant, Inc. ("SII") was merged with and into Acquisition Sub and (ii) all of the outstanding capital stock of each of Summer Infant Europe, Limited and Summer Infant Asia, Ltd. was acquired directly by KBL. Effective upon closing, KBL changed its name to Summer Infant, Inc. and SII changed its name to Summer Infant (USA), Inc. On March 7, 2007, the securities of Summer Infant, Inc. commenced listing on the Nasdaq Capital Market under the symbols SUMR (common stock), SUMRW (warrants) and SUMRU (units). On November 7, 2008, Summer Infant (USA), Inc. created a wholly-owned subsidiary called Summer Infant Canada, Ltd. Summer Infant, Inc, ("we," "us", or the "Company") is now a holding company. operating through its wholly-owned subsidiaries, Summer Infant (USA), Inc., Summer Infant Europe, Limited ("SIE"), Summer Infant Canada, Ltd. ("SIC") and Summer Infant Asia, Ltd. ("SIA"). The consolidated financial statements of the Company included in this Annual Report include the accounts of its wholly-owned subsidiaries.

General

        We are a designer, marketer, and distributor of branded juvenile health, safety and wellness products (for ages 0-3 years) which are sold principally to large North American and United Kingdom retailers. We currently market products in various product categories including nursery audio/video monitors, safety gates, durable bath products, bed rails, nursery products, booster and potty seats, bouncers, travel accessories, high chairs, swings and nursery furniture. In the past two years, the Company has completed several acquisitions and therefore added items such as cribs and baby gear. In North America our products are sold primarily to retailers including Babies R Us, Target, KMart, Wal-Mart, Buy Buy Baby and Amazon.com.

        Our corporate headquarters is located is Woonsocket, Rhode Island. We maintain a sales, marketing and distribution office in England, which services the United Kingdom and other parts of Europe. SIE's largest customers are Mothercare, Toys R Us, Argos, and Tesco. We maintain through SIA a product development, sales, engineering and quality assurance office.

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

  •
  new product categories; and

  •
  acquisitions.

        We have been able to grow our annual revenues historically through a combination of all of the above factors. Each year, we have been able to expand the number of products in our main distribution channel and number of mass merchant retailers, and have also added new customers each year. Therefore, even with limited new product introductions, we could grow our business by simply selling more of our existing product line to existing customers.

        In the future, our growth strategy will be to continue to develop and sell new products to our existing customer base, sell new and existing products to new customers (or expand relationships with existing customers) and to expand in the United Kingdom and in other geographic regions (including Japan, Mexico and Australia, among others). In addition, there are a number of potential acquisition candidates that could be pursued to obtain new innovative products, new product categories, new retail customers or new sales territories. There are several hundred active juvenile product companies, of which we estimate the majority have less than $10,000 in sales. In addition, there are various product categories that we do not currently compete in including feeding, walkers, and car seats. We may look to develop our own products in these categories or attempt to gain entrance into these categories through acquisitions.

Products

        We currently sell products in a number of different categories, including nursery audio/video monitors, safety gates, durable bath products, bed rails, infant thermometers, related health and safety products, booster and potty seats, cribs, baby gear, bouncers and swaddling blankets. Most of the products are sold under the Summer Infant brand name. The Company also has several licensing arrangements to sell products under different brands. No single product generated more than 10% of sales for the year ended December 31, 2010. The majority of our products are sold under the Summer brand with certain products sold under Carters and Disney brands.

Product Development and Design

        Our management believes that product development is a critical element of our strategy and success to date. Our product strategy is to produce proprietary products that provide distinctive benefits, are visually appealing, provide convenience and will appeal to the mid-tier and upper-tier buyers. Our retail customers are strategically motivated to buy innovative products. Our main product development efforts are located at our Rhode Island corporate office, but we also have development efforts in China, Pennsylvania, and the United Kingdom.

Suppliers and Manufacturing

        Except for certain injection-molded bath tubs, potty seats and booster seats, which are manufactured in the U.S., substantially all of our other products are manufactured in Asia (particularly China). We use many different suppliers and we own our molds. Therefore, we are not dependent on any one manufacturer. SIA provides us with a local sourcing presence and the ability to oversee quality, electronic engineering and other issues that may arise during production. Generally, we are buying finished goods from manufacturers and thus are not directly procuring any raw materials related to the ultimate manufacturing of the products. We have not had any significant disruption of supply to date as a result of raw material shortages, but there is the possibility that shortages could occur in the future based on a variety of factors beyond our control.

        Transportation of Asia-made goods to our warehouses typically takes three to four weeks, depending on the location of the warehouse. We maintain our inventory at warehouses located in the United States, Canada, Asia, and the United Kingdom. Most of our customers pick up their goods at regional warehouses. We also use UPS and other common carriers to arrange shipments to customers who request such arrangements, primarily smaller retailers and specialty stores. In 2011, the East Coast distribution center will be consolidated into the west coast distribution center. We anticipate this will better enable us to service our customer as well as result in incremental cost savings operationally and through reduced distribution channel costs.

        We use several manufacturers in the U.S. for our injection molded products that account for between 10% and 15% of our annual sales.

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

Competition

        The juvenile health, safety and wellness industry has many participants, none of which have dominant market share, though certain companies have disproportionate strength in certain segments. Our largest direct competitors are Dorel Industries (including Safety 1st and Cosco brands), Evenflo (Evenflo, Gerry, and Snugli brands), Kid Brands, Inc., Fisher-Price (part of Mattel, Inc.), The First Years (a subsidiary of RC2 Corporation) and Graco (a subsidiary of Newell Rubbermaid). In addition, we compete in certain of our product lines with a number of private companies, such as KidCo, Inc. and Munchkin.

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

Customers

        Our top 7 customers together comprised over 75% of our sales in fiscal 2010. Some of these customers include Babies R Us/Toys R Us (approximately 51%), Target, K-Mart, Buy Buy Baby, Amazon.com and Wal-Mart.

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

Geographic Regions

        In 2010, North America accounted for over 90% of our total net sales; the remaining sales were made in the United Kingdom and all other geographies.

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

Insurance

        We carry a product liability insurance policy that provides us with $10,000 of liability coverage with a minimal deductible. We consult with our insurers to ascertain appropriate liability coverage for our product mix. We anticipate increasing our insurance coverage in the future in line with our expanding sales and product breadth.

Employees

        As of December 31, 2010, we employed a total of 218 full time people, 152 of whom work in the headquarters and distribution centers in Rhode Island. Our employees are not covered by a collective bargaining agreement. We consider our employee relations to be good.

Available Information

        We maintain our corporate website atwww.summerinfant.com and we make available, free of charge, through this website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports that we file with or furnish to the Securities and Exchange Commission ("SEC"), as soon as reasonably practicable after we electronically file that material with, or furnish it to, the SEC. Our website also includes corporate governance information, including our Code of Ethics and our Board Committee Charters.

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

        A number of large, retail customers account for a majority of our sales. In fiscal 2010, Toys R Us generated 51% of our total sales. Because of the concentration of our business with this customer and because we have no long term contracts with this customer, our success depends on our customers' willingness to continue to purchase and provide shelf space for our products. An adverse change in our relationship with any of our large customers or a change in the financial viability of any of these customers could adversely affect our results of operations and financial condition.

Our ability to grow and compete will be harmed if we do not successfully satisfy consumer preferences, enhance existing products, develop and introduce new products, and achieve market acceptance of those products.

        Our business and operating results depend largely upon the appeal of our products. Consumer preferences, particularly among parents, whom are often the end purchasers of our products, are constantly changing. Our success will largely depend on our ability to identify emerging trends in the health, safety and wellness marketplace, and design products that address consumer demand and prove safe and cost effective. Our product offerings compete with those of many other companies, many of which are much larger and enjoy broader brand recognition and significant distribution channel relationships, which means that our market position is always at risk. Our ability to maintain and increase our current market share will depend upon our ability to anticipate changes in consumer preferences and satisfy these preferences, enhance existing products, develop and introduce new products and establish and grow distribution channels for these products, and ultimately achieve market acceptance of these products.

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

        In addition, if our operations continue to grow in a manner consistent with our historical growth rates, it will be necessary for us to attract and retain additional qualified personnel. The market for qualified and talented product development personnel in the consumer goods market, and the juvenile health, safety and wellness products market specifically is intensely competitive. If we are unable to attract or retain qualified personnel as needed, the growth of our operations could be slowed or hampered. However, we believe that our compensation including salary, performance-based bonuses, and stock award programs provides incentives that are competitive within our industry.

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

Because we rely on foreign suppliers and we sell in foreign markets, we are subject to numerous risks associated with international business that could increase our costs or disrupt the supply of our products, resulting in a negative impact on our business and financial condition.

        Our international operations subject us to risks, including:

  •
  economic and political instability,

  •
  restrictive actions by foreign governments,

  •
  greater difficulty enforcing intellectual property rights and weaker laws protecting intellectual property rights,

  •
  changes in import duties or import or export restrictions,

  •
  timely shipping of product and unloading of product through West Coast ports, as well as timely truck delivery to our warehouses,

  •
  complications in complying with the laws and policies of the United States affecting the importation of goods, including duties, quotas, and taxes, and

  •
  complications in complying with trade and foreign tax laws.

        Any of these events or circumstances could disrupt the supply of our products or increase our expenses.

Product liability, product recalls, and other claims relating to the use of our products could increase our costs.

        Because we sell infant and juvenile health, safety and wellness products to consumers, we face product liability risks relating to the use of our products. We also must comply with a variety of product safety and product testing regulations. In particular, our products are subject to, among other statutes and regulations, the Consumer Product Safety Act, the Federal Hazardous Substances Act ("FHSA") and the Consumer Product Safety Improvement Act ("CPSIA"), which empower the Consumer Product Safety Commission (the "CPSC"), to take action against hazards presented by consumer products. With expanded authority under the CPSIA, the CPSC has and continues to adopt new regulations for safety and products testing that apply to our products. These new regulations have or likely will significantly increase the regulatory requirements governing the manufacture and sale of children's products and increase the potential penalties for noncompliance with applicable regulations. The CPSC has the authority to exclude from the market and recall certain consumer products that are found to be potentially hazardous. Consumer product safety laws also exist in some states and cities within the United States and in Canada and Europe, as well as certain other countries. While we take the steps we believe are necessary to comply with these laws and regulations, there can be no assurance that we will be in compliance in the future. If we fail to comply with these laws and regulations, or if we face product liability claims, we may be subject to damage awards or settlement costs that exceed any available insurance coverage and we may incur significant costs in complying with recall requirements. Furthermore, concerns about potential liability may lead us to recall voluntarily selected products. For instance, we recently undertook voluntary action to re-label our audio/video nursery monitors. The financial impact of the voluntary program is not expected to be material. In addition, the CPSC issued a warning regarding sleep positioners during 2010 which resulted in the return of product by retail customers; the Company incurred a charge of $712 related to this issue. Complying with existing or any such additional regulations or requirements could impose increased costs on our business. Similarly, increased penalties for non-compliance could subject us to greater expense in the event any of our products were found to not comply with such regulations.

Competition in our markets could reduce our net sales and profitability.

        We operate in highly competitive markets. We compete with several large domestic and foreign companies and with other producers of infant products. Many of our competitors have longer operating histories, greater brand recognition, and greater financial, technical, marketing and other resources than we have. In addition, we may face competition from new participants in our markets because the infant and juvenile product industry has limited barriers to entry. We experience price competition for our products, competition for shelf space at retailers and competition for licenses, all of which may increase in the future. If we cannot compete successfully in the future, our net sales and profitability will likely decline.

We may experience difficulties in identifying suitable acquisition targets and integrating strategic acquisitions.

        As part of our growth strategy, we have made strategic acquisitions and intend to continue to pursue acquisitions that are consistent with our mission and enable us to leverage our competitive strengths. While we continue to evaluate potential acquisitions, we may not be able to identify and successfully negotiate suitable acquisitions, obtain financing for future acquisitions on satisfactory terms, obtain regulatory approval for certain acquisitions or otherwise complete acquisitions in the future. An inability to identify future acquisitions could limit our future growth.

        In addition, the integration of operations of those companies we do acquire into our operations involves a number of risks, including:

  •
  the acquired business may experience losses that could adversely affect our profitability;

  •
  unanticipated costs relating to the integration of acquired businesses may increase our expenses;

  •
  possible failure to obtain any necessary consents to the transfer of licenses or other agreements of the acquired business;

  •
  possible failure to maintain customer, licensor and other relationships after the closing of the transaction of the acquired business;

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
  impairment of goodwill;

  •
  use of significant amounts of cash;

  •
  the incurrence of debt;

  •
  the assumption of significant liabilities;

  •
  unfavorable financing terms;

  •
  large one-time expenses; and

  •
  the creation of intangible assets, including goodwill, the write-down of which may result in significant charges to earnings.

A material impairment in the carrying value of acquired goodwill or other intangible assets could negatively affect our consolidated operating results and net worth.

        A portion of our assets is goodwill and other intangible assets, which are reviewed on an annual basis and whenever events and changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying value of these assets exceeds the current fair value, the asset is considered impaired and is reduced to fair value, resulting in a non-cash charge to earnings during the period in which any impairment is determined. Events and conditions that could result in impairment include a sustained drop in the market price of our common stock, increased competition or loss of market share, product innovation or obsolescence, or a decline of our business related to acquired companies. We cannot accurately predict the amount and timing of any impairment of assets.

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

Our credit agreement also contains a number of financial covenants. The restrictive covenants in our credit agreement may limit our ability to engage in acts that may be in our best long-term interests. A breach of any of the restrictive covenants in our credit agreement could result in a default under our credit agreement. If a default occurs, the lenders under our credit agreement may elect to declare all outstanding borrowings, together with accrued interest, to be immediately due and payable, to terminate any commitments they have to provide further borrowers, and to exercise any other rights they have under the credit agreement or applicable law.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        We are headquartered in a 52,000 square facility in Woonsocket, Rhode Island. We have a seven year lease on this facility, with an option to extend for an additional five years. We also lease small offices in Pennsylvania, Arkansas, Canada, UK and Hong Kong.

        We maintain inventory at leased warehouses in California (approximately 442,000 square feet), Rhode Island (approximately 104,000 square feet), Canada (approximately 31,000 square feet), Hong Kong (third party warehouse) and the UK (approximately 16,000 square feet). These leases expire at various times between 2011 and 2016.

Item 3.    Legal Proceedings

        From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We are not aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, results of operations and financial condition.

Item 4.    [Removed and Reserved.]

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

        On March 7, 2007, our common stock, warrants and units commenced listing on the Nasdaq Capital Market under the symbols "SUMR", "SUMRW" and "SUMRU", respectively.

        On March 17, 2008, we announced that effective March 28, 2008, the units will be separated into its component securities, consisting of one share of common stock and two warrants. As a result, beginning in March 2008, the units ceased trading. The warrants expired on April 20, 2009 and ceased trading in April 2009.

        The high and low closing prices for our common stock as reported on the Nasdaq Capital Market for the periods indicated below were as follows:

	High	Low
Fiscal Year Ended December 31, 2009
First Quarter	$2.36	$1.16
Second Quarter	$2.82	$1.55
Third Quarter	$5.00	$2.01
Fourth Quarter	$5.25	$4.14
Fiscal Year Ended December 31, 2010
First Quarter	$6.69	$4.64
Second Quarter	$8.25	$6.47
Third Quarter	$8.51	$6.49
Fourth Quarter	$8.15	$6.59

Holders of Common Stock

        As of March 1, 2011, there were approximately 42 stockholders of record of our common stock. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of record holders.

Dividend Policy

        There have been no cash dividends declared on our common stock since our company was formed. Dividends are declared at the sole discretion of our Board of Directors. Our intention is not to declare cash dividends and retain all cash for our operations and future acquisitions.

Issuer Repurchases of Equity Securities

        None.

Unregistered Sales of Equity Securities

        None.

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

Company Overview

        We are a designer, marketer, and distributor of branded juvenile health, safety and wellness products which are sold principally to large North American and United Kingdom retailers. We currently market proprietary products in various product categories including nursery audio/video monitors, safety gates, durable bath products, bed rails, infant thermometers, related health and safety products, booster and potty seats, cribs, baby gear, bouncers and swaddling blankets.

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

  •
  new product categories; and

  •
  acquisitions.

        We have been able to grow our annual revenues historically through a combination of all of the above factors. Each year, we have been able to expand the number of products in our main distribution channel and number of mass merchant retailers, and have also added new customers each year. Therefore, even with limited new product introductions, we could grow our business by simply selling more of our existing product line to existing customers.

        In the future, our growth strategy will be to continue to develop and sell new products to our existing customer base, sell new and existing products to new customers (or expand relationships with existing customers) and expand in the United Kingdom and in other geographic regions (including Japan, Mexico and Australia, among others). In addition, there are a number of potential acquisition candidates that could be pursued to obtain new innovative products, new product categories, new retail customers or new sales territories. There are several hundred active juvenile product companies, of which we estimate the majority have less than $10 million in sales. In addition, there are various product categories that we do not currently compete in, including feeding and walkers. We may look to develop our own products in these categories or attempt to gain entrance into these categories through acquisitions.

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

Sales

        Our revenues are primarily derived from the sale of juvenile health, safety and wellness products and are recognized upon transfer of title of product to our customers. Our products are marketed through several distribution channels including chain retailers, specialty retailers and on-line retailers.

        A number of large, retail customers account for a majority of our sales. One customer generated more than 10% of sales for the year ended December 31, 2010 Toys R Us (51% of sales). Because of the concentration of our business with this customer and because we have no long term contracts with this customer, our success depends on our customers' willingness to purchase and provide shelf space for our products.

        Over 90% of sales are currently made to customers in North America, with the remaining sales primarily made to customers in the United Kingdom. Sales are made utilizing standard credit terms of 30 to 60 days. We generally accept returns only for defective merchandise.

Cost of goods sold and other expenses

        Our products are manufactured by third parties, with approximately 90% of the dollar value of products being manufactured in Asia and the majority of the balance being manufactured in the U.S. Cost of goods sold primarily represents purchases of finished products from these third party manufacturers. The remainder of our cost of goods sold includes duties on certain imported items, freight-in from suppliers and miscellaneous charges from contract manufacturers. Substantially all of our purchases are made in US dollars; therefore, most of this activity is not subject to currency fluctuations. If our suppliers experience increased raw materials, labor or other costs and pass along those cost increases through higher prices for finished goods, our cost of sales would increase, and to the extent we are unable to pass these price increases along to our customers, our gross margins would decrease.

        Selling, general and administrative expenses primarily consist of payroll, insurance, professional fees, royalties, freight out to customers, product development costs, advertising and marketing expenses (including co-op advertising allowances as negotiated with certain customers) and sales commissions. Several of these items fluctuate with sales; some of these variable costs are based on sales to particular customers and others are based on sales of particular products.

        There are no significant variations in seasonal demand for our products. Sales to our retail customers are generally higher in the time frame when retailers take initial shipments of new products.

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

Revenue recognition

        We record revenue when all of the following occur: persuasive evidence of an arrangement exists, product delivery has occurred, the sales price to the customer is fixed or determinable and collectability is reasonably assured. Sales are recorded net of provisions for returns and allowances, cash discounts and markdowns. We base our estimates for discounts, returns and allowances on negotiated customer terms, historical experience. These estimates are subject to variability, as actual deductions taken by customers may be different from the estimates recorded.

        Sales incentives or other consideration given by us to customers that are considered adjustments of the selling price of its products, such as markdowns, are reflected as reductions of revenue. Sales incentives and other consideration that represent costs incurred by us for assets or services received, such as the appearance of our products in a customer's national circular ad, are reflected as selling and marketing expenses in the accompanying statements of income.

Trade receivables

        We carry our trade receivables at net realizable value. On a periodic basis, we evaluate our trade receivables and establish an allowance for doubtful accounts based on a history of past bad debt, collections and current credit conditions. The allowance is adjusted based on actual write-offs that occur.

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

Allowance for doubtful accounts.

        The allowance for doubtful accounts represents adjustments to customer trade accounts receivable for amounts deemed uncollectible. The allowance for doubtful accounts reduces gross trade receivables to their estimated net realizable value. The allowance is based on our assessment of the business environment, customers' financial condition, historical trends, customer payment practices, receivable aging and customer disputes. We will continue to proactively review our credit risks and adjust customer terms to reflect the current environment.

Income taxes

        Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, it is more likely than not that such benefits will be realized.

        Previously, the Company adopted the provisions of a new standard which provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a "more-likely-than-not" recognition threshold at the effective date to be recognized upon adoption and in subsequent periods. Upon the adoption, and at December 31, 2010 and 2009, the Company did not have any uncertain tax positions. No interest and penalties related to uncertain tax positions were accrued at December 31, 2010 and 2009.

        The tax years 2006 through 2009 remain open to examination by the major taxing jurisdictions in which the Company operates. The Company expects no material changes to unrecognized tax positions within the next twelve months.

Results of Operations

        The following table presents selected condensed consolidated financial information for Summer Infant, Inc. and its subsidiaries for the years ended December 31, 2010 and 2009. The numbers in the table and text below are in thousands of U.S. dollars.

	Year ended December 31, 2010		Year Ended December 31, 2009
Net sales	$194,485	100%	$153,481	100.0%
Cost of goods sold	124,994	64.2%	98,233	64.0%

Gross Profit	69,491	35.7%	55,248	36.0%
SG&A expenses(a)	54,445	28.0%	40,520	26.4%
Interest, taxes and other expenses	8,459	4.3%	9,074	5.9%

Net Income	$6,587	3.8%	$5,654	3.7%

(a)
Excluding depreciation, amortization, deal-related fees, and non-cash stock compensation expense.

Year ended December 31, 2010 compared with year ended December 31, 2009

        Net sales increased 26.7% from $153,481 in the year ended December 31, 2009 to $194,485 for the year ended December 31, 2010. This increase was primarily attributable to increased distribution of existing products throughout our customer base, introduction of new products and international growth.

        Gross profit increased 25.8% from $55,248 for the year ended December 31, 2009 to $69,491 for the year ended December 31, 2010. This increase was primarily attributable to the 26.7% increase in net sales. Gross profit percentage decreased to 35.7% of sales for the year ended December 31, 2010 from 36.0% in the prior year. Significant items negatively impacting gross profit in 2010 included a $712 charge related to returns of sleep positioners, an $865 charge related to the discontinuance of the fashion bedding product line and a $297 charge related to the re-labeling of video monitors.

        Selling, general and administrative expenses (see note (a) above) increased 34.4% from $40,520 for the year ended December 31, 2009 to $54,445 for the year ended December 31, 2010. This increase was primarily attributable to increased variable costs such as co-op advertising allowances as a result of the significant increase in sales. In addition, there were increased expenditures in product development, payroll, professional fees, and warehouse operations. Finally, significant items impacting this line item in 2010 included a $289 charge related to the closing of the fashion bedding office, a $448 charge related to severance of two former executives and a $668 charge related to the consolidation of distribution centers.

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

        For the year ended December 31, 2010, net cash used in operating activities totaled $8,861, which relate to increases in accounts receivable and inventory.

        Net cash used in investing activities was approximately $8,782 which primarily relates to capital expenditures and acquisitions.

        Net cash provided by financing activities was approximately $17,377 which relates to borrowings from our debt facilities to fund the working capital growth.

        Based primarily on the above factors, the net cash increase for the year ended December 31, 2010 was approximately $206, resulting in a cash balance of approximately $ 1,138 at December 31, 2010.

        We believe that our cash on hand and current banking facilities are sufficient to fund our cash requirements for at least the next 12 months. However, unforeseen circumstances, such as softness in the retail industry or deterioration in the business of a significant customer could create a situation where we cannot access all of the available lines of credit due to not having sufficient assets or Adjusted EBITDA (as defined below) as required under our loan agreements. There is no assurance that we will meet all of our bank covenants in the future, or that our lender will grant waivers if there are covenant violations. In addition, should we need to raise additional funds through additional debt or equity financings, any sale of additional debt or equity securities may cause dilution to existing stockholders. If sufficient funds are not available or are not available on acceptable terms, our ability to address any unexpected changes in our operations could be limited. Furthermore, there can be no assurance that we will be able to raise such funds if and when they are required. Failure to obtain future funding when needed or on acceptable terms could materially adversely affect our results of operations.

        Our strategy for funding our business going forward is a combination of increased profitability, and if necessary, negotiation of increased borrowing lines as required with traditional lenders.

        On August 2, 2010, we entered into a secured credit facility (the "Loan Agreement") with Bank of America, N.A., as Administrative Agent, and each of the financial institutions that is a signatory to the Loan Agreement. The Loan Agreement provides for a $60,000 working capital revolving credit facility and a $10,000 "accordion" credit facility. The loan agreement matures on June 30, 2012.

        Summer and its subsidiaries, Summer Infant (USA), Inc., Summer Infant Europe Limited, Summer Infant Asia Limited and Summer Infant Canada, Limited are the borrowers under the Loan Agreement. This loan agreement replaced Summer's prior line of credit and is being used principally to fund growth opportunities and for working capital purposes.

        Our ability to borrow under the Loan Agreement is subject to its ongoing compliance with a number of financial and other covenants, including the following (i) that Summer and its subsidiaries maintain adjusted EBITDA of at least $15,000 on a trailing twelve month basis, which escalates to $17,000 by the end of the loan deal. (ii) that Summer and its subsidiaries maintain a ratio of total funded debt to adjusted EBITDA of not greater than 3.25:1.00, and (iii) that Summer and its subsidiaries maintain a ratio of operating cash flow to debt service of not less than 1.50:1.00. Furthermore, if the ratio of total funded debt to adjusted EBITDA is greater than 3.25:1.00 for any fiscal year, the aggregate amount that may be borrowed under the Loan Agreement will be determined by reference to a borrowing base.

        These credit facilities bear interest at a floating rate based on a spread over LIBOR ranging from 200 basis points to 250 basis points, depending upon the ratio of the Company's total funded debt to adjusted EBITDA. The Company has also entered into various interest swap agreements which fixes the interest rates on a portion of the outstanding debt. As of December 31, 2010, the rate on these credit facilities averaged 4.2%. In addition, these credit facilities have an unused line fee based on the unused amount of the credit facilities equal to 25 basis points.

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

        As of December 31, 2010, we had $51,500 outstanding of the total committed amount of $70,000. Availability under the credit facility was approximately $5,746 at December 31, 2010.

        We were in compliance with all covenants as of December 31, 2010.

        The following table summarizes our significant contractual commitments at December 31, 2010:

	Payment Due by Period
Contractual Obligations	Total	2011	2012	2013		2014 and beyond
Line of credit/acquisition facility	$51,500	$0	$51,500	$
Estimated future interest payments on line of credit	3,245	2,163	1,082
Advances against international receivables	831	831
Operating leases	6,076	1,364	1,167		971	$2,574
Capital leases and other liabilities	2,972	896	724		474	878

Total contractual cash obligations	$64,624	$5,254	$54,473		$1,445	$3,452

        Estimated future interest payments on our line of credit were based upon the interest rates in effect at December 31, 2010.

Off-Balance Sheet Arrangements

        We did not have any off-balance sheet arrangements during either of the years ended December 31, 2010 and 2009.

Non-GAAP Discussion

        In addition to our reported results, which are prepared in accordance with generally accepted accounting principles ("GAAP"), we also disclose non-GAAP measures of our performance, primarily relating to requirements under our credit facilities. Adjusted EBITDA, as defined below, is an important supplemental financial measure of our performance that is not required by, or presented in accordance with, GAAP. As used herein, "Adjusted EBITDA" represents net income (loss) before income taxes, interest expense, deal-related expenses, depreciation and amortization, and non-cash stock option expense. We believe that the presentation of Adjusted EBITDA provides useful information regarding our results of operations because it assists in analyzing and benchmarking the performance and value of our business. We believe that Adjusted EBITDA is useful to stockholders as a measure of comparative operating performance, as it is less susceptible to variances in actual performance resulting from depreciation and amortization and more reflective of changes in pricing decisions, cost controls and other factors that affect operating performance.

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

        The following table presents a reconciliation of Adjusted EBITDA to net income, its most directly comparable GAAP financial measure, on a historical basis, for the periods presented:

Reconciliation of Income before interest to unaudited Adjusted EBITDA

	Year Ended December 31,
	2010	2009
Income before interest	$10,375	$9,573
Plus: depreciation and amortization	5,384	4,155
Plus: deal-related expenses	—	215
Plus: non-cash stock compensation expense	1,057	785
Plus: other items(a)	1,509	—

Adjusted EBITDA, as defined	$18,325	$14,728

        The increase in Adjusted EBITDA for the past year has been primarily the result of the sales increase in 2010. Sales increased from $153,481 in 2009 to $194,485 in 2010.

(a)
For the year ended December 31, 2010 "Adjusted EBITDA", as defined, includes the following items:

(1)
$712 charge related to returns of sleep positioners; (2) $1,154 charge related to the discontinuance of fashion bedding; (3) $297 charge related to re-labeling of video monitors; (4) $1,770 gain related to the settlement of an acquisition related liability; (5) $448 charge related to severance costs for two former executives; (6) $668 charge related to the closing of two distribution centers. The net impact of these items is a charge of $1,509.

Recently Issued Accounting Pronouncements

ASC Update No. 2010-06

        In January 2010, the FASB issued ASC Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements. Update No. 2010-06 requires additional disclosure within the rollforward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, Update No. 2010-06 requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Level 2 and Level 3. We adopted Update No. 2010-06 for our first quarter ended March 31, 2010, except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements, for which disclosures will be required for our first quarter ending March 31, 2011. The adoption of this guidance had no effect on our consolidated financial position or results of operations.

ASC Update No. 2009-17

        In December 2009, the FASB issued ASC Update No. 2009-17, Consolidations (Topic 810)—Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which formally codifies FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). Update No. 2009-17 and Statement No. 167 amend Interpretation No. 46(R), Consolidation of Variable Interest Entities, to require that an enterprise perform an analysis to determine whether the enterprise's variable interests give it a controlling financial interest in a variable interest entity (VIE). The analysis identifies the primary beneficiary of a VIE as the enterprise that has both 1) the power to direct activities of a VIE that most significantly impact the entity's economic performance and 2) the obligation to absorb losses of the entity or the right to receive benefits from the entity. Update No. 2009-17 eliminated the quantitative approach previously required for determining the primary beneficiary of a VIE and requires ongoing reassessments of whether an enterprise is the primary beneficiary. We adopted Update No. 2009-17 for our first quarter ended March 31, 2010. The adoption of this guidance had no effect on our consolidated financial position or results of operations.

ASC Update No. 2009-13

        In October 2009, the FASB issued ASC Update No. 2009-13, Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements. The consensus in Update No. 2009-13 supersedes certain guidance in Topic 605 (formerly EITF Issue No. 00-21, Multiple-Element Arrangements). Update No. 2009-13 provides principles and application guidance to determine whether multiple deliverables exist, how the individual deliverables should be separated and how to allocate the revenue in the arrangement among those separate deliverables. Update No. 2009-13 also expands the disclosure requirements for multiple-deliverable revenue arrangements. We adopted Update No. 2009-13 as of January 1, 2011. The adoption of this guidance had no effect on our consolidated financial position or results of operations.

ASC Update No. 2010-29

        In December 2010, the FASB issued ASC Update No. 2010-29, Business Combinations (Topic 805)—Disclosure of Supplementary Pro Forma Information for Business Combinations. Update No. 2010-29 clarifies paragraph 805-10-50-2(h) to require public entities that enter into business combinations that are material on an individual or aggregate basis to disclose pro forma information for such business combinations that occurred in the current reporting period, including pro forma revenue and earnings of the combined entity as though the acquisition date had been as of the beginning of the comparable prior annual reporting period only. We are required to adopt Update

No. 2010-29 for material business combinations for which the acquisition date is on or after January 1, 2011.

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

Item 9A    Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

        As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this Annual report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2010. Our principal executive officer and principal financial officer have concluded, based on their evaluation, that as of the end of the period covered by this report, our disclosure controls and procedures were effective as of December 31, 2010.

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

        Management of the Company conducted an evaluation of the effectiveness, as of December 31, 2010, of the Company's internal control over financial reporting based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO Framework"). Based on its evaluation under the COSO Framework, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2010.

(c)   Changes in Internal Control Over Financial Reporting

        There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this Item will be contained in our definitive Proxy Statement to be filed with the SEC in connection with our 2011 Annual Meeting of Stockholders (the "2011 Proxy Statement") under the captions "Election of Directors," "Board of Directors Meetings and Committees of the Board," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

        We have adopted a Code of Ethics that applies to all our directors, officers and employees. The Code of Ethics is publicly available on our website at www.summerinfant.com. Amendments to the Code of Ethics and any grant of a waiver from a provision of the Code of Ethics requiring disclosure under applicable SEC and Nasdaq rules will be disclosed on our website.

Item 11.    Executive Compensation

        The information required by this Item will be incorporated by reference from the information under the caption "Executive Compensation" contained in our 2011 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this item will be incorporated by reference from the information under the caption "Ownership of Summer Infant, Inc. Common Stock" contained in our 2011 Proxy Statement.

Equity Compensation Plan Information

        The following table summarizes share information, as of December 31, 2010, for our equity compensation plans, including the 2006 Performance Equity Plan.

Plan Category	Number of Common Shares to Be Issued Upon Exercise of Outstanding Option Grants	Weighted Average Exercise Price of Outstanding Grants
Stock option plans approved by stockholders	2,187,850	$3.90
Equity compensation plans not approved by stockholders	—	—

Total	2,187,850	$3.90

        In addition, during 2009 and 2010, 357,000 restricted shares were granted to employees and board members; 87,250 shares vested in 2009 and were issued, 80,750 shares vested in 2010 and were issued, 32,500 shares were cancelled, and 156,500 shares have not yet vested.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this item will be incorporated by reference from the information under the caption "Certain Relationships and Related Transactions" contained in our 2011 Proxy Statement.

Item 14.    Principal Accountant Fees and Services

        The information required by this item will be incorporated by reference from the information under the captions "Audit Fees", "Audit-Related Fees," "Tax Fees," "All Other Fees" and "Pre-Approval Policies and Procedures" contained in our 2011 Proxy Statement.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a) (1)    Financial Statements

        The list of consolidated financial statements and notes required by this Item 15 (a) (1) is set forth in the "Index to Financial Statements" on page F-1 of this Annual Report.

        (2)   Financial Statement Schedules

        All schedules have been omitted because the required information is included in the financial statements or notes thereto.

        (3)   Exhibits

        The exhibits listed in the "Index to Exhibits" immediately preceding the exhibits are filed as part of this Annual Report.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 22nd day of March 2011.

SUMMER INFANT, INC.
By:	/s/ JASON MACARI Jason Macari Chief Executive Officer (Principal Executive Officer)
By:	/s/ JOSEPH DRISCOLL Joseph Driscoll Chief Financial Officer (Principal Financial and Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ JASON MACARI Jason Macari	Director and Chief Executive Officer (Principal Executive Officer)	March 22, 2011
/s/ JOSEPH DRISCOLL Joseph Driscoll	Chief Financial Officer (Principal Financial and Accounting Officer)	March 22, 2011
/s/ MARTIN FOGELMAN Martin Fogelman	Director	March 22, 2011
/s/ ROBERT STEBENNE Robert Stebenne	Director	March 22, 2011
/s/ RICHARD WENZ Richard Wenz	Director	March 22, 2011
/s/ DERIAL SANDERS Derial Sanders	Director	March 22, 2011
/s/ DAN ALMAGOR Dan Almagor	Director	March 22, 2011

Exhibits.

Index to Exhibits

Exhibit No.		Description
2.1		Agreement and Plans of Reorganization dated as of September 1, 2006, by and among KBL Healthcare Acquisition Corp. II, and its wholly owned subsidiary, SII Acquisition Corp., Summer Infant, Inc. ("SII"), Summer Infant Europe, Limited ("SIE") and Summer Infant Asia, Ltd. ("SIA" and, collectively, with SII and SIE, the "Targets") and the stockholders of the Targets(1)

2.2		Purchase and Sale Agreement dated March 24, 2009 between Summer Infant (USA), Inc. and Faith Realty II, LLC(2)

2.3		Lease Agreement dated March 24, 2009 between Summer Infant (USA), Inc. and Faith Realty II, LLC(2)

3.1		Amended and Restated Certificate of Incorporation(3)

3.2		Certificate of Amendment to Amended and Restated Certificate of Incorporation(4)

3.3		Bylaws(3)

4.1		Specimen Common Stock Certificate(3)

10.1		Revolving Credit Agreement by and among Bank of America, N.A. and Summer Infant, Inc., et al, dated April 10, 2008(5)

10.2		Amendment to Revolving Credit Agreement by and among Bank of America, N.A. and Summer Infant, Inc., et al, dated June 30, 2008.(6)

10.3		Agreement and Plan of Merger by and among the Registrant, Summer (USA), Inc., Kiddo Acquisition, Inc., and Kiddopotamus & Company and certain of its stockholders, dated April 18, 2008(7)

10.4		Registration Rights Agreement, dated as f April 18, 2008, by and among Summer Infant, Inc. and J. Chris Snedeker and Kristen Peterson Snedeker(7)

10.5		Registration Rights Agreement by and among the Registrant, Jason Macari and Steven Gibree(1)

10.6	**	2006 Performance Equity Plan(8)

10.7		Distribution and License Agreement by and between The Blanket Factory Ltd. and Summer Infant, Inc. dated February 9, 2007(9)

10.8	**	Employment Agreement by and between the Registrant and Jason Macari dated February 1, 2010(10)

10.9	**	Side Letter between the Registrant and Joseph Driscoll dated February 1, 2010(10)

10.10	**	Change of Control Agreement between the Registrant and Joseph Driscoll(10)

10.11	**	Summer Infant, Inc, 2010 Employee Performance Incentive Plan(10)

10.12	**	Side Letter between the Registrant and Steven Gibree dated February 5, 2010(11)

10.13	**	Change of Control Agreement between the Registrant and Steven Gibree dated February 5, 2010(11)

Exhibit No.		Description
10.14	**	Separation and Release Agreement, dated as of December 10, 2010, between the Registrant and Steven Gibree(12)

10.15		Amended and Restated Credit Agreement, dated August 2, 2010, among the Registrant, Summer Infant (USA), Inc., Kiddopotamus & Company, Bank of America, N.A., as administrative agent, swing lender, and L/C issuer, and RBS Citizens, National Association, as Collateral Agent, and other lenders thereto(13)

10.16	***	Employment Offer Letter between the Registrant and Jeff Hale

21.1		List of Subsidiaries(14)

23.1	*	Consent of Independent Registered Public Accounting Firm

23.2	*	Consent of Independent Registered Public Accounting Firm

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

*
Filed herewith

**
Management contract or compensatory plan or arrangement

(1)
Incorporated by reference to Annexes of the Registrant's Definitive Proxy Statement on Schedule 14A filed February 13, 2007

(2)
Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q/A filed August 18, 2009

(3)
Incorporated by reference to Exhibits to the Registrant's Form 8-A filed March 6, 2007

(4)
Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K filed June 7, 2010.

(5)
Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q filed May 12, 2008

(6)
Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K/A filed August 18, 2009

(7)
Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K filed April 24, 2008

(8)
Incorporated by reference to Appendix A to the Registrant's Definitive Proxy on Schedule 14A filed on April 29, 2008

(9)
Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K filed March 12, 2007

(10)
Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K filed February 4, 2010

(11)
Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K filed February 9, 2010

(12)
Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K filed December 13, 2010

(13)
Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q filed August 9, 2010

(14)
Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K filed March 27, 2008

Summer Infant, Inc. And Subsidiaries
Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Summer Infant, Inc.

        We have audited the accompanying consolidated balance sheet of Summer Infant, Inc. and Subsidiaries as of December 31, 2010, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's controls over financial reporting.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Summer Infant, Inc. and Subsidiaries as of December 31, 2010, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP McGladrey & Pullen, LLP Boston, Massachusetts March 22, 2011

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

/s/ Caturano and Company, P.C. Boston, Massachusetts March 10, 2010

Summer Infant, Inc. and Subsidiaries

Consolidated Balance Sheets

        Note that all amounts presented in the table below are in thousands of U.S. dollars, except share amounts and par value per share.

	December 31, 2010	December 31, 2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,138	$932
Trade receivables, net of allowance for doubtful accounts of $90 and $107 at December 31, 2010 and 2009, respectively	46,693	32,520
Inventory, net	45,853	32,012
Prepaids and other current assets	2,783	2,495
Deferred tax assets	1,269	1,071

TOTAL CURRENT ASSETS	97,736	69,030
Property and equipment, net	14,958	11,486
Goodwill	50,375	49,496
Other intangible assets, net	14,745	15,704
Other assets	181	237

TOTAL ASSETS	$177,995	$145,953

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Line of credit and current portion of long-term debt	1,256	2,663
Accounts payable and accrued expenses	35,651	29,966

TOTAL CURRENT LIABILITIES	36,907	32,629
Long-term debt, less current portion	51,963	31,780
Other liabilities	4,579	6,957
Deferred tax liabilities	8,085	5,607

TOTAL LIABILITIES	101,534	76,973
STOCKHOLDERS' EQUITY
Common Stock $.0001 par value, issued and outstanding 15,450,227 and 15,356,727 at December 31, 2010 and 2009, respectively	1	1
Additional paid-in capital	56,431	55,342
Retained earnings	20,490	13,903
Accumulated other comprehensive loss	(461)	(266)

TOTAL STOCKHOLDERS' EQUITY	76,461	68,980

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$177,995	$145,953

See notes to consolidated financial statements

Summer Infant, Inc. and Subsidiaries

Consolidated Statements of Income

        Note that all amounts presented in the table and the notes to the table below are in thousands of U.S. dollars, except share and per share amounts.

	For the year ended
	December 31, 2010	December 31, 2009
Net sales	$194,485	$153,481
Cost of goods sold	124,994	98,233

Gross profit	69,491	55,248
Selling, general and administrative expenses	55,501	41,520
Gain on settlement of acquisition related liability	(1,770)	—
Depreciation and amortization	5,384	4,155

Net operating income	10,376	9,573
Interest expense, net	(1,734)	(1,498)

Income before provision for income taxes	8,641	8,075
Provision for income taxes	2,055	2,421

NET INCOME	$6,587	$5,654

Net income per share BASIC	$0.43	$0.37
Weighted average shares outstanding BASIC	15,431,806	15,238,034
Net income per share DILUTED	$.40	$0.36
Weighted average shares outstanding DILUTED	16,408,594	15,735,577

See notes to consolidated financial statements

Summer Infant, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

        Note that all amounts presented in the attached table are in thousands of U.S. dollars.

	For the year ended
	December 31, 2010	December 31, 2009
Cash flows from operating activities:
Net income	$6,587	$5,654
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Change in value of interest rate swap agreements	(476)	(329)
Depreciation and amortization	5,384	4,155
Stock-based compensation	1,057	785
Deferred income taxes	2,279	192
Changes in assets and liabilities, net of effects of acquisitions
Increase in accounts receivable	(14,752)	(2,523)
(Increase) decrease in inventory	(14,442)	628
Decrease (increase) in prepaids and other current assets	(331)	(955)
Decrease in other assets	56	179
Increase in accounts payable and accrued expenses	5,777	3,872

Net cash provided by (used in) operating activities	(8,861)	11,658

Cash flows from investing activities:
Acquisitions of property and equipment	(7,902)	(3,861)
Acquisitions of other intangible assets	—	(146)
Acquisitions, net of cash acquired	(880)	(1,830)

Net cash used in investing activities	(8,782)	(5,837)

Cash flows from financing activities:
Net borrowings (repayments) of debt	17,345	(9,784)
Issuance of common stock upon exercise of stock options	32
Proceeds received from sale-leaseback of property	—	4,053

Net cash provided by (used in) financing activities	17,377	(5,731)

Effect of exchange rate changes on cash and cash equivalents	472	(146)

Net increase in cash and cash equivalents	206	(56)
Cash and cash equivalents at beginning of year	932	988

Cash and cash equivalents at end of year	$1,138	$932

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$1,829	$1,397

Cash paid during the year for income taxes	$2,069	$2,025

Non cash investing/financing activities:
Issuance of common stock in conjunction with the acquisitions (see note 1) 2009	$—	$462
Capital lease obligations incurred	$713	$407

See notes to consolidated financial statements

Summer Infant, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

For the Years Ended December 31, 2010 and 2009

        Note that all amounts presented in the attached table are in thousands of U.S. dollars.

	Commons Stock
			Additional Paid in Capital	Retained Earnings	Accumulated Comprehensive Income (Loss)	Comprehensive Income	Total Stockholders Equity
	Shares	Amount
Balance at December 31, 2008 (restated)	15,055,802	$1	$54,095	$8,249	$(882)		$61,463
Acquisition of Butterfly Living	213,675		462				462
Issuance of common stock upon vesting of restricted shares	87,250
Stock-based compensation			785				785
Net income for the year				5,654		5,654
Foreign currency translation adjustment					616	616

Total comprehensive income						$6,270	6,270

Balance at December 31, 2009	15,356,727	$1	$55,342	$13,903	$(266)		$68,980

Issuance of common stock upon vesting of restricted shares	80,750
Issuance of common stock upon exercise of stock options	12,750		32				32
Stock-based compensation			1,057				1,057
Net income for the year				6,587		6,587
Foreign currency translation adjustment					(195)	(195)

Total comprehensive income						6,392	6,392

Balance at December 31, 2010	15,450,227	$1	$56,431	$20,490	$(461)		$76,461

See notes to consolidated financial statements

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Acquisition of Summer Infant, Inc. by KBL Healthcare Acquisition Corp. II

        On March 6, 2007, under an Agreement and Plans of Reorganization, dated as of September 1, 2006 ("Acquisition Agreement"), KBL Healthcare Acquisition Corp. II ("KBL"), and its wholly owned subsidiary, SII Acquisition Corp. ("Acquisition Sub"), consummated a transaction by which (i) Summer Infant, Inc. ("SII") was merged with and into Acquisition Sub and (ii) all of the outstanding capital stock of each of Summer Infant Europe, Limited ("SIE") and Summer Infant Asia, Ltd. ("SIA") was acquired directly by KBL. As used in this Report, the term "Company" means the registrant on a post-acquisition basis.

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

        On November 7, 2008, Summer Infant (USA), Inc. created a wholly-owned subsidiary called Summer Infant Canada, Ltd. ("SIC").

Company Overview

        The Company is a designer, marketer, and distributor of branded juvenile health, safety and wellness products which are sold principally to large North American and United Kingdom retailers. The Company currently markets proprietary products in various product categories including nursery audio/video monitors, safety gates, durable bath products, bed rails, infant thermometers, related health and safety products, booster and potty seats, cribs, baby gear, bouncers and swaddling blankets.

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

        Sales incentives or other consideration given by the Company to customers that are considered adjustments of the selling price of its products, such as markdowns, are reflected as reductions of

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

revenue. Sales incentives and other consideration that represent costs incurred by the Company for assets or services received, such as the appearance of the Company's products in a customer's national circular ad, are reflected as selling and marketing expenses in the accompanying statements of income.

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

Impairment of Long-Lived Assets

        The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. An asset is considered to be impaired when its carrying amount exceeds the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition. Long-lived assets include property and equipment. The amount of impairment loss, if any, is charged by the Company to current operations. For each of the years ended December 31, 2010 and 2009, no such impairment existed.

Goodwill and Other Intangible Assets

        The Company accounts for Goodwill and Other Intangible Assets in accordance with accounting guidance that requires that goodwill and intangible assets that have indefinite useful lives no longer be subject to amortization and be tested at least annually for impairment. Management evaluates the remaining useful life of an intangible asset that is not being amortized each reporting period to

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

determine whether events and circumstances continue to support an indefinite useful life. If an intangible asset that is not being amortized is subsequently determined to have a finite useful life, it is amortized prospectively over its estimated remaining useful life. For the years ended December 31, 2010 and 2009, the Company has determined that no such impairment existed.

Fair Value Measurements

        Effective January 1, 2008, the Company adopted ASC 820 Fair Value Measurements and Disclosures which establishes a new framework for measuring fair value and expands related disclosures. Broadly, the framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The standard established a three-level valuation hierarchy based upon observable and non-observable inputs.

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

        The Company has used derivatives to fix interest rates. As a matter of policy, the Company does not use derivatives for speculative purposes. This is a requirement in the Company's loan agreement to mitigate interest rate risk.

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The Company recognizes the fair value of interest rate swaps using Level 2 inputs.

Fair Values of Derivative Instruments

	2010			2009
	Liability Derivatives
	Balance Sheet Location	Fair Value	Change in Fair Value Gain/(Loss)	Balance Sheet Location	Fair Value	Change in Fair Value Gain/(Loss)
	(In Thousands of Dollars)
As of December 31
Derivatives not designated as hedging instruments under Subtopic 815-20
Interest rate contracts	Other liabilities	$345	$(476)	Other liabilities	$821	$(329)
Total derivatives not designated as hedging instruments under Subtopic 815-20		$345			$821

        The notional amounts under the interest rate swap agreements total $10,000, which is approximately 20% of the Company's total outstanding bank debt at December 31, 2010.

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

Income taxes

        Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, it is more likely than not that such benefits will be realized.

        Previously, the Company adopted the provisions of a new standard which provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a "more-likely-than-not" recognition threshold at the effective date to be recognized upon adoption and in subsequent periods. Upon the adoption, and at December 31, 2010 and 2009, the Company did not have any uncertain tax positions. No interest and penalties related to uncertain tax positions were accrued at December 31, 2010 and 2009.

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

Shipping Costs

        Shipping costs are included in selling expenses and amounted to approximately $3,260 and $2,566 for the years ended December 31, 2010 and 2009, respectively.

Advertising Costs

        The Company charges advertising costs to expense as incurred. Advertising expense, which consists primarily of promotional and cooperative advertising allowances provided to customers, was approximately $15,445 and $10,827 for the years ended December 31, 2010 and 2009, respectively.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Net Income Per Share

        Basic earnings per share is calculated by dividing net income for the period by the weighted average number of common stock outstanding during the period.

        Diluted earnings per share for the Company is computed by dividing net income by the sum of: the weighted-average number of shares of common stock outstanding during the period; the dilutive impact (using the "treasury stock" method) of "in the money" stock options; and unvested restricted shares issued to employees. Options to purchase 28,000 and 957,600 shares of the Company's common stock were not included in the calculation, due to the fact that these options were anti-dilutive for the years ended December 31, 2010 and 2009.

New Accounting Pronouncements

        ASC Update No. 2010-06

        In January 2010, the FASB issued ASC Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements. Update No. 2010-06 requires additional disclosure within the rollforward of activity for assets and liabilities measured at fair

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, Update No. 2010-06 requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Level 2 and Level 3. We adopted Update No. 2010-06 for our first quarter ended March 31, 2010, except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements, for which disclosures will be required for our first quarter ending March 31, 2011. The adoption of this guidance had no effect on our consolidated financial position or results of operations.

        ASC Update No. 2009-17

        In December 2009, the FASB issued ASC Update No. 2009-17, Consolidations (Topic 810)—Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which formally codifies FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). Update No. 2009-17 and Statement No. 167 amend Interpretation No. 46(R), Consolidation of Variable Interest Entities, to require that an enterprise perform an analysis to determine whether the enterprise's variable interests give it a controlling financial interest in a variable interest entity (VIE). The analysis identifies the primary beneficiary of a VIE as the enterprise that has both 1) the power to direct activities of a VIE that most significantly impact the entity's economic performance and 2) the obligation to absorb losses of the entity or the right to receive benefits from the entity. Update No. 2009-17 eliminated the quantitative approach previously required for determining the primary beneficiary of a VIE and requires ongoing reassessments of whether an enterprise is the primary beneficiary. We adopted Update No. 2009-17 for our first quarter ended March 31, 2010. The adoption of this guidance had no effect on our consolidated financial position or results of operations.

        ASC Update No. 2009-13

        In October 2009, the FASB issued ASC Update No. 2009-13, Revenue Recognition (Topic 605)—Multiple Deliverable Revenue Arrangements. The consensus in Update No. 2009-13 supersedes certain guidance in Topic 605 (formerly EITF Issue No. 00-21, Multiple-Element Arrangements). Update No. 2009-13 provides principles and application guidance to determine whether multiple deliverables exist, how the individual deliverables should be separated and how to allocate the revenue in the arrangement among those separate deliverables. Update No. 2009-13 also expands the disclosure requirements for multiple-deliverable revenue arrangements. We adopted Update No. 2009-13 as of January 1, 2011. The adoption of this guidance had no effect on our consolidated financial position or results of operations.

        ASC Update No. 2010-29

        In December 2010, the FASB issued ASC Update No. 2010-29, Business Combinations (Topic 805)—Disclosure of Supplementary Pro Forma Information for Business Combinations. Update No. 2010-29 clarifies paragraph 805-10-50-2(h) to require public entities that enter into business combinations that are material on an individual or aggregate basis to disclose pro forma information for such business combinations that occurred in the current reporting period, including pro forma revenue and earnings of the combined entity as though the acquisition date had been as of the beginning of the comparable prior annual reporting period only. We are required to adopt Update No. 2010-29 for material business combinations for which the acquisition date is on or after January 1, 2011.

        Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. PROPERTY AND EQUIPMENT

        Property and equipment, at cost, consist of the following:

	December 31,
			Depreciation/ Amortization Period
	2010	2009
	(In Thousands)
Computer-related	$3,166	$2,035	5 years
Tools and dies and Prototypes/molds	14,944	10,155	1 - 5 years
Building	4,156	4,156	30 years
Other	3,000	2,058	various

	25,266	18,404
Less accumulated depreciation	10,308	6,918

Property and Equipment, net	$14,958	$11,486

        Property and equipment includes amounts acquired under capital leases of approximately $1,628 and $915 at December 31, 2010 and 2009, respectively, with related accumulated depreciation of approximately $394 and $241, respectively. Depreciation is included in general and administrative expenses in the accompanying consolidated statements of income. Total depreciation expense was $4,425 and $3,579 for the years ended December 31, 2010 and 2009, respectively.

3. GOODWILL AND INTANGIBLE ASSETS

Goodwill

        Goodwill is tested for impairment on an annual basis and more frequently if facts and circumstances indicate goodwill carrying values exceed estimated fair values. Because the Company has fully integrated its acquisitions, it has determined that it has only one reporting unit for purposes of testing for goodwill impairment. Based on the impairment tests performed, there was no impairment of goodwill in 2010 or 2009.

        The change in goodwill during the years ended December 31, 2010 and December 31, 2009 was as follows:

	(In Thousands) 2010	2009
Balance at beginning of year	$49,496	$44,452
Acquisitions and other adjustments	879	5,044

Balance at end of year	$50,375	$49,496

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. GOODWILL AND INTANGIBLE ASSETS (Continued)

Intangible assets

        Intangible assets consist of the following:

	December 31,
	2010	2009
	(In Thousands)
Brand names	$10,900	$10,900
Patents and licenses	1,581	1,581
Customer lists	2,355	2,355
Other intangibles	1,886	1,994

	16,722	16,830
Less:Accumulated amortization	(1,976)	(1,126)

Intangible assets, net	$14,745	$15,704

        The amortization period for the intangible assets ranges from 5 to 10 years for those assets that have an estimated life; certain of the assets have indefinite lives (including brand names and several significant customer relationships). Total of intangibles not subject to amortization amounted to $10,746 and $13,255 for the years ended December 31, 2010 and 2009, respectively. There was no impairment of intangible assets in 2010 or 2009.

        Amortization expense amounted to $959 and $564 for the years ended December 31, 2010 and 2009, respectively. Estimated amortization expense for the next five years is as follows:

Year ending December 31,	(In Thousands)
2011	$948
2012	711
2013	682
2014	315
2015	1,344

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

        Accounts payable and accrued expenses consist of the following:

	December 31,
	2010	2009
	(In Thousands)
Accounts payable	$20,122	$17,900
Customer advertising and allowances	4,703	3,134
Accrued purchases of inventory	7,869	3,860
Other (none in excess of 5% of current liabilities)	2,957	5,072

Total	$35,651	$29,966

5. DEBT

Credit Facilities

        On August 2, 2010, the Company entered into a secured credit facility (the "Loan Agreement") with Bank of America, N.A., as Administrative Agent, and each of the financial institutions a signatory

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. DEBT (Continued)

to the Loan Agreement. The Loan Agreement provides for a $60,000 working capital revolving credit facility and a $10,000 "accordion" credit facility. This deal amended the previous loan agreement which was capped at $46,000 of loan capacity. The amounts outstanding under the revolving credit facility are payable in full upon maturity. The credit facilities mature on June 30, 2012. The amount outstanding on the credit facilities at December 31, 2010 was $51,500, and the amount of availability was approximately $5,746.

        Aggregate maturities of long term debt related to this note are as follows:

		(In Thousands)
Year ending December 31:	2011	$0
	2012	51,500

	Total	$51,500

        The Company and its subsidiaries, Summer Infant (USA), Inc. Summer Infant Europe Limited, Summer Infant Asia Limited and Summer Infant Canada, Limited are the borrowers under this Loan Agreement. This credit facility is secured by substantially all of the assets of the Company.

        The Company's ability to borrow under the Loan Agreement is subject to its ongoing compliance with a number of financial and other covenants, including the following: (i) that the Company and its subsidiaries maintain EBITDA (as defined in the Loan Agreement) of at least $15,000 on a trailing twelve month basis, (ii) that the Company and its subsidiaries maintain a ratio of total funded debt to EBITDA of not greater than 3.25:1.00, and (iii) that the Company and its subsidiaries maintain a ratio of operating cash flow to debt service of not less than 1.50:1.00. Furthermore, if the Company's ratio of total funded debt to EBITDA is greater than 3.25:1.00 for any fiscal year, the aggregate amount that may be borrowed under the Loan Agreement will be determined by reference to a borrowing base. The Company is in compliance with these and other covenants at December 31, 2010.

        These credit facilities bear interest at a floating rate based on a spread over LIBOR ranging from 200 basis points to 250 basis points, depending upon the ratio of the Company's total funded debt to EBITDA. The previous loan agreement contained an interest rate spread of 150 to 200 basis points over LIBOR. The Company has also entered into various interest swap agreements which fixes the interest rates on a portion of the outstanding debt. As of December 31, 2010, the rate on these credit facilities averaged 4.2%. In addition, these credit facilities have an unused line fee based on the unused amount of the credit facilities equal to 25 basis points.

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

        During 2010, the Company also initiated an agreement to borrow against certain international receivables. Approximately $831 relating to this agreement is included in current portion of long term debt at December 31, 2010.

Sale-Leaseback

        On March 24, 2009 the Company entered into a definitive agreement with Faith Realty II, LLC, a Rhode Island limited liability company ("Faith Realty") (the members of which are Jason Macari, the

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. DEBT (Continued)

current Chairman of the board of Directors and Chief Executive Officer of the Company, and his spouse), pursuant to which Faith Realty purchased the corporate headquarters of the Company located at 1275 Park East Drive, Woonsocket, Rhode Island (the "Headquarters"), for $4,052 and subsequently leased the Headquarters back to Summer USA for an annual rent of $390 during the initial seven year term of the lease, payable monthly and in advance. The lease will expire on the seventh anniversary of its commencement unless an option period is exercised by Summer USA. At that time, Summer USA will have the opportunity to extend the lease for one additional period of five years. If Summer USA elects to extend the term of the lease for an additional five years, the annual rent for the first two years of the extension term shall be equal to $429 and for the final three years of the extension term shall be equal to $468. In addition, during the first six months of the last lease year of the initial term of the lease, Summer USA has the option to repurchase the Headquarters for $4,457 (110% of the initial sale price). With the majority of the proceeds of the sale of the headquarters Summer USA paid off the construction loan relating to the Headquarters. Mr. Macari has given a personal guarantee to secure the Faith Realty debt on its mortgage; therefore, due to his continuing involvement in the building transaction and the Company's option to repurchase the building, the transaction has been recorded as a financing lease, with no gain recognition. At December 31, 2010, approximately $60 was included in accounts payable and accrued expenses, with the balance of approximately $3,724 included in other liabilities, in the accompanying consolidated balance sheet. This obligation is reduced each month (along with a charge to interest expense) as the rent payment is made to Faith Realty.

        On February 25, 2009, the Company's board of Directors (with Mr. Macari abstaining from such action) approved the sale leaseback transaction. In connection therewith, the board granted a potential waiver, to the extent necessary, if at all, of the conflict of interest provisions of the Company's Model code of Ethics, effective upon execution of definitive agreements within the parameters approved by the Board. In connection with granting such potential waiver, the Board of Directors engaged independent counsel to review the sale leaseback transaction and an independent appraiser to ascertain (i) the value of the Headquarters and (ii) the market rent for the Headquarters. In reaching its conclusion that the sale leaseback transaction is fair to the Company, the Board of Directors considered a number of factors, including Summer USA's ability to repurchase the headquarters at 110% of the initial sale price at the end of the initial term.

        In addition, the Company's Audit Committee approved the sale leaseback transaction (as a related party transaction) and the potential waiver and recommended the matter to a vote of the entire Board of Directors (which approved the transaction).

6. INCOME TAXES

        The provision for income taxes is summarized as follows:

	2010	2009
	(In Thousands)
Current:
Federal	$(268)	$903
Foreign	769	864
State and Local	273	462

Total Current	774	2,229
Deferred (primarily federal)	1,281	192

Total expense	$2,055	$2,421

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. INCOME TAXES (Continued)

        The tax effects of temporary differences that comprise the deferred tax liabilities and assets are as follows:

	2010	2009
	(In Thousands)
Assets (Liabilities)
Deferred tax asset-current:
Accounts receivable and inventory reserves	$361	$301
Research and development credit carry-forward and other	908	770

Net deferred tax asset-current	1,269	1,071

Deferred tax (liability) asset-non-current:
Intangible assets and other	(5,620)	(4,227)
Property, plant and equipment	(2,465)	(1,380)

Net deferred tax liability non-current:	(8,085)	(5,607)

Net deferred income tax liability	$(6,815)	$(4,536)

        The following reconciles the provision for income taxes at the U.S. federal income tax statutory rate to the expense in the consolidated financial statements:

	2010	2009
	(In Thousands)
Tax expense at statutory rate	$2,938	$2,746
State income taxes, net of U.S. federal income tax benefit	371	333
Foreign income and tax credits	(1,461)	(901)
Non-deductible expenses	216	256
Other	(9)	(11)

Total expense	$2,055	$2,421

        The Company has undistributed earnings from its foreign subsidiaries of approximately $7,240 at December 31, 2010 which is all considered to be permanently reinvested due to the Company's plans to reinvest such earnings for future expansion in certain foreign jurisdictions. The amount of taxes attributable to the permanently reinvested undistributed earnings is not practicably determinable.

        Upon the adoption, and at December 31, 2010 and 2009, the Company did not have any uncertain tax positions. No interest and penalties related to uncertain tax positions were accrued at December 31, 2010 and 2009. The tax years 2006 through 2009 remain open to examination by the major taxing jurisdictions in which the Company operates. The Company expects no material changes to unrecognized tax positions within the next twelve months.

        Also, the 2009 deferred tax liability and goodwill were increased to reflect a reclassification relating to prior year acquisitions. The reclassification had no effect on the Company's results of operations.

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. STOCK OPTIONS AND RESTRICTED SHARES

        The Company has granted stock options and restricted shares under its 2006 Performance Equity Plan ("2006 Plan"). Under the 2006 Plan, awards may be granted to participants in the form of Non-Qualified Stock Options, Incentive Stock Options, Restricted Stock, Deferred Stock, Stock Reload Options and other stock-based awards. Subject to the provisions of the plan, awards may be granted to employees, officers, directors, advisors and consultants who are deemed to have rendered or are able to render significant services to the Company or its subsidiaries and who are deemed to have contributed or to have the potential to contribute to our success. The Company accounts for options under the fair value recognition standard. The application of this standard resulted in share-based compensation expense for the years ended December 31, 2010 and 2009 of $1,057 and $785, respectively. Stock based compensation expense is included in selling, general and administrative expenses. There were no share-based payment arrangements capitalized as part of the cost of an asset.

        The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Summer has insufficient history by which to estimate the expected term of the options, but used an estimate for grants of "plain vanilla" stock options based on a formula prescribed by the SEC. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense recognized in the consolidated financial statements in 2010 and 2009 is based on awards that are ultimately expected to vest.

        The following table summarizes the weighted average assumptions used for options granted during the year ended December 31, 2010 and 2009.

	2010	2009
Expected life (in years)	6.0	5.5
Risk-free interest rate	1.18%	2.49%
Volatility	55%	35%
Dividend yield	0%	0%
Forfeiture rate	10%	10%

        The weighted-average grant date fair value of options granted during the year ended December 31, 2010 was $3.19 per share which totals $603 for the 189,500 options granted during such period. During the year ended December 31, 2009, the weighted-average grant date fair value of options granted was $0.73 per share which totaled $788 for the 1,079,000 options granted during the year.

        A summary of the status of the Company's options as of December 31, 2010 and changes during the year then ended is presented below:

	Number Of Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	2,014,600	$3.70
Granted	189,500	$5.93
Exercised	(12,750)	$2.55
Canceled	(3,500)	$4.77

Outstanding at end of year	2,187,850	$3.90

Options exercisable at December 31, 2010	1,148,200	$4.38

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. STOCK OPTIONS AND RESTRICTED SHARES (Continued)

        The intrinsic value of options exercised totaled $10 and $0 for the years ended December 31, 2010 and 2009, respectively.

        The following table summarizes information about stock options at December 31, 2010:

		Options Outstanding			Options Exercisable
Year Granted	Range of Exercise Prices	Number Outstanding	Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
2007	$5.20 - $5.25	935,600	6.5	$5.22	816,700	$5.22
2009	$2.14 - $4.33	1,064,250	8.2	$2.37	331,500	$2.28
2010	$5.36 - $7.79	188,000	9.5	$5.94	0	—

        The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2010 is $2,830 and $1,467, respectively.

	Number of Options	Grant Date Fair Value	Remaining Contractual Life
Non-Vested options at December 31, 2009	1,431,800	$0.94	8.0
Options Granted	189,500	3.19	9.5
Options Vested	(578,150)	1.13	6.2
Options forfeited	(3,500)	2.02	9.0

Non-Vested options at December 31, 2010	1,039,650

        As of December 31, 2010, there was approximately $966 of unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 2 years. The total fair value of options vested during the year ended December 31, 2009 was $326.

        Restricted stock awards require no payment from the grantee. The related compensation cost of each award is calculated using the market price on the grant date and is expensed equally over the vesting period. A summary of restricted stock awards for the Company's stock incentive plan for the year ended December 31, 2010, is as follows:

	Number of Shares	Grant Date Fair Value
Unvested restricted stock awards as of December 31, 2009	242,250	$2.17
Granted	8,000	6.59
Vested	(80,750)	2.17
Forfeited	(13,000)	2.17

Unvested restricted stock awards as of December 31, 2010	156,500	$2.40

        As of December 31, 2010, there was approximately $375 of unrecognized compensation cost related to non-vested stock compensation arrangements granted under the Company's stock incentive plan for restricted stock awards. That cost is expected to be recognized over the next three years. The

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. STOCK OPTIONS AND RESTRICTED SHARES (Continued)

Company did not grant any restricted stock awards prior to 2009. See Subsequent Event footnote for additional information on restricted stock grants which occurred after December 31, 2010.

        The Company is authorized to issue up to 3,000,000 stock options and restricted shares under the 2006 Plan. As of December 31, 2010, there are 474,900 shares available to grant under the 2006 Plan.

8. WARRANTS

        The Company had 3,633,953 redeemable common stock purchase warrants (the "Warrants") outstanding at December 31, 2008. Each Warrant entitled the holder to purchase one share of common stock at an exercise price of $5.00 per share. The Warrants expired in April 2009, and there are currently no warrants outstanding.

9. CAPITAL LEASE OBLIGATIONS

        The Company leases certain equipment under capital leases which expire over the next several years.

        The leases require monthly payments of principal and interest, imputed at interest rates ranging from 3% to 19% per annum.

        The capital lease liability balance of approximately $844 and $509 is included in debt on the consolidated balance sheets as of December 31, 2010 and 2009, (of which approximately $395 is included in long-term debt each year, and the balance is in current portion of long-term debt). The minimum future lease payments, including principal and interest, are approximately $2,972 and $562, respectively.

Future Minimum Lease Payments

	Total	2011	2012	2013	2014	2015 & Beyond
Capital Lease Payments	2,972	896	724	474	390	488
Interest	(1,177)	(387)	(309)	(235)	(165)	(81)

Principal	1,795	509	415	239	225	407

10. PROFIT SHARING PLAN

        Summer Infant (USA), Inc maintains a defined contribution salary deferral plan (the Plan) under Section 401(k) of the Internal Revenue Code. All employees who meet the Plan's eligibility requirements can participate. Employees may elect to make contributions up to 25% of their compensation. In 2007, the Company adopted a matching plan which was funded throughout the year. For the years ended December 31, 2010 and 2009, the Company recorded 401(k) matching expense of $200 and $163, respectively.

11. MAJOR CUSTOMERS

        Sales to one customer comprised approximately 51% of sales for the years ended December 31, 2010 and December 31, 2009. Amounts due from the one customer in 2010 and 2009 comprised approximately 46% and 50% of trade receivables at December 31, 2010 and 2009, respectively.

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. COMMITMENTS AND CONTINGENCIES

Royalty Commitments

        Summer Infant (USA), Inc has entered into various license agreements with third parties for the use of product designs and trade names for the products manufactured by the Company. These agreements have termination dates through August, 2013. Royalty expense under these licensing agreements for the years ended December 31, 2010 and 2009 were approximately $2,139 and $910, respectively.

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

License Agreements and Lease Commitments

        For lease agreements with escalation clauses the Company records the total rent to be paid under the lease on a straight-line basis over the term of the lease, with the difference between the expense recognized and the cash paid recorded as a deferred rent liability included in accounts payable and accrued expenses on the balance sheet for amounts to be recognized within twelve months and in other liabilities for amounts to be recognized after twelve months from the balance sheet date, in the consolidated balance sheets. Lease incentives are recorded as deferred rent at the beginning of the lease term and recognized as a reduction of rent expense over the term of the lease.

        Summer USA leases an office under a four year agreement which requires monthly payments of approximately $4 through July 2012.

        SIE leases office space under a non-cancelable operating lease agreement. This lease is for a five-year term through April 2012, and requires monthly payments of approximately $6. In addition, SIE is required to pay its proportionate share of property taxes.

        Summer Infant Canada, Ltd. entered into a five-year lease for office and warehouse space under a non-cancelable operating lease agreement expiring March 2013. The Company is obligated as part of the lease to pay maintenance expenses as well as property taxes and insurance costs as defined in the agreement. Monthly payments for the initial year are approximately $13 and escalate over the course of the lease term. Summer Infant Canada Ltd. has the option to renew this lease for one additional period of five years under the same terms and conditions.

        Summer Infant (USA) Inc. entered into a 28 month lease in June of 2009 for office and warehouse space under a non-cancelable operating lease agreement. The Company is obligated to pay certain common area maintenance charges including insurance and utilities. Monthly payments for the initial year are approximately $29 and escalate over the course of the lease term.

        Summer Infant (USA) Inc. entered into a 72 month lease in September 2010 for warehouse space under a non-cancelable operating lease agreement. The Company is obligated to pay certain common area maintenance charges including insurance and utilities. The initial lease term is 10 months of free

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. COMMITMENTS AND CONTINGENCIES (Continued)

rent followed by 12 monthly payments approximately $64 and escalate over the course of the lease term.

        During December 2007, Summer (USA) entered into a three year lease for warehouse space under a non-cancelable operating lease agreement expiring in January 2011. Summer (USA) is obligated as part of the lease to pay maintenance expenses as well as property taxes and insurance costs, as defined in the agreement. Monthly payments for the initial year are approximately $70, and escalate over the course of the lease term. Summer (USA) has the option to renew this lease for one additional period of three years under the same general terms and conditions. During November 2009, SIA entered into a two year office lease which requires monthly payments of $6 through October 2011. We will let this lease expire as in 2011, the East Coast distribution center will be consolidated into the West Coast distribution center.

        Approximate future minimum rental payments due under these leases are as follows(a):

Year Ending	(In Thousands)
December 31, 2011	$1,364
December 31, 2012	1,167
December 31, 2013	971
December 31, 2014	2,574

Total	$6,076

(a)
Amounts exclude payments for Sales-Leaseback transaction as described in Note 5.

        Rent expense (excluding taxes, fees and other charges) for the year ended December 31, 2010 and 2009 totaled approximately $2,519 and $1,629, respectively.

Employment Contracts

        In accordance with United Kingdom and EU law, SIE has employment contracts with all employees. In connection with these contracts, SIE is required to fund the individual pension contributions of certain employees at varying rates from 5% to 10% of the employee' s annual salary, as part of their total compensation package. These pension contributions are expensed as incurred. There are no termination benefit provisions in these contracts.

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

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. GEOGRAPHICAL INFORMATION (Continued)

        The following is a table that presents net revenue by geographic area:

	December 31,
	2010	2009
	(In Thousands)
North America	$180,664	$144,433
All Other	13,821	9,048

	$194,485	$153,481

        The following is a table that presents total assets by geographic area:

	2010	2009
	(In Thousands)
North America	$170,002	$141,220
Europe	5,652	4,195
Asia	2,341	538

	$177,995	$145,953

14. BUTTERFLY LIVING ACQUISITION

        On July 17, 2009, the Company entered into an Asset Purchase Agreement (the "Acquisition Agreement") to acquire Butterfly Living, LLC ("Butterfly"), under which the Company acquired certain assets and liabilities of Butterfly, an innovative manufacturer of infant cribs, headquartered in Pennsylvania.

        The Company accounted for the acquisition under new guidance effective January 1, 2009. This new guidance requires that all assets, liabilities, contingent considerations, and contingencies of an acquired business be recorded at fair value at the acquisition date. In addition, acquisition costs generally are expensed as incurred.

        Total purchase price recorded in connection with the acquisition was approximately $4,100, including approximately $3,600 representing the estimated fair value of contingent earn-out consideration to be paid quarterly through 2013 based on the achievement of certain financial targets. The first payment was due in April 2010. Approximately $74 was paid in cash upon closing.

        The estimated earn-out liability was calculated using a discount rate of 3.27% to discount the $4,000 potential future liability to its present value, then reduced for certain closing adjustments to $3,600. Management concluded that the full potential earn out should be recorded at the time of acquisition (net of present value) based upon current sales generated by Butterfly products as well as projections of future business. In the fourth quarter of 2010, the Company recorded a gain of $1,770 relating to a reduction in the estimated fair value of the earn-out at December 31, 2010, resulting primarily from a forecasted decline in the earnings expected from specific products included in the earn-out. The related earn-out was subsequently settled in February 2011 at an amount approximating the December 31, 2010 carrying value.

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. BUTTERFLY LIVING ACQUISITION (Continued)

        The following table summarizes the activity of the earn-out liability from the date of the acquisition:

(In Thousands)
Initially recorded	$3,569
Payments and adjustments	(748)
Reduction of liability	(1,770)

Balance at December 31, 2010	$1,051

        The Company funded the cash portion of the total net purchase price from cash on hand. The total stock consideration of $461 was deposited in escrow to secure the post-closing indemnification obligations of the former Butterfly stockholders under the terms of the agreement.

        The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition of Butterfly by the Company based on analysis of the net tangible and intangible assets acquired:

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

15. SUBSEQUENT EVENTS

        In February 2011 the Company announced a voluntary consumer safety alert and awareness recall campaign aimed at educating consumers of potential safety issues associated with electric cords in the nursery. As part of this campaign, the Company provided a safe installation guide and cord warning label to consumers free of charge. The financial impact of this program was limited to supplying the guides and the labels to our retail customers, who performed the re-work at their own retail stores for an agreed upon fee. Some retail customers shipped the impacted SKU's back to the Company for the re-work, and the Company also re-worked whatever product was in its own inventory. For product that is being returned by retailers, the Company is re-working the product as it is received, and will be shipping it back to the retailers as quickly as possible. The charge taken in the fourth quarter of 2010 was approximately $300.

        In February 2011, Company settled the earn-out liability with Butterfly for cash and stock totaling approximately $1,051; refer to Butterfly Living Acquisition Note 14.

        In March 2011 the Board of Directors approved the 2010 bonus plan payout of $1,044, which consisted of the following: a) $210 in cash bonuses; b) $834 in restricted stock grants, of which 50% had an immediate vesting and 50% will vest in one year. The cash bonuses and the vested portion of the restricted stock grants are part of SG&A expenses in the attached Statement of Operations. The non-vested portion of the restricted stock grant will be expensed from March 2011 to March 2012.