Form 10-Q
period 2011-03-31
Summer Infant, Inc.
filed 2011-05-12
CIK 1314772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

Summer Infant, Inc.

(Name of Registrant as Specified in Its Charter)

Commission file number 001-33346

Delaware	20-1994619
(State of Incorporation)	IRS Employer Identification Number

1275 Park East Drive
Woonsocket, RI 02895	(401) 671-6550
(Address of principal executive offices and Zip Code)	(Registrant’s telephone number, including area code)

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

As of April 30, 2011, there were 17,475,237 shares outstanding of the registrant’s Common Stock, $.0001 par value per share.

Summer Infant, Inc.

Form 10-Q

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

Note that all amounts presented in the attached table are in thousands of US dollars except share amounts and par value amounts.

	Unaudited
	March 31, 2011	December 31, 2010

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$416	$1,138
Trade receivables, net of allowance for doubtful accounts	50,820	46,693
Inventory, net	45,029	45,853
Prepaids and other current assets	4,042	2,783
Deferred tax assets	1,269	1,269
TOTAL CURRENT ASSETS	101,576	97,736
Property and equipment, net	15,715	14,958
Goodwill	70,296	50,375
Other intangible assets, net	15,911	14,745
Other assets	60	181
TOTAL ASSETS	$203,558	177,995

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$30,746	$35,651
Current portion of long term debt	394	1,256
TOTAL CURRENT LIABILITIES	31,140	36,907
Long term debt, less current portion	69,824	51,963
Other liabilities	3,958	4,579
Deferred tax liabilities	8,085	8,085
TOTAL LIABILITIES	113,007	101,534

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common Stock $.0001 par value, issued and outstanding 17,371,934 and 15,450,227 respectively	1	1
Additional paid in capital	69,114	56,431
Retained earnings	21,653	20,490
Accumulated other comprehensive income (loss)	(217)	(461)

TOTAL STOCKHOLDERS’ EQUITY	90,551	76,461

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$203,558	$177,995

See notes to condensed consolidated financial statements

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

Note that all amounts presented in the attached table are in thousands of US dollars except share and per share amounts.

	Unaudited
	For the three months ended
	March 31, 2011	March 31, 2010

Net revenues	$58,456	$44,116

Cost of goods sold	38,780	27,187

Gross profit	19,676	16,929

Selling, general and administrative expenses	16,781	13,861

Stock-based compensation expense	177	181

Deal - related expenses	635	––

Net operating income	2,083	2,887

Interest expense, net	(552)	(367)

Income before provision for income taxes	1,531	2,520

Provision for income taxes	368	756

NET INCOME	$1,163	$1,764

Net income per share:

BASIC	$0.07	$0.11

DILUTED	$0.07	$0.11

Weighted average shares outstanding:

BASIC	15,877,478	15,412,631

DILUTED	16,780,223	16,134,659

See notes to condensed consolidated financial statements.

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Note that all amounts presented in the attached table are in thousands of US dollars.

	Unaudited
	For the three months ended
	March 31, 2011	March 31, 2010

Cash flows from operating activities:

Net income	$1,163	$1,764

Adjustments to reconcile net income to net cash used in operating activities

Depreciation and amortization	1,531	1,215

Stock-based compensation expense	177	181

Change in value of interest rate swap agreements	(94)	(79)

Changes in assets and liabilities net of effects of acquisitions:

Increase in trade receivables	(1,854)	(7,595)

Decrease (increase) in inventory	4,484	(356)

Increase in prepaids and other assets	(1,049)	(495)

Increase (decrease) in accounts payable and accrued expenses	(8,917)	71

Net cash used in operating activities	(4,559)	(5,294)

Cash flows from investing activities:

Acquisitions of property and equipment	(718)	(1,511)

Acquisitions, net of cash acquired	(13,077)	—

Net cash used in investing activities	(13,795)	(1,511)

Cash flows from financing activities:

Issuance of common stock upon exercise of stock options	968	—

Net borrowings on line of credit and other debt	16,472	6,758

Net cash provided by financing activities	17,440	6,758

Effect of exchange rate changes on cash and cash equivalents	192	733

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(722)	685

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,138	932

CASH AND CASH EQUIVALENTS, END OF PERIOD	$416	$1,617

Cash paid for interest	$650	$342

Cash paid for income taxes	$70	$577

Issuance of common stock in conjunction with Acquisition of Born Free	$11,000	$—

SUMMER INFANT, INC.  AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands of US dollars)

1.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying interim condensed consolidated financial statements of Summer Infant, Inc. (the “Company”, or “Summer”) are unaudited, but in the opinion of management, reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results for the interim periods. Accordingly, they do not include all information and notes required by generally accepted accounting principles (“GAAP”) for complete financial statements. The results of operations for interim periods are not necessarily indicative of results to be expected for the entire fiscal year or any other period. The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes for the year ended December 31, 2010 filed on Form 10-K on March 22, 2011. Results for interim periods are not necessarily indicative of results for the full year.

All significant intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements.  All dollar amounts in the notes to the financial statements are in thousands of US dollars.

Income Taxes

The provision for income taxes is based on the Company’s estimated annualized effective tax rate for the year. The Company does not provide U.S. tax on foreign earnings considered permanently invested.

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carry forwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence it is more likely than not such benefits will be realized.  The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses.  No interest and penalties related to uncertain tax positions were accrued at March 31, 2011. The tax years 2007 through 2010 remain open to examination by the major taxing jurisdictions in which the Company operates.

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

Translation of Foreign Currencies

All assets and liabilities of the Company’s foreign affiliates are translated into U.S. dollars at the exchange rate in effect at the end of the quarter and the income and expense accounts of these affiliates have been translated at average rates prevailing during each respective quarter. Resulting translation adjustments are made to a separate component of stockholders’ equity within accumulated other comprehensive income (loss).

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

ASC Update No. 2009-17

In December 2009, the FASB issued ASC Update No. 2009-17, Consolidations (Topic 810)—Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which formally codifies FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). Update No. 2009-17 and Statement No. 167 amend Interpretation No. 46(R), Consolidation of Variable Interest Entities, to require that an enterprise perform an analysis to determine whether the enterprise’s variable interests give it a controlling financial interest in a variable interest entity (VIE). The analysis identifies the primary beneficiary of a VIE as the enterprise that has both 1) the power to direct activities of a VIE that most significantly impact the entity’s economic performance and 2) the obligation to absorb losses of the entity or the right to receive benefits from the entity. Update No. 2009-17 eliminated the quantitative approach previously required for determining the primary beneficiary of a VIE and requires ongoing reassessments of whether an enterprise is the primary beneficiary. We adopted Update No. 2009-17 for our first quarter ended March 31, 2010. The adoption of this guidance had no effect on our consolidated financial position or results of operations.

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

2.              ACQUISITION OF BORN FREE

On March 24, 2011, the Company acquired all of the capital stock of Born Free Holdings Ltd. (“Born Free”) pursuant to the terms and conditions of a Stock Purchase Agreement (the “Purchase Agreement”) by and among the Company, its wholly owned subsidiary Summer Infant (USA), Inc., Born Free and the stockholders of Born Free.  The aggregate consideration paid by Summer to the Born Free stockholders at closing was $24,607, consisting of $14,000 in cash and approximately $10,607 in shares of the Company’s common stock, or 1,510,989 shares based on the March 24, 2011 price per share of $7.02.  In addition, the Born Free stockholders may receive earn-out payments upon achievement of certain financial targets over the next twelve months up to a maximum amount of $13,000, of which up to $6,500 may be paid in shares of the Company’s common stock (or 925,926 shares based on the price per share of $7.02).  A portion of the shares issued at closing was, and, if achieved, a portion of the earn-out payments will be, deposited in escrow for a period of 18 months as security for any breach of the representations, warranties and covenants of Born Free and the Born Free stockholders contained in the Purchase Agreement.

Calculation of allocable provisional consideration (in $000’s):

	March 31, 2011
Cash	$14,000
Stock	10,607	*

Provisional Consideration	$24,607

Provisional allocation of purchase price:

March 31, 2011
Trade Receivables	$2,226
Inventory	3,615
Prepaids, and other current assets	39
Property and equipment, net	1,333
Other intangible assets, net	1,403
Accounts payable	(3,970)

4,646

Goodwill and other intangible assets (residual)	19,961

Total allocable purchase price	$24,607

* The stock portion of the acquisition consists of 1,510,989 shares at a price per share of $7.02.

The pro forma effect on net revenues, earnings, and earnings per share amounts for the three months ended March 31, 2011 and 2010, assuming the Born Free transaction had closed on January 1, 2010, are as follows:

	Three Months Ended March 31
	2011	2010
Net Revenues	$61,929	$47,964
Net Income	70	1,555
Earnings per share	$0.00	$0.09

Note that the above amounts include all deal related expenses incurred by Born Free plus various non-recurring charges.

Acquisition Accounting

Under the purchase method of accounting, the total preliminary purchase price has been allocated to the net tangible and intangible assets acquired and liabilities assumed, based on various preliminary estimates of their values by the Company’s management.  Management’s estimates and assumptions are subject to change upon the finalization of the valuation and may be adjusted in accordance with FASB ASC Topic 805, Business Combinations.  The purchase price allocation is not finalized.  Valuations of all tangible and intangible assets, including customer relationships, trade name and intellectual property, have not been completed.  Management has initially assumed that historical carrying value approximates fair value for the acquired net assets.

Under the purchase method of accounting, The Acquisition will be recorded as of the closing date, reflecting the assets and liabilities of Born Free (the target), at their acquisition date fair values.  Intangible assets that are identifiable are recognized separately from goodwill which is measured and recognized as the excess of the fair value of Born Free, as a whole, over the net amount of the recognized identifiable assets acquired and liabilities assumed.  The results of operations of Born Free are included in the results of the Company from the date of acquisition forward.  The impact on the company results of operation for the quarter ended March 31, 2011 is not material.  Related deal expenses of approximately $635 were incurred during the period.

The preliminary allocation of the purchase price for accounting purposes was based upon preliminary estimates and assumptions that are subject to change upon the finalization of the transaction and the related valuations.  In addition, the Company will record the estimated fair value of contingent consideration (up to a maximum of $13 million) upon further intergration and analysis of Born Free’s operation.

3.              DEBT

            On March 24, 2011, in connection with its acquisition of Born Free, the Company and its subsidiaries entered into an amendment of its existing amended and restated credit agreement with Bank of America, N.A. and the other lenders thereunder (the “Amended Loan Agreement”).  Among other changes, the Amended Loan Agreement provided for (i) an increase in the maximum amount of credit available from $60,000 to $80,000, (ii) a one-time right exercisable after September 30, 2011 to request an additional increase in the aggregate commitments under the Amended Loan Agreement by an amount not exceeding $20,000, (iii) a new maturity date of June 30, 2013, and (iv) revised financial covenants of the Company as described below.  As additional security for the increased commitment, the Company granted the lenders a security interest in 65% of the capital stock of the newly-acquired Born Free.

The Company’s ability to borrow under the Amended Loan Agreement is subject to its ongoing compliance with a number of financial and other covenants, including the following: (i) the Company and its subsidiaries maintain and earn on a consolidated basis as of the last day of each fiscal quarter EBITDA (defined below) of not less than $18,000 beginning with the quarter ending on March 31, 2011 and increasing over the remaining term of the Amended Loan Agreement to $26,000 for each quarter ending on or after December 30, 2012; and (ii) that the Company and its subsidiaries maintain a ratio of consolidated total funded debt to consolidated EBITDA of not greater than (A) 3.50:1.00 through September 30, 2011 and (B) 3.25:1.00 on December 31, 2011 and thereafter.

These credit facilities bear interest at a floating rate based on a spread over LIBOR ranging from 200 basis points to 300 basis points, depending upon the ratio of the Company’s total funded debt to EBITDA.  As of March 31, 2011, the blended interest rate for these credit facilities was 3.42%. In addition, these credit facilities have an unused line fee based on the unused amount of the credit facilities equal to 25 basis points.  The total amount outstanding on these facilities at March 31, 2011 was $69,500.

For purpose of the Amended Loan Agreement, EBITDA means consolidated net income (excluding extraordinary gains and extraordinary losses) plus (a) the following to the extent deducted in calculating consolidated net income: (i) consolidated interest charges (ii) the provision for federal, state , local and foreign income taxes payable by the Company and its subsidiaries (iii) depreciation and amortization expense, and (iv) other non-recurring expenses of the Company and its subsidiaries reducing consolidated net income which do not represent a cash item in such period or any future period, and minus (b) the following to the extent included in calculating consolidated net income: (i) federal, state, local and foreign income tax credits of the Company and its subsidiaries and (ii) all non-cash items increasing consolidated net income.

The Amended Loan Agreement also contains customary events of default, including a cross default provision and a change of control provision.  In the event of a default, all of the obligations of the Company and its subsidiaries under the Amended Loan Agreement may be declared immediately due and payable.   For certain events of default relating to insolvency and receivership, all outstanding obligations become due and payable.

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

As of March 31, 2011 the fair value of the swaps now reflects a liability of approximately $250, which is included in “other liabilities” on the accompanying balance sheet. The change in fair value of the swap liability is recorded in “interest expense”. The interest rate swaps are not accounted for as hedges.

The notional amounts under the interest rate swap agreements total $10,000, which is approximately 14% of the Company’s total outstanding bank debt at March 31, 2011.

5.              DERIVATIVE INSTRUMENTS

The Company is exposed to interest rate risk primarily through its borrowing activities. The Company’s long-term debt is a variable rate instrument. The Company holds two interest rate swap contracts at March 31, 2011 under which the Company agreed to pay an amount equal to a specified fixed rate of interest times a notional principal amount, and to in turn receive an amount equal to a specified variable rate of interest times the same notional principal amount.

The Company uses derivatives to fix interest rates. As a matter of policy, the Company does not use derivatives for speculative purposes. This is a requirement in the Company’s Amended Loan Agreement to mitigate interest rate risk.

The interest rate swap contracts require payment of a fixed rate of interest and the receipt of a variable rate of interest at the LIBOR one month index rate plus 150-200 basis points on a notional amount of indebtedness.

	Rate	Notional Amount	Effective Date	Maturity Date	Mark-to-Market at March 31, 2011
Swap 1	7.06%	3,772	6/21/2007	6/7/2012	$(230)
Swap 2	3.50%	6,000	5/12/2008	4/08/2011	$(20)
					$(250)

6.               COMMITMENTS AND CONTINGENCIES

Litigation

The Company is a party to routine litigation and administrative complaints incidental to its business.  Management does not believe that the resolution of any or all of such routine litigation and administrative complaints is likely to have a material adverse effect on the Company’s financial condition or results of operations.

7.               STOCK OPTIONS AND RESTRICTED SHARES

The Company has granted stock-based awards under its 2006 Performance Equity Plan (“2006 Plan”).  Under the 2006 Plan, awards may be granted to participants in the form of Non-Qualified Stock Options, Incentive Stock Options, Restricted Stock, Deferred Stock, Stock Reload Options and other stock-based awards.  Subject to the provisions of the 2006 plan, awards may be granted to employees, officers, directors, advisors and consultants who are deemed to have rendered or are able to render significant services to the Company and who are deemed to have contributed or to have the potential to contribute to the Company’s success. The Company has issued both stock options and restricted shares to employees and board members.

Share-based compensation expense for the three months ended March 31, 2011 and 2010 was approximately $177 and $181 respectively.  As of March 31, 2011, there were 1,953,050 stock options outstanding and 133,557 unvested restricted shares outstanding.

During the three months ended March 31, 2011, the Company granted 25,000 stock options. The key assumptions used in determining the valuation included:

•	Expected life	-	6 years
•	Volatility	-	55%
•	Discount rate	-	1.71%

In March 2011 the Board of Directors approved the 2010 bonus plan payout of $1,044, which consisted of the following: (i) $210 in cash bonuses; (ii) $834 (or 113,613 shares) in restricted stock grants, of which 50% had an immediate vesting and 50% will vest in one year.  In April 2011, 56,807 restricted shares were issued, which represents the vested portion of the total grant of 113,613 restricted shares.  The non-vested portion of the restricted stock grant will be expensed from March 2011 to March 2012.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this Report on Form 10-Q, that are not purely historical, are forward-looking information and statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These include statements regarding our expectations, intentions, or strategies regarding future matters. All forward-looking statements included in this document are based on information available to us on the date hereof. It is important to note that our actual results could differ materially from those projected in such forward-looking statements contained in this Form 10-Q. These forward-looking statements include statements regarding our ability to grow our business through developing new products, obtaining new customers, increase our sales territory, and making strategic acquisitions and our anticipated cash flow for the next 12 months.  These statements are based on current expectations that involve numerous risks and uncertainties.  These risks and uncertainties include the Company’s ability to integrate acquired businesses, the concentration of the Company’s business with retail customers; the ability of the Company to compete in the industry; the Company’s dependence on key personnel; the Company’s reliance on foreign suppliers; and other risks as detailed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and subsequent filings with the Securities and Exchange Commission All these matters are difficult or impossible to predict accurately, many of which may be beyond our control. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate.

The information contained in this section has been derived from the Company’s consolidated financial statements and should be read together with the consolidated financial statements and related notes included elsewhere in this filing.  All dollar amounts in the following section are in thousands of US dollars.

The following discussion is intended to assist in the assessment of significant changes and trends related to the results of operations and financial condition of Summer Infant, Inc. and its consolidated subsidiaries.  This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto included herein.

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

The Company’s critical accounting policies are disclosed in the Company’s Annual Report on Form 10-K.  There have been no material changes to these policies during the first three months of 2011. This summary of critical accounting policies of the Company is presented to assist in understanding its consolidated financial statements. The consolidated financial statements and notes are representations of management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) and have been consistently applied in the preparation of the consolidated financial statements.

Management of the Company makes certain estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses. The accounting policies described below are those that management considers critical in preparing the Company’s financial statements. Some of these policies include significant estimates made by management using information available at the time the estimates were made. However, these estimates could change materially if different information or assumptions were used.

Company Overview

We are a designer, marketer, and distributor of branded juvenile health, safety and wellness products which are sold principally to large North American and UK retailers.  We currently market proprietary products in various product categories including nursery audio/video monitors, safety gates, durable bath products, bed rails, infant feeding, furniture, baby gear, infant thermometers and related health and safety products, booster and potty seats and bouncers.  Our business has grown organically in all our markets.  We derive revenues from the sale of health, safety and wellness products for infants and toddlers.  Our revenue is driven by our ability to design and market desirable products, identify business opportunities and secure new and renew existing distribution channels.  Our income from operations is derived from our ability to generate revenue and collect cash in excess of labor and other cost of providing our product and selling, general and administrative costs.

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

•                     new product categories; and

•                     acquisitions.

We have has been able to grow our annual revenues significantly through a combination of all of the above factors. Each year we have been able to expand the number of products in our main distribution channel, and the number of mass merchant retailers, and have also added new customers each year.

For 2011 and beyond, our growth strategy will be to continue to develop and sell new products to our existing customer base, sell new and existing products to new customers (or expand relationships with existing customers), and expand in the United Kingdom and in other geographic regions (including Japan, Mexico and Australia, among others).

In addition, in the past we have pursued and we expect to continue to pursue potential acquisition candidates to obtain new innovative products, new product categories, new retail customers or new sales territories. In March 2011, we acquired all of the capital stock of Born Free Holdings Ltd. (“Born Free”) pursuant to the terms and conditions of a Stock Purchase Agreement by and among the Company, its wholly owned subsidiary Summer Infant (USA), Inc., Born Free and the stockholders of Born Free.  Born Free is a manufacturer of baby bottles, drinking cups, and other feeding related items. The aggregate consideration paid to the Born Free stockholders at closing was $25 million, consisting of $14 million in cash and approximately $11 million in shares of the Company’s common stock.  In addition, the Born Free stockholders may receive earn-out payments upon achievement of certain financial targets over the next twelve months up to a maximum amount of $13 million, of which up to $6.5 million may be paid in shares of the Company’s common stock.

As we continue to grow through internal initiatives and any additional future acquisitions, we will incur additional expenses.  Two of the key areas in which such increased expenses will likely occur are sales and product development. To grow sales, we will likely hire additional sales personnel to service new geographic territories, focus existing resources on specific parts of the United States market and retain product line specialists to drive sales of new and existing products in specific areas in which we believe we can readily increase sales. Product development expenses are expected to increase as we develop new products in existing and new categories. As a result of our acquisition strategy, we will face various challenges such as the integration of the acquired companies’ product lines, employees, marketing requirements and information systems. Ongoing infrastructure investment also may be required to support realized growth, including expenditures with respect to upgraded and expanded information systems and enhancing the Company’s management team.

Sales

Our sales are primarily derived from the sale of juvenile health, safety and wellness products and are recognized upon transfer of title of product to our customers. Our products are marketed through several distribution channels including chain retailers, specialty retailers, on-line retailers and direct to consumers.

Over 90% of sales are currently made to customers in North America, with remaining sales primarily made to customers in the United Kingdom. Sales are made utilizing standard credit terms of 30 to 60 days. We generally accept returns only for defective merchandise.

Cost of goods sold and other expenses

Our products are manufactured by third parties, with approximately 90% of the dollar value of products being manufactured in Asia and the majority of the balance being manufactured in the United States.  Cost of goods sold primarily represents purchases of finished products from these third party manufacturers. The remainder of our cost of goods sold includes duties on certain imported items, freight-in from suppliers and miscellaneous charges from contract manufacturers. Substantially all of our purchases are made in US dollars, therefore, most of this activity is not subject to currency fluctuations. If our suppliers experience increased raw materials, labor or other costs and pass along such cost increases through higher prices for finished goods, our costs of sales would increase, and to the extent we are unable to pass such price increases along to our customers, our gross margins would decrease.

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

Results of Operations

Condensed Consolidated Statements of Income

For the Three Months Ending March 31, 2011 and 2010

	Three Months Ended March 31, 2011		Three Months Ended March 31, 2010
	(Unaudited)		(Unaudited)
Net sales	$58,456	100.0%	$44,116	100.0%
Cost of goods sold	38,780	66.3%	27,187	61.6%
Gross profit	19,676	33.7%	16,929	38.4%

OPERATING EXPENSES

Selling, general and administrative expenses (excluding depreciation and amortization)	15,255	26.1%	12,646	28.7%
EBITDA	$4,421	7.6%	$4,283	9.7%
Other (a)	211.4%		—	—
Adjusted EBITDA (b)	$4,632	7.9%	$4,283	9.7%

(a) Represents additional cost incurred to comply with the Company’s new video monitor warning label requirements.

(b) See non-GAAP discussion below regarding the computation of Adjusted EBITDA.

Three months ended March 31, 2011 compared with three months ended March 31, 2010

Net sales increased 32.5 % from approximately $44,116 for the three months ended March 31, 2010 to approximately $58,456 for the three months ended March 31, 2011. This sales increase was primarily attributable to increased distribution of our products throughout our customer base, and new product introductions.  Significant increases were noted in many key customer accounts.  No revenues from BornFree are reflected in these figures because the acquisition occurred on March 24, 2011 and the activity from the acquisition date to March 31, 2011 was not significant.

Gross profit increased 16.2 % from approximately $16,929 for the three months ended March 31, 2010 to approximately $19,676 for the three months ended March 31, 2011.  The gross profit as a percentage of sales decreased to 33.7 % from 38.4% in the prior year.  The decrease as a percentage of sales is primarily due to higher costs of finished goods from the Company’s vendors in Asia and the US, in addition to an increased mix of lower margin products.

Selling, general and administrative expenses (excluding depreciation and amortization) increased from approximately $12,646 for the three months ended March 31, 2010 to approximately $15,255 for the three months ended March 31, 2011. This increase was primarily attributable to increases in headcount, higher variable selling expenses due to the increase in sales, increased promotional costs, and costs associated with new product development.  Selling, general and administrative expenses decreased to 26.1 % of net sales in the three months ended March 31, 2011 from 28.7% of net sales in the three months ended March 31, 2010.  The decreases was primarily due to the increase in net sales.

Adjusted EBITDA increased from approximately $4,283 for the three months ended March 31, 2010 to approximately $4,632 for the three months ended March 31, 2011, primarily due to the sales increase noted above.

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

Our sales have increased significantly over the past several years. This sales growth has led to a substantial increase in working capital requirements, specifically trade receivables and inventory. The typical cash flow cycle is as follows:

•                     Inventory is purchased to meet expected demand plus a safety stock. Because the majority of our vendors are based in Asia, inventory takes from four to six weeks to arrive from Asia to the various distribution points we maintain in the United States, Canada and the United Kingdom. Payment terms for these vendors are approximately 30- 60 days from the date the product ships from Asia, therefore, we are generally paying for the product a short time after it is physically received in the United States, Canada and the United Kingdom. The increased sales we have experienced result in the requirement for increased levels of inventory purchases, and therefore an increase in the amount of cash required to fund our inventory level.

•                     Sales to customers generally have payment terms of 60 days. The increased sales have resulted in an increase in the level of accounts receivable, and therefore have increased the amount of cash required to fund working capital.

We have traditionally been able to fund our increased working capital through lines of credit with banks.

The majority of our capital expenditures for are for tools related to new product introductions. We receive indications from retailers generally around the middle of each year as to what products the retailer will be taking into its product line for the upcoming year. Based on these indications, we will then acquire the tooling required to build the products. In most cases the payments for the tools are spread out over a three to four month period.

For the three months ended March 31, 2011, net cash used by operating activities was $4,559.  This was primarily due to decreases in accounts payable and accrued liabilities of $8,917.

Net cash used in investing activities was $13,748, which primarily relates to the acquisition of Born Free Holdings Ltd.  Net cash provided by financing activities was $17,440, which relates to borrowings on the line of credit to acquire Born Free Holdings Ltd.

Based on the above factors, the net cash decrease for the three months ended March 31, 2011 was $722, resulting in a cash balance of $416 at March 31, 2011.

Our strategy for funding our business going forward is a combination of increased profitability, and if necessary, negotiation of increased borrowing lines as required with traditional lenders.

On March 24, 2011, in connection with its acquisition of Born Free, the Company and its subsidiaries entered into an amendment of its existing amended and restated credit agreement with Bank of America, N.A. and the other lenders thereunder (the “Amended Loan Agreement”).  Among other changes, the Amended Loan Agreement provided for (i) an increase in the maximum amount of credit available from $60,000 to $80,000, (ii) a one-time right exercisable after September 30, 2011 to request an additional increase in the aggregate commitments under the Amended Loan Agreement by an amount not exceeding $20,000, (iii) a new maturity date of June 30, 2013, and (iv) revised financial covenants of the Company as described below.  As additional security for the increased commitment, the Company granted the lenders a security interest in 65% of the capital stock of the newly-acquired Born Free.

The Company’s ability to borrow under the Amended Loan Agreement is subject to its ongoing compliance with a number of financial and other covenants, including the following: (i) the Company and its subsidiaries maintain and earn on a consolidated basis as of the last day of each fiscal quarter adjusted EBITDA (defined below) of not less than $18,000 beginning with the quarter ending on March 31, 2011 and increasing over the remaining term of the Amended Loan Agreement to $26,000 for each quarter ending on or after December 30, 2012; and (ii) that the Company and its subsidiaries maintain a ratio of consolidated total funded debt to consolidated EBITDA of not greater than (A) 3.50:1.00 through September 30, 2011 and (B) 3.25:1.00 on December 31, 2011 and thereafter.

For purposes of the Amended Loan Agreement, EBITDA means consolidated net income (excluding extraordinary gains and extraordinary losses) plus (a) the following to the extent deducted in calculating consolidated net income: (i) consolidated interest charges (ii) the provision for federal, state, local and foreign income taxes payable by the Company and its subsidiaries (iii) depreciation and amortization expense, and (iv) other non-recurring expenses of the Company and its subsidiaries reducing consolidated net income which do not represent a cash item in such period or any future period, and minus (b) the following to the extent included in calculating consolidated net income: (i) federal, state, local and foreign income tax credits of the Company and its subsidiaries and (ii) all non-cash items increasing consolidated net income.

These credit facilities bear interest at a floating rate based on a spread over LIBOR ranging from 200 basis points to 300 basis points, depending upon the ratio of the Company’s total funded debt to EBITDA.  As of March 31, 2011, the blended interest rate for these credit facilities was 3.42%. In addition, these credit facilities have an unused line fee based on the unused amount of the credit facilities equal to 25 basis points.  The total amount outstanding on these facilities at March 31, 2011 was $69,500.

Our credit facility is secured by the assets of the Company and its subsidiary, Summer Infant (USA), as well as by a security interest in 65% of the capital stock of the newly-acquired Born Free.

The Amended Loan Agreement also contains customary events of default, including a cross default provision and a change of control provision.  In the event of a default, all of the obligations of the Company and its subsidiaries under the Amended Loan Agreement may be declared immediately due and payable.   For certain events of default relating to insolvency and receivership, all outstanding obligations become due and payable.

The Company was in compliance with all covenants under its line of credit as of March 31, 2011.

We believe that our cash flows from operations, cash on hand, and available borrowings will be sufficient to meet our working capital and capital expenditure requirements and provide us with adequate liquidity to meet anticipated operating needs for at least the next 12 months. Our cash requirements for the period beyond that are expected to be met by the continued use of bank facilities to meet working capital requirements.  However, unforeseen circumstances, such as softness in the retail industry or deterioration in the business of a significant customer, could create a situation where we cannot access all of the available lines of credit due to not having sufficient assets or adjusted EBITDA (as described above) as required under our loan agreement. There is no assurance that we will meet all of our bank covenants in the future, or that our lender will grant waivers if there are covenant violations.

Non-GAAP Discussion

In addition to our reported results, which are prepared in accordance with generally accepted accounting principles (“GAAP”), we also disclose non-GAAP measures of our performance primarily relating to requirements under our credit facility. Adjusted EBITDA, as defined below, is an important supplemental financial measure of our performance that is not required by, or presented in accordance with, GAAP. “Adjusted EBITDA” represents net income before income taxes, interest expense, deal-related expenses, depreciation and amortization, and non cash stock option expense.  Management believes that the presentation of adjusted EBITDA provides useful information regarding our results of operations because it assists in analyzing and benchmarking the performance and value of our business. We believe that adjusted EBITDA is useful to stockholders as a measure of comparative operating performance, as it is less susceptible to variances in actual performance resulting from depreciation and amortization and more reflective of changes in pricing decisions, cost controls and other factors that affect operating performance.

Adjusted EBITDA also is used by management for multiple purposes, including:

•                     to calculate and support various coverage ratios with our lenders;

•                     to allow lenders to calculate total proceeds they are willing to loan to us based on our relative strength compared to other competitors; and

•                     to more accurately compare our operating performance from period-to-period and company-to-company by eliminating differences caused by variations in capital structures (which affect relative interest expense), tax positions and amortization of intangibles.

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

The following table presents a reconciliation of our adjusted EBITDA to net income, its most directly comparable GAAP financial measure, on a historical basis, for the periods presented:

Reconciliation of unaudited Adjusted EBITDA to Net Income (in thousands of US dollars):

	Three Months Ended March 31
	2011	2010
Net income	$1,163	$1,764
Income taxes	368	756
Non cash stock-based compensation expense	177	181
Deal related expenses	635	—
Interest expense	552	367
Other (a)	211	—
Depreciation and amortization	1,526	1,215
Adjusted EBITDA, as defined	$4,632	$4,283

(a)          Represents additional costs incurred to comply with the Company’s new video monitor warning label requirements.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Not required.

ITEM 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as of March 31, 2011.  Our principal executive officer and principal financial officer have concluded, based on this evaluation, that our controls and procedures were effective as of March 31, 2011.

(b) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.     Legal Proceedings

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business.  We are not aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, results of operations or financial condition.

ITEM 1A.  Risk Factors

Not applicable.

ITEM 2.     Unregistered Sales of Equity Securities and Use of Funds.

On February 18, 2011, the Company issued 129,618 shares of its common stock to BLLLC, LLC (formerly known as Butterfly Living, Inc.), having a value of approximately $1 million, in connection with a settlement agreement with BLLLC, LLC relating to the Company’s purchase of BLLLC in July 2009.  The shares were issued in reliance upon an exemption from registration under Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder, including Regulation D.

ITEM 3.     Defaults Upon Senior Securities

None.

ITEM 5.     Other Information.

None.

ITEM 6.     Exhibits

Exhibit	Description
10.1	Change of Control Agreement between the Registrant and Jeffrey Hale.

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Jason Macari, Chief Executive Officer of Summer Infant, Inc., pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Joseph Driscoll, Chief Financial Officer of Summer Infant, Inc., pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Summer Infant, Inc.

May 12, 2011

/s/ Jason Macari
Jason Macari
Chief Executive Officer

May 12, 2011

/s/ Joseph Driscoll
Joseph Driscoll
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1	Change of Control Agreement between the Registrant and Jeffrey Hale.

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Jason Macari, Chief Executive Officer of Summer Infant, Inc., pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Joseph Driscoll, Chief Financial Officer of Summer Infant, Inc., pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002