Form 10-Q
period 2011-06-30
Summer Infant, Inc.
filed 2011-08-10
CIK 1314772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

As of July 30, 2011, there were 17,531,490 shares outstanding of the registrant’s Common Stock, $.0001 par value per share.

Summer Infant, Inc.

Form 10-Q

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

Note that all amounts presented in the attached table are in thousands of US dollars except share amounts and par value amounts.

	Unaudited
	June 30, 2011	December 31, 2010

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$2,850	$1,138
Trade receivables, net of allowance for doubtful accounts	54,069	46,693
Inventory, net	44,744	45,853
Prepaids and other current assets	4,600	2,783
Deferred tax assets	1,269	1,269
TOTAL CURRENT ASSETS	107,532	97,736
Property and equipment, net	16,253	14,958
Goodwill	70,296	50,375
Other intangible assets, net	15,785	14,745
Other assets	24	181
TOTAL ASSETS	$209,890	$177,995

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$38,374	$35,651
Current portion of long term debt	516	1,256
TOTAL CURRENT LIABILITIES	38,890	36,907
Long term debt, less current portion	66,894	51,963
Other liabilities	3,873	4,579
Deferred tax liabilities	8,085	8,085
TOTAL LIABILITIES	117,742	101,534

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common Stock $.0001 par value, issued and outstanding 17,531,490 and 15,450,227, respectively	2	1
Additional paid in capital	69,812	56,431
Retained earnings	22,573	20,490
Accumulated other comprehensive income (loss)	(239)	(461)

TOTAL STOCKHOLDERS’ EQUITY	92,148	76,461

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$209,890	$177,995

See notes to condensed consolidated financial statements

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

Note that all amounts presented in the table below are in thousands of US dollars except share and per share amounts.

	Unaudited For the three months ended		Unaudited For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010

Net revenues	$61,004	$49,483	$119,460	$93,599
Cost of goods sold	40,767	30,981	79,548	58,168
Gross profit	20,237	18,502	39,912	35,431
Selling, general and administrative expenses	16,427	13,634	32,316	26,280
Stock-based compensation expense	325	158	502	339
Depreciation and amortization	1,558	1,268	3,084	2,483
Net operating income	1,927	3,442	4,010	6,329
Interest expense, net	(769)	(314)	(1,322)	(681)
Income before provision for income taxes	1,158	3,128	2,688	5,648
Income tax expense	237	938	604	1,694
NET INCOME	$921	$2,190	$2,084	$3,954

See notes to condensed consolidated financial statements.

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Note that all amounts presented in the table below are in thousands of US dollars.

	Unaudited For the six months ended
	June 30, 2011	June 30, 2010

Cash flows from operating activities:
Net income	$2,084	$3,954
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	3,084	2,483
Non-cash stock option expense	502	339

Change in value of interest rate swap agreements	(64)	(208)
Changes in assets and liabilities, net of effects of acquisition:
Increase in accounts receivable	(5,101)	(8,854)
(Increase) decrease in inventory	4,770	(9,691)
Increase (decrease) in accounts payable and accrued expenses	(1,718)	8,984
(Increase) decrease in prepaids and other current assets	(1,610)	418

Net cash provided by (used in) operating activities	1,947	(2,575)
Cash flows from investing activities:
Acquisitions of property and equipment	(2,549)	(3,708)
Acquisition of Born Free, net of cash acquired	(13,960)	—

Net cash used in investing activities	(16,509)	(3,708)
Cash flows from financing activities:
Net borrowings (repayments) on debt and other long-term liabilities	13,550	7,342
Issuance of common stock upon exercise of stock options	2,272	—

Net cash provided by financing activities	15,822	7,342
Effect of exchange rate changes on cash and cash equivalents	452	708
NET INCREASE IN CASH AND CASH EQUIVALENTS	1,712	1,767
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,138	932
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,850	$2,699
Non cash investing activities:
Capital lease obligation	$390	$286

Issuance of common stock in conjunction with acquisition of Born Free	$10,607	$—

Cash paid for interest	$1,342	$958

Cash paid for taxes	$350	$344

See notes to condensed consolidated financial statements.

SUMMER INFANT, INC.  AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands of US dollars)

1.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

The accompanying interim condensed consolidated financial statements of Summer Infant, Inc. and its subsidiaries (the “Company,” or “Summer”) are unaudited, but in the opinion of management, reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results for the interim periods. Accordingly, they do not include all information and notes required by generally accepted accounting principles accepted in the United States of America (“GAAP”) for complete financial statements. The results of operations for interim periods are not necessarily indicative of results to be expected for the entire fiscal year or any other period. The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. These interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes for the year ended December 31, 2010 appearing in the Company’s Annual Report on Form 10-K filed on March 22, 2011.

All significant intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements.  All dollar amounts in the notes to the financial statements are in thousands of US dollars except share and per share amounts.

Income Taxes

The provision for income taxes is based on the Company’s estimated annualized effective tax rate for the year. The Company does not provide U.S. tax on foreign earnings considered permanently invested.

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carry forwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence it is more likely than not such benefits will be realized.  The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses.  No interest and penalties related to uncertain tax positions were accrued at June 30, 2011. The tax years 2007 through 2010 remain open to examination by the major taxing jurisdictions in which the Company operates.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect certain reported amounts of assets, liabilities, revenue, expenses, and related disclosures of contingent assets and liabilities.  We base our estimates on historical experience, applicable laws and regulations, and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Accordingly, actual results could differ from those estimates.

Net Income Per Share

Basic earnings per share for the Company are computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share includes the dilutive impact of outstanding stock options and unvested restricted share awards.

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

Goodwill and Other Intangible Assets

The Company accounts for Goodwill and Other Intangible Assets in accordance with accounting guidance that requires that goodwill and intangible assets that have indefinite useful lives and not subject to amortization be tested at least annually for impairment. Management evaluates the remaining useful life of an intangible asset that is not being amortized each reporting period to determine whether events and circumstances continue to support an indefinite useful life. If an intangible asset that is not being amortized is subsequently determined to have a finite useful life, it is amortized prospectively over its estimated remaining useful life.

Recently Issued Accounting Pronouncements

ASC Update No. 2010-06

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Codification (“ASC”) Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements. Update No. 2010-06 requires additional disclosure within the rollforward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, Update No. 2010-06 requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Level 2 and Level 3. We adopted Update No. 2010-06 for our first quarter ended March 31, 2010, except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements, for which disclosures were required for our first quarter ending March 31, 2011. The adoption of this guidance had no effect on our consolidated financial position or results of operations.

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

ASC Update No. 2010-29

In December 2010, the FASB issued ASC Update No. 2010-29, Business Combinations (Topic 805)—Disclosure of Supplementary Pro Forma Information for Business Combinations. Update No. 2010-29 clarifies paragraph 805-10-50-2(h) to require public entities that enter into business combinations that are material on an individual or aggregate basis to disclose pro forma information for such business combinations that occurred in the current reporting period, including pro forma revenue and earnings of the combined entity as though the acquisition date had been as of the beginning of the comparable prior annual reporting period only. We adopted Update No. 2010-29 for material business combinations for which the acquisition date is on or after January 1, 2011. (See Note 2)

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

2.              ACQUISITION OF BORN FREE HOLDINGS LTD.

On March 24, 2011, the Company acquired all of the capital stock of Born Free Holdings Ltd. (“Born Free”) pursuant to the terms and conditions of a Stock Purchase Agreement (the “Purchase Agreement”) by and among the Company, its wholly owned subsidiary Summer Infant (USA), Inc., Born Free and the stockholders of Born Free.  The aggregate consideration paid by the Company to the Born Free stockholders at closing was $24,607, consisting of $14,000 in cash and approximately $10,607 in shares of the Company’s common stock, or 1,510,989 shares based on a price per share of $7.02 (the average closing price of our common stock for the ten trading days preceding the closing of the acquisition).  In addition, the Born Free stockholders may receive earn-out payments upon achievement of certain financial targets over the next twelve months up to a maximum amount of $13,000, of which up to $6,500 may be paid in shares of the Company’s common stock (or 925,926 shares based on a price per share of $7.02).  A portion of the shares issued at closing was, and, if achieved, a portion of the earn-out payments will be, deposited in escrow for a period of 18 months as security for any breach of the representations, warranties and covenants of Born Free and the Born Free stockholders contained in the Purchase Agreement.

The results of operations of Born Free are included in the results of the Company from the date of acquisition forward.  The impact on the Company’s results of operations for the quarter ended March 31, 2011 was not material.  Related deal expenses of approximately $1,415 were incurred during the six months ended June 30, 2011, of which $635 relates to professional fees, and $780 relates to transition costs incurred with the ongoing integration of Born Free.

Under the purchase method of accounting, the total preliminary purchase price for Born Free has been allocated to the net tangible and intangible assets acquired and liabilities assumed, based on various preliminary estimates of their values by the Company’s management.  Management’s estimates and assumptions are subject to change upon the finalization of the valuation and may be adjusted in accordance with FASB ASC Topic 805, Business Combinations.  Valuations of all tangible and intangible assets, including customer relationships, trade name and intellectual property, have not been completed.  Accordingly the purchase price allocation is not finalized. The acquisition will be recorded as of the closing date, reflecting the assets and liabilities of Born Free (the target), at their acquisition date fair values.  Intangible assets that are identifiable are recognized separately from goodwill which is measured and recognized as the excess of the fair value of Born Free, as a whole, over the net amount of the recognized identifiable assets acquired and liabilities assumed.

The preliminary allocation of the purchase price for accounting purposes was based upon preliminary estimates and assumptions that are subject to change upon the finalization of the transaction and the related valuations.  In addition, the Company will record the estimated fair value of contingent consideration (up to a maximum of $13,000) upon further analysis of Born Free’s financial results.

Preliminary calculation of allocable consideration:

	March 24, 2011
Cash	$14,000
Stock	10,607	*

Provisional Consideration	$24,607

Provisional allocation of purchase price among assets acquired and liabilities assumed as of March 24, 2011:

March 31, 2011
Trade Receivables	$2,226
Inventory	3,615
Prepaids, and other current assets	39
Property and equipment, net	1,333
Other intangible assets, net	1,403
Accounts payable	(3,970)

4,646

Goodwill and other intangible assets (residual)	19,961

Total allocable purchase price	$24,607

* The stock portion of the acquisition consists of 1,510,989 shares at a price per share of $7.02.

Pro forma financial information.  The pro forma financial information presented below is for informational purposes only and is not intended to represent or be indicative of the results of operations that would have been achieved if the Born Free acquisition had been completed as of the date indicated, and should not be taken as representative of the Company’s future consolidated results of operations or financial condition.  The unaudited pro forma financial information below summarizes the results of operations of the combined entity, as though the acquisition had occurred as of the beginning of the period presented.  Preparation of the pro forma financial information required management to make certain judgments and estimates to determine the pro forma adjustments such as purchase accounting adjustments.

The pro forma effect on net revenues, earnings, and earnings per share amounts for the six months ended June 30, 2011 and 2010, assuming the Born Free transaction had closed on January 1, 2010, are as follows:

	Six Months Ended June 30
	2011	2010
Net Revenues	$122,933	$101,938
Net Income	949	3,763
Earnings per share	$0.05	$0.21

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

The Company’s ability to borrow under the Amended Loan Agreement is subject to its ongoing compliance with a number of financial and other covenants, including the following: (i) the Company and its subsidiaries maintain and earn on a consolidated basis as of the last day of each fiscal quarter trailing 12 month EBITDA (defined below) of not less than $20,000 beginning with the quarter ending on June  30, 2011 and increasing over the remaining term of the Amended Loan Agreement to $26,000 for each quarter ending on or after December 30, 2012; (ii) that the Company and its subsidiaries maintain a ratio of consolidated total funded debt to consolidated EBITDA of not greater than (a) 3.50:1.00 through September 30, 2011 and (b) 3.25:1.00 on December 31, 2011 and thereafter; and (iii) that the Company and its subsidiaries maintain a fixed charge ratio of at least 1.50:1.00.

These credit facilities bear interest at a floating rate based on a spread over LIBOR ranging from 200 basis points to 300 basis points, depending upon the ratio of the Company’s total funded debt to EBITDA.  As of June 30, 2011, the blended interest rate for these credit facilities was 4.25%. In addition, these credit facilities have an unused line fee based on the unused amount of the credit facilities equal to 25 basis points.  The total amount outstanding on these facilities at June 30, 2011 was $66,500.

For purpose of the Amended Loan Agreement, EBITDA means consolidated net income (excluding extraordinary gains and extraordinary losses) plus (a) the following to the extent deducted in calculating consolidated net income: (i) consolidated interest charges (ii) the provision for federal, state , local and foreign income taxes payable by the Company and its subsidiaries (iii) depreciation and amortization expense, and (iv) other non-recurring expenses of the Company and its subsidiaries reducing consolidated net income, and minus (b) the following to the extent included in calculating consolidated net income: (i) federal, state, local and foreign income tax credits of the Company and its subsidiaries and (ii) all non-cash items increasing consolidated net income.

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

The Company recognizes the fair value of interest rate swaps (see Note 5) using Level 2 inputs.

As of June 30, 2011 the fair value of the swaps now reflects a liability of approximately $186, which is included in “other liabilities” on the accompanying balance sheet. The change in fair value of the swap liability of approximately $64 is recorded in “interest expense”. The interest rate swaps are not accounted for as hedges.

The notional amounts under the interest rate swap agreements total $3,583, which is approximately 5.3% of the Company’s total outstanding bank debt at June 30, 2011.

5.              DERIVATIVE INSTRUMENTS

The Company is exposed to interest rate risk primarily through its borrowing activities. The Company’s long-term debt is a variable rate instrument. The Company held one interest rate swap contract at June 30, 2011 under which the Company agreed to pay an amount equal to a specified fixed rate of interest times a notional principal amount, and to, in turn, receive an amount equal to a specified variable rate of interest times the same notional principal amount.

The Company uses derivatives to fix interest rates. As a matter of policy, the Company does not use derivatives for speculative purposes. This is a requirement in the Company’s Amended Loan Agreement (described in Note 3) to mitigate interest rate risk.

The interest rate swap contracts require payment of a fixed rate of interest and the receipt of a variable rate of interest at the LIBOR one month index rate plus 150-200 basis points on a notional amount of indebtedness.

	Rate	Notional Amount	Effective Date	Maturity Date	Mark-to-Market at June 30, 2011
Swap 1	7.06%	3,583	6/21/2007	6/7/2012	$(186)

					$(186)

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

Share-based compensation expense for the six months ended June 30, 2011 and 2010 was approximately $502 and $339 respectively.  As of June 30, 2011, there were 1,886,200 stock options outstanding and 236,126 unvested restricted shares outstanding.

During the three months ended June 30, 2011, the Company granted 32,650 stock options. The key assumptions used in determining the valuation included:

•	Expected life	-	6 years
•	Volatility	-	55%
•	Discount rate	-	1.71%

In March 2011, the Board of Directors approved the 2010 bonus plan payout of $1,044, which consisted of the following: (i) $210 in cash bonuses; and (ii) $834 (or 113,613 shares) in restricted stock grants, of which 50% had an immediate vesting and 50% will vest in one year.  In April 2011, 56,807 restricted shares were issued, which represents the vested portion of the total grant of 113,613 restricted shares.  The non-vested portion of the restricted stock grant will be expensed from March 2011 to March 2012. Also, in June 2011, 109,515 restricted shares were granted to employees as part of a long-term incentive plan which have a four year vesting schedule, and 18,750 shares were granted to the board of directors as part of their director compensation arrangements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements and Factors That May Affect Results

In addition to the historical information contained in this report, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to our expectations, intentions, or strategies regarding future matters, including our ability to grow our business through developing new products, obtaining new customers, increasing our sales territory, making strategic acquisitions, integrating our acquired businesses, and our anticipated cash flow for the next 12 months.  It is important to note that our actual results could differ materially from those projected in such forward-looking statements contained in this report.  You are cautioned not to place undue reliance on our forward-looking statements.

All forward-looking statements included in this document are based on information available to us on the date hereof. These statements are based on current expectations that involve numerous risks and uncertainties.  These risks and uncertainties include the Company’s ability to integrate acquired businesses, the concentration of the Company’s business with retail customers; the ability of the Company to compete in the industry; the Company’s dependence on key personnel; the Company’s reliance on foreign suppliers; and other risks as detailed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and subsequent filings with the Securities and Exchange Commission.  All these matters are difficult or impossible to predict accurately, many of which may be beyond our control. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate.

The information contained in this section has been derived from the Company’s consolidated financial statements and should be read together with the consolidated financial statements and related notes included elsewhere in this filing.  All dollar amounts in the following section are in thousands of US dollars except for per share amounts.

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

The Company’s critical accounting policies are disclosed in the Company’s Annual Report on Form 10-K.  There have been no material changes to these policies during the first six months of 2011. This summary of critical accounting policies of the Company is presented to assist in understanding its consolidated financial statements. The consolidated financial statements and notes are representations of management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) and have been consistently applied in the preparation of the consolidated financial statements.

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

Company Overview

We are a designer, marketer, and distributor of branded juvenile health, safety and wellness products which are sold principally to large North American and UK retailers.  We currently market proprietary products in various product categories including nursery audio/video monitors, safety gates, durable bath products, bed rails, infant feeding, furniture, baby gear, infant thermometers and related health and safety products, booster and potty seats and bouncers.  Our business has grown organically in all our markets.  We derive revenues from the sale of these products. Our revenue is driven by our ability to design and market desirable products, identify business opportunities and secure new and renew existing distribution channels.  Our income from operations is derived from our ability to generate revenue and collect cash in excess of labor and other cost of providing our product and selling, general and administrative costs.

Our strategy is to grow our sales through a variety of methods, including:

•                     increasing product penetration (more products at each store);

•                     increasing store penetration (more stores within each retail customer);

•                     introducing new products (at existing and new customers);

•                     obtaining new mass merchant retail customers;

•                     developing new distribution channels (food and drug chains, price clubs, home centers, and web-based retailers);

•                     entering new geographies (international expansion);

•                     entering new product categories; and

•                     making strategic acquisitions.

Historically we have has been able to grow our annual revenues significantly through a combination of all of the above factors. Each year we have been able to expand the number of products in our main distribution channel, and the number of mass merchant retailers, and have also added new customers each year.

For 2011 and beyond, our growth strategy will be to continue to develop and sell new products to our existing customer base, sell new and existing products to new customers and expand in the United Kingdom and in other geographic regions (such as Japan, Mexico and Australia).

Acquisition of Born Free

In the past we have pursued, and we expect to continue to pursue, potential strategic acquisitions to obtain new innovative products, new product categories, new retail customers or new sales territories. In March 2011, we acquired all of the capital stock of Born Free Holdings Ltd. (“Born Free”) pursuant to the terms and conditions of a Stock Purchase Agreement by and among us, our wholly owned subsidiary Summer Infant (USA), Inc., Born Free and the stockholders of Born Free.  Born Free is a manufacturer of baby bottles, drinking cups, and other feeding related items. The aggregate consideration paid to the Born Free stockholders at closing was $24,600, consisting of $14,000 in cash and approximately $10,600 in shares our common stock.  In addition, the Born Free stockholders may receive earn-out payments upon achievement of certain financial targets over the next twelve months up to a maximum amount of $13,000, of which up to $6,500 may be paid in shares of our common stock.

During the second quarter the Born Free operations in the United States, Canada and United Kingdom were all merged into the Company’s existing operations in those same countries.  As part of the integration, we incurred costs of approximately $800 related to severance, lease termination and other costs, which are reflected in selling, general and administrative expenses in our financial statements.  We are now handling all product development, sales, operations and finance for Born Free in a centralized manner.  In addition, a recent, key initiative is the development of new products under the Born Free brand in a variety of feeding categories.  We believe these categories have potential for future sales growth, and we have developed a team to drive these efforts.

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

Sales

Our sales are primarily derived from the sale of branded juvenile health, safety and wellness products and are recognized upon transfer of title of product to our customers. Our products are marketed through several distribution channels including chain retailers, specialty retailers, on-line retailers and direct to consumers.

Over 90% of our sales are currently made to customers in North America, with remaining sales primarily made to customers in the United Kingdom. Sales are made utilizing standard credit terms of 30 to 60 days. We generally accept returns only for defective merchandise.

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

Cost of goods sold

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

Results of Operations

Summer Infant and Subsidiaries

Condensed Consolidated Statements of Income

For the Three and Six Months Ending June 30, 2011 and 2010

(In thousands)

(Unaudited)

	Unaudited For the three months ended		Unaudited For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010

Net revenues	$61,004	$49,483	$119,460	$93,599
Cost of goods sold	40,767	30,981	79,548	58,168
Gross profit	20,237	18,502	39,912	35,431
Selling, general and administrative expenses	16,427	13,634	32,316	26,280
Stock-based compensation expense	325	158	502	339
Depreciation and amortization	1,558	1,268	3,084	2,483
Net operating income	1,927	3,442	4,010	6,329
Interest expense, net	(769)	(314)	(1,322)	(681)
Income before provision for income taxes	1,158	3,128	2,688	5,648
Income tax expense	237	938	604	1,694
NET INCOME	$921	$2,190	$2,084	$3,954

Three months ended June 30, 2011 compared with three months ended June 30, 2010

Net sales increased 23.3 % from approximately $49,483 for the three months ended June 30, 2010 to approximately $61,004 for the three months ended June 30, 2011. This sales increase was primarily attributable to increased distribution of our products throughout our customer base, and new product introductions.  Significant increases were noted in many key customer accounts.  Approximately $4,000 of revenue was generated by sales of Born Free products; this business was acquired on March 24, 2011.

Gross profit increased 9.4 % from approximately $18,502 for the three months ended June 30, 2010 to approximately $20,237 for the three months ended June 30, 2011. There were two items impacting gross profit during the three months ended June 30, 2011, a) $500 in estimated duties owed on a product due to a reclassification of the item for customs purposes; b) $150 in inventory write downs associated with the settlement of an intellectual property dispute.  The gross profit as a percentage of sales decreased to 33.2 % from 37.4% in the prior year.  The decrease as a percentage of sales is primarily due to higher costs of finished goods from the Company’s vendors in Asia and the US, in addition to an increased mix of lower margin products.

Selling, general and administrative expenses (excluding depreciation, amortization, and non-cash stock-based compensation expense) increased from approximately $13,634 for the three months ended June 30, 2010 to approximately $16,427 for the three months ended June 30, 2011. This increase was primarily attributable to increases in headcount, higher variable selling expenses due to the increase in sales, increased promotional costs, and costs associated with new product development. In addition there were BornFree transition costs of $780 and legal expenses related to an intellectual property dispute of $199 incurred during the three months ended June 30, 2011.  Selling, general and administrative expenses decreased to 26.9 % of net sales in the three months ended June 30, 2011 from 27.6% of net sales in the three months ended June 30, 2010.

Interest expense increased from $314 for the three months ended June 30, 2010 to approximately $769 for the three months ended June 30, 2011, primarily due to the $14,000 borrowed to finance the BornFree acquisition, plus higher levels of borrowing used to fund the working capital growth of the Company.

Income tax expense decreased from $938 for the three months ended June 30, 2010 to approximately $237 for the three months ended June 30, 2011 primarily due to lower pre-tax income and a lower effective rate in 2011.

Six months ended June 30, 2011 compared with six months ended June 30, 2010

Net sales increased 27.6% from approximately $93,599 for the six months ended June 30, 2010 to approximately $119,460 for the six months ended June 30, 2011. This sales increase was primarily attributable to increased distribution of our products throughout our customer base, and new product introductions.  Significant increases were noted in many key customer accounts.  Approximately $4,000 of revenue was generated by sales of Born Free products; this business was acquired on March 24, 2011.

Gross profit increased 12.6% from approximately $35,431 for the six months ended June 30, 2010 to approximately $39,912 for the six months ended June 30, 2011. There were two items impacting gross profit during the six months ended June 30, 2011; a) $500 in estimated duties owed on a product due to a reclassification of the item for customs purposes; b) $150 in inventory write downs associated with the settlement of an intellectual property dispute.  The gross profit as a percentage of sales decreased to 33.4% from 37.9% in the prior year.  The decrease as a percentage of sales is primarily due to higher costs of finished goods from the Company’s vendors in Asia and the US, in addition to an increased mix of lower margin products.

Selling, general and administrative expenses (excluding depreciation, amortization, and non-cash stock-based compensation expense) increased from approximately $26,280 for the six months ended June 30, 2010 to approximately $32,316 for the six months ended June 30, 2011. This increase was primarily attributable to increases in headcount, higher variable selling expenses due to the increase in sales, increased promotional costs, and costs associated with new product development. Also incurred during the six months ended June 30, 2011 were the following: a) BornFree transition costs of $780; b) legal expenses related to an intellectual property dispute of $199; c) $211 of costs related to re-labeling video monitors; d) $635 of acquisition-related professional fees.  Selling, general and administrative expenses decreased to 27.1% of net sales in the six months ended June 30, 2011 from 28.1% of net sales in the six months ended June 30, 2010.

Interest expense increased from $681 for the six months ended June 30, 2010 to approximately $1,322 for the six months ended June 30, 2011, primarily due to the $14,000 borrowed to finance the BornFree acquisition, plus higher levels of borrowing used to fund the working capital growth of the Company.

Income tax expense decreased from $1,694 for the three months ended June 30, 2010 to approximately $604 for the three months ended June 30, 2011, primarily due to lower pre-tax income and a lower effective rate in 2011.

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

For the six months ended June 30, 2011, net cash provided by operating activities was $1,947.  This was primarily due to increases in accounts receivable, accounts payable and accrued liabilities and decreases in inventory.

Net cash used in investing activities was $16,509, which primarily relates to the acquisition of Born Free Holdings Ltd.

Net cash provided by financing activities was $15,822, which relates to borrowings on the line of credit to acquire Born Free Holdings Ltd.

Based on the above factors, the net cash increase for the six months ended June 30, 2011 was $1,712, resulting in a cash balance of $2,850 at June 30, 2011.

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

The Company’s ability to borrow under the Amended Loan Agreement is subject to its ongoing compliance with a number of financial and other covenants, including the following: (i) the Company and its subsidiaries maintain and earn on a consolidated basis as of the last day of each fiscal quarter trailing 12 month EBITDA (defined below) of not less than $20,000 beginning with the quarter ending on June 30, 2011 and increasing over the remaining term of the Amended Loan Agreement to $26,000 for each quarter ending on or after December 30, 2012; and (ii) that the Company and its subsidiaries maintain a ratio of consolidated total funded debt to consolidated EBITDA of not greater than (A) 3.50:1.00 through September 30, 2011 and (B) 3.25:1.00 on December 31, 2011 and thereafter; and (iii) that the Company and its subsidiaries maintain a fixed charge ratio of at least 1.50:1.00.

For purposes of the Amended Loan Agreement, EBITDA means consolidated net income (excluding extraordinary gains and extraordinary losses) plus (a) the following to the extent deducted in calculating consolidated net income: (i) consolidated interest charges (ii) the provision for federal, state, local and foreign income taxes payable by the Company and its subsidiaries (iii) depreciation and amortization expense, and (iv) other non-recurring expenses of the Company and its subsidiaries reducing consolidated net income, and minus (b) the following to the extent included in calculating consolidated net income: (i) federal, state, local and foreign income tax credits of the Company and its subsidiaries and (ii) all non-cash items increasing consolidated net income.

These credit facilities bear interest at a floating rate based on a spread over LIBOR ranging from 200 basis points to 300 basis points, depending upon the ratio of the Company’s total funded debt to EBITDA.  As of June 30, 2011, the blended interest rate for these credit facilities was 4.25%. In addition, these credit facilities have an unused line fee based on the unused amount of the credit facilities equal to 25 basis points.  The total amount outstanding on these facilities at June 30, 2011 was $66,500, and we were in compliance with the financial covenants of the Amended Loan Agreement at June 30, 2011.

We believe that our cash flows from operations, cash on hand, and available borrowings will be sufficient to meet our working capital and capital expenditure requirements and provide us with adequate liquidity to meet anticipated operating needs for at least the next 12 months. Our cash requirements for the period beyond that are expected to be met by the continued use of bank facilities to meet working capital requirements.  However, unforeseen circumstances, such as softness in the retail industry or deterioration in the business of a significant customer, could create a situation where we cannot access all of the available lines of credit due to not having sufficient assets or meeting the financial covenants  required under our loan agreement. There is no assurance that we will meet all of our bank covenants in the future, or that our lender will grant waivers if there are covenant violations.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

ITEM 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as of June 30, 2011.  Our principal executive officer and principal financial officer have concluded, based on this evaluation, that our controls and procedures were effective as of June 30, 2011.

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

ITEM 2.     Unregistered Sales of Equity Securities and Use of Funds.

None.

ITEM 3.     Defaults Upon Senior Securities

None.

ITEM 5.     Other Information.

None.

ITEM 6.     Exhibits

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Quarterly Report on Form 10-Q.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Summer Infant, Inc.

August 10, 2011

/s/ Jason Macari
Jason Macari
Chief Executive Officer

August 10, 2011

/s/ Joseph Driscoll
Joseph Driscoll
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

2.1	Stock Purchase Agreement, dated as of March 24, 2011, by and among Summer Infant, Inc., Summer Infant (USA), Inc., Born Free Holdings Ltd., and each stockholder of Born Free Holdings Ltd. (1)

10.1

First Amendment to Amended and Restated Credit Agreement, dated as of March 24, 2011, by and among Summer Infant, Inc., Summer Infant (USA), Inc., Bank of America N.A., as Swing Line Lender, L/C Issuer and Administrative Agent, RBS Citizens, National Association, as Collateral Agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Lead Arranger and Book Manager (1)

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Jason Macari, Chief Executive Officer of Summer Infant, Inc., pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Joseph Driscoll, Chief Financial Officer of Summer Infant, Inc., pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

(1)                                  Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 28, 2011.

*                                         Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.