Form 10-Q
period 2011-09-30
Summer Infant, Inc.
filed 2011-11-10
CIK 1314772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

Summer Infant, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Commission file number 001-33346

Delaware	20-1994619
(State or Other Jurisdiction of Incorporation or Organization )	(IRS Employer Identification No.)

1275 Park East Drive
Woonsocket, RI 02895	(401) 671-6550
(Address of principal executive offices and Zip Code)	(Registrant’s telephone number, including area code)

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

As of October 23, 2011, there were 17,427,844 shares outstanding of the registrant’s Common Stock, $.0001 par value per share.

Summer Infant, Inc.

Form 10-Q

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

Note that all amounts presented in the table below are in thousands of US dollars except share and par value amounts.

	Unaudited
	September 30, 2011	December 31, 2010

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$1,923	$1,138
Trade receivables, net of allowance for doubtful accounts	55,756	46,693
Inventory, net	43,798	45,853
Prepaids and other current assets	3,751	2,783
Deferred tax assets	1,269	1,269
TOTAL CURRENT ASSETS	106,497	97,736
Property and equipment, net	15,940	14,958
Goodwill	57,617	50,375
Other intangible assets, net	30,342	14,745
Other assets	21	181
TOTAL ASSETS	$210,417	$177,995

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$41,462	$35,651
Current portion of long term debt	512	1,256
TOTAL CURRENT LIABILITIES	41,974	36,907
Long term debt, less current portion	63,259	51,963
Other liabilities	3,800	4,579
Deferred tax liabilities	8,085	8,085
TOTAL LIABILITIES	117,118	101,534

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common Stock $.0001 par value, issued and outstanding 17,422,835 and 15,450,227, respectively	2	1
Treasury Stock at cost (141,134 shares at September 30, 2011)	(956)	—
Additional paid-in capital	70,283	56,431
Retained earnings	24,652	20,490
Accumulated other comprehensive income (loss)	(682)	(461)

TOTAL STOCKHOLDERS’ EQUITY	93,299	76,461

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$210,417	$177,995

See notes to condensed consolidated financial statements

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

Note that all amounts presented in the table below are in thousands of US dollars except share and per share amounts.

	Unaudited For the three months ended		Unaudited For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010

Net revenues	$63,342	$49,800	$182,803	$143,399
Cost of goods sold	41,347	31,854	120,895	90,022
Gross profit	21,995	17,946	61,908	53,377
Selling, general and administrative expenses	16,641	13,189	48,957	39,469
Stock-based compensation expense	335	159	837	498
Depreciation and amortization	1,562	1,414	4,646	3,897
Operating income	3,457	3,184	7,468	9,513
Interest expense, net	(774)	(454)	(2,096)	(1,135)
Income before provision for income taxes	2,683	2,730	5,372	8,378
Income tax expense	604	652	1,209	2,346
NET INCOME	$2,079	$2,078	$4,163	$6,032

Net income per share — Basic	$0.12	$0.14	$0.25	$0.39
Weighted average shares outstanding — basic	17,547,739	15,437,477	16,971,628	15,429,225
Net income per share — Diluted	$0.11	$0.13	$0.23	$0.37
Weighted average shares outstanding - diluted	18,366,097	16,524,547	17,832,691	16,360,771

See notes to condensed consolidated financial statements.

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Note that all amounts presented in the table below are in thousands of US dollars.

	Unaudited For the nine months ended
	September 30, 2011	September 30, 2010

Cash flows from operating activities:
Net income	$4,163	$6,032
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	4,646	3,897
Non-cash stock option expense	837	498

Change in value of interest rate swap agreements	(209)	(332)
Changes in assets and liabilities, net of effects of acquisition:
Increase in accounts receivable	(7,016)	(10,626)
(Increase) decrease in inventory	4,519	(14,410)
Increase in accounts payable and accrued expenses	997	6,144
(Increase) decrease in prepaids and other assets	(773)	37

Net cash provided by (used in) operating activities	7,164	(8,760)
Cash flows from investing activities:
Acquisitions of property and equipment	(4,888)	(6,542)
Acquisition of Born Free, net of cash acquired	(13,960)	—

Net cash used in investing activities	(18,848)	(6,542)
Cash flows from financing activities:
Net borrowings on debt and other long-term liabilities	9,984	14,939
Issuance of common stock upon exercise of stock options	2,407	—

Net cash provided by financing activities	12,391	14,939
Effect of exchange rate changes on cash and cash equivalents	78	694
NET INCREASE IN CASH AND CASH EQUIVALENTS	785	331
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,138	932
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,923	$1,263
Non cash investing activities:
Capital lease obligation	$390	$286

Issuance of common stock in conjunction with acquisition of Born Free	$9,651	$—

Cash paid for interest	$1,943	$1,412

Cash paid (refunded) for taxes	$(302)	$1,245

See notes to condensed consolidated financial statements.

SUMMER INFANT, INC.  AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

The accompanying interim condensed consolidated financial statements of Summer Infant, Inc. and its subsidiaries (the “Company,” or “Summer”) are unaudited, but in the opinion of management, reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results for the interim periods. Accordingly, they do not include all information and notes required by generally accepted accounting principles accepted in the United States of America (“GAAP”) for complete financial statements. The results of operations for interim periods are not necessarily indicative of results to be expected for the entire fiscal year or any other period. The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes for the year ended December 31, 2010 appearing in the Company’s Annual Report on Form 10-K filed on March 22, 2011.

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

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carry forwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence it is more likely than not such benefits will be realized.  The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses.  No interest and penalties related to uncertain tax positions were accrued at September 30, 2011. The tax years 2007 through 2010 remain open to examination by the major taxing jurisdictions in which the Company operates.

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

Goodwill and Other Intangible Assets

The Company accounts for Goodwill and Other Intangible Assets in accordance with accounting guidance that requires that goodwill and intangible assets that have indefinite useful lives and not subject to amortization be tested at least annually for impairment. We evaluate goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Impairment of goodwill is tested by comparing the carrying value, including goodwill, to the Company’s fair value.  If the carrying value exceeds the fair value, a second step is performed to measure the amount of the impairment loss, if any.  Under this second step, the implied goodwill value is determined, in the same manner as the amount of goodwill recognized in a business combination, to assess the level of goodwill impairment, if any.  We determine the Company’s fair value using the income, or discounted cash flows, approach (“DCF model”) and verify the reasonableness of such fair value calculations using the market approach, which utilizes comparable companies’ data. The completion of the DCF model requires that we make a number of significant assumptions to produce an estimate of future cash flows. These assumptions include projections of future revenue, costs and working capital changes. In addition, we make assumptions about the estimated cost of capital and other relevant variables, as required, in estimating fair value. The projections that we use in our DCF model are updated annually and will change over time based on the historical performance and changing business conditions.  The determination of whether goodwill is impaired involves a significant level of judgment in these assumptions, and changes in our business strategy, government regulations, or economic or market conditions could significantly impact these judgments. We will continue to monitor market conditions and other factors to determine if interim impairment tests are necessary in future periods.  As of December 31, 2010, the estimated fair value of the Company substantially exceeded the carrying value. Management evaluates the remaining useful life of an intangible asset that is not being amortized each reporting period to determine whether events and circumstances continue to support an indefinite useful life. If an intangible asset that is not being amortized is subsequently determined to have a finite useful life, it is amortized prospectively over its estimated remaining useful life.

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

2.              ACQUISITION OF BORN FREE HOLDINGS LTD.

On March 24, 2011, the Company acquired all of the capital stock of Born Free Holdings Ltd. (“Born Free”) pursuant to the terms and conditions of a Stock Purchase Agreement (the “Purchase Agreement”) by and among the Company, its wholly owned subsidiary Summer Infant (USA), Inc., Born Free and the stockholders of Born Free.  The aggregate consideration paid by the Company to the Born Free stockholders at closing was $24,607 (subject to adjustment), consisting of $14,000 in cash and approximately $10,607 in shares of the Company’s common stock, or 1,510,989 shares based on a price per share of $7.02 (the closing price on the date of acquisition).  In addition, the Born Free stockholders may receive earn-out payments upon achievement of certain financial targets over the next twelve months up to a maximum amount of $13,000, of which up to $6,500 may be paid in shares of the Company’s common stock (or 925,926 shares based on a price per share of $7.02).  A portion of the shares issued at closing was, and, if achieved, a portion of the earn-out payments will be, deposited in escrow for a period of 18 months as security for any breach of the representations, warranties and covenants of Born Free and the Born Free stockholders contained in the Purchase Agreement.  On September 30, 2011 the Company received $1,000 in common stock from the Born Free escrow account due to a preliminary net asset adjustment as defined in the Purchase Agreement.  This is accounted for on the balance sheet through a decrease in acquired accounts receivable by $1,000, and increasing treasury stock by $956 and goodwill by $44. There may be additional adjustments in future periods.

The results of operations of Born Free are included in the results of the Company from the date of acquisition forward.  Related deal expenses of approximately $1,415 were incurred during the nine months ended September 30, 2011, of which $635 relates to professional fees, and $780 relates to transition costs incurred with the ongoing integration of Born Free.

Under the purchase method of accounting, the total preliminary purchase price for Born Free has been assigned to the net tangible and intangible assets acquired and liabilities assumed, based on various preliminary estimates of their values by the Company’s management.  Management’s estimates and assumptions are subject to change upon the finalization of the valuation and may be adjusted in accordance with FASB ASC Topic 805, Business Combinations.  Valuations of all tangible and intangible assets, including customer relationships, trade name and intellectual property, have not been finalized.  The Company has made a preliminary adjustment to goodwill and intangible assets, assigning $16,400 to intangible assets.  In addition, the estimated fair value of the contingent earn-out has not been completed as of September 30, 2011.  The assignment of the purchase price (including the estimated earn-out of up to $13,000) is expected to be completed in the fourth quarter of 2011.  Accordingly, the purchase price assignment is not finalized. The acquisition will be recorded as of the closing date, reflecting the assets and liabilities of Born Free (the target), at their acquisition date fair values.  Intangible assets that are identifiable are recognized separately from goodwill which is measured and recognized as the excess of the fair value of Born Free, as a whole, over the net amount of the recognized identifiable assets acquired and liabilities assumed.

Preliminary calculation of assignment consideration:

	March 24, 2011
Cash	$14,000
Stock	9,607	*

Provisional Consideration	$23,607

Provisional assignment of purchase price among assets acquired and liabilities assumed as of March 24, 2011:

March 24, 2011
Trade Receivables	$2,226
Inventory	3,615
Prepaids, and other current assets	39
Property and equipment, net	1,333
Other intangible assets, net	16,400
Accounts payable	(4,970)

18,643

Goodwill	4,964

Total assigned preliminary purchase price	$23,607

* The stock portion of the acquisition consists of 1,369,855 shares at a price per share of $7.02.

Pro forma financial information.  The pro forma financial information presented below is for informational purposes only and is not intended to represent or be indicative of the results of operations that would have been achieved if the Born Free acquisition had been completed as of the date indicated, and should not be taken as representative of the Company’s future consolidated results of operations or financial condition.  The unaudited pro forma financial information below summarizes the results of operations of the combined entity, as though the acquisition had occurred as of the beginning of the period presented.  Preparation of the pro forma financial information required management to make certain judgments and estimates to determine the pro forma adjustments such as purchase accounting adjustments.  Revenue generated from Born Free products amounted to $7,400 from March 25, 2011 to September 30, 2011 and $3,400 for the three months ended September 30, 2011.

The pro forma effect on net revenues, earnings, and earnings per share amounts for the nine months ended September  30, 2011 and 2010, assuming the Born Free transaction had closed on January 1, 2010, are as follows:

	Nine Months Ended September 30
	2011	2010
Net Revenues	$186,276	$155,718
Net Income	2,989	5,318
Earnings per share	$0.16	$0.30

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

These credit facilities bear interest at a floating rate based on a spread over LIBOR ranging from 200 basis points to 300 basis points, depending upon the ratio of the Company’s total funded debt to EBITDA.  As of September 30, 2011, the blended interest rate for these credit facilities was 4.15%. In addition, these credit facilities have an unused line fee based on the unused amount of the credit facilities equal to 25 basis points.  The total amount outstanding on these facilities at September 30, 2011 was $63,000.

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

4.              FAIR VALUE MEASUREMENTS

The Company follows ASC 2101-06 regarding measuring fair value and related disclosures. Broadly, the framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The standard established a three-level valuation hierarchy based upon observable and non-observable inputs.

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

As of September 30, 2011 the fair value of the swaps now reflects a liability of approximately $136, which is included in “other liabilities” on the accompanying balance sheet. The change in fair value of the swap liability for the three and nine months ended September 30, 2011 of approximately $50 and $209 respectively is recorded in “interest expense”. The interest rate swaps are not accounted for as hedges.

The notional amounts under the interest rate swap agreements total $3,553, which is approximately 5.6% of the Company’s total outstanding bank debt at September 30, 2011.

5.              DERIVATIVE INSTRUMENTS

The Company is exposed to interest rate risk primarily through its borrowing activities. The Company’s long-term debt is a variable rate instrument. The Company held one interest rate swap contract at September 30, 2011 under which the Company agreed to pay an amount equal to a specified fixed rate of interest times a notional principal amount, and to, in turn, receive an amount equal to a specified variable rate of interest times the same notional principal amount.

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

	Rate	Notional Amount	Effective Date	Maturity Date	Mark-to-Market at September 30, 2011
Swap 1	7.06%	3,553	June 21, 2007	June 7, 2012	$(136)

					$(136)

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

Share-based compensation expense for the nine months ended September 30, 2011 and 2010 was approximately $837 and $498, respectively.  As of September 30, 2011, there were 1,852,300 stock options outstanding and 235,629 unvested restricted shares outstanding.

During the three months ended September 30, 2011, the Company granted 1,000 stock options. The key assumptions used in determining the valuation included:

•	Expected life	-	6 years
•	Volatility	-	55%
•	Discount rate	-	1.71%

In March 2011, the Board of Directors approved the 2010 bonus plan payout of $1,044, which consisted of the following: (i) $210 in cash bonuses; and (ii) $834 in restricted stock grants (or 113,613 shares), of which 50% had an immediate vesting and 50% vest in one year.  In April 2011, 56,807 restricted shares were issued, which represents the vested portion of the total grant of 113,613 restricted shares.  The non-vested portion of the restricted stock grant will be expensed from March 2011 to March 2012. Also, in June 2011, 109,515 restricted shares were granted to employees as part of a long-term incentive plan which have a four year vesting schedule, and 18,750 shares were granted to the Board of Directors as part of their compensation arrangements.  All shares issued to the board of directors vested immediately.

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

The Company’s critical accounting policies are disclosed in the Company’s Annual Report on Form 10-K and discussed in Note 1 to the unaudited consolidated financial statements included in this report.  There have been no material changes to these policies during 2011.  The consolidated financial statements and notes are representations of management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) and have been consistently applied in the preparation of the consolidated financial statements.  Management of the Company makes certain estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses.  Some of these policies include significant estimates made by management using information available at the time the estimates were made. However, these estimates could change materially if different information or assumptions were used.

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

During the second quarter the Born Free operations in the United States, Canada and United Kingdom were all merged into the Company’s existing operations in those same countries.  As part of the integration, we incurred costs of approximately $780 related to severance, lease termination and other costs, which are reflected in selling, general and administrative expenses in our financial statements.  We are now handling all product development, sales, operations and finance for Born Free in a centralized manner.  In addition, a recent, key initiative is the development of new products under the Born Free brand in a variety of feeding categories.  We believe these categories have potential for future sales growth, and we have developed a team to drive these efforts.

On September 30, 2011 the Company received $1,000 in common stock from the Born Free escrow account due to a preliminary net asset adjustment as defined in the Purchase Agreement.  This is accounted for on the balance sheet through an increase in acquired accrued expenses by $1,000, and increasing treasury stock by $956 and goodwill by $44. There could be additional adjustments in future periods.

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

Revenues

Our revenues are primarily derived from the sale of branded juvenile health, safety and wellness products and are recognized upon transfer of title of product to our customers. Our products are marketed through several distribution channels including chain retailers, specialty retailers, on-line retailers and direct to consumers.

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

Results of Operations

Summer Infant and Subsidiaries

Condensed Consolidated Statements of Income

For the Three and Nine Months Ending September 30, 2011 and 2010

(Unaudited)

	Unaudited For the three months ended		Unaudited For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010

Net revenues	$63,342	$49,800	$182,803	$143,399
Cost of goods sold	41,347	31,854	120,895	90,022
Gross profit	21,995	17,946	61,908	53,377
Selling, general and administrative expenses	16,641	13,189	48,957	39,469
Stock-based compensation expense	335	159	837	498
Depreciation and amortization	1,562	1,414	4,646	3,897
Net operating income	3,457	3,184	7,468	9,513
Interest expense, net	(774)	(454)	(2,096)	(1,135)
Income before provision for income taxes	2,683	2,730	5,372	8,378
Income tax expense	604	652	1,209	2,346
NET INCOME	$2,079	$2,078	$4,163	$6,032

Three months ended September 30, 2011 compared with three months ended September 30, 2010

Net revenues increased 27.2 % from approximately $49,800 for the three months ended September 30, 2010 to approximately $63,342 for the three months ended September 30, 2011. This increase was primarily attributable to increased distribution of our products throughout our customer base and new product introductions.  Significant increases were noted in many key customer accounts.  Approximately $3,400 of revenue was generated by sales of Born Free products, which we acquired on March 24, 2011.

Gross profit increased 22.6% from approximately $17,946 for the three months ended September 30, 2010 to approximately $21,995 for the three months ended September 30, 2011.  Cost of goods was unfavorably impacted in the three months ended September 30, 2011 by approximately $115 related to shipping issues and other costs associated with damage caused by Hurricane Irene.  The gross profit as a percentage of sales decreased to 34.7 % from 36.0% in the prior year.  The decrease as a percentage of sales is primarily due to higher costs of finished goods from the Company’s vendors in Asia and the US, in addition to an increased mix of lower margin products.

Selling, general and administrative expenses (excluding depreciation, amortization, and non-cash stock-based compensation expense) increased from approximately $13,189 for the three months ended September 30, 2010 to approximately $16,641 for the three months ended September 30, 2011.  This increase was primarily attributable to increases in headcount, higher variable selling expenses due to the increase in sales, increased promotional costs, and costs associated with new product development.   Selling, general and administrative expenses decreased to 26.3 % of net sales in the three months ended September 30, 2011 from 26.5% of net sales in the three months ended September 30, 2010. SG&A was impacted by $170 of costs related to shipping issues and other costs associated with damage caused by Hurricane Irene and $482 of charges related to the closure of our east coast warehouse in September 2011.

Interest expense increased from $454 for the three months ended September 30, 2010 to approximately $774 for the three months ended September 30, 2011, primarily due to the $14,000 borrowed to finance the Born Free acquisition, and higher levels of borrowing used to fund the working capital growth of the Company.

Income tax expense decreased from $652 for the three months ended September 30, 2010 to approximately $604 for the three months ended September 30, 2011 primarily due to lower pre-tax income and a lower effective tax rate in 2011.

Nine months ended September 30, 2011 compared with nine months ended September 30, 2010

Net revenues increased 27.5% from approximately $143,399 for the nine months ended September 30, 2010 to approximately $182,803 for the nine months ended September 30, 2011. This increase was primarily attributable to increased distribution of our products throughout our customer base, and new product introductions.  Significant increases were noted in many key customer accounts.  Approximately $7,400 of revenue was generated by sales of Born Free products, which we acquired on March 24, 2011.

Gross profit increased 16% from approximately $53,377 for the nine months ended September 30, 2010 to approximately $61,908 for the nine months ended September 30, 2011. Three items impacted gross profit during the nine months ended September 30, 2011; a) $500 in estimated duties owed on a product due to a reclassification of the item for customs purposes; b) $150 in inventory write downs associated with the settlement of an intellectual property dispute; and c) cost of goods was unfavorably impacted by approximately $115 related to shipping issues and other costs associated with damage caused by Hurricane Irene.  The gross profit as a percentage of sales decreased to 33.9% from 37.2% in the prior year.  The decrease as a percentage of sales is primarily due to the effect of the above described items; higher costs of finished goods from the Company’s vendors in Asia and the US, in addition to an increased mix of lower margin products.

Selling, general and administrative expenses (excluding depreciation, amortization, and non-cash stock-based compensation expense) increased from approximately $39,469 for the nine months ended September 30, 2010 to approximately $48,957 for the nine months ended September 30, 2011. This increase was primarily attributable to increases in headcount, higher variable selling expenses due to the increase in sales, increased promotional costs, and costs associated with new product development. Also incurred during the nine months ended September 30, 2011 were the following: a) Born Free transition costs of $780; b) legal expenses related to an intellectual property dispute of $199; c) $211 of costs related to re-labeling video monitors; d) $635 of acquisition-related professional fees; e) $170 of costs related to shipping issues and other costs associated with damage caused by Hurricane Irene; f) $482 of charges related to the closure of our east coast warehouse in September 2011. Selling, general and administrative expenses decreased to 26.8% of net sales in the nine months ended September 30, 2011 from 27.5% of net sales in the nine months ended September 30, 2010.

             Interest expense increased from $1,135 for the nine months ended September 30, 2010 to approximately $2,096 for the nine months ended September 30, 2011, primarily due to the $14,000 borrowed to finance the Born Free acquisition, and higher levels of borrowing used to fund the working capital growth of the Company.

Income tax expense decreased from $2,346 for the nine months ended September 30, 2010 to approximately $1,209 for the nine months ended September 30, 2011, primarily due to lower pre-tax income and a lower effective tax rate in 2011.

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

For the nine months ended September 30, 2011, net cash provided by operating activities was $7,164.  This was primarily due to increases in accounts receivable, accounts payable and accrued liabilities and decreases in inventory.

Net cash used in investing activities was $18,848, which primarily relates to the acquisition of Born Free Holdings Ltd.

Net cash provided by financing activities was $12,391, which relates to borrowings on the line of credit to acquire Born Free Holdings Ltd.

Based on the above factors, the net cash increase for the nine months ended September 30, 2011 was $785, resulting in a cash balance of $1,923 at September 30, 2011.

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

These credit facilities bear interest at a floating rate based on a spread over LIBOR ranging from 200 basis points to 300 basis points, depending upon the ratio of the Company’s total funded debt to EBITDA.  As of September 30, 2011, the blended interest rate for these credit facilities was 4.15%. In addition, these credit facilities have an unused line fee based on the unused amount of the credit facilities equal to 25 basis points.  The total amount outstanding on these facilities at September 30, 2011 was $63,000.

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

ITEM 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as of September 30, 2011.  Our principal executive officer and principal financial officer have concluded, based on this evaluation, that our controls and procedures were effective as of September 30, 2011.

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

Not required.

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

Summer Infant, Inc.

November 10, 2011

/s/ Jason Macari
Jason Macari
Chief Executive Officer

November 10, 2011

/s/ Joseph Driscoll
Joseph Driscoll
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

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