Form 10-K
period 2011-12-31
Summer Infant, Inc.
filed 2012-02-29
CIK 1314772

Use these links to rapidly review the document

Summer Infant, Inc. And Subsidiaries Index to Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

         Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒

         The aggregate market value of the voting and non-voting common equity held by non-affiliates, based on the closing price of the registrant's Common Stock as reported on the Nasdaq Capital Market on June 30, 2011 was approximately $72.2 million. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

         The number of shares issued and outstanding of the registrant's common stock as of February 1, 2012 was 17,760,191 (excluding unvested restricted shares that have been issued to employees).

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Proxy Statement for its 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

        This annual report on Form 10-K contains, in addition to historical information, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on management's current expectations and include statements regarding our "expectations," "anticipation," "intentions," "beliefs," or "strategies" regarding the future, whether or not those words are used. These statements include statements regarding our ability to grow strategically, our position in the markets in which we compete, our ability to increase product penetration, create new products, and meet our growth strategy, our ability to develop proprietary products, grow sales in the future, and make and successfully integrate acquisitions, and our expectations regarding liquidity and capital resources in the future. Forward-looking statements are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in such statements. We caution investors that actual results or business conditions may differ materially from those projected or suggested in forward-looking statements as a result of various factors including, but not limited to, the risk factors discussed in Item 1A. Risk Factors below. All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements.

PART I

        Note that all dollar amounts in Part I are in thousands of U.S. dollars unless otherwise noted.

Item 1.    Business

Background

        On March 6, 2007, under an Agreement and Plans of Reorganization, dated as of September 1, 2006, KBL Healthcare Acquisition Corp. II ("KBL"), and its wholly owned subsidiary, SII Acquisition Corp. ("Acquisition Sub"), consummated a transaction by which (i) Summer Infant, Inc. ("SII") was merged with and into Acquisition Sub and (ii) all of the outstanding capital stock of each of Summer Infant Europe, Limited and Summer Infant Asia, Ltd. was acquired directly by KBL. Effective upon closing, KBL changed its name to Summer Infant, Inc. and SII changed its name to Summer Infant (USA), Inc. On March 7, 2007, the securities of Summer Infant, Inc. commenced listing on the Nasdaq Capital Market under the symbols SUMR (common stock), SUMRW (warrants) and SUMRU (units). In 2008, Summer Infant (USA), Inc. created a wholly-owned subsidiary called Summer Infant Canada, Ltd. In March 2011, Summer Infant (USA), Inc. acquired all of the outstanding capital stock of Born Free Holdings, Ltd. Summer Infant, Inc is now a holding company operating through its direct and indirect wholly-owned subsidiaries, Summer Infant (USA), Inc., Summer Infant Europe, Limited, Summer Infant Canada, Ltd., Summer Infant Asia, Ltd. and Born Free Holdings Ltd. The consolidated financial statements of the Company included in this Annual Report include the accounts of its wholly-owned subsidiaries. References to "we," "us," or the "Company" means Summer Infant, Inc. and its consolidated subsidiaries unless otherwise noted.

General

        We are a designer, marketer, and distributor of branded juvenile health, safety and wellness products (for ages 0-3 years) which are sold principally to large North American and United Kingdom retailers. We currently market products in various product categories including nursery audio/video monitors, safety gates, durable bath products, bed rails, nursery products, booster and potty seats, bouncers, travel accessories, high chairs, swings, feeding products, car seats, and nursery furniture. In the past three years, the Company has completed several acquisitions and therefore added products through acquisition, such as cribs, baby gear and feeding products. In North America our products are sold primarily to retailers including Babies R Us, Target, KMart, Wal-Mart, Buy Buy Baby and Amazon.com. Our largest European-based customers are Mothercare, Toys R Us, Argos and Tesco.

        Our corporate headquarters is located in Woonsocket, Rhode Island. We maintain sales, marketing and distribution offices in England, which service the United Kingdom and other parts of Europe, and in Canada. We maintain through our Hong Kong subsidiary a product development, sales, engineering and quality assurance office in Hong Kong.

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

  •
  new product categories; and

  •
  acquisitions.

        We have been able to grow our annual revenues historically through a combination of all of the above factors. Each year, we have been able to expand the number of products in our main distribution channel (mass merchant retailers), and have also added new customers each year. Therefore, even with limited new product introductions, we could grow our business by simply selling more of our existing product line to existing customers.

        In the future, our growth strategy will be to continue to develop and sell new products to our existing customer base, sell new and existing products to new customers (or expand relationships with existing customers) and to expand in the United Kingdom, Canada, and in other geographic regions (including Japan, Mexico and Australia, among others). In addition, there are a number of potential acquisition candidates that could be pursued to obtain new innovative products, new product categories, new retail customers or new sales territories. There are several hundred active juvenile product companies, of which we estimate the majority have less than $10,000 in sales.

Products

        We currently sell products in a number of different categories, including nursery audio/video monitors, safety gates, durable bath products, bed rails, infant thermometers, related health and safety products, booster and potty seats, cribs, baby gear, bouncers, swaddling blankets and bottles. No single product generated more than 10% of sales for the year ended December 31, 2011. While a majority of our products are sold under the Summer Infant brand name, we also have several licensing arrangements to sell products under different brand names, including Carter's and Disney. In 2011, we added feeding products to our categories and introduced our new PRODIGY™ car seat and travel system.

Product Development and Design

        We believe that product development is a critical element of our strategy and success to date. Our product strategy is to produce proprietary products that provide distinctive benefits, are visually appealing, provide convenience and will appeal to the mid-tier and upper-tier buyers. Our retail customers are strategically motivated to buy innovative products. Our main product development efforts are located at our Rhode Island headquarters, but we also have development efforts in China, Pennsylvania, and the United Kingdom. We also focus on improving existing products based on feedback from our customers. For example, we expect to re-launch our PRODIGY™ travel system in the third quarter of 2012 with new fashion and an improved stroller platform.

Suppliers and Manufacturing

        Except for certain injection-molded products, which are manufactured in the U.S., substantially all of our other products are manufactured in Asia (primarily China) and Israel. We use many different suppliers and we own our molds. Therefore, we are not dependent on any one manufacturer. Our Hong Kong subsidiary provides us with a local sourcing presence and the ability to oversee quality, electronic engineering and other issues that may arise during production. Generally, we are buying finished goods from manufacturers and thus are not directly procuring any raw materials related to the ultimate manufacturing of the products. We have not had any significant disruption of supply to date as a result of raw material shortages, but there is the possibility that shortages could occur in the future based on a variety of factors beyond our control.

        Transportation of Asia-made goods to our warehouses typically takes three to four weeks, depending on the location of the warehouse. We maintain our inventory at warehouses located in the United States, Canada, Asia, and the United Kingdom. Most of our customers pick up their goods at regional warehouses. We also use UPS and other common carriers to arrange shipments to customers who request such arrangements, primarily smaller retailers and specialty stores. In 2011, our East Coast distribution center was consolidated into our West Coast distribution center. We anticipate this will better enable us to service our customers.

        We use several manufacturers in the United States for certain injection molded products, including bath tubs, potty seats and booster seats, which typically account for between 10% and 15% of our annual sales.

Sales and Marketing

        Our sales are primarily derived from the sale of juvenile health, safety and wellness products and are recognized upon transfer of title of product to our customers. Our products are marketed and sold through several distribution channels including mass merchant retailers, specialty retailers and direct to consumers.

        Sales are made utilizing standard credit terms of 30 to 60 days. We generally accept returns only for defective merchandise.

Competition

        The juvenile health, safety and wellness industry has many participants, none of which have dominant market share, though certain companies have disproportionate strength in certain segments. Our largest direct competitors are Dorel Industries (including Safety 1st and Cosco brands), Evenflo (Evenflo, Gerry, and Snugli brands), Kid Brands, Inc., Fisher-Price (part of Mattel, Inc.), The First Years (a subsidiary of Tomy Corporation) and Graco (a subsidiary of Newell Rubbermaid). In addition, we compete in certain of our product lines with a number of private companies, such as KidCo, Inc. and Munchkin.

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

Customers

        Our top seven customers together comprised over 75% of our sales in fiscal 2011. These customers include Babies R Us/Toys R Us, Target, K-Mart, Buy Buy Baby, Amazon.com, Burlington Coat Factory, and Wal-Mart. Of these customers, three generated more than 10% of sales for fiscal 2011: Toys R Us (39%), Walmart (11%) and Target (10%). Because of the concentration of our business with these customers and because we have no long term contracts with these customers, our success depends on our customers' willingness to purchase and provide shelf space for our products.

Seasonality

        There are not significant variations in seasonal demand for our products. Sales to our retail customers are generally higher in the time frame when retailers take initial shipments of new products. These orders usually incorporate enough product inventory to fill each store plus additional amounts to be kept at the customer's distribution center. The timing of these initial shipments varies by customer depending on when they finalize store layouts for the upcoming year, and whether there are any mid-year product introductions.

Geographic Regions

        In 2011, North America accounted for over 90% of our total net sales; the remaining sales were made in the United Kingdom and all other geographies.

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

Insurance

        We carry a product liability insurance policy that provides us with $15,000 of liability coverage with a minimal deductible. We consult with our insurers to ascertain appropriate liability coverage for our product mix. We anticipate increasing our insurance coverage in the future in line with our expanding sales and product breadth.

Employees

        As of December 31, 2011, we employed a total of 247 full time people, 143 of whom work in the headquarters in Rhode Island. Our employees are not covered by a collective bargaining agreement. We consider our employee relations to be good.

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

        A number of large, retail customers account for a majority of our sales. In fiscal 2011, Toys R Us generated 39% of our total sales, and seven customers accounted for over 75% of our total sales. Because of the concentration of our business with these customers and because we have no long term contracts with these customers, our success depends on our customers' willingness to continue to purchase and provide shelf space for our products. An adverse change in our relationship with any of our large customers or a change in the financial viability of any of these customers could adversely affect our results of operations and financial condition.

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

        Because we sell infant and juvenile health, safety and wellness products to consumers, we face product liability risks relating to the use of our products. We also must comply with a variety of product safety and product testing regulations. In particular, our products are subject to, among other statutes and regulations, the Consumer Product Safety Act, the Federal Hazardous Substances Act ("FHSA") and the Consumer Product Safety Improvement Act ("CPSIA"), which empower the Consumer Product Safety Commission (the "CPSC"), to take action against hazards presented by consumer products. With expanded authority under the CPSIA, the CPSC has and continues to adopt new regulations for safety and products testing that apply to our products. These new regulations have or likely will significantly increase the regulatory requirements governing the manufacture and sale of children's products and increase the potential penalties for noncompliance with applicable regulations. The CPSC has the authority to exclude from the market and recall certain consumer products that are found to be potentially hazardous. Consumer product safety laws also exist in some states and cities within the United States and in Canada and Europe, as well as certain other countries. While we take the steps we believe are necessary to comply with these laws and regulations, there can be no assurance that we will be in compliance in the future. If we fail to comply with these laws and regulations, or if we face product liability claims, we may be subject to damage awards or settlement costs that exceed any available insurance coverage and we may incur significant costs in complying with recall requirements. Furthermore, concerns about potential liability may lead us to recall voluntarily selected products. For instance in 2011, we undertook voluntary action to re-label our audio/video nursery monitors and in the fourth quarter of 2011 recorded a charge in connection with the proposed settlement of outstanding litigation related to our analog video nursery monitors. In addition, the CPSC issued a warning regarding sleep positioners during 2010 which resulted in the return of product by retail customers. Complying with existing or any such additional regulations or requirements could impose increased costs on our business. Similarly, increased penalties for non-compliance could subject us to greater expense in the event any of our products were found to not comply with such regulations.

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

We may have exposure to greater than anticipated tax liabilities.

        Our provision for income taxes is subject to volatility and could be adversely affected by nondeductible stock-based compensation, earnings being lower than anticipated in jurisdictions where we have lower statutory rates and being higher than anticipated in jurisdictions where we have higher statutory rates, transfer pricing adjustments, not meeting the terms and conditions of tax holidays or incentives, changes in the valuation of our deferred tax assets and liabilities, changes in actual results versus our estimates, or changes in tax laws, regulations, accounting principles or interpretations thereof. In addition, like other companies, we may be subject to examination of our income tax returns by the U.S. Internal Revenue Service and other tax authorities, and our federal tax returns for 2009 are currently being audited by the U.S. Internal Revenue Service. While we regularly assess the likelihood of adverse outcomes from such examinations and the adequacy of our provision for income taxes, there can be no assurance that such provision is sufficient and that a determination by a tax authority will not have an adverse effect on our results of operations.

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

Our debt covenants may affect our liquidity or limit our ability to complete acquisitions, incur debt, make investments, sell assets, merge or complete other significant transactions.

        Our loan agreement includes provisions that place limitations on a number of our activities, including our ability to:

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

We may not be able to maintain compliance with our bank covenants, and our capital resources may not be sufficient to make required payments on our outstanding indebtedness.

        Our ability to maintain compliance with the financial and other covenants under our current loan agreement is dependent upon our ability to continue to execute our business model and current operational plans. If an event of default in such covenants occurs and is continuing among other things, the lenders may accelerate the loans, declare the commitments thereunder to be terminated, seize collateral or take other actions of secured creditors. If the loans are accelerated or commitments terminated, we could face substantial liquidity problems and may be forced to dispose of material assets or operations, seek to obtain equity capital, or restructure or refinance our indebtedness. Such alternative measures may not be available or successful. Also, our bank covenants may limit our ability to dispose of material assets or operations or to restructure or refinance our indebtedness. Even if we are able to restructure or refinance our indebtedness, the economic terms may not be favorable to us. All of the foregoing could have serious consequences to our financial condition and results of operations. Our ability to generate cash to meet scheduled payments with respect to our debt depends on our financial and operating performance, which in turn, is subject to prevailing economic and competitive conditions and the other factors discussed in this "Risk Factors" section. If our cash flow and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and may be forced to dispose of material assets or operations, seek to obtain equity capital, or restructure or refinance our indebtedness. Such alternative measures may not be successful and may not permit us to meet our scheduled debt services obligations. The breach of any covenants or restrictions in our loan agreement could result in a default thereunder, which would permit the lenders to take the actions discussed above.

We could issue additional common stock, which might dilute the book value of our common stock.

        Our board of directors has authority, without action or vote of our stockholders in most cases, to issue all or a part of our authorized but unissued shares. These stock issuances could be made at a price that reflects a discount from the then-current trading price of our common stock. In addition, to raise capital, we may need to issue securities that are convertible into or exchangeable for a significant amount of our common stock. These issuances would dilute current shareholders' ownership percentage which would have the effect of reducing their influence on matters on which stockholders vote, and could dilute the book value per share of Summer Infant common stock. Stockholders may incur additional dilution if holders of stock options, whether currently outstanding or subsequently granted, exercise their options, or if warrant holders exercise their warrants to purchase shares of Summer Infant common stock.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        We are headquartered in a 52,000 square facility in Woonsocket, Rhode Island. We have a seven year lease on this facility, with an option to extend for an additional five years. We also lease small offices in Pennsylvania, Arkansas, Canada, Israel, the United Kingdom and Hong Kong.

        We maintain inventory at leased warehouses in California (approximately 442,000 square feet), Canada (approximately 31,000 square feet), Hong Kong (third party warehouse) and the United Kingdom (approximately 16,000 square feet). These leases expire at various times between 2012 and 2016.

Item 3.    Legal Proceedings

        From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

        Please see "Litigation" under Note 11. Commitments and Contingencies to our consolidated financial statements included in this report concerning the January 2012 proposed settlement of outstanding litigation related to our analog video baby monitor.

Item 4.    Mine Safety Disclosures

        Not applicable.

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

        The high and low closing prices for our common stock as reported on the Nasdaq Capital Market for the periods indicated below were as follows:

	High	Low
Fiscal Year Ended December 31, 2010
First Quarter	$6.69	$4.64
Second Quarter	$8.25	$6.47
Third Quarter	$8.51	$6.49
Fourth Quarter	$8.15	$6.59
Fiscal Year Ended December 31, 2011
First Quarter	$8.03	$7.01
Second Quarter	$9.22	$8.00
Third Quarter	$8.79	$6.12
Fourth Quarter	$8.20	$6.12

Holders of Common Stock

        As of January 20, 2012, there were approximately 54 holders of record of our common stock. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of record holders.

Dividend Policy

        There have been no cash dividends declared on our common stock since our company was formed. Dividends are declared at the sole discretion of our Board of Directors. Our intention is not to declare cash dividends and retain all cash for our operations and future acquisitions. In addition, under the terms of our current loan agreement, we are restricted in our ability to pay cash dividends to our stockholders.

Issuer Repurchases of Equity Securities

        None.

Recent Sales of Unregistered Securities

        Not applicable.

Item 6.    Selected Consolidated Financial Data

        Not required.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations (dollar amounts are in thousands of U.S. dollars, except share and per share data)

        The following discussion is intended to assist in the assessment of significant changes and trends related to our results of operations and financial condition. The information contained in this section has been derived from our consolidated financial statements and should be read together with our consolidated financial statements and related notes included elsewhere in this report. Readers are also encouraged to review and consider our disclosures describing various factors that could affect our business, including the disclosures under the heading "Risk Factors" in this report.

Company Overview

        We are a designer, marketer, and distributor of branded juvenile health, safety and wellness products which are sold principally to large North American and United Kingdom retailers. We currently market proprietary products in various product categories including nursery audio/video monitors, safety gates, durable bath products, bed rails, infant thermometers, related health and safety products, booster and potty seats, cribs, baby gear, bouncers, feeding items, and swaddling blankets.

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

  •
  new product categories; and

  •
  acquisitions.

        We have been able to grow our annual revenues historically through a combination of all of the above factors. Each year, we have been able to expand the number of products in our main distribution channel (mass merchant retailers) and have also added new customers each year. Therefore, even with limited new product introductions, we could grow our business by simply selling more of our existing product line to existing customers.

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

        A number of large, North American retail customers account for a majority of our sales. Three customers generated more than 10% of sales for the year ended December 31, 2011, Toys R Us (39%), Walmart (11%), and Target (10%). Because of the concentration of our business with these customers and because we have no long term contracts with these customers, our success depends on our customers' willingness to purchase and provide shelf space for our products.

        Over 90% of sales are currently made to customers in North America, with the remaining sales primarily made to customers in the United Kingdom. Sales are made utilizing standard credit terms of 30 to 60 days. We generally accept returns only for defective merchandise.

Cost of goods sold and other expenses

        Our products are manufactured by third parties, with approximately 85-90% of the dollar value of products being manufactured in Asia with the majority of the balance being manufactured in the United States and Israel. Cost of goods sold primarily represents purchases of finished products from these third party manufacturers. The remainder of our cost of goods sold includes duties on certain imported items, freight-in from suppliers and miscellaneous charges from contract manufacturers. Substantially all of our purchases are made in U.S. dollars; therefore, most of this activity is not subject to currency fluctuations. If our suppliers experience increased raw materials, labor or other costs and pass along those cost increases through higher prices for finished goods, our cost of sales would increase, and to the extent we are unable to pass these price increases along to our customers, our gross margins would decrease.

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

Revenue recognition

        We record revenue when all of the following occur: persuasive evidence of an arrangement exists, product delivery has occurred, the sales price to the customer is fixed or determinable and collectability is reasonably assured. Sales are recorded net of provisions for returns and allowances, cash discounts and markdowns. We base our estimates for discounts, returns and allowances on negotiated customer terms, and historical experience. These estimates are subject to variability, as actual deductions taken by customers may be different from the estimates recorded. Customers do not have the right to return products unless the products are defective. We record a reduction of sales for estimated future defective product deductions based on historical experience.

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

Trade receivables

        Trade receivables are reported at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts. On a periodic basis, we estimate doubtful accounts based on historical bad debt, factors related to specific customers' ability to pay and current economic trends. We write off accounts receivable against the allowance when a balance is determined to be uncollectible.

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

Allowance for doubtful accounts

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

Inventory Valuation

        Inventory is comprised of finished goods and is stated at the lower of cost, inclusive of freight and duty, or market (net realizable value) using the first-in, first-out (FIFO) method. Our warehousing costs are charged to expense as incurred. We regularly review slow-moving and excess inventory, and write-down inventories as appropriate. Management uses estimates to record write-downs based on its review of inventory by product category, including length of time on hand and estimates of future orders for each product. Changes in consumer preferences, as well as demand for products, customer buying patterns and inventory management could impact the inventory valuation.

Impairment of Long-Lived Assets

        We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. An asset is considered to be impaired when its carrying amount exceeds the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition. Long-lived assets include property and equipment. The amount of impairment loss, if any, is charged by the Company to current operations. For each of the years ended December 31, 2011 and 2010, no such impairment existed.

Goodwill and Other Intangible Assets

        We account for goodwill and other intangible assets in accordance with accounting guidance that requires that goodwill and intangible assets that have indefinite useful lives and not subject to amortization be tested at least annually for impairment. We evaluate goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment of goodwill is tested by comparing the carrying value, including goodwill, to the Company's fair value. If the carrying value exceeds the fair value, a second step is performed to measure the amount of the impairment loss, if any. Under this second step, the implied goodwill value is determined, in the same manner as the amount of goodwill recognized in a business combination, to assess the level of goodwill impairment, if any. We determine the Company's fair value using the income, or discounted cash flows, approach. ("DCF model") and verify the reasonableness of such fair value calculations using the market approach, which utilizes comparable companies' data. The completion of the DCF model requires that we make a number of significant assumptions to produce an estimate of future cash flows. These assumptions include projections of future revenue, costs and working capital changes. In addition, we make assumptions about the estimated cost of capital and other relevant variables, as required, in estimating fair value. The projections that we use in our DCF model are updated annually and will change over time based on the historical performance and changing business conditions. The determination of whether goodwill is impaired involves a significant level of judgment in these assumptions, and changes in our business strategy, government regulations, or economic or market conditions could significantly impact these judgments. We will continue to monitor market conditions and other factors to determine if interim impairment tests are necessary in future periods. As of December 31, 2011, the estimated fair value of the Company exceeded the carrying value of our reporting unit. Management evaluates the remaining useful life of an intangible asset that is not being amortized each reporting period to determine whether evens and circumstances continue to support an indefinite useful life. If an intangible asset that is not being amortized is subsequently determined to have a finite useful life, it is amortized prospectively over its estimated remaining useful life.

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

        Previously, the Company adopted the provisions of a new standard which provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a "more-likely-than-not" recognition threshold at the effective date to be recognized upon adoption and in subsequent periods. Upon the adoption, and at December 31, 2011 and 2010, the Company did not have any uncertain tax positions. No interest and penalties related to uncertain tax positions were accrued at December 31, 2011 and 2010.

        The tax years 2007 through 2010 remain open to examination by the major taxing jurisdictions in which the Company operates. The Company's federal tax return for the year ended December 31, 2009 is currently being audited by the Internal Revenue Service. The Company expects no material changes to unrecognized tax positions within the next twelve months.

Results of Operations

        The following table presents selected condensed consolidated financial information for Summer Infant, Inc. and its subsidiaries for the years ended December 31, 2011 and 2010.

	Year ended December 31, 2011		Year Ended December 31, 2010
Net sales	$238,172	100.0%	$194,485	100.0%
Cost of goods sold	156,787	65.8%	124,994	64.3%

Gross Profit	81,385	34.2%	69,491	35.7%
SG&A expenses	67,187	28.2%	55,501	28.5%
Interest, taxes, depreciation and amortization	10,387	4.4%	7,403	3.8%

Net Income	$3,811	1.6%	$6,587	3.4%

Year ended December 31, 2011 compared with year ended December 31, 2010

        Net sales increased 22% from $194,485 in the year ended December 31, 2010 to $238,172 for the year ended December 31, 2011. This increase was primarily attributable to organic growth resulting from increased distribution of existing products throughout our customer base, introduction of new products and international growth. In addition, the Company acquired Born Free Holdings, Ltd. in March 2011, which added approximately $10,175 to net sales in 2011. While net sales increased in 2011, sales were impacted by lower than expected consumer purchases of our new PRODIGY™ car seat and travel system, reduced inventory levels at retail customers and delays in shipping of certain new products.

        Gross profit increased 17% from $69,491 for the year ended December 31, 2010 to $81,385 for the year ended December 31, 2011. This increase was primarily attributable to the 22% increase in net sales. Gross profit percentage decreased to 34.2% of sales for the year ended December 31, 2011 from 35.7% in the prior year due to increased costs of raw materials and labor, plus a change in sales mix.

        Selling, general and administrative expenses increased 21.1% from $55,501 for the year ended December 31, 2010 to $67,187 for the year ended December 31, 2011. This increase was primarily attributable to increased variable costs such as co-op advertising allowances as a result of the significant increase in sales. In addition, there were increased expenditures in product development, payroll, professional fees, and warehouse operations. Finally, there were several significant items incurred during 2011 including professional fees and transition costs related to the Born Free acquisition, related to the proposed settlement of outstanding litigation, $482 related to the closure and relocation of our Rhode Island distribution center and $773 of severance for three former senior management employees.

        Other expenses increased 40% from $7,403 for the year ended December 31, 2010 to $10,387 for the year ended December 31, 2011. This increase was attributable to an increase in depreciation and amortization in 2011 and higher interest expense.

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

        Our sales have increased significantly over the past several years. This sales growth has led to a substantial increase in working capital requirements, specifically accounts receivable and inventory. The typical cash flow cycle is as follows:

  •
  Inventory is purchased to meet expected demand plus a safety stock. Because the majority of our vendors are based in Asia, inventory takes from three to four weeks to arrive from Asia to the various distribution points we maintain in the United States, Canada and the United Kingdom. Payment terms for these vendors are approximately 30-60 days from the date the product ships from Asia, therefore we are generally paying for the product a short time after it is physically received in the United States. The increased sales we have experienced result in increased levels of inventory and, therefore, an increase in the amount of cash required to fund our inventory level.

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

        For the year ended December 31, 2011, net cash provided by operating activities totaled $9,385, which primarily relates to improved working capital management. At December 31, 2010, net cash used in operating activities totaled $8,861. The change in net cash relating to operating activities in 2011 as compared to 2010 is largely attributable to decreases in accounts payable and accounts receivable in 2011.

        For the year ended December 31, 2011, net cash used in investing activities was approximately $20,769 which primarily relates to capital expenditures and the Born Free acquisition. At December 31, 2010, net cash used in investing activities was $8,782. The increase in net cash used in investing activities in 2011 was due primarily to the Born Free acquisition.

        For the year ended December 31, 2011, net cash provided by financing activities was approximately $11,189 which relates to borrowings from our debt facilities to fund the Born Free acquisition and working capital growth. At December 31, 2010, net cash provided by financing activities was $17,377. The decrease in 2011 in net cash provided by financing activities was due primarily to lower borrowings.

        Based primarily on the above factors, the net cash increase for the year ended December 31, 2011 was approximately $77, resulting in a cash balance of approximately $1,215 at December 31, 2011.

        We believe that our cash on hand and current banking facilities are sufficient to fund our cash requirements for at least the next 12 months. However, unforeseen circumstances, such as softness in the retail industry or deterioration in the business of a significant customer could create a situation where we cannot access all of the available lines of credit due to not having sufficient assets or consolidated EBITDA (as defined in the credit agreement described below) as required under our loan agreements. There is no assurance that we will meet all of our bank covenants in the future, or that our lender will grant waivers if there are covenant violations. In addition, should we need to raise additional funds through additional debt or equity financings, any sale of additional debt or equity securities may cause dilution to existing stockholders. If sufficient funds are not available or are not available on acceptable terms, our ability to address any unexpected changes in our operations could be limited. Furthermore, there can be no assurance that we will be able to raise such funds if and when they are required. Failure to obtain future funding when needed or on acceptable terms could materially adversely affect our results of operations.

        Our strategy for funding our business going forward is a combination of increased profitability, and if necessary, negotiation of increased borrowing lines as required with traditional lenders.

        In August 2010, we entered into a secured credit agreement with Bank of America, N.A., as Administrative Agent, and each of the financial institutions that is a signatory to the Agreement. The agreement was amended on March 24, 2011 and on November 9, 2011 (as amended, the "Loan Agreement"). The Loan Agreement provides for an $80,000 working capital revolving credit facility and a $20,000 "accordion" credit facility. The loan matures on June 30, 2013.

        Summer and its subsidiaries, Summer Infant (USA), Inc., Summer Infant Europe Limited, Summer Infant Asia Limited and Summer Infant Canada, Limited are the borrowers under the Loan Agreement. This loan agreement replaced Summer's prior line of credit and is being used principally to fund growth opportunities and for working capital purposes.

        Our ability to borrow under the Loan Agreement is subject to its ongoing compliance with a number of financial and other covenants, including the following (i) that Summer and its subsidiaries maintain consolidated EBITDA, as defined in the Loan Agreement, of at least $20,000 on a trailing twelve month basis as of December 31, 2011, which escalates to $23,000 by the end of the loan term in 2013, (ii) that Summer and its subsidiaries maintain a ratio of total funded debt to consolidated EBITDA of not greater than 3.25:1.00, and (iii) that Summer and its subsidiaries maintain a ratio of operating cash flow to debt service of not less than 1.50:1.00. Upon utilizing all approved and permitted Add Backs, as defined in the Loan Agreement, the Company is in compliance with these and other covenants at December 31, 2011.

        These credit facilities bear interest at a floating rate based on a spread over LIBOR ranging from 200 basis points to 300 basis points, depending upon the ratio of the Company's total funded debt to consolidated EBITDA. The Company has also entered into various interest swap agreements which fixes the interest rates on a portion of the outstanding debt. Only one of these swaps remains active at December 31, 2011. As of December 31, 2011, the rate on these credit facilities averaged 3.69%. In addition, these credit facilities have an unused line fee based on the unused amount of the credit facilities equal to 25 basis points.

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

        As of December 31, 2011, we had $62,000 outstanding of the total committed amount of $100,000. Availability under the credit facility was approximately $5,021 at December 31, 2011.

        The following table summarizes our significant contractual commitments at December 31, 2011:

	Payment Due by Period
Contractual Obligations	Total	2012		2013	2014		2015 and beyond
Line of credit/acquisition facility	$62,000	$		$62,000	$
Estimated future interest payments on line of credit	3,436		2,291	1,145
Operating leases	6,713		1,578	1,441		1,342	$2,352
Capital leases and other liabilities	2,951		1,157	706		469	619

Total contractual cash obligations	$75,100		$5,026	$65,292		$1,811	$2,971

        Estimated future interest payments on our line of credit were based upon the interest rates in effect at December 31, 2011.

Off-Balance Sheet Arrangements

        We did not have any off-balance sheet arrangements during either of the years ended December 31, 2011 and 2010.

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

ASC Update No. 2010-29

        In December 2010, the FASB issued ASC Update No. 2010-29, Business Combinations (Topic 805)—Disclosure of Supplementary Pro Forma Information for Business Combinations. Update No. 2010-29 clarifies paragraph 805-10-50-2(h) to require public entities that enter into business combinations that are material on an individual or aggregate basis to disclose pro forma information for such business combinations that occurred in the current reporting period, including pro forma revenue and earnings of the combined entity as though the acquisition date had been as of the beginning of the comparable prior annual reporting period only. We adopted Update No. 2010-29 in the quarter ended March 31, 2011, and the requisite disclosures are reflected in the notes to the consolidated financial statements.

ASU 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income

        This ASU requires all nonowner changes in stockholders' equity to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. However, ASU 2011-12 has deferred the specific requirement within ASU 2011-05 to present on the face of the financial statements items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. Entities should continue to report reclassifications out of accumulated comprehensive income consistent with the presentation requirements in effect before ASU 2011-05.

ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment

        The ASU gives an entity the option in its annual goodwill impairment test to first assess revised qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.

        Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Not required.

Item 8.    Financial Statements and Supplementary Data

        The financial statements required by this item are attached to this Annual Report on Form 10-K beginning on Page F-1.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 9A    Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures

        As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2011. Our principal executive officer and principal financial officer have concluded, based on their evaluation, that as of the end of the period covered by this report, our disclosure controls and procedures were effective as of December 31, 2011.

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

        The Company's management has used the criteria established in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO Framework") to evaluate the effectiveness of the Company's internal control over financial reporting. Management has selected the COSO Framework for its evaluation as it is a control framework recognized by the SEC and the Public Company Accounting Oversight Board, that is free from bias, permits reasonably consistent qualitative and quantitative measurement of the Company's internal controls, is sufficiently complete so that relevant controls are not omitted, and is relevant to an evaluation of internal controls over financial reporting.

        Management of the Company conducted an evaluation of the effectiveness, as of December 31, 2011, of the Company's internal control over financial reporting and on its evaluation under the COSO Framework, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2011.

(c)   Changes in Internal Control Over Financial Reporting

        There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        Not applicable.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this Item will be contained in our definitive Proxy Statement to be filed with the SEC in connection with our 2012 Annual Meeting of Stockholders (the "2012 Proxy Statement") under the captions "Election of Directors," "Board of Directors Meetings and Committees of the Board," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

        We have adopted a Code of Ethics that applies to all our directors, officers and employees. The Code of Ethics is publicly available on our website at www.summerinfant.com . Amendments to the Code of Ethics and any grant of a waiver from a provision of the Code of Ethics requiring disclosure under applicable SEC and Nasdaq rules will be disclosed on our website.

Item 11.    Executive Compensation

        The information required by this Item will be incorporated by reference from the information under the caption "Executive Compensation" contained in our 2012 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this item will be incorporated by reference from the information under the caption "Ownership of Summer Infant, Inc. Common Stock" contained in our 2012 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this item will be incorporated by reference from the information under the caption "Certain Relationships and Related Transactions" contained in our 2012 Proxy Statement.

Item 14.    Principal Accountant Fees and Services

        The information required by this item will be incorporated by reference from the information under the captions "Audit Fees", "Audit-Related Fees," "Tax Fees," "All Other Fees" and "Pre-Approval Policies and Procedures" contained in our 2012 Proxy Statement.

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of February 2012.

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

Name	Title	Date

/s/ JASON MACARI Jason Macari	Director and Chief Executive Officer (Principal Executive Officer)	February 29, 2012
/s/ JOSEPH DRISCOLL Joseph Driscoll	Chief Financial Officer (Principal Financial and Accounting Officer)	February 29, 2012
/s/ MARTIN FOGELMAN Martin Fogelman	Director	February 29, 2012
/s/ ROBERT STEBENNE Robert Stebenne	Director	February 29, 2012
/s/ RICHARD WENZ Richard Wenz	Director	February 29, 2012
/s/ DERIAL SANDERS Derial Sanders	Director	February 29, 2012
/s/ DAN ALMAGOR Dan Almagor	Director	February 29, 2012

Exhibits.

Index to Exhibits

Exhibit No.		Description
2.1		Agreement and Plans of Reorganization dated as of September 1, 2006, by and among KBL Healthcare Acquisition Corp. II, and its wholly owned subsidiary, SII Acquisition Corp., Summer Infant, Inc. ("SII"), Summer Infant Europe, Limited ("SIE") and Summer Infant Asia, Ltd. ("SIA" and, collectively, with SII and SIE, the "Targets") and the stockholders of the Targets(1)

2.2		Purchase and Sale Agreement dated March 24, 2009 between Summer Infant (USA), Inc. and Faith Realty II, LLC(2)

2.3		Lease Agreement dated March 24, 2009 between Summer Infant (USA), Inc. and Faith Realty II, LLC(2)

2.4		Agreement and Plan of Merger, dated as of April 18, 2008, by and among Summer (USA), Inc., Kiddo Acquisition, Inc., and Kiddopotamus & Company and certain of its stockholders(3)

2.5		Stock Purchase Agreement dated as of March 24, 2011, by and among the Registrant, Summer infant (USA), Inc., Born Free Holdings Ltd., and each stockholder of Born Free Holdings Ltd.(4)

3.1		Amended and Restated Certificate of Incorporation(5)

3.2		Certificate of Amendment to Amended and Restated Certificate of Incorporation(6)

3.3		Amended and Restated Bylaws(7)

4.1		Specimen Common Stock Certificate(3)

10.1		Registration Rights Agreement by and among the Registrant, Jason Macari and Steven Gibree(1)

10.2	**	2006 Performance Equity Plan(8)

10.3	**	Employment Agreement by and between the Registrant and Jason Macari dated February 1, 2010(9)

10.4		Change of Control Agreement between the Registrant and Joseph Driscoll(9)

10.5		Summer Infant, Inc, 2010 Employee Performance Incentive Plan(9)

10.6	**	Separation and Release Agreement, dated as of December 10, 2010, between the Registrant and Steven Gibree(10)

10.7		Amended and Restated Credit Agreement, dated August 2, 2010, among the Registrant, Summer Infant (USA), Inc., Kiddopotamus & Company, Bank of America, N.A., as administrative agent, swing lender, and L/C issuer, and RBS Citizens, National Association, as Collateral Agent, and other lenders thereto(11)

10.8		First Amendment to Amended and Restated Credit Agreement, dated as of March 24, 2011, among the Registrant, Summer Infant (USA), Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender, and L/C Issuer, and RBS Citizens, National Association, as Collateral Agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Lead Arranger and Book Manager(4)

Exhibit No.		Description
10.9		Second Amendment to Amended and Restated Credit Agreement, dated as of November 9, 2011, among the Registrant, Summer Infant (USA), Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender, and L/C Issuer, and RBS Citizens, National Association, as Collateral Agent

10.10	**	Separation Agreement and Release, dated as of October 17, 2011, between the Registrant and Jeffrey Hale(12)

10.11	**	Offer Letter and Change of Control Agreement between the Registrant and David S. Hemendinger(12)

10.12	**	Non-Qualified Stock Option Agreement between the Registrant and David S. Hemendinger

10.13	**	Restricted Stock Award Agreement between the Registrant and David S. Hemendinger

21.1		List of Subsidiaries(13)

23.1		Consent of Independent Registered Public Accounting Firm

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections

**
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

(2)
Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q/A filed August 18, 2009

(3)
Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K filed April 24, 2008

(4)
Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K filed March 8, 2011.

(5)
Incorporated by reference to Exhibits to the Registrant's Form 8-A filed March 6, 2007

(6)
Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K filed June 7, 2010

(7)
Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K filed November 21, 2011

(8)
Incorporated by reference to Appendix A to the Registrant's Definitive Proxy on Schedule 14A filed on April 29, 2008

(9)
Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K filed February 4, 2010

(10)
Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K filed December 13, 2010

(11)
Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q filed August 9, 2010

(12)
Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K filed October 19, 2011

(13)
Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K filed March 27, 2008

Summer Infant, Inc. And Subsidiaries
Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Summer Infant, Inc.

        We have audited the accompanying consolidated balance sheets of Summer Infant, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's controls over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Summer Infant, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP McGladrey & Pullen, LLP
Boston, Massachusetts February 29, 2012

Summer Infant, Inc. and Subsidiaries

Consolidated Balance Sheets

        Note that all amounts presented in the table below are in thousands of U.S. dollars, except share amounts and par value per share.

	December 31, 2011	December 31, 2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,215	$1,138
Trade receivables, net of allowance for doubtful accounts of $110 and $90 at December 31, 2011 and 2010, respectively	47,670	46,693
Inventory, net	50,014	45,853
Prepaids and other current assets	4,095	2,783
Deferred tax assets	265	1,269

TOTAL CURRENT ASSETS	103,259	97,736
Property and equipment, net	17,682	14,958
Goodwill	61,908	50,375
Other intangible assets, net	30,045	14,745
Other assets	21	181

TOTAL ASSETS	$212,915	$177,995

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Line of credit and current portion of long-term debt (Including capital lease)	736	1,256
Accounts payable and accrued expenses	40,633	35,651

TOTAL CURRENT LIABILITIES	41,369	36,907
Long-term debt, less current portion	62,479	51,963
Other liabilities	3,726	4,579
Deferred tax liabilities	11,439	8,085

TOTAL LIABILITIES	119,013	101,534
STOCKHOLDERS' EQUITY
Common Stock $.0001 par value, issued and outstanding 17,717,667 and 15,450,227 at December 31, 2011 and 2010, respectively	2	1
Treasury Stock at cost (141,134 shares at December 31, 2011)	(956)	—
Additional paid-in capital	71,158	56,431
Retained earnings	24,301	20,490
Accumulated other comprehensive loss	(603)	(461)

TOTAL STOCKHOLDERS' EQUITY	93,902	76,461

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$212,915	$177,995

See notes to consolidated financial statements

Summer Infant, Inc. and Subsidiaries

Consolidated Statements of Income

        Note that all amounts presented in the table below are in thousands of U.S. dollars, except share and per share amounts.

	For the year ended
	December 31, 2011	December 31, 2010
Net sales	$238,172	$194,485
Cost of goods sold	156,787	124,994

Gross profit	81,385	69,491
Selling, general and administrative expenses	67,187	55,501
Gain on settlement of acquisition related liability	—	(1,770)
Depreciation and amortization	6,377	5,384

Net operating income	7,821	10,376
Interest expense, net	(2,790)	(1,734)

Income before provision for income taxes	5,031	8,642
Provision for income taxes	1,220	2,055

NET INCOME	$3,811	$6,587

Net income per share BASIC	$0.22	$0.43
Weighted average shares outstanding BASIC	17,097,361	15,431,806
Net income per share DILUTED	$0.21	$0.40
Weighted average shares outstanding DILUTED	17,820,621	16,408,594

See notes to consolidated financial statements

Summer Infant, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

        Note that all amounts presented in the table below are in thousands of U.S. dollars.

	For the year ended
	December 31, 2011	December 31, 2010
Cash flows from operating activities:
Net income	$3,811		$6,587
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Change in value of interest rate swap agreements	(257)		(476)
Depreciation and amortization	6,377		5,384
Stock-based compensation	1,187		1,057
Deferred income taxes	4,358		2,279
Changes in assets and liabilities, net of effects of acquisitions
(Increase) decrease in accounts receivable	990		(14,752)
Increase in inventory	(1,936)		(14,442)
Increase in prepaids and other current assets	(1,344)		(331)
Decrease in other assets	160		56
Increase (decrease) in accounts payable and accrued expenses	(3,961)		5,777

Net cash provided by (used in) operating activities	9,385		(8,861)

Cash flows from investing activities:
Acquisitions of property and equipment	(6,688)		(7,902)
Acquisitions of other intangible assets	(121)		—
Acquisitions, net of cash acquired	(13,960)		(880)

Net cash used in investing activities	(20,769)		(8,782)

Cash flows from financing activities:
Net borrowings of debt	9,187		17,345
Issuance of common stock upon exercise of stock options	2,002		32

Net cash provided by financing activities	11,189		17,377

Effect of exchange rate changes on cash and cash equivalents	272		472

Net increase in cash and cash equivalents	77		206
Cash and cash equivalents at beginning of year	1,138		932

Cash and cash equivalents at end of year	$1,215		$1,138

Supplemental disclosure of cash flow information:		$
Cash paid during the year for interest	$2,622		$1,829

Cash paid during the year for income taxes	$1,257		$2,069

Non cash investing and financing activities:
Issuance of common stock in conjunction with the acquisitions (see note 1)	$9,652		$—
Capital lease obligations incurred	$1,146		$713
Issuance of common stock—Butterfly Earn-out	$931		$—
Supplemental Disclosures of Cash Flow Information:
Summary of entities acquired in purchase business combinations
Fair value of assets acquired	$21,274		$—
Goodwill Acquired	$11,532		$—
Liabilities Assumed	$(9,239)		$—
Issuance of Common Stock in conjunction with acquisition	$(9,607)		$—

Cash Paid	$(13,960)		$—

See notes to consolidated financial statements

Consolidated Statements of Stockholders' Equity

For the Years Ended December 31, 2011 and 2010

        Note that all amounts presented in the table below are in thousands of U.S. dollars.

	Commons Stock
			Additional Paid in Capital	Treasury Stock	Retained Earnings	Accumulated Comprehensive Income (Loss)	Comprehensive Income	Total Equity
	Shares	Amount
Balance at December 31, 2009	15,356,727	$1	$55,342		$13,903	$(266)		$68,980

Issuance of common stock upon vesting of restricted shares	80,750
Issuance of common stock upon exercise of stock options	12,750		32					32
Stock-based compensation			1,057					1,057
Net income for the year					6,587		6,587
Foreign currency translation adjustment						(195)	(195)

Total comprehensive income							6,392	6,392

Balance at December 31, 2010	15,450,227	$1	$56,431		$20,490	$(461)		$76,461

Acquisition of Born Free	1,510,989	$1	10,607	(956)				9,652
Issuance of common stock—Butterfly Earn-Out	129,618		931					931
Issuance of common stock upon vesting of restricted shares	156,233
Issuance of common stock upon exercise of stock options	470,600		2,002					2,002
Stock-based compensation			1,187					1,187
Net income for the year					3,811		3,811
Foreign currency translation adjustment						(142)	(142)
Total comprehensive income							3,669	3,669

Balance at December 31, 2011	17,717,667	$2	$71,158	$(956)	$24,301	$(603)		$93,902

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        All significant intercompany accounts and transactions have been eliminated in the consolidation.

        All dollar amounts are in thousands of U.S. dollars except share and per share amounts.

Company History

        On March 6, 2007, under an Agreement and Plan of Reorganization, dated as of September 1, 2006 ("Acquisition Agreement"), KBL Healthcare Acquisition Corp. II ("KBL"), and its wholly owned subsidiary, SII Acquisition Corp. ("Acquisition Sub"), consummated a transaction by which (i) Summer Infant, Inc. ("SII") was merged with and into Acquisition Sub and (ii) all of the outstanding capital stock of each of Summer Infant Europe, Limited ("SIE") and Summer Infant Asia, Ltd. ("SIA") was acquired directly by KBL. As used in this Report, the term "Company" means the registrant on a post-acquisition basis. At the closing of the acquisition, the Summer stockholders received from the Company an aggregate of $20,000 cash and 3,916,667 shares of company common stock.

        Effective upon closing, the Company changed its name to Summer Infant, Inc. and SII changed its name to Summer Infant (USA), Inc. Thus, the Company became a holding company called Summer Infant, Inc. operating through its wholly-owned subsidiaries, Summer Infant (USA), Inc., Summer Infant Europe, Limited, and Summer Infant Asia, Ltd.

        On November 7, 2008, Summer Infant (USA), Inc. created a wholly-owned subsidiary called Summer Infant Canada, Ltd. ("SIC"). On March 24, 2011, the Company and Summer Infant (USA) acquired all the outstanding capital stock of Born Free Holdings Ltd., which is now a wholly-owned subsidiary.

Company Overview

        The Company is a designer, marketer, and distributor of branded juvenile health, safety and wellness products which are sold principally to large North American and United Kingdom retailers. The Company currently markets products in various product categories including nursery audio/video monitors, safety gates, durable bath products, bed rails, nursery products, booster and potty seats, bouncers, travel accessories, high chairs, swings, feeding products, car seats, and nursery furniture.

Nature of Operations and Basis of Presentation and Principles of Consolidation

        It is the Company's policy to prepare its financial statements on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of its wholly-owned subsidiaries.

Summary of Significant Accounting Policies

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

Trade Receivables

        Trade receivables are carried at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts. The Company estimates doubtful accounts based on historical bad debts, factors related to specific customers' ability to pay and current economic trends. The Company writes off accounts receivable against the allowance when a balance is determined to be uncollectible.

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

Impairment of Long-Lived Assets

        The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. An asset is considered to be impaired when its carrying amount exceeds the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition. Long-lived assets include property and equipment. The amount of impairment loss, if any, is charged by the Company to current operations. For each of the years ended December 31, 2011 and 2010, no such impairment existed.

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill and Other Intangible Assets

        The Company accounts for goodwill and other intangible assets in accordance with accounting guidance that requires that goodwill and intangible assets that have indefinite useful lives no longer be subject to amortization and be tested at least annually for impairment. Management evaluates the remaining useful life of an intangible asset that is not being amortized each reporting period to determine whether events and circumstances continue to support an indefinite useful life. If an intangible asset that is not being amortized is subsequently determined to have a finite useful life, it is amortized prospectively over its estimated remaining useful life. For the years ended December 31, 2011 and 2010, the Company has determined that no such impairment existed.

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

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Values of Derivative Instruments

	2011			2010
	Liability Derivatives
	Balance Sheet Location	Fair Value	Change in Fair Value Gain/(Loss)	Balance Sheet Location	Fair Value	Change in Fair Value Gain/(Loss)
	(In Thousands of Dollars)
As of December 31
Derivatives not designated as effective hedging instruments under Subtopic 815-20
Interest rate contracts	Other liabilities	$(88)	$257	Other liabilities	$(345)	$476
Total derivatives not designated as effective hedging instruments under Subtopic 815-20		$(88)			$(345)

        The notional amounts under the interest rate swap agreements total $3,522 which is approximately 6% of the Company's total outstanding bank debt at December 31, 2011.

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

        Previously, the Company adopted the provisions of a new standard which provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a "more-likely-than-not" recognition threshold at the effective date to be recognized upon adoption and in subsequent periods. Upon the adoption, and at December 31, 2011 and 2010, the Company did not have any uncertain tax positions. No interest and penalties related to uncertain tax positions were accrued at December 31, 2011 and 2010.

        The tax years 2007 through 2010 remain open to examination by the major taxing jurisdictions in which the Company operates. The Company's federal tax return for the year ended December 31, 2009 is currently being audited by the Internal Revenue Service. The Company expects no material changes to unrecognized tax positions within the next twelve months.

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Translation of Foreign Currencies

        The assets and liabilities of the Company's European, Canadian, Israeli, and Asian operations have been translated into U.S. dollars at year-end exchange rates. All assets and liabilities of the Company's foreign affiliates are translated into U.S. dollars at the exchange rate in effect at the end of the year and the income and expense accounts of these affiliates have been translated at average rates prevailing during each respective year. Resulting translation adjustments are made to a separate component of stockholders' equity within accumulated other comprehensive income (loss). Transaction gains and losses are included in the statements of income.

Shipping Costs

        Shipping costs are included in selling expenses and amounted to approximately $2,329 and $3,260 for the years ended December 31, 2011 and 2010, respectively.

Advertising Costs

        The Company charges advertising costs to selling, general and administration expense as incurred. Advertising expense, which consists primarily of promotional and cooperative advertising allowances provided to customers, was approximately $17,565 and $15,455 for the years ended December 31, 2011 and 2010, respectively.

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

        Diluted earnings per share for the Company is computed by dividing net income by the sum of: the weighted-average number of shares of common stock outstanding during the period; the dilutive impact (using the "treasury stock" method) of "in the money" stock options; and unvested restricted shares issued to employees. Options to purchase 50,150 and 28,000 shares of the Company's common stock were not included in the calculation, due to the fact that these options were anti-dilutive for the years ended December 31, 2011 and 2010, respectively.

New Accounting Pronouncements

  ASC Update No. 2010-29

        In December 2010, the FASB issued ASC Update No. 2010-29, Business Combinations (Topic 805)—Disclosure of Supplementary Pro Forma Information for Business Combinations. Update No. 2010-29 clarifies paragraph 805-10-50-2(h) to require public entities that enter into business combinations that are material on an individual or aggregate basis to disclose pro forma information for such business combinations that occurred in the current reporting period, including pro forma

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

revenue and earnings of the combined entity as though the acquisition date had been as of the beginning of the comparable prior annual reporting period only. The Company adopted Update No. 2010-29 in the quarter ended March 31, 2011, and the requisite disclosures are reflected in the notes to the consolidated financial statements.

  ASU 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income

        This ASU requires all nonowner changes in stockholders' equity to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. However, ASU 2011-12 has deferred the specific requirement within ASU 2011-05 to present on the face of the financial statements items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. Entities should continue to report reclassifications out of accumulated comprehensive income consistent with the presentation requirements in effect before ASU 2011-05.

  ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment

        This ASU gives an entity the option in its annual goodwill impairment test to first assess revised qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.

        Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

2. PROPERTY AND EQUIPMENT

        Property and equipment, at cost, consist of the following:

	December 31,
			Depreciation/ Amortization Period
	2011	2010
	(In Thousands)
Computer-related	$3,639	$3,166	5 years
Tools and dies and Prototypes/molds	19,638	14,944	1 - 5 years
Building	4,156	4,156	30 years
Other	5,702	3,000	various

	33,135	25,266
Less accumulated depreciation	15,453	10,308

Property and Equipment, net	$17,682	$14,958

        Property and equipment includes amounts acquired under capital leases of approximately $2,537 and $1,628 at December 31, 2011 and 2010, respectively, with related accumulated depreciation of approximately $464 and $394, respectively. Total depreciation expense was $5,154 and $4,425 for the years ended December 31, 2011 and 2010, respectively.

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. GOODWILL AND INTANGIBLE ASSETS

Goodwill

        Goodwill is tested for impairment on an annual basis and more frequently if facts and circumstances indicate goodwill carrying values exceed estimated fair values. Because the Company has fully integrated its acquisitions, it has determined that it has only one reporting unit for purposes of testing for goodwill impairment. Based on the impairment tests performed, there was no impairment of goodwill in 2011 or 2010.

        The change in goodwill during the years ended December 31, 2011 and December 31, 2010 was as follows:

	(In Thousands) 2011	2010
Balance at beginning of year	$50,375	$49,496
Acquisitions and other adjustments	11,532	879

Balance at end of year	$61,907	$50,375

Intangible assets

        Intangible assets consist of the following:

	December 31,
	2011	2010
	(In Thousands)
Brand names	$22,700	$10,900
Patents and licenses	1,711	1,581
Customer lists	6,946	2,355
Other intangibles	1,886	1,886

	33,243	16,722
Less:Accumulated amortization	(3,198)	(1,976)

Intangible assets, net	$30,045	$14,745

        The amortization period for the majority of the intangible assets ranges from 5 to 15 years for those assets that have an estimated life; certain of the assets have indefinite lives (including brand names and several significant customer relationships). Total of intangibles not subject to amortization amounted to $22,546 and $10,746 for the years ended December 31, 2011 and 2010, respectively. There was no impairment of intangible assets in 2011 or 2010.

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. GOODWILL AND INTANGIBLE ASSETS (Continued)

        Amortization expense amounted to $1,222 and $959 for the years ended December 31, 2011 and 2010, respectively. Estimated amortization expense for the next five years is as follows:

Year ending December 31,	(In Thousands)
2012	$1,080
2013	998
2014	626
2015	586
2016	586

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

        Accounts payable and accrued expenses consist of the following:

	December 31,
	2011	2010
	(In Thousands)
Accounts payable	$22,775	$20,122
Customer advertising and allowances	4,251	4,703
Accrued purchases of inventory	6,701	7,869
Other (none in excess of 5% of current liabilities)	6,906	2,957

Total	$40,633	$35,651

5. DEBT

Credit Facilities

        In August 2010, the Company entered into a secured credit facility with Bank of America, N.A., as Administrative Agent, and each of the financial institutions a signatory to the agreement. The agreement was amended on March 24, 2011 and on November 9, 2011 (as amended, the "Loan Agreement"). The Loan Agreement provides for an $80,000 working capital revolving credit facility and a $20,000 "accordion" credit facility. The Loan Agreement was amended on November 9, 2011, which modified certain financial covenants. The amounts outstanding under the revolving credit facility are payable in full upon maturity. The credit facilities mature on June 30, 2013. The amount outstanding on the credit facilities at December 31, 2011 was $62,000, and the amount of availability was approximately $5,021.

        Aggregate maturities of long term debt related to this note are as follows:

		(In Thousands)
Year ending December 31:	2012	$0
	2013	62,000

	Total	$62,000

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

        The Company's ability to borrow under the Loan Agreement is subject to its ongoing compliance with a number of financial and other covenants, including the following: (i) that the Company and its subsidiaries maintain consolidated EBITDA (as defined in the Loan Agreement) of at least $20,000 for the twelve months ended December 31, 2011, which increases to $23,000 on a quarterly basis over the remainder of the term; (ii) that the Company and its subsidiaries maintain a ratio of total funded debt to consolidated EBITDA of not greater than 3.25:1.00, and (iii) that the Company and its subsidiaries maintain a ratio of operating cash flow to debt service of not less than 1.50:1.00. Upon utilizing all approved and permitted Add Backs, as defined in the Loan Agreement, the Company is in compliance with these and all other covenants at December 31, 2011.

        These credit facilities bear interest at a floating rate based on a spread over LIBOR ranging from 200 basis points to 300 basis points, depending upon the ratio of the Company's total funded debt to consolidated EBITDA. The Company has also entered into various interest swap agreements which effectively fix the interest rates on a portion of the outstanding debt of which one is still active at December 31, 2011. As of December 31, 2011, the rate on these credit facilities averaged 3.69%. In addition, these credit facilities have an unused line fee based on the unused amount of the credit facilities equal to 25 basis points.

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

        During 2010, the Company also initiated an agreement to borrow against certain international receivables. Approximately $831 relating to this agreement is included in the current portion of long term debt at December 31, 2010. This agreement was terminated in 2011.

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

construction loan relating to the Headquarters. Mr. Macari has given a personal guarantee to secure the Faith Realty debt on its mortgage; therefore, due to his continuing involvement in the building transaction and the Company's option to repurchase the building, the transaction has been recorded as a financing lease, with no gain recognition. At December 31, 2011, approximately $102 was included in accounts payable and accrued expenses, with the balance of approximately $3,638 included in other liabilities, in the accompanying consolidated balance sheet. This obligation is reduced each month (along with a charge to interest expense) as the rent payment is made to Faith Realty.

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

6. INCOME TAXES

        The provision for income taxes is summarized as follows:

	2011	2010
	(In Thousands)
Current:
Federal	$(74)	$(268)
Foreign	907	769
State and Local	135	273

Total Current	968	774
Deferred (primarily federal)	252	1,281

Total expense	$1,220	$2,055

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. INCOME TAXES (Continued)

        The tax effects of temporary differences that comprise the deferred tax liabilities and assets are as follows:

	2011	2010
	(In Thousands)
Assets (Liabilities)
Deferred tax asset-current:
Accounts receivable and inventory reserves	$265	$361
Research and development credit carry-forward and other	—	908

Net deferred tax asset-current	265	1,269

Deferred tax (liability) asset-non-current:
Research and development credit and net operating loss carry-forward	1,877	—
Intangible assets and other	(9,573)	(5,620)
Property, plant and equipment	(3,067)	(2,465)

Total deferred tax liability	(10,763)	—
Valuation allowance	(676)	—

Net deferred tax liability non-current:	(11,439)	(8,085)

Net deferred income tax liability	$(11,174)	$(6,815)

        The following reconciles the provision for income taxes at the U.S. federal income tax statutory rate to the expense in the consolidated financial statements:

	2011	2010
	(In Thousands)
Tax expense at statutory rate	$1,711	$2,938
State income taxes, net of U.S. federal income tax benefit	(419)	371
Stock options	155	250
Foreign dividend	544	0
Valuation allowance of state R&D credits	676	0
Foreign tax rate differential	(1,207)	(1,098)
Tax credits	(161)	(364)
Non-deductible expenses	114	10
Other	(193)	(52)

Total expense	$1,220	$2,055

        The Company had undistributed earnings from its foreign subsidiaries of approximately $14,316 at December 31, 2011 which is all considered to be permanently reinvested due to the Company's plans to reinvest such earnings for future expansion in certain foreign jurisdictions. The amount of taxes attributable to the permanently reinvested undistributed earnings is not practicably determinable.

        As of Dec. 31, 2011, the Company has approx. $1,529,000 of net operating loss carryforwards to offset future federal taxable income. Such carryforwards begin to expire in 2028. The Company also has approx. $212K of net operating losses in the United Kingdom which can be carried forward indefinitely.

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. INCOME TAXES (Continued)

        Authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported, if based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all evidence, including the Companies' past earnings history and future earnings forecast, management has determined that a valuation allowance in the amount of $676K relating to certain state tax credits is necessary at Dec. 31, 2011.

        Upon the adoption, and at December 31, 2011 and 2010, the Company did not have any uncertain tax positions. No interest and penalties related to uncertain tax positions were accrued at December 31, 2011 and 2010. The tax years 2008 through 2010 remain open to examination by the major taxing jurisdictions in which the Company operates. The Company expects no material changes to unrecognized tax positions within the next twelve months.

7. STOCK OPTIONS AND RESTRICTED SHARES

        The Company has granted stock options and restricted shares under its 2006 Performance Equity Plan ("2006 Plan"). Under the 2006 Plan, awards may be granted to participants in the form of Non-Qualified Stock Options, Incentive Stock Options, Restricted Stock, Deferred Stock, Stock Reload Options and other stock-based awards. Subject to the provisions of the plan, awards may be granted to employees, officers, directors, advisors and consultants who are deemed to have rendered or are able to render significant services to the Company or its subsidiaries and who are deemed to have contributed or to have the potential to contribute to our success. The Company accounts for options under the fair value recognition standard. The application of this standard resulted in share-based compensation expense for the years ended December 31, 2011 and 2010 of $1,187 and $1,057, respectively. Stock based compensation expense is included in selling, general and administrative expenses. There were no share-based payment arrangements capitalized as part of the cost of an asset.

        The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Summer has insufficient history by which to estimate the expected term of the options, but used an estimate for grants of "plain vanilla" stock options based on a formula prescribed by the SEC. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense recognized in the consolidated financial statements in 2011 and 2010 is based on awards that are ultimately expected to vest.

        The following table summarizes the weighted average assumptions used for options granted during the year ended December 31, 2011 and 2010.

	2011	2010
Expected life (in years)	6.0	6.0
Risk-free interest rate	1.71%	1.18%
Volatility	55%	55%
Dividend yield	0%	0%
Forfeiture rate	10%	10%

        The weighted-average grant date fair value of options granted during the year ended December 31, 2011 was $ 3.84 per share which totals $379 for the 98,650 options granted during such period. During

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. STOCK OPTIONS AND RESTRICTED SHARES (Continued)

the year ended December 31, 2010, the weighted-average grant date fair value of options granted was $3.19 per share which totaled $603 for the 189,500 options granted during the year.

        A summary of the status of the Company's options as of December 31, 2011 and changes during the year then ended is presented below:

	Number Of Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	2,187,850	$3.90
Granted	98,650	$7.32
Exercised	(470,600)	$4.25
Canceled	(220,500)	$3.17

Outstanding at end of year	1,595,400	$4.08

Options exercisable at December 31, 2011	1,182,250	$3.96

        The intrinsic value of options exercised totaled $1.702 and $10 for the years ended December 31, 2011 and 2010, respectively.

        The following table summarizes information about stock options at December 31, 2011:

		Options Outstanding			Options Exercisable
Year Granted	Range of Exercise Prices	Number Outstanding	Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
2007	$5.20 - $5.25	623,500	5.5	$5.22	623,500	$5.22
2009	$2.14 - $4.33	741,750	7.2	$2.35	525,875	$2.33
2010	$5.36 - $7.79	131,500	8.5	$5.94	32,8750	5.99
2011	$6.70 - $8.00	98,650	9.5	$7.32	—	—

        The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2011 is $2,308 and $1,449, respectively.

	Number of Options	Grant Date Fair Value
Non-Vested options at December 31, 2010	1,039,650	$1.40
Options Granted	98,650	3.84
Options Vested	(504,650)	1.33
Options forfeited	(220,500)	1.37

Non-Vested options at December 31, 2011	413,150	2.08

        As of December 31, 2011, there was approximately $889 of unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 2 years.

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. STOCK OPTIONS AND RESTRICTED SHARES (Continued)

        Restricted stock awards require no payment from the grantee. The related compensation cost of each award is calculated using the market price on the grant date and is expensed equally over the vesting period. A summary of restricted stock awards for the Company's stock incentive plan for the year ended December 31, 2011, is as follows:

	Number of Shares	Grant Date Fair Value
Unvested restricted stock awards as of December 31, 2010	156,500	$2.40
Granted	261,878	7.62
Vested	(156,233)	5.26
Forfeited	(30,016)	6.00

Unvested restricted stock awards as of December 31, 2011	232,129	$5.91

        As of December 31, 2011, there was approximately $896 of unrecognized compensation cost related to non-vested stock compensation arrangements granted under the Company's stock incentive plan for restricted stock awards. That cost is expected to be recognized over the next three years. The Company did not grant any restricted stock awards prior to 2009.

        The Company is authorized to issue up to 3,000,000 stock options and restricted shares under the 2006 Plan. As of December 31, 2011, there are 422,888 shares available to grant under the 2006 Plan.

8. CAPITAL LEASE OBLIGATIONS

        The Company leases certain equipment under capital leases which expire over the next several years.

        The leases require monthly payments of principal and interest, imputed at interest rates ranging from 3% to 18% per annum.

        The capital lease liability balance of approximately $1,261 and $844 is included in debt on the consolidated balance sheets as of December 31, 2011 and 2010, respectively, (of which approximately $395 is included in long-term debt each year, and the balance is in current portion of long-term debt). The minimum future lease payments, including principal and interest, are approximately $1,332 and $2,972, respectively.

Future Minimum Lease Payments

	Total	2012	2013	2014	2015	2016 & Beyond
Capital Lease Payments	1,332	781	329	90	79	53
Interest	(71)	(44)	(14)	(8)	(4)	(1)

Principal	1,261	737	315	82	75	52

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. PROFIT SHARING PLAN

        Summer Infant (USA), Inc maintains a defined contribution salary deferral plan (the Plan) under Section 401(k) of the Internal Revenue Code. All employees who meet the Plan's eligibility requirements can participate. Employees may elect to make contributions up to 25% of their compensation. In 2007, the Company adopted a matching plan which was funded throughout the year. For the years ended December 31, 2011 and 2010, the Company recorded 401(k) matching expense of $211 and $200, respectively.

10. MAJOR CUSTOMERS

        Sales to three customers comprised approximately 39%, 11%, and 10%, respectively, for the year ended December 31, 2011. Amounts due from these three customers comprised approximately 39%, 12%, and 11% of trade receivables, respectively, at December 31, 2011. Sales to one customer comprised approximately 51% of sales for the year ended December 31, 2010. Amounts due from the one customer comprised approximately 46% of trade receivables at December 31, 2010.

11. COMMITMENTS AND CONTINGENCIES

Royalty Commitments

        Summer Infant (USA), Inc has entered into various license agreements with third parties for the use of product designs and trade names for the products manufactured by the Company. These agreements have termination dates through December 2013. Royalty expense under these licensing agreements for the years ended December 31, 2011 and 2010 were approximately $2,475 and $2,139, respectively.

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

License Agreements and Lease Commitments

        For lease agreements with escalation clauses, the Company records the total rent to be paid under the lease on a straight-line basis over the term of the lease, with the difference between the expense recognized and the cash paid recorded as a deferred rent liability included in accounts payable and accrued expenses on the balance sheet for amounts to be recognized within twelve months and in other liabilities for amounts to be recognized after twelve months from the balance sheet date, in the consolidated balance sheets. Lease incentives are recorded as deferred rent at the beginning of the lease term and recognized as a reduction of rent expense over the term of the lease.

        Summer Infant (USA), Inc. leases an office under a four year agreement which requires monthly payments of approximately $4 through July 2012.

        SIE leases office space under a non-cancelable operating lease agreement. This lease is for a five-year term through April 2012, and requires monthly payments of approximately $6. In addition, SIE is required to pay its proportionate share of property taxes.

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. COMMITMENTS AND CONTINGENCIES (Continued)

        Summer Infant Canada, Ltd. entered into a five-year lease for office and warehouse space under a non-cancelable operating lease agreement expiring March 2013. The Company is obligated as part of the lease to pay maintenance expenses as well as property taxes and insurance costs as defined in the agreement. Monthly payments for the initial year are approximately $13 and escalate over the course of the lease term. Summer Infant Canada, Ltd. has the option to renew this lease for one additional period of five years under the same terms and conditions.

        Summer Infant (USA) Inc. entered into a 72 month lease in September 2010 for warehouse space under a non-cancelable operating lease agreement. The Company is obligated to pay certain common area maintenance charges including insurance and utilities. The initial lease term is 10 months of free rent followed by 6 monthly payments of approximately $64 and escalate over the course of the lease term.

        During November 2011, SIA entered into a two year office lease which requires monthly payments of $6 through October 2013.

        Approximate future minimum rental payments due under these leases are as follows(a):

Year Ending	(In Thousands)
December 31, 2012	$1,528
December 31, 2013	1,426
December 31, 2014	1,342
December 31, 2015	1,397
December 31, 2016	956

Total	$6,649

(a)
Amounts exclude payments for Sales-Leaseback transaction as described in Note 5.

        Rent expense (excluding taxes, fees and other charges) for the years ended December 31, 2011 and 2010 totaled approximately $1,627 and $2,519, respectively.

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

Litigation

        From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. In October 2009, a purported class action suit was filed in the State of Illinois against the Company and Toys "R" Us alleging violations of the Illinois Consumer Fraud and Deceptive Business Practices Act and similar laws in other states, the Magnuson-Moss Warranty Act, negligence and other claims relating to analog video

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. COMMITMENTS AND CONTINGENCIES (Continued)

baby monitors. The plaintiffs alleged that the Company sold the video monitors without disclosing that the monitors' unencrypted signals could be viewed outside the consumer's home. Warnings concerning the unencrypted signals were included in the instructions accompanying the monitors, but did not appear on the monitors' retail packaging. The Company believes that the claims set forth in the complaint were without merit and proceeded to defend these claims. In December 2009, the case was removed to the United States District Court, Northern District of Illinois, Eastern Division.

        In January 2012, the parties filed the proposed settlement agreement with the court and received preliminary approval of the settlement. The proposed settlement certifies for purposes of the settlement only a class consisting of all persons residing within the United States and Puerto Rico who purchased or received as a gift certain of our analog video monitors between December 9, 2004 and January 11, 2012. Under a settlement, the Company will pay $1,675 to be distributed among the plaintiffs and to cover administrative costs and attorneys' fees and costs in exchange for a release of all claims by the class members. The Company will also disclose in advertising (including on the website) and analog video monitor packaging that broadcast signals of analog video monitors are susceptible to reception by other monitors within an unimpeded range of 300 feet. Of the total proposed settlement cost, approximately $506 will be covered under existing insurance policies, with the remaining $1,169 to be paid by the Company. The settlement is subject to the final approval of the court, and the hearing on the final approval of the settlement is scheduled for May 16, 2012. If the court rejects the settlement, the settlement agreement will be terminated and have no force or effect, and the case will continue to be litigated. Consequently the Company has taken a $1,501 charge to earnings during the fourth quarter in order to establish a reserve that relates to the proposed settlement; this amount includes the Company's portion of the settlement ($1,169) plus legal and other costs associated with this case.

        Other than the matter described above, the Company is not aware of any such proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the results of operations or financial condition.

12. GEOGRAPHICAL INFORMATION

        The Company distributes branded durable baby products throughout the United States, Canada, and the United Kingdom, and various other parts of the world.

        The following is a table that presents net revenue by geographic area:

	December 31,
	2011	2010
	(In Thousands)
North America	$221,796	$180,664
All Other	16,376	13,821

	$238,172	$194,485

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. GEOGRAPHICAL INFORMATION (Continued)

        The following is a table that presents total assets by geographic area:

	2011	2010
	(In Thousands)
North America	$188,129	$170,002
Europe	7,153	5,652
Asia/Other	17,633	2,341

	$212,915	$177,995

13. BUTTERFLY LIVING ACQUISITION

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

        The following table summarizes the activity of the earn-out liability from the date of the acquisition:

(In Thousands)
Initially recorded	$3,569
Payments and adjustments	(1,799)
Reduction of liability	(1,770)

Balance at December 31, 2011	$0

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. ACQUISITION OF BORN FREE HOLDINGS LTD.

        On March 24, 2011, the Company acquired all of the capital stock of Born Free Holdings Ltd. ("Born Free") pursuant to the terms and conditions of a Stock Purchase Agreement (the "Purchase Agreement") by and among the Company, its wholly owned subsidiary Summer Infant (USA), Inc., Born Free and the stockholders of Born Free. The aggregate consideration paid by the Company to the Born Free stockholders at closing was $24,607 (subject to adjustment), consisting of $14,000 in cash and approximately $10,607 in shares of the Company's common stock, or 1,510,989 shares based on a price per share of $7.02 (the closing price on the date of acquisition). In addition, the Born Free stockholders may receive earn-out payments upon achievement of certain financial targets over the twelve months subsequent to the acquisition up to a maximum amount of $13,000, of which up to $6,500 may be paid in shares of the Company's common stock (or 925,926 shares based on a price per share of $7.02). A portion of the shares issued at closing was, and, if achieved, a portion of the earn-out payments will be, deposited in escrow for a period of 18 months as security for any breach of the representations, warranties and covenants of Born Free and the Born Free stockholders contained in the Purchase Agreement. On September 30, 2011 the Company received $1,000 in common stock from the Born Free escrow account due to a preliminary net asset adjustment as defined in the Purchase Agreement. This is accounted for on the balance sheet through an increase in acquired accrued liabilities by $1,000, and increasing treasury stock by $956 and goodwill by $44. There may be additional adjustments in future periods.

        The results of operations of Born Free are included in the results of the Company from the date of acquisition forward. Related deal costs were expensed in the 2011 statement of operations.

        Under the purchase method of accounting, the total purchase price for Born Free has been assigned to the net tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. Approximately $16,400 and $11,532 were assigned to certain intangible assets and goodwill, respectively, based on independent valuations received by the Company. In addition, the estimated fair value of the contingent earn-out has been valued at zero as of December 31, 2011 based on the Company's best estimate of the earn-out computation. The acquisition has been recorded as of the closing date, reflecting the assets and liabilities of Born Free (the target), at their acquisition date fair values. Intangible assets that are identifiable are recognized separately from goodwill which is measured and recognized as the excess of the fair value of Born Free, as a whole, over the net amount of the recognized identifiable assets acquired and liabilities assumed.

        The acquisition accounting was finalized during the fourth quarter of 2011.

        Calculation of assignment consideration:

	March 24, 2011
Cash	$13,960
Stock	9,607	*

Total Consideration	$23,567

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. ACQUISITION OF BORN FREE HOLDINGS LTD. (Continued)

        Assignment of purchase price among assets acquired and liabilities assumed as of March 24, 2011:

March 24, 2011
Trade Receivables	$2,226
Inventory	2,595
Property and equipment, net	53
Brand Name	11,800
Customer Relationship	4,600
Accounts payable and other accrued liabilities	(5,176)
Deferred tax liability	(4,063)
Goodwill	11,532

Total assigned preliminary purchase price	$23,567

*
The stock portion of the acquisition consists of 1,369,855 shares at a price per share of $7.02.

        Pro forma financial information.    The pro forma financial information presented below is for informational purposes only and is not intended to represent or be indicative of the results of operations that would have been achieved if the Born Free acquisition had been completed as of the date indicated, and should not be taken as representative of the Company's future consolidated results of operations or financial condition. The unaudited pro forma financial information below summarizes the results of operations of the combined entity, as though the acquisition had occurred as of the beginning of the period presented. Preparation of the pro forma financial information required management to make certain judgments and estimates to determine the pro forma adjustments such as purchase accounting adjustments. Revenue generated from Born Free products amounted to $10,175 from March 25, 2011 to December 31, 2011.

        The pro forma effect on net revenues, earnings, and earnings per share amounts for the twelve months ended December 31, 2011, and 2010, assuming the Born Free transaction had closed on January 1, 2010, are as follows:

	Twelve Months Ended December 31
	2011	2010
Net Revenues	$241,645	$210,400
Net Income	2,650	5,244
Diluted earnings per share	$0.15	$0.29

15. SUBSEQUENT EVENTS

        The Company has evaluated all events or transactions that occurred after December 31, 2011 through the date of this Annual Report; no subsequent event disclosures are required.