Form 10-Q
period 2012-03-31
Summer Infant, Inc.
filed 2012-05-14
CIK 1314772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

Summer Infant, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Commission file number 001-33346

Delaware	20-1994619
(State or Other Jurisdiction Of Incorporation or Organization)	(IRS Employer Identification Number)

1275 Park East Drive
Woonsocket, RI 02895	(401) 671-6550
(Address of principal executive offices and Zip Code)	(Registrant’s telephone number, including area code)

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

As of April 30, 2012, there were 17,849,889 shares outstanding of the registrant’s Common Stock, $.0001 par value per share.

Summer Infant, Inc.

Form 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.      Condensed Consolidated Financial Statements (unaudited)

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

Note that all amounts presented in the table below are in thousands of US dollars except share amounts and par value amounts.

	Unaudited
	March 31, 2012	December 31, 2011

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$1,706	$1,215
Trade receivables, net of allowance for doubtful accounts	57,769	47,670
Inventory, net	47,851	50,014
Prepaids and other current assets	5,034	4,095
Deferred tax assets	265	265
TOTAL CURRENT ASSETS	112,625	103,259
Property and equipment, net	16,969	17,682
Goodwill	61,908	61,908
Other intangible assets, net	29,705	30,045
Other assets	4	21
TOTAL ASSETS	$221,211	$212,915

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$40,584	$40,633
Current portion of long term debt	707	736
TOTAL CURRENT LIABILITIES	41,291	41,369
Long term debt, less current portion	68,613	62,479
Other liabilities	3,650	3,726
Deferred tax liabilities	11,437	11,439
TOTAL LIABILITIES	124,991	119,013

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common Stock $.0001 par value, issued and outstanding 17,849,889 and 17,849,889 respectively	2	2
Treasury Stock at cost (141,134 shares at December 31, 2011)	(956)	(956)
Additional paid in capital	71,893	71,158
Retained earnings	25,623	24,301
Accumulated other comprehensive income (loss)	(342)	(603)

TOTAL STOCKHOLDERS’ EQUITY	96,220	93,902

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$221,211	$212,915

See notes to condensed consolidated financial statements

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

Note that all amounts presented in the table below are in thousands of US dollars except share and per share amounts.

	Unaudited
	For the three months ended
	March 31, 2012	March 31, 2011

Net revenues	$62,999	$58,456

Cost of goods sold	41,894	38,780

Gross profit	21,105	19,676

Selling, general and administrative expenses	16,648	16,067

Depreciation and amortization	1,875	1,526

Operating income	2,582	2,083

Interest expense, net	(720)	(552)

Income before provision for income taxes	1,862	1,531

Provision for income taxes	540	368

NET INCOME	$1,322	$1,163

Net income per share:

BASIC	$0.07	$0.07

DILUTED	$0.07	$0.07

Weighted average shares outstanding:

BASIC	17,750,165	15,877,478

DILUTED	17,976,634	16,780,223

See notes to condensed consolidated financial statements.

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Statement of Comprehensive Income

Note that all amounts presented in the table below are in thousands of US dollars.

	Three Months Ended March 31,
	2012	2011
Net Income	$1,322	$1,163
Comprehensive income:
Changes in foreign currency translation adjustments	(103)	244

Comprehensive income	1,219	1,407

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Note that all amounts presented in the table below are in thousands of US dollars.

	Unaudited
	For the three months ended
	March 31, 2012	March 31, 2011
Cash flows from operating activities:

Net income	$1,322	$1,163

Adjustments to reconcile net income to net cash used in operating activities

Depreciation and amortization	1,875	1,531

Stock-based compensation expense	259	177

Change in value of interest rate swap agreements	(47)	(94)

Changes in assets and liabilities net of effects of acquisitions:	—

Increase in trade receivables	(9,828)	(1,854)

Decrease in inventory	2,530	4,484

Increase in prepaids and other assets	(889)	(1,049)

Decrease in accounts payable and accrued expenses	(271)	(8,917)

Net cash used in operating activities	(5,049)	(4,559)

Cash flows from investing activities:

Acquisitions of property and equipment	(811)	(718)

Acquisitions, net of cash acquired	—	(13,077)

Net cash used in investing activities	(811)	(13,795)

Cash flows from financing activities:

Issuance of common stock upon exercise of stock options	476	968

Net borrowings on line of credit and other debt	6,073	16,472

Net cash provided by financing activities	6,549	17,440

Effect of exchange rate changes on cash and cash equivalents	(198)	192

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	491	(722)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,215	1,138

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,706	$416

Cash paid for interest	$647	$650

Cash paid for income taxes	$3	$70

Issuance of common stock in conjunction with Acquisition of Born Free	$—	$11,000

SUMMER INFANT, INC.  AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands of US dollars)

1.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying interim condensed consolidated financial statements of Summer Infant, Inc. (the “Company” or “Summer”) are unaudited, but in the opinion of management, reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results for the interim periods. Accordingly, they do not include all information and notes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. The results of operations for interim periods are not necessarily indicative of results to be expected for the entire fiscal year or any other period. The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes for the year ended December 31, 2011 filed on Form 10-K on February 29, 2012.

All significant intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements.  All dollar amounts in the notes to the financial statements are in thousands of US dollars.

Income Taxes

The provision for income taxes is based on the Company’s estimated annualized effective tax rate for the year. The Company does not provide U.S. tax on certain foreign earnings considered permanently invested.

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carry forwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence it is more likely than not such benefits will be realized.  The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses.  No interest and penalties related to uncertain tax positions were accrued at March 31, 2012. The tax years 2008 through 2011 remain open to examination by the major taxing jurisdictions in which the Company operates.

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

Translation of Foreign Currencies

All assets and liabilities of the Company’s foreign affiliates, whose functional currency is not U.S. dollars, are translated into U.S. dollars at the exchange rate in effect at the end of the quarter and the income and expense accounts of these affiliates have been translated at average rates prevailing during each respective quarter. Resulting translation adjustments are made to a separate component of stockholders’ equity within accumulated other comprehensive loss.

Recently Issued Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting guidance for goodwill to simplify how companies test goodwill for impairment. The amendment permits an entity to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this accounting pronouncement did not have a material impact on our financial statements and we do not expect it to have a material impact on our annual goodwill impairment assessment in the fourth quarter of 2012.

In June 2011, the FASB issued an amendment to the accounting guidance for presentation of comprehensive income. Under the amended guidance, an entity may present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In either case, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. For public companies, the amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and shall be applied retrospectively. Other than a change in presentation, the implementation of this accounting pronouncement did not have a material impact on our financial statements.

In May 2011, the FASB issued an amendment to the accounting guidance for fair value measurement and disclosure. Among other things, the guidance expands the disclosure requirements around fair value measurements categorized in Level 3 of the fair value hierarchy and requires disclosure of the level in the fair value hierarchy of items that are not measured at fair value in the statement of financial position but whose fair value must be disclosed. It also clarifies and expands upon existing requirements for measurement of the fair value of financial assets and liabilities as well as instruments classified in shareholders’ equity. The guidance is effective for interim and annual periods beginning after December 15, 2011. The adoption of this accounting pronouncement did not have a material impact on our financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

2.                                      ACQUISITION OF BORN FREE

On March 24, 2011, the Company acquired all of the capital stock of Born Free Holdings Ltd. (“Born Free”) pursuant to the terms and conditions of a Stock Purchase Agreement (the “Purchase Agreement”) by and among the Company, its wholly owned subsidiary Summer Infant (USA), Inc., Born Free and the stockholders of Born Free. The aggregate consideration paid by the Company to the Born Free stockholders at closing was $23,567 (subject to adjustment), consisting of $13,960 in cash and approximately $10,607 in shares of the Company’s common stock, or 1,510,989 shares based on a price per share of $7.02 (the closing price on the date of acquisition). In addition, the Born Free stockholders may receive earn-out payments upon achievement of certain financial targets over the twelve months subsequent to the acquisition up to a maximum amount of $13,000, of which up to $6,500 may be paid in shares of the Company’s common stock (or 925,926 shares based on a price per share of $7.02). A portion of the shares issued at closing was, and, if achieved, a portion of the earn-out payments will be, deposited in escrow for a period of 18 months as security for any breach of the representations, warranties and covenants of Born Free and the Born Free stockholders contained in the Purchase Agreement. On September 30, 2011 the Company received $1,000 in common stock from the Born Free escrow account due to a preliminary net asset adjustment as defined in the Purchase Agreement. This is accounted for on the balance sheet through an increase in acquired accrued liabilities by $1,000, and increasing treasury stock by $956 and goodwill by $44.

The results of operations of Born Free are included in the results of the Company from the date of acquisition forward. Related deal costs were expensed in the 2011 statement of operations.

Under the purchase method of accounting, the total purchase price for Born Free has been assigned to the net tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. Approximately $16,400 and $11,532 were assigned to certain intangible assets and goodwill, respectively, based on independent valuations received by the Company. In addition, the estimated fair value of the contingent earn-out has been valued at zero as of December 31, 2011 and March 31, 2012 based on the Company’s best estimate of the earn-out computation. The acquisition has been recorded as of the closing date, reflecting the assets and liabilities of Born Free (the target), at their acquisition date fair values. Intangible assets that are identifiable are recognized separately from goodwill which is measured and recognized as the excess of the fair value of Born Free, as a whole, over the net amount of the recognized identifiable assets acquired and liabilities assumed.

The acquisition accounting was finalized during the fourth quarter of 2011.

Calculation of assignment consideration:

Cash	$13,960
Stock	9,607	*

Actual Consideration	$23,567

Assignment of consideration among assets acquired and liabilities assumed as of March 24, 2011:

Trade receivables	$2,226
Inventory	2,595
Property and equipment, net	53
Brand name	11,800
Customer relationship	4,600
Accounts payable and other accrued liabilities	(5,176)
Deferred tax liability	(4,063)
Goodwill	11,532

Total assigned purchase price	$23,567

*                 The stock portion of the acquisition consists of 1,369,855 shares at a price per share of $7.02 which reflects the preliminary net asset adjustment explained above.

The pro forma effect on net revenues, earnings, and earnings per share amounts for the three months ended March 31, 2012 and 2011, assuming the Born Free transaction had closed on January 1, 2011, are as follows:

	Three Months Ended March 31
	Actual	Proforma
	2012	2011
Net Revenues	$62,999	$61,929
Net Income	1,322	70
Earnings per share	$0.07	$0.00

3.                                      DEBT

Credit Facility

In August 2010, the Company and its subsidiaries entered into a secured credit facility with Bank of America, N.A., as Administrative Agent, and each of the financial institutions as a signatory to the agreement. The agreement was subsequently amended on March 24, 2011, November 9, 2011 and, as described below, on May 11,

2012 (as amended, the “Loan Agreement”). The Loan Agreement provides for an $80,000 working capital revolving credit facility. The amounts outstanding under the revolving credit facility are payable in full upon maturity and the credit facility matures on December 31, 2013.  The credit facility is secured by substantially all of the assets of the Company.  The amount outstanding on the credit facility at March 31, 2012 was $68,250; our capacity was approximately $71,800.

On May 11, 2012, the Company entered into an amendment (the “2012 Amendment”) that revised the Company’s financial covenants and extended the maturity date an additional six months to December 31, 2013.  In addition, the prior $20,000 “accordion” feature was removed and two additional pricing tiers based on the leverage covenant performance were added. The 2012 Amendment is described in more detail in Item 5 of Part II of this report.

Aggregate maturities of long term debt related to this note are as follows:

Year ending December 31:	2012	$0
	2013	68,250
	Total	$68,250

The Company’s ability to borrow under the Loan Agreement is subject to its ongoing compliance with certain financial covenants, as revised in the 2012 Amendment, including that (a) the Company and its subsidiaries maintain and earn on a consolidated basis as of the last day of each fiscal quarter, consolidated EBITDA (as defined in the Loan Agreement) for the twelve month period ending on such date equal to or greater than $17,500 beginning with the quarter ending June 30, 2012 and increasing over the remaining term of the Loan Agreement to $23,000 for each quarter ending on or after June 30, 2013; (b) the Company and its subsidiaries maintain a ratio of consolidated total funded debt to consolidated EBITDA of not greater than (i) 4.25:1.00 on June 30, 2012, (ii) 3.75:1.00 on September 30, 2012, (iii) 3.50:1.00 on December 31, 2012, and (iv) 3.25:1.00 on March 31, 2013 and thereafter; and (c) the Company and its subsidiaries maintain a fixed charge ratio of at least 1.50:1.00.   Also in connection with the 2012 Amendment, the Bank waived certain events of default that existed on March 31, 2012.

The Loan Agreement allows the Company to borrow under the credit facility at LIBOR or at a base rate, plus applicable margins based on the funded debt to EBITDA leverage ratio for the most recent twelve month rolling quarter end. Applicable margins vary between a 200 to 375 basis point spread over LIBOR and between a zero to 175 basis point spread on base rate loans. The Company has also entered into various interest rate swap agreements which effectively fix the interest rates on a portion of the outstanding debt, of which, one is still active at March 31, 2012. As of March 31, 2012, the rate on these credit facility dates averaged 4.03%. In addition, the credit facility has an unused line fee based on the unused amount of the credit facility equal to 25 basis points.

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

The Company believes that it will be able to meet the financial covenants set forth in its Loan Agreement as amended by the 2012 Amendment and will have sufficient working capital available to it under the Loan Agreement to meet its cyclical operational cash flow needs.

4.                                      FAIR VALUE MEASUREMENTS

The standard regarding fair value which establishes a new framework for measuring fair value and expands related disclosures. Broadly, the framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The standard established a three-level valuation hierarchy based upon observable and non-observable inputs.

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

As of March 31, 2012 the fair value of the swap now reflects a liability of approximately $41, which is included in “other liabilities” on the accompanying balance sheet. The change in fair value of the swap liability is recorded in “interest expense, net”. The interest rate swap is not accounted for as a hedge.

The notional amount under the interest rate swap agreement totals, $3,491, which is approximately 5.12% of the Company’s total outstanding bank debt at March 31, 2012.

5.                                      DERIVATIVE INSTRUMENTS

The Company is exposed to interest rate risk primarily through its borrowing activities. The Company’s long-term debt is a variable rate instrument. The Company holds one interest rate swap contract at March 31, 2012 under which the Company agreed to pay an amount equal to a specified fixed rate of interest times a notional principal amount, and to in turn receive an amount equal to a specified variable rate of interest times the same notional principal amount.

The Company is required under its Loan Agreement, to mitigate fluctuations in interest rates through the use of derivatives. As a matter of policy, the Company does not use derivatives for speculative purposes.

The interest rate swap contract requires payment of a fixed rate of interest and the receipt of a variable rate of interest at the LIBOR one month index rate plus 150-200 basis points on a notional amount of indebtedness.

	Rate	Notional Amount	Effective Date	Maturity Date	Fair Value
Swap 1	7.06%	3,491	6/21/2007	6/7/2012	$(41)

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

Share-based compensation expense for the three months ended March 31, 2012 and 2011 was approximately $259 and $177, respectively.  As of March 31, 2012, there were 1,444,000 stock options outstanding and 104,000 unvested restricted shares outstanding.

During the three months ended March 31, 2012, the Company granted 8,000 stock options. The key assumptions used in determining the valuation included:

•	Expected life	-	6 years
•	Volatility	-	55%
•	Discount rate	-	1.71%

8.                                      SUBSEQUENT EVENTS

On May 11, 2012, the Company amended its Loan Agreement (the “2012 Amendment”).  As a result of the 2012 Amendment, revisions were made to certain of the Company’s financial covenants as described in the Note 3. Debt above.  The Company has evaluated subsequent events through the filing date of this Quarterly Report and, other than the 2012 Amendment, determined that no additional subsequent events occurred that would require recognition in the consolidated financial statements or disclosure in the notes thereto.

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking information and statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These include statements regarding our expectations, intentions, or strategies regarding future matters. All forward-looking statements included in this document are based on information available to us on the date hereof. It is important to note that our actual results could differ materially from those projected in such forward-looking statements contained in this Form 10-Q. These forward-looking statements include statements regarding our ability to grow our business through developing new products, obtaining new customers, increasing our sales territory, and making strategic acquisitions, expected results in 2012, and our anticipated cash flow for the next 12 months.  These statements are based on current expectations that involve numerous risks and uncertainties.  These risks and uncertainties include the Company’s ability to integrate acquired businesses, the concentration of the Company’s business with retail customers; the ability of the Company to compete in the industry; the Company’s dependence on key personnel; the Company’s reliance on foreign suppliers; the Company’s ability to meet its debt covenants; and other risks as detailed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, and subsequent filings with the Securities and Exchange Commission. All these matters are difficult or impossible to predict accurately, many of which may be beyond our control. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate.

The information contained in this section has been derived from the Company’s consolidated financial statements and should be read together with the consolidated financial statements and related notes included elsewhere in this filing and with the consolidated financial statements for the year ended December 31, 2011 appearing in our Annual Report on Form 10-K.  All dollar amounts in the following section are in thousands of US dollars.

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

Summary of critical accounting policies and estimates

The Company’s critical accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  There have been no material changes to these policies during the first three months of 2012. The policies noted below are presented to assist in understanding the consolidated financial statements appearing in this report. The consolidated financial statements and notes are representations of management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) and have been consistently applied in the preparation of the consolidated financial statements.

Management of the Company is required to make certain estimates and assumptions during the preparation of our consolidated financial statements that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. The accounting policies described below are those that management considers critical in preparing the Company’s financial statements. Some of these policies include significant estimates made by management using information available at the time the estimates were made. The Company’s significant accounting estimates have historically been and are expected to remain reasonably accurate, but actual results could differ materially from those estimates under different assumptions or conditions.

Sales

Our sales are primarily derived from the sale of juvenile health, safety and wellness products and are recognized upon transfer of title of product to our customers. Our products are marketed through several distribution channels including mass merchant retailers, independent specialty retailers, on-line retailers and direct to consumers. There are not significant variations in seasonal demand for our products.

Over 90% of sales are currently made to customers in North America, with remaining sales primarily made to customers in the United Kingdom. Sales are made utilizing standard credit terms of 30 to 60 days. We generally accept returns only for defective merchandise.

Cost of goods sold and other expenses

Our products are manufactured by third parties, principally located in Asia, with approximately 90% of the manufactured cost dollar value occurring in that region. The majority of the balance of our products are manufactured in the United States. Cost of goods sold primarily represents purchases of finished products from these third party manufacturers. The remainder of our cost of goods sold includes duties on certain imported items, freight-in from suppliers and miscellaneous charges from contract manufacturers. Substantially all of our purchases are made in US dollars; therefore, most of this activity is not subject to currency fluctuations. If our suppliers experience increased raw materials, labor or other costs and pass along such cost increases through higher prices for finished goods, our costs of sales would increase, and to the extent we are unable to pass such price increases along to our customers, our gross margins would decrease, and therefore, adversely affect our profitability.

Selling, general and administrative expenses

Selling, general and administrative expenses primarily consist of payroll, insurance, professional fees, royalties, freight out to customers, product development costs, advertising and marketing expenses (including co-op advertising allowances as negotiated with certain customers) and sales commissions. Several of these items fluctuate with volume based on sales to particular customers and or sales of particular products.

Company Overview

We are a designer, marketer, and distributor of branded juvenile health, safety and wellness products (for ages 0-3 years) which are sold principally to large North American and United Kingdom retailers.  We currently market products in various product categories including nursery audio/video monitors, safety gates, durable bath products, bed rails, nursery products, booster and potty seats, bouncers, travel accessories, high chairs, swings, feeding products, car seats, and nursery furniture.  Our business has grown organically in all our markets.  Our revenue is driven by our ability to design and market desirable products, identify business opportunities and secure new and renew existing distribution channels.  Our income from operations is derived from our ability to generate revenue and collect cash in excess of labor and other cost of providing our product and selling, general and administrative costs.

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

•                    new product categories; and

•                    acquisitions.

We have has been able to grow our annual revenues historically through a combination of all of the above factors. Each year we have been able to expand the number of products in our main distribution channel, (mass merchant retailers) and have also added new customers each year.

For 2012 and beyond, our growth strategy will be to continue to develop and sell new products to our existing customer base, sell new and existing products to new customers (or expand relationships with existing customers), and to expand in the United Kingdom and in other geographic regions (including Japan, Mexico and Australia, among others).

In addition, in the past we have pursued and we expect to continue to pursue potential acquisition candidates to obtain new innovative products,  acquire product categories in which we currently do not participate, gain shelf space by adding retail customers or expand distribution with the addition of new sales territories.

As we continue to grow through internal initiatives and potential future acquisitions, we will incur additional expenses.  Two of the key areas in which such increased expenses will likely occur are sales and product development. To grow sales, we will likely hire additional sales personnel to service new geographic territories, focus existing resources on specific parts of the United States market and retain product line specialists to drive sales of new and existing products in specific areas in which we believe we can readily increase sales. Product development expenses are expected to increase as we develop new products in existing and new categories. As a result of our acquisition strategy, we will face various challenges such as the integration of the acquired companies’ product lines, employees, marketing requirements and information systems. Ongoing infrastructure investment may be required to support realized growth, including expenditures with respect to upgraded and expanded information systems and enhancing the Company’s management team.

Recent Developments

As further described in Item 5 of Part II of this report and in the “Liquidity and Capital Resources” section below, on May 11, 2012, we entered into an amendment to our existing credit facility with our senior lenders.  Among other things, this amendment extended the maturity date of loans under the agreement to December 31, 2013 and revised financial covenants with which the Company must comply during the term of the agreement.

Outlook

Our business, financial condition and results of operations have and may continue to be affected by various economic factors. We expect the retail environment in the second quarter of 2012 to remain challenging due to a heightened promotional environment. We believe we have a sound plan in place for 2012 to achieve our goals, which includes the introduction of our new PEEK monitoring system, the re-launch of our PRODIGY car seat and travel system, and other new product initiatives and marketing programs, as well as initiatives to expand our gross margins in the second half of 2012 through price increases and product cost improvements. Although other factors will likely impact us, including some we do not foresee and those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, we believe our performance in 2012 may be affected by the following:

•                  Economic Climate.  Periods of global economic uncertainty, such as the recession experienced in 2008 and much of 2009, as well as recent market disruptions, can lead to reduced consumer and business spending.  The current economic climate continues to affect our business in direct and indirect ways, including reduced consumer demand for our products, tighter inventory management by retailers, reduced profit margins due to pricing pressures and a sales mix favoring lower margin products.  In addition, reduced access to credit has and may continue to adversely affect consumers who desire to purchase our products from retailers and the ability of our own customers to pay us.  A continuing decline in U.S. birth rates, attributable in part to recent economic conditions, could also contribute to lower sales of our products.

•                  Retail Market Conditions.  Our industry is very competitive, with increasing pressure from mass merchant retailers on pricing in reaction to perceived lack of consumer confidence.  These customers continue to seek favorable pricing from us and we expect this trend will continue in 2012.  As a result, we expect continued pricing pressures throughout 2012. We are addressing the difficult retail environment by increasing prices and making product cost improvements, among other things.

•                  Debt Financing.  In May 2012, we amended our existing credit facility to extend the maturity date of loans under that agreement to December 31, 2013 and also to modify financial covenants under that agreement.  As of March 31, 2012, we had an outstanding principal balance of approximately $68.3 million under the agreement.  Because part of our cash flow must go to interest payments on our existing indebtedness, the amount of available cash for working capital, capital expenditures, acquisitions and other general corporate purposes may be limited.

Results of Operations

Condensed Consolidated Statements of Income

For the Three Months Ending March 31, 2012 and 2011

(Unaudited)

	For the three months ended
	March 31, 2012	March 31, 2011
Net revenues	$62,999	$58,456
Cost of goods sold	41,894	38,780
Gross profit	21,105	19,676
Selling, general and administrative expenses	16,648	16,067
Depreciation and amortization	1,875	1,526
Operating income	2,582	2,083
Interest expense, net	(720)	(552)
Income before provision for income taxes	1,862	1,531
Income tax expense	540	368
NET INCOME	$1,322	$1,163

Three months ended March 31, 2012 compared with three months ended March 31, 2011

Net revenues increased 7.8% from approximately $58,456 for the three months ended March 31, 2011 to approximately $62,999 for the three months ended March 31, 2012. This sales increase was primarily attributable to sales within the feeding products category under the Born Free brand acquired in March 2011.

Gross profit increased 7.3% from approximately $19,676 for the three months ended March 31, 2011 to approximately $21,105 for the three months ended March 31, 2012.  The gross profit as a percentage of sales decreased to 33.5% from 33.7% in the prior year.  The decrease as a percentage of sales is primarily due to higher costs of finished goods from the Company’s vendors in Asia and the United States, in addition to an increased sales mix of lower margin products and customer markdown activity.

Selling, general and administrative expenses (excluding depreciation and amortization) increased from approximately $15,255 (26.1%) for the three months ended March 31, 2011 to approximately $16,389 (26.0%) for the three months ended March 31, 2012. This increase was primarily attributable to increases in headcount, higher variable selling expenses due to the increase in sales, increased promotional costs, and costs associated with new product development.

Liquidity and Capital Resources

Our principal sources of liquidity are generated from cash flow from operations and borrowings from availability under our bank credit facility. Cash flow from operations and borrowings under our credit facility are expected to be sufficient to fund the Company’s operating and capital requirement needs for at least the next twelve months.

Our sales have increased significantly over the past several years. This sales growth has led to a substantial increase in working capital requirements, specifically trade receivables and inventory. The typical cash flow cycle is as follows:

•                  Inventory is purchased to meet expected demand plus a safety stock. Because the majority of our vendors are based in Asia, inventory takes from four to six weeks to arrive from Asia to the various distribution points we maintain in the United States, Canada and the United Kingdom. Payment terms for these vendors are approximately 30-60 days from the date the product ships from Asia, therefore, we are generally paying for the product a short time after it is physically received in the United States, Canada and the United

Kingdom. The increased sales we have experienced result in the requirement for increased levels of inventory purchases, and therefore an increase in the amount of cash required to fund our inventory level.

•                  Sales to customers generally have payment terms of 60 days. The increased sales have resulted in an increase in the level of accounts receivable, and therefore have increased the amount of cash required to fund working capital.

We have traditionally been able to fund our increased working capital needs utilizing the credit facility under the Loan Agreement with our banks.

The majority of our capital expenditures are for tools related to new product introductions. We receive indications from retailers generally around the middle of each year related to product orders they will be taking for the upcoming year. Based on these indications, we will then place tooling capital orders required to build the products. In most cases, the payments for the tools are amortized over a three to four month period.

For the three months ended March 31, 2012, net cash used by operating activities was $5,049 compared to $4,559 at March 31, 2011.  In 2012, this was primarily due to an increase in accounts receivable of $9,828. In 2011, the net cash used by operating activities was primarily the result of decreases in accounts payable and accrued expenses offset by a decrease in inventory.

Net cash used in investing activities was $811 compared to $718 at March 31, 2011, which primarily relates to the acquisition of property, plant and equipment in both periods.

Net cash provided by financing activities was $6,549 compared to $17,440 at March 31, 2011, which in both periods relates to borrowings under the Company’s credit facility. The reduction in this amount in 2012 is attributable to the prior year reflecting borrowing to finance the Born Free Holdings, LTD acquisition.

Based on the above factors, the net cash increase for the three months ended March 31, 2012 was $491, resulting in a cash balance of $1,706 at March 31, 2012.

Our strategy for funding our business going forward is to generate cash from increased profitability, and where necessary, utilize borrowing availability under our existing lines of credit. . In the case of needing additional cash required to support potential acquisitions, the Company would need to negotiate for increased funding availability with its current bank group or with other similar traditional lenders.

In August 2010, the Company and its subsidiaries entered into a secured credit facility with Bank of America, N.A., as Administrative Agent, and each of the financial institutions as a signatory to the agreement. The agreement was subsequently amended on March 24, 2011, November 9, 2011 and, as described below, on May 11, 2012 (as amended, the “Loan Agreement”). The Loan Agreement provides for an $80,000 working capital revolving credit facility The amounts outstanding under the revolving credit facility are payable in full upon maturity and the credit facility matures on December 31, 2013. The credit facility under the Loan Agreement is secured by substantially all of the assets of the Company. The amount outstanding on the credit facility at March 31, 2012 was $68,250; our capacity was approximately $71,800.

On May 11, 2012, the Company entered into an amendment (the “2012 Amendment”) that revised the Company’s financial covenants and extended the maturity date an additional six months to December 31, 2013.  In addition, the prior $20,000 “accordion” feature was removed and two additional pricing tiers based on the leverage covenant performance were added. Also in connection with the 2012 Amendment, the Bank and waived certain events of default that existed on March 31, 2012.  The 2012 Amendment is described in more detail in Item 5 of Part II of this report.

Aggregate maturities of long term debt related to this note are as follows:

Year ending December 31:	2012	$0
	2013	68,250
	Total	$68,250

The Company’s ability to borrow under the Loan Agreement is subject to its ongoing compliance with a number of financial and other covenants, as revised in the 2012 Amendment, including that (a) the Company and its subsidiaries maintain and earn on a consolidated basis as of the last day of each fiscal quarter, consolidated EBITDA (as defined in the Loan Agreement) for the twelve month period ending on such date equal to or greater than $17,500 beginning with the quarter ending June 30, 2012, and increasing over the remaining term of the Loan Agreement to $23,000 for each quarter ending on or after June 30, 2013; (b) the Company and its subsidiaries maintain a ratio of total funded debt to consolidated EBITDA of not greater than (i) 4.25:1.00 on June 30, 2012, (ii) 3.75:1.00 on September 30, 2012, (iii) 3.50:1.00 on December 31, 2012, and (iv) 3.25:1.00 on March 31, 2013 and thereafter; and (c) the Company and its subsidiaries maintain a fixed charge ratio of at least 1.50:1.00.

The Loan Agreement allows the Company to borrow under the credit facility at LIBOR or at a base rate, plus applicable margins based on the funded debt to EBITDA leverage ratio for the most recent twelve month rolling quarter end. Applicable margins vary between a 200 to 375 basis point spread over LIBOR and between a zero to 175 basis point spread on base rate loans. The Company has also entered into various interest rate swap agreements which effectively fix the interest rates on a portion of the outstanding debt, of which one is still active at March 31, 2012. As of March 31, 2012, the rate on the credit facility dates averaged 4.03%. In addition, the credit facility has an unused line fee based on the unused amount of the credit facility equal to 25 basis points.

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

The Company believes that it will be able to comply with the financial covenants of the Loan Agreement, as amended by the 2012 Amendment, and will also have sufficient working capital available to it under the Loan Agreement credit facility to meet its cyclical operational cash flow needs.

We believe that our cash flows from operations, cash on hand, and available borrowings will be sufficient to meet our working capital and capital expenditure requirements and provide us with adequate liquidity to meet anticipated operating needs for at least the next twelve months. Our cash requirements for the period beyond that are expected to be met by the continued use of our bank credit facility to meet working capital requirements.  However, unforeseen circumstances, such as softness in the retail industry or deterioration in the business of a significant customer, could create a situation where we cannot access all of the available lines of credit due to not having sufficient assets or consolidated EBITDA as required under our Loan Agreement. There is no assurance that we will meet all of our bank covenants in the future, or that our lender will grant waivers if there are covenant violations.

ITEM 3.                 Quantitative and Qualitative Disclosures About Market Risk

Not required.

ITEM 4.                 Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as of March 31, 2012.  Our principal executive officer and principal financial officer have concluded, based on this evaluation, that our controls and procedures were effective as of March 31, 2012.

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

ITEM 2.                 Unregistered Sales of Equity Securities and Use of Funds.

None.

ITEM 3.                 Defaults Upon Senior Securities

None.

ITEM 4.                 Mine Safety Disclosures

Not applicable.

ITEM 5.                 Other Information.

On May 11, 2012, the Company and its wholly-owned subsidiary, Summer Infant (USA), Inc., entered into an amendment (the “2012 Amendment”) to its existing amended and restated credit agreement (as amended, the “Loan Agreement”) with Bank of America, N.A. and the other lenders thereunder (together, the “Bank”).  The maturity date of amounts owed under the Loan Agreement was extended to December 31, 2013 and the financial covenants of the Company were revised as described below. In addition, the prior $20,000 “accordion” feature was removed and two additional pricing tiers based on the leverage covenant performance were added.  Also in connection with the 2012 Amendment, the Bank waived certain events of default that existed at March 31, 2012.

The 2012 Amendment provides that the Company is subject to ongoing compliance with certain financial covenants, including that (a) the Company and its subsidiaries maintain and earn on a consolidated basis as of the last day of each fiscal quarter, consolidated EBITDA (defined below) for the 12-month period ending on such date equal to or greater than $17,500,000 beginning with the quarter ending on June 30, 2012 and increasing over the remaining term of the Loan Agreement to $23,000,000 for each quarter ending on or after June 30, 2013; (b) the Company and its subsidiaries maintain a ratio of consolidated total funded debt to consolidated EBITDA of not greater than (i) 4.25:1.00 on June 30, 2012, (ii) 3.75:1.00 on September 30, 2012, (iii) 3.50:1.00 on December 31, 2012, and (iv) 3.25:1.00 on March 31, 2013 and thereafter; and (c) the Company and its subsidiaries maintain a fixed charge ratio of at least 1.50:1.00.

“Consolidated EBITDA” for purposes of the Loan Agreement means for any period, for the Company and its subsidiaries on a consolidated basis, an amount equal to consolidated net income (excluding extraordinary gains and extraordinary losses) for such period plus (1) the following to the extent deducted in calculating consolidated net income: (A) consolidated interest charges for such period, (B) the provision for federal, state, local and foreign income taxes payable by the Company and its subsidiaries for such period, (C) depreciation and amortization expense, (D) permitted add-backs, if any, (E) non-cash stock option expense and (F) other non-recurring expenses of the Company and its subsidiaries reducing net income in the relevant period and consented to in writing by the Bank, less (2) the following to the extent included in calculating consolidated net income: (A) federal, state, local and foreign income tax credits of the Company and its subsidiaries for such period and (B) all non-cash items increasing consolidated net income for such period.

The foregoing description of the 2012 Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the amendment, a copy of which is filed herewith as Exhibit 10.2 and is incorporated by reference herein.

ITEM 6.                 Exhibits

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of the Quarterly Report on Form 10Q.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Summer Infant, Inc.

Date: May 14, 2012	By:	/s/ Jason Macari
Jason Macari
Chief Executive Officer

Date: May 14, 2012	By:	/s/ Edmund Schwartz
Edmund Schwartz
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Offer Letter from Summer Infant, Inc, to Edmund J. Schwartz (Incorporated by reference to Exhibits to the Registrant’s Current Report on Form 8-K filed March 8, 2012)

10.2	Third Amendment to Amended and Restated Credit Agreement, dated as of May 11, 2012, among the Registrant, Summer Infant (USA), Inc., Bank of American, N.A. and RBS Citizens, National Association

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

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