Form 10-Q
period 2012-06-30
Summer Infant, Inc.
filed 2012-08-14
CIK 1314772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

As of, July 31, 2012, there were 18,055,032 shares outstanding of the registrant’s Common Stock, $.0001 par value per share.

Summer Infant, Inc.

Form 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.    Condensed Consolidated Financial Statements (unaudited)

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

Note that all amounts presented in the table below are in thousands of US dollars except share amounts and par value amounts.

	Unaudited
	June 30, 2012	December 31, 2011

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$5,334	$1,215
Trade receivables, net of allowance for doubtful accounts	56,590	47,670
Inventory, net	47,280	50,014
Prepaids and other current assets	5,982	4,095
Deferred tax assets	265	265
TOTAL CURRENT ASSETS	115,451	103,259
Property and equipment, net	17,082	17,682
Goodwill	61,908	61,908
Intangible assets, net	29,477	30,045
Other assets	2	21
TOTAL ASSETS	$223,920	$212,915

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$39,190	$40,633
Current portion of long term debt	725	736
TOTAL CURRENT LIABILITIES	39,915	41,369
Long term debt, less current portion	72,911	62,479
Other liabilities	3,576	3,726
Deferred tax liabilities	11,439	11,439
TOTAL LIABILITIES	127,841	119,013

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common Stock $.0001 par value, issued and outstanding 18,126,286 and 17,991,032 shares, respectively	2	2
Treasury Stock at cost (141,134 shares at June 30, 2012 and December 31, 2011)	(956)	(956)
Additional paid-in capital	72,521	71,158
Retained earnings	25,197	24,301
Accumulated other comprehensive income (loss)	(685)	(603)

TOTAL STOCKHOLDERS’ EQUITY	96,079	93,902

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$223,920	$212,915

See notes to condensed consolidated financial statements

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

Note that all amounts presented in the table below are in thousands of US dollars except share and per share amounts.

	Unaudited		Unaudited
	For the three months ended		For the six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Net sales	$61,731	$61,004	$124,730	$119,460

Cost of goods sold	40,945	40,767	82,839	79,548

Gross profit	20,786	20,237	41,891	39,912

Selling, general and administrative expenses	18,621	16,752	35,269	32,818

Depreciation and Amortization	1,803	1,558	3,678	3,084

Net operating income	362	1,927	2,944	4,010

Interest expense, net	(899)	(769)	(1,619)	(1,322)

Income (loss) before provision (benefit) for income taxes	(537)	1,158	1,325	2,688

Provision (benefit) for income taxes	(113)	237	427	604

NET INCOME (LOSS)	$(424)	$921	$898	$2,084

Net income per share:

BASIC	$(.02)	.05	$.05	.12

DILUTED	$(.02)	.05	$.05	.12

Weighted average shares outstanding:

BASIC	17,889,131	17,531,490	17,889,131	17,531,490

DILUTED	17,889,131	17,659,686	18,121,012	17,659,686

See notes to condensed consolidated financial statements.

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

Note that all amounts presented in the table below are in thousands of US dollars.

	Unaudited		Unaudited
	For the three months ended		For the six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net income (loss)	$(424)	$921	$898	$2,084
Other Comprehensive income:
Cumulative changes in foreign currency translation adjustments	(135)	260	(238)	452

Comprehensive income (loss)	$(559)	$1,181	$660	$2,536

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Note that all amounts presented in the table below are in thousands of US dollars.

	Unaudited
	For the six months ended
	June 30, 2012	June 30, 2011
Cash flows from operating activities:

Net income	$898	$2,084

Adjustments to reconcile net income to net cash used in operating activities:

Depreciation and amortization	3,678	3,084

Stock-based compensation expense	618	502

Change in value of interest rate swap agreements	(87)	(64)

Changes in assets and liabilities net of effects of acquisitions:	—

Increase in trade receivables	(8,830)	(5,101)

Decrease in inventory	2,886	4,770

Increase in prepaids and other current assets	(1,857)	(1,718)

Decrease in accounts payable and accrued expenses	(1,549)	(1,610)

Net cash provided by (used in) operating activities	(4,243)	1,947

Cash flows from investing activities:

Acquisitions of property and equipment	(2,502)	(2,549)

Acquisitions, net of cash acquired	—	(13,960)

Net cash used in investing activities	(2,502)	(16,509)

Cash flows from financing activities:

Proceeds upon issuance of common stock upon exercise of stock options	745	2,272

Net borrowings on line of credit and other debt	10,357	13,550

Net cash provided by financing activities	11,102	15,822

Effect of exchange rate changes on cash and cash equivalents	(238)	452

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,119	1,712

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,215	1,138

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,334	$2,850

Capital lease obligation	$313	$390

Cash paid for interest	$1,568	$1,342

Cash paid for income taxes	$18	$350

Issuance of common stock in conjunction with acquisition of Born Free	$—	$10,607

SUMMER INFANT, INC.  AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands of US dollars except share and per share amounts)

1.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying interim condensed consolidated financial statements of Summer Infant, Inc. (the “Company” or “Summer”) are unaudited, but in the opinion of management, reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results for the interim periods. Accordingly, they do not include all information and notes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. The results of operations for interim periods are not necessarily indicative of results to be expected for the entire fiscal year or any other period. The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K filed on February 29, 2012.

All significant intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements.

Income Taxes

The provision for income taxes is based on the Company’s estimated annualized effective tax rate for the year. The Company does not provide U.S. tax on certain foreign earnings considered permanently invested.

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carry forwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence it is more likely than not such benefits will be realized.  The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses.  No interest and penalties related to uncertain tax positions were accrued at June 30, 2012. The tax years 2008 through 2011 remain open to examination by the major taxing jurisdictions in which the Company operates.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Net Income or (Loss) Per Share

Basic earnings or loss per share for the Company are computed by dividing net income or loss, as applicable, by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share includes the dilutive impact of outstanding stock options and unvested restricted shares.

Translation of Foreign Currencies

All assets and liabilities of the Company’s foreign affiliates, whose functional currency is not U.S. dollars, are translated into U.S. dollars at the exchange rate in effect at the end of the quarter and the income and expense accounts of these affiliates have been translated at average rates prevailing during each respective quarter. Resulting translation adjustments are made to a separate component of stockholders’ equity within accumulated other comprehensive loss.  Transaction gains and losses are included in the statement of operations.

Recently Issued Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting guidance for goodwill to simplify how companies test goodwill for impairment. The amendment permits an entity to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this accounting pronouncement did not have a material impact on our financial statements and we do not expect it to have a material impact in future periods.

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

2.                                      ACQUISITION OF BORN FREE

On March 24, 2011, the Company acquired all of the capital stock of Born Free Holdings Ltd. (“Born Free”) pursuant to the terms and conditions of a Stock Purchase Agreement (the “Purchase Agreement”) by and among the Company, its wholly owned subsidiary Summer Infant (USA), Inc., Born Free and the stockholders of Born Free. The aggregate consideration paid by the Company to the Born Free stockholders at closing was $23,567 (subject to adjustment), consisting of $13,960 in cash and approximately $10,607 in shares of the Company’s common stock, or 1,510,989 shares based on a price per share of $7.02 (the closing price on the date of acquisition).Under the Purchase Agreement, the Born Free stockholders could have received earn-out payments upon achievement of certain financial targets over the twelve months subsequent to the acquisition up to a maximum amount of $13,000, of which up to $6,500 may be paid in shares of the Company’s common stock (or 925,926 shares based on a price per share of $7.02). A portion of the shares issued at closing was, and, if achieved, a portion of the earn-out payments will be, deposited in escrow for a period of 18 months as security for any breach of the representations, warranties and covenants of Born Free and the Born Free stockholders contained in the Purchase Agreement. On September 30, 2011 the Company received $1,000 in common stock from the Born Free escrow account due to a preliminary net asset adjustment as defined in the Purchase Agreement. This is accounted for on the balance sheet through an increase in acquired accrued liabilities by $1,000, and increasing treasury stock by $956 and goodwill by $44. There may be additional adjustments in future periods.

The results of operations of Born Free are included in the results of the Company from the date of acquisition forward. Related deal costs were expensed in the 2011 statement of operations.

Under the purchase method of accounting, the total purchase price for Born Free has been assigned to the net tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. Approximately $16,400 and $11,532 were assigned to certain intangible assets and goodwill, respectively, based on independent valuations received by the Company. In addition, the estimated amount of the contingent earn-out has been valued at zero as of December 31, 2011 and June 30, 2012 based on the Company’s best estimate of the earn-out computation. The acquisition has been recorded as of the closing date, reflecting the assets and liabilities of Born Free, at their acquisition date fair values. Intangible assets that were identifiable were recognized separately from goodwill which was measured and recognized as the excess of the fair value of Born Free, as a whole, over the net amount of the recognized identifiable assets acquired and liabilities assumed.

The acquisition accounting was finalized during the fourth quarter of 2011.

Calculation of assignment consideration:

	June 30, 2011
Cash	$13,960
Stock	9,607	(1)

Actual Consideration	$23,567

Assignment of consideration among assets acquired and liabilities assumed as of March 24, 2011:

June 30, 2011
Trade receivables	$2,226
Inventory	2,595
Property and equipment, net	53
Brand name	11,800
Customer relationship	4,600
Accounts payable and other accrued liabilities	(5,176)
Deferred tax liability	(4,063)
Goodwill	11,532

Total assigned purchase price	$23,567

(1)         The stock portion of the acquisition consists of 1,369,855 shares at a price per share of $7.02 which reflects the preliminary net asset adjustment taken in September 2011 explained above.

The pro forma effect on net revenues, earnings, and earnings per share amounts for the six months ended June 30, 2011, assuming the Born Free transaction had closed on January 1, 2011, are as follows:

	Six Months Ended June 30
	2012		2011
Net Revenues	$	N/A	$122,933
Net Income	N/A		70
Earnings per share	$	N/A	$0.00

The above amounts in 2011 include all deal related expenses incurred by Born Free plus various non-recurring charges.

3.                                      DEBT

Credit Facility

In August 2010, the Company and its subsidiaries entered into a secured credit facility with Bank of America, N.A., as Administrative Agent, and each of the financial institutions as a signatory to the agreement. The agreement was subsequently amended on March 24, 2011, November 9, 2011 and, as described below, on May 11,

2012 (as amended, the “Loan Agreement”). The Loan Agreement provides for an $80,000 working capital revolving credit facility. The amounts outstanding under the revolving credit facility are payable in full upon maturity of the credit facility on December 31, 2013.  The credit facility is secured by substantially all of the assets of the Company.  The amount outstanding on the credit facility at June 30, 2012 was $72,500; the total borrowing capacity was approximately $74,800.

On May 11, 2012, the Company entered into an amendment (the “2012 Amendment”) that revised the Company’s financial covenants and extended the maturity date an additional six months to December 31, 2013.  In addition, the prior $20,000 “accordion” feature was removed and two additional pricing tiers based on the leverage covenant performance were added.

Aggregate maturities of long term debt related to this credit facility are as follows:

Year ending December 31:	2012	$0
	2013	72,500
	Total	$72,500

The Company’s ability to borrow under the Loan Agreement is subject to its ongoing compliance with certain financial covenants, as revised in the 2012 Amendment, including that (a) the Company and its subsidiaries maintain and earn on a consolidated basis as of the last day of each fiscal quarter, consolidated EBITDA  (as defined in the Loan Agreement) for the twelve month period ending on such date equal to or greater than $17,500 beginning with the quarter ending June 30, 2012 and increasing over the remaining term of the Loan Agreement to $23,000 for each quarter ending on or after June 30, 2013; (b) the Company and its subsidiaries maintain a ratio of consolidated total funded debt to consolidated EBITDA (the “consolidated leverage ratio”) of not greater than (i) 4.25:1.00 on June 30, 2012, (ii) 3.75:1.00 on September 30, 2012, (iii) 3.50:1.00 on December 31, 2012, and (iv) 3.25:1.00 on March 31, 2013 and thereafter; and (c) the Company and its subsidiaries maintain a fixed charge ratio of at least 1.50:1.00.

The Loan Agreement allows the Company to borrow under the credit facility at LIBOR or at a base rate, plus applicable margins based on the funded debt to EBITDA leverage ratio for the most recent twelve month rolling quarter end. Applicable margins vary between a 200 to 375 basis point spread over LIBOR and between a zero to 175 basis point spread on base rate loans. The Company has also entered into various interest rate swap agreements which effectively fix the interest rates on a portion of the outstanding debt, of which, the last agreement matured on June 7, 2012. June 30, 2012. As of June 30, 2012, the rate on these credit facility dates averaged 4.48%. In addition, the credit facility has an unused line fee based on the unused amount of the credit facility equal to 25 basis points.

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

As of June 30, 2012, the Company was in compliance with all covenants under the Loan Agreement, including the financial covenants.  At June 30, 2012, the Company had consolidated EBITDA of $17,596, a consolidated leverage ratio of 4.18, and a fixed charge coverage ratio of 3.04.  However, in the past the Company has been required to obtain amendments and/or waivers from its lenders to avoid breaches of financial covenants, including for the period ending March 31, 2012.  Based on current internal financial forecasts for the remainder of 2012, the Company may not comply with the consolidated EBITDA and consolidated leverage ratio covenants required under the Loan Agreement for the period ending September 30, 2012 or thereafter.

Accordingly, as a result of the failure to meet any of these financial covenants or any other covenants under the Loan Agreement, the lenders may declare an event of default, which would have a material adverse effect on the Company’s financial condition and results of operations.  The Company is currently in discussions with its lenders regarding a potential amendment and/or waiver or renegotiation of the Loan Agreement, however there is no assurance that the lenders will grant any waiver or agree to an amendment or renegotiation of the Loan Agreement.

Any such amendment or waiver will likely require payment of a fee, result in higher interest rates on outstanding loan amounts and/or impose other restrictions.  If the lenders do not agree to a waiver and/or amendment and determine an event of default has occurred, the lenders may accelerate all obligations of the Company under the Loan Agreement, demand immediate repayment of all obligations, and/or terminate all commitments to extend further credit under the Loan Agreement.  If access to our credit facility is limited or terminated, liquidity would be constrained, affecting the Company’s operations and growth prospects, and the Company would need to seek additional equity or debt financing. There is no assurance that such alternative financing will be available on acceptable terms or at all.  Furthermore, any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants that could impede the Company’s ability to effectively operate and grow its business in the future.

4.                                      FAIR VALUE MEASUREMENTS

The Company adopted the FASB standard regarding fair value, the framework of which determines the fair value of its financial instruments, based on a three-level valuation hierarchy based upon observable and non-observable inputs.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. Preference is given to observable inputs. These two types of inputs create the following fair value hierarchy:

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

The Company’s interest rate swaps are required to be recorded at fair value on a recurring basis.  The Company recognizes the fair value of interest rate swaps using Level 2 inputs. (See Note 5)

The Company’s financial instruments that are not required to record at fair value on a recurring basis include: cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, capital lease obligations, and short term and long term debt.  Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value based on their short term nature.  The fair value of the Company’s capital lease obligations and short term and long term debt approximates fair value based on current rates available, which are level 2 inputs.

5.                                      DERIVATIVE INSTRUMENTS

The Company is exposed to interest rate risk primarily through its borrowing activities. The Company’s long-term debt is a variable rate instrument. The Company currently does not hold any interest rate swap contracts at June 30, 2012. The one contract previously held by the Company matured on June 7, 2012. Based on the maturity date of the Company’s current credit agreement in which the loans mature on December 31, 2013 the Company is not required to enter into another interest rate swap contract.

The Company is required under its Loan Agreement, to mitigate fluctuations in interest rates through the use of derivatives. As a matter of policy, the Company does not use derivatives for speculative purposes.

The notional amount under the interest rate swap agreement previously held totaled $3,491, or approximately 4.82% of the Company’s total outstanding bank debt at June 30, 2012. The Company’s interest rate swap contract, which matured on June 7, 2012, required payment of a fixed rate of interest and the receipt of a variable rate of interest at the LIBOR one month index rate plus 150-200 basis points on a notional amount of indebtedness.

As of June 30, 2012	Fair Value	Balance Sheet Location	Change in Fair Value gain/(loss)	Statement of Income location
Derivatives not designated as effective hedging instruments
Interest rate swap contracts	—	—	$87	Interest expense, net

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

As previously reported, in October 2009, a purported class action suit was filed in the State of Illinois against the Company and Toys “R” Us alleging violations of the Illinois Consumer Fraud and Deceptive Business Practices Act and similar laws in other states, the Magnuson-Moss Warranty Act, negligence and other claims relating to analog video baby monitors.  In December 2009, the case was removed to the United States District Court, Northern District of Illinois, Eastern Division.  In January 2012, a proposed settlement agreement was filed with the court and preliminary approval of the settlement was received.  On May 16, 2012, the court finalized its approval of the settlement. The settlement certifies for the purposes of the settlement only a class consisting of all persons residing within the United States and Puerto Rico who purchased or received as a gift certain of our analog video monitors between December 9, 2004 and January 11, 2012.  Under the settlement, the Company paid $1,675,000 to be distributed among the plaintiffs and to cover administrative costs and attorneys’ fees and costs in exchange for a release of all claims by the class members.  The Company will also disclose in advertising (including on the website) and analog video monitor packaging that broadcast signals of analog video monitors are susceptible to reception by other monitors within an unimpeded range of 300 feet.  Of the total settlement cost, approximately $506,000 was covered under existing insurance policies, with the remaining $1,169,000 to be paid by the Company.   The Company has no further obligations related to this legal matter.

7.                                      SHARE-BASED COMPENSATION

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

In April 2012, the Compensation Committee of the Board of Directors approved and recommended to the Company’s Board of Directors, and the Board of Directors approved, the adoption of the Company’s 2012 Incentive Compensation Plan (The “2012 Plan”), subject to the approval of the Company’s stockholders.  The Company’s stockholders approved the 2012 Plan on June 14, 2012.  The purpose of the 2012 Plan is to assist the Company and its subsidiaries and other designated affiliates which we refer to as related entities, in attracting, motivating, retaining and rewarding high quality executives and other employees, officers, directors, consultants, and other persons who provide services to the Company or its related entities.  The persons eligible to receive awards under the 2012 Plan are the officers, directors, employees, consultants and other persons who provide services to the Company or any related entity.  The types of awards that may be made under the 2012 Plan include stock options, stock appreciation rights, restricted stock, restricted stock units, bonus shares, non-employee director awards, awards in lieu of obligations, performance-based awards and other stock-based awards.

Under the 2012 Plan, the total number of shares of the Company’s common stock reserved and available for delivery under the 2012 Plan at any time during the term of the 2012 Plan shall be 500,000, subject to adjustment as provided for in the 2012 Plan.  As of June 30, 2012, no awards have been made pursuant to the 2012 Plan.

Share-based compensation expense for the six months ended June 30, 2012 and 2011 was approximately $618 and $502, respectively.  As of June 30, 2012, there were 1,383,927 stock options outstanding and 160,632 unvested restricted shares outstanding.

During the three months ended June 30, 2012, the Company granted 168,427 stock options under the 2006 Plan. The key assumptions used in determining the valuation included:

•	Expected life	—	6 years
•	Volatility	—	55%
•	Discount rate	—	1.71%

In April 2012, the Compensation Committee of the Company’s Board of Directors approved the grant of annual equity awards to executive officers and members of senior management under the 2006 Plan consisting of (i) options to purchase 140,427 shares of the Company’s common stock and (ii) $423 (or 76,246 shares) in restricted stock grants that vest in four equal annual installments beginning on the first anniversary of the date of grant.

In June 2012, the Compensation Committee of the Company’s Board of Directors approved the grant incentive equity awards under the 2006 Plan to eligible employees and consultants consisting of (i) options to purchase 28,000 shares of the Company’s common stock and (ii) $17 (or 6,000 shares) in restricted stock grants that vest in four equal annual installments beginning on the first anniversary of the date of grant.

In June 2012, the independent members of the Company’s Board of Directors received an annual equity grant under the 2006 Plan in the aggregate of approximately $150 (or 53,570 fully vested shares) pursuant to the Board of Directors’ compensation program previously approved by the Compensation Committee of the Company’s Board of Directors.

8. WEIGHTED AVERAGE COMMON SHARES

Basic and diluted earnings or loss per share (“EPS”) is based upon the weighted average number of common shares outstanding during the period.  The Company does not include the anti-dilutive effect of common stock equivalents, including stock options, in computing net income (loss) per diluted common share.  The computation per diluted common share for the three month period ended June 30, 2012 excluded all potentially dilutive instruments from the computation of diluted EPS since the effect would be anti-dilutive because of the net loss.  The computation per diluted common share for the three month period ended June 30, 2012 and the six month period ended June 30, 2012, excluded 863,178 stock options outstanding, and 843,178 stock options outstanding, respectively, from the computation of diluted EPS because they would have been anti-dilutive due to their exercise price exceeding the average market price in those respective periods.  In the same periods of the prior year 2011, there was no anti-dilutive effect on any outstanding stock options, 32,650 options were anti-dilutive for the six months ended June 30, 2011; therefore no other options had to be excluded in the earning per share calculation for those periods.

ITEM 2.                   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking information and statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These include statements regarding our expectations, intentions, or strategies regarding future matters. All forward-looking statements included in this document are based on information available to us on the date hereof. It is important to note that our actual results could differ materially from those projected in such forward-looking statements contained in this Form 10-Q. These forward-looking statements include statements regarding our ability to grow our business through developing new products, obtaining new customers, increasing our sales territory, and making strategic acquisitions, and our anticipated cash flow for the next 12 months.  These statements are based on current expectations that involve numerous risks and uncertainties.  These risks and uncertainties include the Company’s ability to integrate acquired businesses, the concentration of the Company’s business with retail customers; the ability of the Company to compete in the industry; the Company’s dependence on key personnel; the Company’s reliance on foreign suppliers; the Company’s ability to meet its debt covenants; and other risks as detailed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, and subsequent filings with the Securities and Exchange Commission. All these matters are difficult or impossible to predict accurately, many of which may be beyond our control. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate.

The information contained in this section has been derived from the Company’s consolidated financial statements and should be read together with the consolidated financial statements and related notes included elsewhere in this filing and with the consolidated financial statements for the year ended December 31, 2011 appearing in our Annual Report on Form 10-K.  All dollar amounts in the following section are in thousands of U.S. dollars.

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

Summary of critical accounting policies and estimates

The Company’s critical accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  There have been no material changes to these policies during the first six months of 2012. The policies noted below are presented to assist in understanding the consolidated financial statements appearing in this report. The consolidated financial statements and notes are representations of management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) and have been consistently applied in the preparation of the consolidated financial statements.

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

Selling, general and administrative expenses

Selling, general and administrative expenses primarily consist of payroll, insurance, professional fees, royalties, freight out to customers, product development costs, advertising and marketing expenses (including co-op advertising allowances as negotiated with certain customers), stock based compensation and sales commissions. Several of these items fluctuate with volume based on sales to particular customers and or sales of particular products.

Inventory Valuation

Inventory is comprised of finished goods and is stated at the lower of cost, inclusive of freight and duty, or market (net realizable value) using the first-in, first-out (FIFO) method. Our warehousing costs are charged to expense as incurred. We regularly review slow-moving and excess inventory and write-down inventories as appropriate. Management uses estimates to record write-downs based on its review of inventory by product category, including length of time on hand and estimates of future orders for each product. Changes in consumer preferences, as well as demand for products, customer buying patterns and inventory management could impact the inventory valuation.

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

Goodwill and Other Intangible Assets

We account for goodwill and other intangible assets in accordance with accounting guidance that requires that goodwill and intangible assets that have indefinite useful lives and not subject to amortization be tested at least annually for impairment. We evaluate goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment of goodwill is tested by comparing the carrying value, including goodwill, to the Company’s fair value. If the carrying value exceeds the fair value, a second step is performed to measure the amount of the impairment loss, if any. Under this second step, the implied goodwill value is determined, in the same manner as the amount of goodwill recognized in a business combination, to assess the level of goodwill impairment, if any. We determine the Company’s fair value using the income, or discounted cash flows, approach. (“DCF model”) and verify the reasonableness of such fair value calculations using the market approach, which utilizes comparable companies’ data. The completion of the DCF model requires that we make a number of significant assumptions to produce an estimate of future cash flows. These assumptions include projections of future revenue, costs and working capital changes. In addition, we make assumptions about the estimated cost of capital and other relevant variables, as required, in estimating fair value. The projections that we use in our DCF model are updated annually and will change over time based on the historical performance and changing business conditions. The determination of whether goodwill is impaired involves a significant level of judgment in these assumptions, and changes in our business strategy, government regulations, or economic or market conditions, or a decline in our stock price could significantly impact these judgments. We will continue to monitor market conditions and other factors to determine if interim impairment tests are necessary in future periods. As of December 31, 2011, the estimated fair value of the Company exceeded the carrying value of our reporting unit. Management evaluates the remaining useful life of any intangible asset that is not being amortized each reporting period to determine whether events and circumstances continue to support an indefinite useful life. If an intangible asset that is not being amortized is subsequently determined to have a finite useful life, it is amortized prospectively over its estimated remaining useful life.  Due to the decline in the Company’s stock price during the second quarter of 2012, the Company evaluated other factors and events which might indicate a decline in fair value of goodwill and intangibles below carrying value.  The Company does not believe such a triggering event occurred in the second quarter but expects to continue to monitor these factors.

Company Overview

We are a designer, marketer, and distributor of branded durable juvenile health, safety and wellness products (for ages 0-3 years) that are sold principally to large North American and United Kingdom retailers.  We currently sell and distribute products in various product categories including nursery audio/video monitors, safety gates, durable bath products, bed rails, nursery products, booster and potty seats, bouncers, travel accessories, high chairs, swings, feeding products, car seats, and nursery furniture.   Our business has grown organically in all our markets.    Our revenue is driven by our ability to design and market desirable products, identify business opportunities and secure new and renew existing distribution channels.  Our income from operations is derived from our ability to generate revenue and collect cash in excess of labor and other cost of providing our product and selling, general and administrative costs.

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

For 2012 and beyond, our growth strategy will be to continue to develop and sell new products to our existing customer base, sell new and existing products to new customers (or expand relationships with existing customers), and to expand in the United Kingdom and in other geographic regions (including Japan, Mexico and Australia).

In addition, in the past we have pursued and we expect to continue to pursue potential acquisition candidates to obtain new innovative products,  acquire product categories in which we currently do not participate, gain shelf space by adding retail customers or expand distribution with the addition of new sales territories.

As we continue to grow through internal initiatives and potential future acquisitions, we will incur additional expenses, particularly in the areas of sales and product development. To grow sales, we will likely hire additional sales personnel to service new geographic territories, focus existing resources on specific parts of the United States market and retain product line specialists to drive sales of new and existing products in specific areas in which we believe we can readily increase sales. Product development expenses are expected to increase as we develop new products in existing and new categories. As a result of our acquisition strategy, we will face various challenges such as the integration of the acquired companies’ product lines, employees, marketing requirements and information systems. Ongoing infrastructure investment may be required to support realized growth, including expenditures with respect to upgraded and expanded information systems and enhancing the Company’s management team.

Outlook

Our business, financial condition and results of operations have and may continue to be affected by various economic factors.  Although other factors will likely impact us, including some we do not foresee and those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, we believe our performance in 2012 will continue to be affected by the following:

•                  Economic Climate.  Periods of global economic uncertainty, such as the recession experienced in 2008 and much of 2009, as well as recent market disruptions, can lead to reduced consumer and business spending.

The current economic climate continues to affect our business in direct and indirect ways, including reduced consumer demand for our products, tighter inventory management by retailers, reduced profit margins due to pricing pressures from mass merchant retailers and a sales mix favoring lower margin products.  In addition, reduced access to credit has and may continue to adversely affect consumers who desire to purchase our products from retailers and the ability of our own customers to pay us.

•                  Retail Market Conditions.  Our industry is very competitive, with increasing pressure from mass merchant retailers on pricing in reaction to perceived lack of consumer confidence.  These customers continue to seek favorable pricing and increased promotional activity from us and we expect this trend will continue through the end of 2012.  As a result, we have begun raising prices on certain products and phasing out lower margin products.

•                  Debt Financing.  In May 2012, we amended our existing credit facility (the 2012 Amendment) to extend the maturity date of loans under that agreement to December 31, 2013 and also to modify financial covenants under that agreement.  The Company’s ability to borrow under the Loan Agreement is subject to its ongoing compliance with certain financial covenants, as revised in the 2012 Amendment.  As of June 30, 2012, we had an outstanding principal balance of approximately $72.5 million under the agreement.  Because part of our cash flow must go to interest payments on our existing indebtedness, the amount of available cash for working capital, capital expenditures, acquisitions and other general corporate purposes may be limited.

Results of Operations

	For the three months ended		For the six months ended
	(Unaudited)		(Unaudited)
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Net sales	$61,731	$61,004	$124,730	$119,460
Cost of goods sold	40,945	40,767	82,839	79,548
Gross profit	20,786	20,237	41,891	39,912

OPERATING EXPENSES
Selling, general and administrative expenses (excluding depreciation and amortization)	18,621	16,752	35,269	32,818

Depreciation and amortization	1,803	1,558	3,678	3,084
Net operating income	362	1,927	2,944	4,010
Interest expense, net	(899)	(769)	(1,619)	(1,322)
Income before provision (benefit) for income taxes	(537)	1,158	1,325	2,688
Provision for income taxes	(113)	237	427	604
Net Income (loss)	$(424)	$921	$898	$2,084

Condensed Consolidated Statements of Income

For the Three and Six Months Ending June 30, 2012 and 2011

Three months ended June 30, 2012 compared with three months ended June 30, 2011

Net sales increased 1.2% from approximately $61,004 for the three months ended June 30, 2011 to approximately $61,731 for the three months ended June 30, 2012. The sales increase was primarily attributable to volume increases in the furniture, gear and safety categories partially offset by lower sales in the monitor product category.

Gross profit increased to approximately $20,786 in the three months ended June 30, 2012 compared to approximately $20,237 for the three months ended June 30, 2011. Gross profit in the three months ended June 30, 2012 as a percentage of sales increased to 33.7% from 33.2%. The major reasons for the gross profit increase in the second quarter ended June 30, 2012 include the recording of supplier rebate credits partially offset by an increase in customer markdown activity, a higher mix of lower margined sales in the furniture category and decreased sales in the higher margined monitor category as retail customers delayed purchasing in anticipation of the release of the Company’s new innovative video monitor products due in July 2012.

Selling, general and administrative expenses (excluding depreciation and amortization and stock based compensation) increased from approximately $16,427 (26.9% of net sales) for the three months ended June 30, 2011 to approximately $18,262 (29.6% of net sales) for the three months ended June 30, 2012. The increase is mainly comprised of higher promotional costs related to customer cooperative advertising, consumer advertising, higher licensing costs, increased salary costs and higher costs related to outside services.

Interest expense increased from approximately $769 for the three months ended June 30, 2011 to approximately $899 for the three months ended June 30, 2012, primarily as the result of higher borrowings required to fund the working capital needs of the business as lower operating income reduced operating cash flow.

Six months ended June 30, 2012 compared with six months ended June 30, 2011

Net sales increased 4.4% from approximately $119,460 for the six months ended June 30, 2011 to approximately $124,730 for the three months ended June 30, 2012. This sales increase was primarily attributable to increased distribution of our products throughout our customer base, and also reflects higher sales in the furniture and safety product categories along with increased sales in feeding products under the Born Free brand.

Gross profit increased 5.0% from approximately $39,912 for the six months ended June 30, 2011 to approximately $41,891 for the six months ended June 30, 2012.  Gross profit as a percentage of sales increased to 33.6% in the quarter ending June 30, 2012 from 33.4% in the prior year period.  The major reasons for the gross profit increase include the recording of supplier rebate credits partially offset by an increase in customer markdown activity, a higher mix of lower margined sales in the furniture category and decreased sales in the higher margined monitor category as retail customers delayed purchasing in anticipation of the release of the Company’s new innovative video monitor products due in July 2012.

Selling, general and administrative expenses (excluding depreciation and amortization and stock based compensation) increased from approximately $32,316 (27.1% of net sales) for the six months ended June 30, 2011 to approximately $34,650 (27.8% of net sales) for the six months ended June 30, 2012. This increase was primarily attributable to increases in higher variable selling expenses due to the increase in sales, increased promotional costs related to customer cooperative advertising and placement of consumer ads, higher licensing costs, increased salary costs and higher costs related to outside services.

Liquidity and Capital Resources

Currently, our principal sources of liquidity are generated from cash flow from operations and borrowings from availability under our bank credit facility.

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

We have traditionally funded our increased working capital needs utilizing operating cash flow and our bank credit facility.  Our operating activities generally provide sufficient cash to fund our working capital requirements and, together with borrowings under our credit facility, are expected to be sufficient to fund our operations and capital requirements for at least the next twelve months, based on current assumptions regarding the timing of such expenditures and anticipated cash flows.

While we were in compliance with all covenants under our bank credit facility as of June 30, 2012, in the past we have been required to obtain amendments and/or waivers from our lenders to avoid breaches of financial covenants, including for the period ending March 31, 2012.  Based on current internal financial forecasts for the remainder of 2012, we may not comply with the consolidated EBITDA and consolidated leverage ratio covenants required under the Loan Agreement for the period ending September 30, 2012 or thereafter.

Accordingly, as a result of the failure to meet any of these financial covenants or any other covenants under the Loan Agreement, our lenders may declare an event of default, which would have a material adverse effect on our financial condition and results of operations.  We are currently in discussions with our lenders regarding a potential amendment and/or waiver or renegotiation of the Loan Agreement, however there is no assurance that our lenders will grant any waiver or agree to an amendment or renegotiation of the Loan Agreement.  Any such amendment or waiver will likely require payment of a fee, result in higher interest rates on outstanding loan amounts and/or impose other restrictions.  If our lenders do not agree to a waiver and/or amendment and determine an event of default has occurred, the lenders may accelerate all obligations under the Loan Agreement, demand immediate repayment of all obligations, and/or terminate all commitments to extend further credit under the Loan Agreement.

Limited or no access to our credit facility will impact our liquidity because we rely in part on our credit facility to fund working capital.  In addition, if we were required to make an additional cash payment to our lenders, our available cash balances would be impacted.  We would need to seek additional equity or debt financing if our access to credit is limited or we are required to make a cash payment to our lenders, and there is no assurance that such alternative financing will be available to us on acceptable terms or at all.  Furthermore, any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants that could impede our ability to effectively operate and grow its business in the future.

For the six months ended June 30, 2012, net cash used by operating activities was $4,243 compared to net cash provided by operating activities of $1,947 at June 30, 2011.  In 2012, this additional use of cash was primarily due to an increase in accounts receivable of $8,830. In 2011, the net cash provided by operating activities was primarily the result of stronger net income of $2,084 and a larger decrease in inventory of $4,770.

Net cash used in investing activities in the six months ended June 30, 2012 was $2,502 compared to $16,509 at June 30, 2011. The significant decrease is due to the fact that the six month ending period in 2011 reflects the recording of the Company’s acquisition of Born Free Holdings, LTD as purchases of property, plant and equipment remained relatively constant.

Net cash provided by financing activities in the six months ended June 30, 2012 was $11,102 compared to $15,822 at June 30, 2011. The reduction in cash provided by financing activities in 2012 is attributable to the lower borrowing by approximately $3,000 and fewer stock options being exercised in the approximate amount of $1,527.

Based on the above factors, the net cash increase for the six months ended June 30, 2012 was $4,119, resulting in a cash balance of $5,334 at June 30, 2012.

Loan Agreement

In August 2010, the Company and its subsidiaries entered into a secured credit facility with Bank of America, N.A., as Administrative Agent, and each of the financial institutions as a signatory to the agreement. The agreement was subsequently amended on March 24, 2011, November 9, 2011 and, as described below, on May 11, 2012 (as amended, the “Loan Agreement”). The Loan Agreement provides for an $80,000 working capital revolving credit facility. The amounts outstanding under the revolving credit facility are payable in full upon maturity and the credit facility matures on December 31, 2013. The credit facility under the Loan Agreement is secured by substantially all of the assets of the Company. The amount outstanding on the credit facility at June 30, 2012 was $72,500; our capacity was approximately $74,800.

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

Year ending December 31:	2012	$0
	2013	72,500
	Total	$72,500

The Company’s ability to borrow under the Loan Agreement is subject to its ongoing compliance with a number of financial and other covenants, as revised in the 2012 Amendment, including that (a) the Company and its subsidiaries maintain and earn on a consolidated basis as of the last day of each fiscal quarter, consolidated EBITDA (as defined in the Loan Agreement) for the twelve month period ending on such date equal to or greater than $17,500 beginning with the quarter ending June 30, 2012, and increasing over the remaining term of the Loan Agreement to $23,000 for each quarter ending on or after June 30, 2013; (b) the Company and its subsidiaries maintain a ratio of total funded debt to consolidated EBITDA (the “consolidated leverage ratio”) of not greater than (i) 4.25:1.00 on June 30, 2012, (ii) 3.75:1.00 on September 30, 2012, (iii) 3.50:1.00 on December 31, 2012, and (iv) 3.25:1.00 on March 31, 2013 and thereafter; and (c) the Company and its subsidiaries maintain a fixed charge ratio of at least 1.50:1.00.

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

The Loan Agreement allows the Company to borrow under the credit facility at LIBOR or at a base rate, plus applicable margins based on the funded debt to EBITDA leverage ratio for the most recent twelve month rolling quarter end. Applicable margins vary between a 200 to 375 basis point spread over LIBOR and between a zero to 175 basis point spread on base rate loans. As of June 30, 2012, the rate on the credit facility dates averaged 4.48%. In addition, the credit facility has an unused line fee based on the unused amount of the credit facility equal to 25 basis points.

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

As of June 30, 2012, the Company was in compliance with all covenants under the Loan Agreement, including the financial covenants.  At June 30, 2012, the Company had consolidated EBITDA of $17,596, a consolidated leverage ratio of 4.18, and a fixed charge coverage ratio of 3.04.  However, in the past the Company has been required to obtain amendments and/or waivers from its lenders to avoid breaches of financial covenants, including for the period ending March 30, 2012.  Based on current revenue forecasts and estimates for expenses for the remainder of 2012, the Company may not comply with the consolidated EBITDA and consolidated leverage ratio covenants required under the Loan Agreement for the period ending September 30, 2012 or thereafter.  If we fail to meet any of these financial covenants or any other covenants under the Loan Agreement, the lenders may declare an event of default, which would have a material adverse effect on our financial condition and results of operations.  Please see the discussion above concerning liquidity.

ITEM 3.      Quantitative and Qualitative Disclosures About Market Risk

Not required.

ITEM 4.      Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as of June 30, 2012.  Our principal executive officer and principal financial officer have concluded, based on this evaluation, that our controls and procedures were effective as of June 30, 2012.

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

As previously reported, in October 2009, a purported class action suit was filed in the State of Illinois against us and Toys “R” Us alleging violations of the Illinois Consumer Fraud and Deceptive Business Practices Act and similar laws in other states, the Magnuson-Moss Warranty Act, negligence and other claims relating to analog video baby monitors.  In December 2009, the case was removed to the United States District Court, Northern District of Illinois, Eastern Division.  In January 2012, a proposed settlement agreement was filed with the court and preliminary approval of the settlement was received.  On May 16, 2012, the court finalized its approval of the settlement. The settlement certifies for purposes of the settlement only a class consisting of all persons residing within the United States and Puerto Rico who purchased or received as a gift certain of our analog video monitors between December 9, 2004 and January 11, 2012.  Under the settlement, we paid $1,675,000 to be distributed among the plaintiffs and to cover administrative costs and attorneys’ fees and costs in exchange for a release of all claims by the class members.  We also agreed to disclose in advertising (including on our website) and analog video monitor packaging that broadcast signal of analog video monitors are susceptible to reception by other monitors within an unimpeded range of 300 feet.  Of the total settlement cost, approximately $506,000 was covered under existing insurance policies, with the remaining $1,169,000 paid by us.  The Company has no further legal obligations in this matter.

ITEM 1A. Risk Factors

Not applicable.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Funds.

None.

ITEM 3.    Defaults Upon Senior Securities

None.

ITEM 4.    Mine Safety Disclosures

Not applicable.

ITEM 5.    Other Information

None.

ITEM 6.    Exhibits

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Quarterly Report on Form 10-Q.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Summer Infant, Inc.

Date: August 14, 2012	By:	/s/ Jason Macari
Jason Macari
Chief Executive Officer

Date: August 14, 2012	By:	/s/ Edmund Schwartz
Edmund Schwartz
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1

First Amendment to Offer Letter by and between the Registrant and Edmund J. Schwartz dated May 3, 2012 (Incorporated by reference to Exhibits to the Registrant’s Current Report on Form 8-K filed May 8, 2012)

10.2

Third Amendment to Amended and Restated Credit Agreement, dated as of May 11, 2012, among the Registrant, Summer Infant (USA), Inc., Bank of America, N.A. and RBS Citizens, National Association (Incorporated by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q filed May 14, 2012)

10.3	2012 Incentive Compensation Plan (Incorporated by reference to Exhibits to the Registrant’s Current Report on Form 8-K filed June 18, 2012)

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

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