Form 10-Q
period 2012-09-30
Summer Infant, Inc.
filed 2012-11-14
CIK 1314772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

As of, October 31, 2012, there were 18,126,280 shares outstanding of the registrant’s Common Stock, $.0001 par value per share.

Summer Infant, Inc.

Form 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.    Condensed Consolidated Financial Statements (unaudited)

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

Note that all amounts presented in the table below are in thousands of dollars except share amounts and par value amounts.

	Unaudited
	September 30, 2012	December 31, 2011

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$11,899	$1,215
Trade receivables, net of allowance for doubtful accounts	53,033	47,670
Inventory, net	48,629	50,014
Prepaids and other current assets	3,026	4,095
Deferred tax assets	265	265
TOTAL CURRENT ASSETS	116,852	103,259
Property and equipment, net	16,599	17,682
Goodwill	—	61,908
Intangible assets, net	20,929	30,045
Other assets	398	21
TOTAL ASSETS	$154,778	$212,915

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$38,181	$40,633
Current portion of long term debt	584	736
TOTAL CURRENT LIABILITIES	38,765	41,369
Long term debt, less current portion	76,838	62,479
Other liabilities	3,539	3,726
Deferred tax liabilities	4,594	11,439
TOTAL LIABILITIES	123,736	119,013

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common Stock $.0001 par value, issued and outstanding 18,126,280 and 17,717,667 shares at September 30, 2012 and December 31, 2011, respectively	2	2
Treasury Stock at cost (271,649 shares at September 30, 2012 and 141,134 shares at December 31, 2011)	(1,283)	(956)
Additional paid-in capital	72,668	71,158
Retained earnings	(40,232)	24,301
Accumulated other comprehensive (loss)	(113)	(603)

TOTAL STOCKHOLDERS’ EQUITY	31,042	93,902

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$154,778	$212,915

See notes to condensed consolidated financial statements

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

Note that all amounts presented in the table below are in thousands of dollars except share and per share amounts.

	Unaudited		Unaudited
	For the three months ended		For the nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Net sales	$63,984	$63,342	$188,714	$182,803

Cost of goods sold	44,359	41,347	127,198	120,895

Gross profit	19,625	21,995	61,516	61,908

Selling, general and administrative expenses	18,178	16,976	53,447	49,794

Depreciation and Amortization	2,050	1,562	5,728	4,646

Impairment of goodwill and intangibles	70,198		70,198

Net operating income (loss)	(70,801)	3,457	(67,857)	7,468

Interest expense, net	(938)	(774)	(2,557)	(2,096)

Income (loss) before provision for income taxes	(71,739)	2,683	(70,414)	5,372

Provision (benefit) for income taxes	(6,310)	604	(5,883)	1,209

NET INCOME (LOSS)	$(65,429)	$2,079	$(64,531)	$4,163

Net income per share:

BASIC	$(3.65)	$.12	$(3.61)	$.25

DILUTED	$(3.65)	$.11	$(3.61)	$.23

Weighted average shares outstanding:

BASIC	17,926,885	17,547,739	17,870,502	16,971,628

DILUTED	17,926,885	18,366,097	17,870,502	17,832,691

See notes to condensed consolidated financial statements.

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

Note that all amounts presented in the table below are in thousands of dollars.

	Unaudited		Unaudited
	For the three months ended		For the nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net income (loss)	$(65,429)	$2,079	$(64,531)	$4,163
Other Comprehensive income (loss):
Cumulative changes in foreign currency translation adjustments	124	(373)	(113)	78

Comprehensive income (loss)	$(65,305)	$1,706	$(64,644)	$4,241

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Note that all amounts presented in the table below are in thousands of dollars.

	Unaudited
	For the nine months ended
	September 30, 2012	September 30, 2011
Cash flows from operating activities:

Net income (loss)	$(64,531)	$4,163

Adjustments to reconcile net income to net cash provided in operating activities:

Impairment of goodwill and intangible assets	70,198	—

Depreciation and amortization	5,728	4,646

Stock-based compensation expense	766	837

Change in value of interest rate swap agreements	—	(209)

Changes in assets and liabilities net of effects of acquisitions:

Increase in trade receivables	(4,975)	(7,016)

Decrease in inventory	1,849	4,519

(Increase) decrease in prepaids and other current assets	725	(773)

Increase (decrease) in accounts payable, accrued expenses and other liabilities	(9,718)	997

Net cash provided by operating activities	42	7,164

Cash used in investing activities:

Acquisitions of property and equipment	(3,806)	(4,888)

Acquisitions, net of cash acquired	—	(13,960)

Net cash used in investing activities	(3,806)	(18,848)

Cash flows from financing activities:

Proceeds upon issuance of common stock upon exercise of stock options	417	2,407

Net borrowings on line of credit and other debt	14,144	9,984

Net cash provided by financing activities	14,561	12,391

Effect of exchange rate changes on cash and cash equivalents	(113)	78

NET INCREASE IN CASH AND CASH EQUIVALENTS	10,684	785

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,215	1,138

CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,899	$1,923

Cash payments on capital lease obligations	$313	$390

Cash paid for interest	$2,385	$1,943

Cash paid (refunded) for income taxes	$18	$(302)

Issuance of common stock in conjunction with acquisition of Born Free	$—	$9,651

SUMMER INFANT, INC.  AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands of dollars except share and per share amounts)

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

Income Taxes

The provision for income taxes is based on the Company’s estimated annualized effective tax rate for the year. The Company does not provide for U.S. tax on certain foreign earnings considered permanently invested.

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carry forwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence it is more likely than not such benefits will be realized.  The Company recognizes interest and penalties, if any, related to uncertain tax positions in interest expense.  No interest and penalties related to uncertain tax positions were accrued at September 30, 2012. The tax years 2009 through 2011 remain open to examination by the major taxing jurisdictions in which the Company operates.  Our federal tax returns for 2009 have been audited by the U.S. Internal Revenue Service.  The audit is substantially complete as of September 30, 2012, and all audit adjustments have been recorded without significant impact on our results of operations.

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

2.                                      ACQUISITION OF BORN FREE

On March 24, 2011, the Company acquired all of the capital stock of Born Free Holdings Ltd. (“Born Free”) pursuant to the terms and conditions of a Stock Purchase Agreement (the “Purchase Agreement”) by and among the Company, its wholly owned subsidiary Summer Infant (USA), Inc., Born Free and the stockholders of Born Free. The aggregate consideration paid by the Company to the Born Free stockholders at closing was $24,567, consisting of $13,960 in cash and approximately $10,607 in shares of the Company’s common stock, or 1,510,989 shares based on a price per share of $7.02 (the closing price on the date of acquisition).  Under the Purchase Agreement, the Born Free stockholders could have received earn-out payments upon achievement of certain financial targets over the twelve months subsequent to the acquisition up to a maximum amount of $13,000.  A portion of the shares issued at closing was deposited in escrow for a period of 18 months as security for any breach of the representations, warranties and covenants of Born Free and the Born Free stockholders contained in the Purchase Agreement. On September 30, 2011 the Company received $1,000 in common stock from the Born Free escrow account due to a preliminary net asset adjustment as defined in the Purchase Agreement. This was accounted for on the balance sheet through an increase in acquired accrued liabilities by $1,000, and increasing treasury stock by $956 and goodwill by $44.

On August 15, 2012, the Company settled all outstanding claims related to the net asset adjustment and earn-out provisions in the Purchase Agreement, resulting in a charge to general and administrative expense of approximately $453.  The settlement included finalizing the net asset adjustment in the amount of $1,400.  This adjustment also resulted in an increase to treasury stock of $327 reflecting additional shares (130,515) returned to the Company.  In addition, there was no payment required under the earn-out provision of the Purchase Agreement.  As a result of this final settlement, the Company does not expect any future liability under the net asset adjustment or earn-out provisions under the Purchase Agreement.

The results of operations of Born Free are included in the results of the Company from the date of acquisition forward. Related deal costs were expensed in the 2011 statement of operations.

Under the purchase method of accounting, the total purchase price for Born Free has been assigned to the net tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. Approximately $16,400 and $11,532 were assigned to certain intangible assets and goodwill, respectively, based on independent valuations received by the Company. In addition, the estimated amount of the contingent earn-out was valued at zero as of December 31, 2011 and September 30, 2012 based on the Company’s best estimate of the earn-out computation. The acquisition was recorded as of the closing date, reflecting the assets and liabilities of Born Free, at their acquisition date fair values. Intangible assets that were identifiable were recognized separately from goodwill which was measured and recognized as the excess of the fair value of Born Free, as a whole, over the net amount of the recognized identifiable assets acquired and liabilities assumed.

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

(1)         The stock portion of the acquisition consists of 1,369,855 shares at a price per share of $7.02 which reflects the preliminary net asset adjustment taken in September 2011 and the final net asset adjustment in August 2012 explained above.

The estimated pro forma effect on net revenues, earnings, and earnings per share amounts for the nine months ended September 30, 2011, assuming the Born Free transaction had closed on January 1, 2011, are as follows

	Nine Months Ended September 30
	2012		2011
Net Revenues	$	N/A	$186,276
Net Income	N/A		2,989
Earnings per share	$	N/A	$0.16

The above amounts in 2011 include all deal related expenses incurred by Born Free plus various non-recurring charges.

3.                                      DEBT

Credit Facility

In August 2010, the Company and its subsidiaries entered into a secured credit facility with Bank of America, N.A., as Administrative Agent, and each of the financial institutions as a signatory to the agreement. The agreement was subsequently amended on March 24, 2011, November 9, 2011, May 11, 2012 and, as described below, on November 7, 2012 (as amended, the “Loan Agreement”). The Loan Agreement provides for an $80,000 working capital revolving credit facility. The amounts outstanding under the revolving credit facility are payable in full upon maturity of the credit facility on December 31, 2013. The credit facility is secured by substantially all of the assets of the Company. The amount outstanding on the credit facility at September 30, 2012 was $76,500; the total borrowing capacity at September 30, 2012 was approximately $80,000.

As of September 30, 2012, the Company was not in compliance with the consolidated EBITDA and the consolidated leverage ratio covenants under the terms of the Loan Agreement as of that date.  On November 7, 2012, the Company entered into an amendment (the “Fourth Amendment”) that waived these covenant defaults, revised the Company’s financial covenants, added additional applicable rate margin spread pricing tiers and added a payment in kind (PIK) interest rate of 200 basis points on any outstanding loan balance effective October 1, 2012.  See Note 10 for a description of the Fourth Amendment.

The Company’s ability to borrow under the Loan Agreement is subject to its ongoing compliance with certain financial covenants, as revised in the Fourth Amendment, including that (a) the Company and its subsidiaries maintain and earn on a consolidated basis as of the last day of each fiscal quarter, consolidated EBITDA (as defined in the Loan Agreement) for the twelve month period ending on such date equal to or greater than (i) $12,500 beginning with the twelve month period ending September 30, 2012, (ii) $10,500 for the twelve month period ending December 31, 2012, (iii) $10,000 for the twelve month period ending March 31, 2013, (iv) $12,500 for the twelve month period ending June 30, 2013, and (v) $17,000 for the twelve month period ending September 30, 2013 and thereafter; (b) the Company and its subsidiaries maintain a ratio of consolidated total funded debt to consolidated EBITDA (the “consolidated leverage ratio”) of not greater than 6.25:1.00 beginning with the twelve month period ending September 30, 2012, of not greater than 6.75:1.00 for the twelve month period ending December 31, 2012, of not greater than 7.00:1.00 for the twelve month period ending March 31, 2013, of not greater than 6.00:1.00 for the twelve month period ending June 30, 2013, and of not greater than 4.00:1.00 for the twelve month period ending September 30, 2013, and thereafter; and (c) the Company and its subsidiaries maintain a fixed charge ratio of at least 1.50 to 1.00 for the twelve month period ending September 30, 2012, 1.10:1.00 for the twelve month period ending December 31, 2012, 1.00:1.00 for the twelve month period ending March 31, 2013, 1.25:1.00 for the twelve month period ending June 30, 2013, and 1.50:1.00 for the twelve month period ending September 30, 2013 and thereafter. The Company was required to pay a fee in the amount of $200 in connection with the Fourth Amendment.

Aggregate maturities of long-term debt related to this credit facility are as follows:

Year ending December 31:	2012	$0
	2013	76,500

	Total	$76,500

As of September 30, 2012, the Loan Agreement allows the Company to borrow under the credit facility at LIBOR or at a base rate, plus applicable margins based on the funded debt to EBITDA leverage ratio for the most recent twelve month rolling quarter end. Applicable margins at September 30, 2012 varied between a 200 to 375 basis point spread over LIBOR and between a zero to 175 basis point spread on base rate loans. The Company has also entered into various interest rate swap agreements which effectively fix the interest rates on a portion of the outstanding debt, of which, the last agreement matured on June 7, 2012. As of September 30, 2012, the interest rate on these credit facility dates averaged 4.09%. In addition, the credit facility has an unused line fee based on the unused amount of the credit facility equal to 25 basis points.  Pursuant to the Fourth Amendment, as further described in Note 10, beginning October 1, 2012, the applicable margins no longer vary depending upon the funded debt to EBITDA leverage ratio and are instead fixed at 4.75% for Eurodollar or BBA LIBOR rate loans and L/C fees and 2.75% for base rate loans through March 31, 2013, increasing by 1.00% each fiscal quarter thereafter.  In addition, beginning on October 1, 2012, loans will begin bearing additional interest of 2.00% per annum not paid in cash but payable in kind by adding such accrued interest to the outstanding principal of the loans, or “PIK interest.”

The Loan Agreement also contains customary events of default, including a cross default provision and a change of control provision. In the event of a default, all of the obligations of the Company and its subsidiaries under the Loan Agreement may be declared immediately due and payable. For certain events of default relating to insolvency and receivership, all outstanding obligations become due and payable. Accordingly, as a result of the failure to meet any of these financial covenants contained in the Fourth Amendment or any other covenants under the Loan Agreement, the lenders may declare an event of default, which would have a material adverse affect on the Company’s financial condition and results of operations. If access to our credit facility is limited or terminated liquidity would be constrained, affecting the Company’s operations and growth prospects, and the Company would need to seek additional equity or debt financing. There is no assurance that such alternative financing would be available on acceptable terms or at all. Furthermore, any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants that could impede the Company’s ability to effectively operate and grow its business in the future.

4.         GOODWILL AND OTHER INTANGIBLES IMPAIRMENT

The components of goodwill and intangibles as of September 30, 2012 and December 31, 2011 are set forth in the schedule below:

(in thousands)	December 31, 2011	Impairment Charge	Amortization	September 30, 2012
Goodwill	$61,908	$61,908	$—	$—
Intangibles, indefinite-lived	22,546	8,290	—	14,255
Intangibles, definite-lived	7,499	—	825	6,674
Total	$91,953	$70,198	$825	$20,929

The Company reviews goodwill and indefinite-lived intangibles for impairment by applying a fair-value based test annually in the fourth quarter of the fiscal year, or more frequently if events or changes in circumstances warrant, in accordance with ASC 350, “Intangibles—Goodwill and Other” (“ASC 350”). Potential impairment of indefinite-lived intangibles is measured by comparing the estimated fair value to its carrying value. Potential goodwill impairment is then measured based upon a two-step process. In the first step, the Company compares the fair value of its single reporting unit with its carrying amount including goodwill using a discounted cash flow (“DCF”) valuation method. Future cash flows are discounted based on a market comparable weighted average cost of capital rate, adjusted for market and other risks where appropriate. If the fair value of the single reporting unit exceeds its carrying value, the goodwill is considered not impaired, thus rendering unnecessary the second step in impairment testing. If the fair value of the single reporting unit is less than the carrying value, a second step is performed in which the implied fair value of the reporting unit’s goodwill is compared to the carrying value of the goodwill. The implied fair value of the goodwill is determined based on the difference between the fair value of the single reporting unit and the net fair value of the identifiable assets and liabilities of the single reporting unit. If the implied fair value of the goodwill is less than the carrying value, the difference is recognized as an impairment charge.

Due to the sustained decrease in our results of operations (below forecasts) and stock price during the third quarter of 2012, we undertook an interim goodwill and intangible asset impairment analysis and engaged a third party to assist management in valuing goodwill and other intangible assets recorded on our balance sheet.

As a result of its analysis and the valuation study, management first determined that the estimated fair value of certain indefinite lived intangibles were lower than carrying value and recorded a write-down summarized above.

The Step I test for goodwill resulted in the determination that the carrying value of the goodwill exceeded its fair value thus requiring the Company to measure the amount of any goodwill impairment by performing the second step of the impairment test. The second step (defined as “Step II”) of the goodwill impairment test, used to measure the amount of impairment loss, compared the implied fair value of the single reporting unit goodwill with the carrying amount of that goodwill.  If the carrying amount of the Company’s goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess.  The loss recognized cannot exceed the carrying amount of goodwill.  The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination is determined.  The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied amount of goodwill.  The Company estimates the fair value of several tangible and intangible assets during the process that are valued during this process.  Intangible assets included trade names, customer relationships and patents.  For intangible assets, the Company selected an income approach to value trade names, customer relationships and patents.  The customer relationships were valued using a discounted cash flow methodology.

The trade names and patents were valued using a relief from royalty method.

As a result of its analysis and the valuation study discussed above, management also determined the implied fair value of our goodwill was lower than its respective carrying value, and the Company recorded an estimated aggregate non-cash impairment charge of $70,198 in the three months ended September 30, 2012.  The non-cash impairment charge consisted of a write down of goodwill of $61,908 and a write down of a portion of intangible assets of $8,290.  The Company is finalizing its review of the valuation studies but does not expect material changes to the impairment charge.

5.                                      FAIR VALUE MEASUREMENTS

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

The Company’s interest rate swaps are required to be recorded at fair value on a recurring basis.  Prior to June 2012, the Company recognized the fair value of interest rate swaps using Level 2 inputs. (See Note 6)

The Company’s financial instruments that are not required to record at fair value on a recurring basis include: cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, capital lease obligations, and short term and long term debt.  Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value based on their short term nature.  The fair value of the Company’s capital lease obligations and short term and long term debt approximates fair value based on current rates available, which are level 2 inputs.

6.                                      DERIVATIVE INSTRUMENTS

The Company is required under its Loan Agreement, to mitigate fluctuations in interest rates through the use of derivatives. As a matter of policy, the Company does not use derivatives for speculative purposes.

The Company is exposed to interest rate risk primarily through its borrowing activities. The Company’s long-term debt is a variable rate instrument. The Company currently does not hold any interest rate swap contracts at September 30, 2012. The one contract previously held by the Company matured on June 7, 2012. Based on the maturity date of the Company’s current credit agreement of December 31, 2013, the Company is not required to enter into another interest rate swap contract.

7.                                      COMMITMENTS AND CONTINGENCIES

Litigation

The Company is a party to routine litigation and administrative complaints incidental to its business.  Management does not believe that the resolution of any or all of such routine litigation and administrative complaints is likely to have a material adverse effect on the Company’s financial condition or results of operations.

8.                                      SHARE-BASED COMPENSATION

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

Under the 2012 Plan, the total number of shares of the Company’s common stock reserved and available for delivery under the 2012 Plan at any time during the term of the 2012 Plan shall be 500,000, subject to adjustment as provided for in the 2012 Plan.  As of September 30, 2012, no awards have been made pursuant to the 2012 Plan.  From time to time, the Company may also make stock-based awards outside its 2006 Plan or 2012 Plan.

Share-based compensation expense for the nine months ended September 30, 2012 and 2011 was approximately $766 and $837, respectively.  As of September 30, 2012, there were 1,247,020 stock options outstanding and 170,013 unvested restricted shares outstanding.

During the three months ended September 30, 2012, the Company granted stock options under the 2006 Plan. The key assumptions used in determining the valuation included:

•	Expected life	-	6 years
•	Volatility	-	55%
•	Discount rate	-	1.71%

In July 2012, a newly-appointed member of the Company’s Board of Directors received a restricted stock grant of 9,146 shares of the Company’s common stock under the 2006 Plan equal in value to approximately $30 and vesting in four equal annual installments beginning on the first anniversary of the date of grant.  The grant was made pursuant to the Board of Directors’ compensation program previously approved by the Compensation Committee of the Company’s Board of Directors.

In September 2012, the Compensation Committee of the Company’s Board of Directors approved the grant of equity awards to an executive officer outside the 2006 Plan and 2012 Plan, consisting of (i) an option to purchase 40,000 shares of the Company’s common stock and (ii) a restricted stock grant of 20,000 shares of the Company’s common stock equal in value to approximately $51, with each such equity award vesting in four equal annual installments beginning on the first anniversary of the date of grant.

In September 2012, the Compensation Committee of the Company’s Board of Directors approved the grant of an option to purchase 2,000 shares of the Company’s common stock under the 2006 Plan to an eligible employee that vests in four equal annual installments beginning on the first anniversary of the date of grant.

9. WEIGHTED AVERAGE COMMON SHARES

Basic and diluted earnings or loss per share (“EPS”) is based upon the weighted average number of common shares outstanding during the period.  The Company does not include the anti-dilutive effect of common stock equivalents, including stock options, in computing net income (loss) per diluted common share.  The computation per diluted common share for the three and nine-month periods ended September 30, 2012 excluded all potentially dilutive instruments from the computation of diluted EPS since the effect would be anti-dilutive because of the net loss.  The computation per diluted common share for the three-month period ended September 30, 2012 and the nine-month period ended September 30, 2012, excluded 714,118 and 686,118 stock options outstanding, respectively.  In the same periods of the prior year 2011, there was no anti-dilutive effect on any outstanding stock options; therefore no other options had to be excluded in the earning per share calculation for those periods.

10.  SUBSEQUENT EVENTS

On November 7, 2012, the Company entered into an amendment (the “Fourth Amendment”) to its Amended and Restated Credit Agreement with Bank of America and the other lenders signatory thereto (the “Loan Agreement”).  The Amendment amended the Loan Agreement to provide that the applicable interest rate margin for loans under the Loan Agreement for period October 1, 2012 through March 31, 2013 will be at fixed rate of 4.75% for Eurodollar or BBA LIBOR rate loans and L/C fees and 2.75% for base rate loans, thereafter each rate increasing by 1.00% in each fiscal quarter, and that, beginning October 1, 2012, loans under the Loan Agreement will bear additional interest of 2.00% per annum not paid in cash but payable in kind by adding such accrued interest to the outstanding principal of the loans, or “PIK interest.”  PIK interest is due and payable on the earliest of (i) the maturity date of the loans, (ii) the date all loans are paid in full and all loan commitments are terminated, and (iii) the date of acceleration of loans upon an event of default, provided that if all obligations under the Loan Agreement are paid in full and all commitments terminated on or prior to March 31, 2013, the Lender will forgive 50% of the accrued and unpaid PIK interest.

Under the Fourth Amendment, the Company is subject to ongoing compliance with certain financial covenants, including that (i) the Company and its subsidiaries maintain and earn on a consolidated basis as of the last day of each fiscal quarter a specified consolidated EBITDA amount (as defined in the Loan Agreement) for the 12-month period ending on the last day of each fiscal quarter beginning September 30, 2012; (ii) the Company and its subsidiaries maintain a certain ratio of consolidated total funded debt to consolidated EBITDA; and (iii) the Company and its subsidiaries maintain a minimum fixed charge ratio.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking information and statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These include statements regarding our expectations, intentions, or strategies regarding future matters. All forward-looking statements included in this document are based on information available to us on the date hereof. It is important to note that our actual results could differ materially from those projected in such forward-looking statements contained in this Form 10-Q. These forward-looking statements include statements regarding our ability to grow our business through developing new products, obtaining new customers, increasing our sales territory, and making strategic acquisitions, and our anticipated cash flow for the next 12 months.  These statements are based on current expectations that involve numerous risks and uncertainties.  These risks and uncertainties include the Company’s ability to integrate acquired businesses, the concentration of the Company’s business with retail customers; the ability of the Company to compete in the industry; the Company’s dependence on key personnel; the Company’s reliance on foreign suppliers; the Company’s ability to meet its debt covenants; and other risks as detailed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, and subsequent filings with the Securities and Exchange Commission, including this Form 10-Q. All these matters are difficult or impossible to predict accurately, many of which may be beyond our control. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate.

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

Summary of critical accounting policies and estimates

The Company’s critical accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  There have been no material changes to these policies during the first nine months of 2012. The policies noted below are presented to assist in understanding the consolidated financial statements appearing in this report. The consolidated financial statements and notes are representations of management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) and have been consistently applied in the preparation of the consolidated financial statements.

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

Selling, general and administrative expenses

Selling, general and administrative expenses primarily consist of payroll, insurance, professional fees, royalties, freight out to customers, warehouse operations costs, product development costs, advertising and marketing expenses (including co-op advertising allowances as negotiated with certain customers), stock based compensation and sales commissions. Several of these items fluctuate with volume based on sales to particular customers and or sales of particular products.

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

Impairment of Long-Lived Assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. An asset is considered to be impaired when its carrying amount exceeds the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition. Long-lived assets include property and equipment. The amount of impairment loss, if any, is charged by the Company to current operations. For the nine month period ended September 30, 2012 and each of the years ended December 31, 2011 and 2010, no such impairment existed.

Goodwill and Other Intangible Assets

We account for goodwill and other intangible assets in accordance with accounting guidance that requires that goodwill and intangible assets that have indefinite useful lives and not subject to amortization be tested at least annually for impairment. We evaluate goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment of goodwill is tested by comparing the carrying value, including goodwill, to the Company’s fair value. If the carrying value exceeds the fair value, a second step is performed to measure the amount of the impairment loss, if any. Under this second step, the implied goodwill value is determined, in the same manner as the amount of goodwill recognized in a business combination, to assess the level of goodwill impairment, if any. We determine the Company’s fair value using the income, or discounted cash flows, approach. (“DCF model”) and verify the reasonableness of such fair value calculations using the market approach, which utilizes comparable companies’ data. The completion of the DCF model requires that we make a number of significant assumptions to produce an estimate of future cash flows. These assumptions include projections of future revenue, costs and working capital changes. In addition, we make assumptions about the estimated cost of capital and other relevant variables, as required, in estimating fair value. The projections that we use in our DCF model are updated annually and will change over time based on the historical performance and changing business conditions. The determination of whether goodwill is impaired involves a significant level of judgment in these assumptions, and changes in our business strategy, government regulations, or economic or market conditions, or a decline in our stock price could significantly impact these judgments.  As of December 31, 2011, the estimated fair value of the Company exceeded the carrying value of our reporting unit. Management evaluates the remaining useful life of any intangible asset that is not being amortized each reporting period to determine whether events and circumstances continue to support an indefinite useful life. If an intangible asset that is not being amortized is subsequently determined to have a finite useful life, it is amortized prospectively over its estimated remaining useful life.  As described below and in Note 4 to the unaudited consolidated financial statements included in this report, during our quarterly review process we determined that goodwill and certain other intangible assets were impaired as of September 30, 2012.

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

Recent Developments

Amendment to Credit Facility

As of September 30, 2012, the Company was not in compliance with the consolidated EBITDA, and the Consolidated Leverage Ratio Covenants under the terms of the Loan Agreement as of that date.  On November 7, 2012, the Company entered into an amendment (the “Fourth Amendment”) that waived these covenant defaults, revised the Company’s financial covenants, added additional applicable rate margin spread pricing tiers and effective October 1, 2012, added a payment in kind (PIK) interest rate of 200 basis points, a portion of which is payable under certain conditions.

Direct Import Programs

We have begun to move a portion of our business with certain customers to a direct import program.  With a direct import program, product is shipped FOB directly to the customer from the supplier at the time of shipment and we are able to receive payment from the customer prior to paying the supplier, thereby improving our cash flow.  Currently, approximately 2% of our sales are made under a direct import program and we continue to work with key customers to increase participation in direct import programs.

Goodwill and Intangible Asset Impairment

Due to the sustained decrease in our results of operations (below forecasts) and stock price during the third quarter of 2012, we undertook an interim goodwill and intangible asset impairment analysis and engaged a third party to assist management in valuing goodwill and other intangible assets recorded on our balance sheet.  As a result, management determined that the estimated fair value of certain indefinite lived intangibles and implied fair value of our goodwill were lower than their respective carrying value, and the Company recorded an estimated aggregate non-cash impairment charge of $70,198 in the third quarter of 2012.  The non-cash impairment charge consisted of a write down of goodwill of $61,908 and a write down of a portion of intangible assets of $8,290.  These charges affected our financial condition and results of operation for the third quarter ended September 30, 2012; however, they have no impact on our day-to-day operations or liquidity and will not result in any future cash expenditures.  We are finalizing our review of the valuation studies but do not expect any material changes to the impairment charge.

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

•                  Retail Market Conditions.  Our industry is very competitive, with increasing pressure from mass merchant retailers on pricing in reaction to perceived lack of consumer confidence.  These customers continue to seek favorable pricing and increased promotional activity from us and we expect this trend will continue through the end of 2012 and into 2013.  We continue to seek to reduce pressure on gross margins through a variety of methods, including reducing manufacturing costs and locating lower-cost sources of supply. We have also begun raising prices on certain products and phasing out lower margin products.  However, we may not be able to increase prices or decline requests for mark-downs and/other other allowances from some of our larger, retail customers due to market and competitive factors.

•                  Debt Financing.  In November 2012, we amended our existing credit facility which modified financial covenants under that agreement.  The Company’s ability to borrow under the Loan Agreement is subject to its ongoing compliance with these modified financial covenants.  As of September 30, 2012, we had an outstanding principal balance of approximately $76.5 million under the agreement.  Because part of our cash flow must go to interest payments on our existing indebtedness, the amount of available cash for working capital, capital expenditures, acquisitions and other general corporate purposes may be limited.

Results of Operations

Condensed Consolidated Statement of Income

For the Three and Nine Months Ending September 30, 2012 and 2011

	For the three		For the nine months
	months ended		ended
	(Unaudited)		(Unaudited)
	30-Sep-12	30-Sep-11	30-Sep-12	30-Sep-11

Net Sales	$63,984	$63,342	$188,714	$182,803
Cost of Goods Sold	44,359	41,347	127,198	120,895
Gross Profit	19,625	21,995	61,516	61,908

OPERATING EXPENSES
Selling, general and administrative expenses (excluding depreciation and amortization)	18,178	16,976	53,447	49,794
Depreciation and amortization	2,050	1,562	5,728	4,646
Impairment of goodwill and intangibles	70,198	—	70,198	—
Net operating income (loss)	(70,801)	3,457	(67,857)	7,468
Interest expense, net	(938)	(774)	(2,557)	(2,096)
Income (loss) before provision for income taxes	(71,739)	2,683	(70,414)	5,372
Provision (benefit) for income taxes	(6,310)	604	(5,883)	1,209
Net Income (loss)	$(65,429)	$(2,079)	$(64,531)	$4,163

Three months ended September 30, 2012 compared with three months ended September 30, 2011

Net sales increased by 1.0% from approximately $63,342 for the three months ended September 30, 2011 to approximately $63,984 for the three months ended September 30, 2012. The sales increase was primarily attributable to higher sales in the furniture, nursery and play categories partially offset by lower sales in the gear product category.

Gross profit decreased by $2,370 to approximately $19,625 for the three months ended September 30, 2012 from approximately $21,995 for the three months ended September 30, 2011. The decrease in gross profit in the third quarter ended September 30, 2012 resulted from an unfavorable product mix caused primarily by higher sales in the lower margin furniture category, a decline in sales in the higher margin gear category and a one-time $530 charge to cost of goods sold to write off obsolete inventory acquired from Born Free., Ltd. In addition, markdown and returned goods allowances were higher by $1,558 in the three months ended September 30, 2012 as compared with the same period in the prior year.

Selling, general and administrative expenses (excluding depreciation and amortization and stock-based compensation) increased by 8.3% from approximately $16,641 for the three months ended September 30, 2011 to approximately $18,030 for the three months ended September 30, 2012. The increase of $1,389 is mainly comprised of an increase in selling expense related to higher promotional costs in customer cooperative advertising, higher out bound freight expense and increased royalty payments under licensing agreements. General and administrative expense declined in the three months ended September 30, 2012 compared with the same period in the prior year by approximately $800 which is net of a one time non-cash charge of $453. The reduction in general and administrative expense is the result of various overhead cost reduction efforts initiated by the Company at the end of the second quarter of this year. The $453 charge is the result of the Company finalizing the net asset adjustment as defined in the Purchase Agreement relating to the acquisition of Born Free. We do not expect any future charges will be required to the net asset adjustment or potential earn-out payments in connection with the Born Free acquisition.

Interest expense increased to approximately $938 for the three months ended September 30, 2012 from approximately $774 for the three months ended September 30, 2011, primarily as a result of higher interest costs and increased borrowings required to fund working capital needs.

Nine months ended September 30, 2012 compared with nine months ended September 30, 2011

Net sales increased by 3.2% from approximately $182,803 for the nine months ended September 30, 2011 to approximately $188,714 for the nine months ended September 30, 2012. The sales increase was primarily attributable to higher sales in the furniture, nursery, feeding and safety categories offset, in part, by lower sales in the monitor and gear categories in the nine months ended September 30, 2012 as compared with the same period in the prior year.

Gross profit decreased by $392 from approximately $61,908 for the nine months ended September 30, 2011 to approximately $61,516 for the nine months ended September 30, 2012. The decline in gross profit in the nine months ended September 30, 2012 can be attributed to an unfavorable product mix, in particular, caused by an increase in lower margin sales in the furniture category, a decrease in sales in the higher margin monitor category and a one-time $530 adjustment to cost of goods sold pertaining to the write off of obsolete inventory acquired from Born Free. In addition, markdown and returned goods allowances were higher by $3,480 in the nine months ended September 30, 2012 as compared with the nine months ended September 30, 2011.

Selling, general and administrative expenses (excluding depreciation and amortization and stock-based compensation) increased by about 7.6% from approximately $48,957 for the nine months ended September 30, 2011 to approximately $52,680 for the nine months ended September 30, 2012. The increase is mainly the result of higher promotional costs related to customer cooperative advertising and placement of consumer ads, higher royalty payments under licensing agreements and an increase in other variable selling costs associated with the increase in sales. Excluding the one-time charge of $453 related to the Born Free net asset adjustment, general and administrative expense was slightly lower in the nine months ended September 30, 2012 compared with the same period in the prior year as we begin to benefit from overhead cost reductions initiated at the end of the second quarter of 2012.

Interest expense increased from approximately $2,096 for the nine months ended September 30, 2011 to approximately $2,557 for the nine months ended September 30, 2012, primarily as a result of higher interest costs and increased borrowings required to fund working capital needs.

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

Our sales have increased significantly over the past several years. This sales growth has led to a substantial increase in working capital requirements, specifically trade receivables and inventory. The typical cash flow cycle is as follows:

•                  Inventory is purchased to meet expected demand plus a safety stock. Because the majority of our vendors are based in Asia, inventory takes from four to six weeks to arrive from Asia to the various distribution points we maintain in the United States, Canada and the United Kingdom. Payment terms for these vendors are approximately 30-60 days from the date the product ships from Asia, therefore, we are generally paying for the product a short time after it is physically received in the United States, Canada and the United Kingdom. The increased sales we have experienced result in the requirement for increased levels of inventory purchases, and therefore an increase in the amount of cash required to fund our inventory level.  During the third quarter, we were successful in negotiating extended terms with our supplier base thereby improving cash flow and our working capital position.

•                  Sales to customers generally have payment terms of 60 days. The increased sales have resulted in an increase in the level of accounts receivable, and therefore have increased the amount of cash required to fund working capital.  During the third quarter of 2012, we were also able to negotiate improved payment terms with customers thereby improving our working capital position.

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

For the nine months ended September 30, 2012, net cash provided by operating activities was $42 compared to net cash provided by operating activities of $7,164 at September 30, 2011. In 2012, this decline in cash provided by operating activities was primarily due to a net loss of $64,531 for the nine-month period ended September 30, 2012, an increase in trade receivables of $4,975 and a decrease in accounts payable and accrued expenses of $9,718. In 2011, net cash provided by operating activities was primarily the result of net income earned in the amount of $4,163 and a decrease in inventory of $4,519.

Net cash used in investing activities in the nine months ended September 30, 2012 was $3,806 compared to $18,848 at September 30, 2011. The significant decrease is due to the fact that the nine months ended September 30, 2011 reflects the recording of the acquisition of Born Free of $13,960 and lower purchases of property, plant and equipment of approximately $1,000 in the nine months ended September 30, 2012 compared with the same period in the prior year.

Net cash provided by financing activities in the nine months ended September 30, 2012 was $14,561 compared to $12,391 at September 30, 2011. The increase in cash provided by financing activities for the nine months ended September 30, 2012 is attributable to higher borrowings of approximately $4,160 offset by fewer stock options being exercised of approximately $1,990.

Based on the above factors, the net cash increase for the nine months ended September 30, 2012 was $10,684, resulting in a cash balance of $11,899 at September 30, 2012.

We have traditionally funded our increased working capital needs utilizing operating cash flow and our credit facility as recently amended, as further described below.  Based on current assumptions regarding the timing of expenditures and forecasted cash flow, our operating cash flow combined with borrowings under our credit facility are expected to be sufficient to fund our operations and capital requirements for at least the next 12 months.

However, any significant deviation in actual results from our expected results of operations, any significant deviation in the timing of material expenditures from current estimates, any significant business or product acquisitions, or other significant unanticipated expenses could result in our not meeting our financial covenants under the terms of our recently amended credit facility and the lenders could declare a default, which would have a material adverse effect on our financial condition and results of operations.  If access to our credit facility is limited or terminated, our liquidity would be constrained affecting our operations and growth prospects, and we would need to seek additional equity or debt financing.  There is no assurance that such financing would be available on acceptable terms or at all.  Furthermore, any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants that could impede our ability to effectively operate and grow our business in the future.

In addition, based on the scheduled credit facility maturity date of December 31, 2013, absent a further amendment or restructuring of the debt, all obligations under the credit facility will need to be reclassified to short-term debt on our financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012.  As a result, prior to the issuance of the annual financial statements we intend to replace the facility with alternative bank financing or other equity or debt financing.  While we are currently in the process of seeking financing to replace the existing credit facility, there can be no guarantee that we will obtain such financing on acceptable terms, within the time period required, and any such terms may be less favorable to the Company.  As noted above, any financing may also include an equity financing, which could result in dilution to our existing stockholders.  If we are unsuccessful at obtaining financing to replace our existing credit facility or an extension of the maturity date of our existing facility, our ability to continue as a going concern may be adversely affected by the reclassification of our long-term debt to short-term debt and subsequent maturity of our existing credit facility.

Credit Facility

In August 2010, the Company and its subsidiaries entered into a secured credit facility with Bank of America, N.A., as Administrative Agent, and each of the financial institutions as a signatory to the agreement. The agreement was subsequently amended on March 24, 2011, November 9, 2011, May 11, 2012 and, as described below, on November 7, 2012 (as amended, the “Loan Agreement”). The Loan Agreement provides for an $80,000 working capital revolving credit facility. The amounts outstanding under the revolving credit facility are payable in full upon maturity of the credit facility on December 31, 2013. The credit facility is secured by substantially all of the assets of the Company. The amount outstanding on the credit facility at September 30, 2012 was $76,500; the total borrowing capacity at September 30, 2012 was approximately $80,000.

As of September 30, 2012, the Company was not in compliance with the consolidated EBITDA and the consolidated leverage ratio covenants under the terms of the Loan Agreement as of that date.  On November 7, 2012, the Company entered into an amendment (the “Fourth Amendment”) that waived these covenant defaults, revised the Company’s financial covenants, added additional applicable rate margin spread pricing tiers and added a payment in kind (PIK) interest rate of 200 basis points on any outstanding loan balance effective October 1, 2012, as further described in Note 10 to the unaudited consolidated financial statements included in this report.

The Company’s ability to borrow under the Loan Agreement is subject to its ongoing compliance with certain financial covenants, as revised in the Fourth Amendment, including that (a) the Company and its subsidiaries maintain and earn on a consolidated basis as of the last day of each fiscal quarter, consolidated EBITDA (as defined in the Loan Agreement) for the twelve month period ending on such date equal to or greater than (i) $12,500 beginning with the twelve month period ending September 30, 2012,(ii) $10,500 for the twelve month period ending December 31, 2012, (iii) $10,000 for the twelve month period ending March 31, 2013, (iv) $12,500 for the twelve month period ending June 30, 2013, and (v) $17,000 for the twelve month period ending September 30, 2013 and thereafter; (b) the Company and its subsidiaries maintain a ratio of consolidated total funded debt to consolidated EBITDA (the “consolidated leverage ratio”) of not greater than 6.25:1.00 beginning with the twelve month period ending September 30, 2012, of not greater than 6.75:1.00 for the twelve month period ending December 31, 2012, of not greater than 7.00:1.0 for the twelve month period ending March 31, 2013, of not greater than 6.00:1.0 for the twelve month period ending June 30, 2013, and of not greater than 4.00:1.00 for the twelve month period ending September 30, 2013, and thereafter; and (c) the Company and its subsidiaries maintain a fixed charge ratio of at least 1.50 to 1.00 for the twelve month period ending September 30, 2012, 1.10:1.00 for the twelve month period ending December 31, 2012, 1.00:1.00 for the twelve month period ending March 31, 2013, 1.25:1.00 for the twelve month period ending June 30, 2013, and 1.50:1.00 for the twelve month period ending September 30, 2013 and thereafter.  The Company was required to pay a fee in the amount of $200 in connection with the Fourth Amendment.

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

Aggregate maturities of long term debt related to this note are as follows:

Year ending December 31:	2012	$0
	2013	76,500
	Total	$76,500

As of September 30, 2012, the Loan Agreement allows the Company to borrow under the credit facility at LIBOR or at a base rate, plus applicable margins based on the funded debt to EBITDA leverage ratio for the most recent twelve month rolling quarter end. Applicable margins at September 30, 2012 varied between a 200 to 375 basis point spread over LIBOR and between a zero to 175 basis point spread on base rate loans. The Company has also entered into various interest rate swap agreements which effectively fix the interest rates on a portion of the outstanding debt, of which, the last agreement matured on June 7, 2012. As of September 30, 2012, the interest rate on these credit facility dates averaged 4.09%. In addition, the credit facility has an unused line fee based on the unused amount of the credit facility equal to 25 basis points.  Pursuant to the Fourth Amendment, as further described in Note 10, beginning October 1, 2012, the applicable margins no longer vary depending upon the funded debt to EBITDA leverage ratio and are instead fixed at 4.75% for Eurodollar or BBA LIBOR rate loans and L/C fees and 2.75% for base rate loans through March 31, 2013, increasing by 1.00% each fiscal quarter thereafter.  In addition, beginning on October 1, 2012, loans will begin bearing additional interest of 2.00% per annum not paid in cash but payable in kind by adding such accrued interest to the outstanding principal of the loans, or “PIK interest.”

The Loan Agreement also contains customary events of default, including a cross default provision and a change of control provision. In the event of a default, all of the obligations of the Company and its subsidiaries under the Loan Agreement may be declared immediately due and payable. For certain events of default relating to insolvency and receivership, all outstanding obligations become due and payable. Accordingly, as a result of the failure to meet any of the financial or other covenants under the Loan Agreement, the lenders may declare an event of default, which would have a material adverse affect on the Company’s financial condition and results of operations. If access to our credit facility is limited or terminated, liquidity would be constrained, affecting the Company’s operations and growth prospects, and the Company would need to seek additional equity or debt financing. There is no assurance that such alternative financing would be available on acceptable terms or at all. Furthermore, any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants that could impede the Company’s ability to effectively operate and grow its business in the future.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

Not required.

ITEM 4.    Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as of September 30, 2012.  Our principal executive officer and principal financial officer have concluded, based on this evaluation, that our controls and procedures were effective as of September 30, 2012.

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

ITEM 1A. Risk Factors

There have been no material changes to the risk factors set forth in Part I., Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K, except as set forth below:

Deviations from expected results of operations and expected cash requirements could adversely affect our financial condition and results of operations

Any significant deviation in actual results from our expected results of operations, any significant deviation in the timing of material expenditures from current estimates, any significant business or product acquisitions, or other significant unanticipated expenses could result in our not meeting our financial covenants under the terms of our recently amended credit facility and the lenders could declare a default, which would have a material adverse effect on our financial condition and results of operations.  If actual events, circumstances, outcomes and amounts differ from judgments, assumptions and estimates made or used in determining the amount of certain assets (including the amount of recoverability of property, plant and equipment, intangible assets, valuation allowances for receivables, inventories and deferred income tax assets), liabilities (including accruals for income taxes and liabilities) and or other items reflected in our consolidated financial statements, it could adversely affect our results of operations and financial condition.  If access to our credit facility is limited or terminated, our liquidity would be constrained, affecting our operations and growth prospects, and we would need to seek additional equity or debt financing.  There is no assurance that such financing would be available on acceptable terms or at all.  Furthermore, any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants that could impede our ability to effectively operate and grow our business in the future.

We anticipate that we will be required to restructure our indebtedness.

Based on the scheduled credit facility maturity date of December 31, 2013, absent a further amendment or restructuring of the debt, all obligations under the credit facility will need to be reclassified to short-term debt on our financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012.  As a result, prior to the issuance of these financial statements we intend to replace the facility with alternative bank financing or other equity or debt financing.  While we are currently in the process of seeking financing to replace the existing credit facility, there can be no guarantee that we will obtain such financing on acceptable terms, within the time period required, and any such terms may be less favorable to the Company.  As noted above, any financing may also include an equity financing, which could result in dilution to our existing stockholders.  If we are unsuccessful at obtaining financing to replace our existing credit facility or an extension of the maturity date of our existing facility, our ability to continue as a going concern may be adversely affected by the reclassification of our long-term debt to short-term debt and maturity of our existing credit facility.

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

Summer Infant, Inc.

Date: November 14, 2012	By:	/s/ Jason Macari
Jason Macari
Chief Executive Officer

Date: November 14, 2012	By:	/s/ Paul Francese
Paul Francese
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1

Offer Letter and Change of Control Agreement between Summer Infant, Inc. and Paul Francese (Incorporated by reference to Exhibits to the Registrant’s Current Report on Form 8-K filed September 13, 2012)

10.2	Non-Qualified Stock Option Agreement between the Registrant and Paul Francese

10.3	Restricted Stock Award Agreement between the Registrant and Paul Francese

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

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