Form 10-K
period 2012-12-31
Summer Infant, Inc.
filed 2013-03-13
CIK 1314772

Use these links to rapidly review the document

INDEX TO FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

         Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒

         The aggregate market value of the voting and non-voting common equity held by non-affiliates, based on the closing price of the registrant's Common Stock as reported on the Nasdaq Capital Market on June 30, 2012, was approximately $37.2 million. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

         The number of shares issued and outstanding of the registrant's common stock as of March 1, 2013 was 18,133,945 (excluding unvested restricted shares that have been issued to employees).

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Proxy Statement for its 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

        This annual report on Form 10-K contains, in addition to historical information, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on management's current expectations and include statements that are not historical facts and that express, or involve discussions as to, our expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "intends," "plans," and "believes) Forward-looking statements are subject to a number of factors and uncertainties which could cause actual results to differ materially from those projected or suggested in forward-looking statements as a result of various factors including, but not limited to, the risk factors discussed in Item 1A. Risk Factors and in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of this annual report on Form 10-K. All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements. New factors may emerge from time to time, and it is not possible for us to predict all such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I

        Note that all dollar amounts in Part I are in thousands of U.S. dollars unless otherwise noted.

Item 1.    Business

General

        Founded in 1985 and publicly traded on the Nasdaq Stock Market since 2007 under the symbol "SUMR," we are a global designer, marketer, and distributor of branded juvenile health, safety and wellness products (for ages 0-3 years) that are sold principally to large North American and European retailers.

        We currently market our products in the monitoring, health and safety, nursery, baby gear, feeding, play and furniture product categories. Most of our products are sold under our core brand names of Summer® and Born Free®. We also market certain products under license agreements.

        Our products are sold globally primarily to large, national retailers as well as independent retailers. In North America, our customers include Babies R Us, Wal-Mart, Target, Amazon.com, Burlington Coat Factory, Buy Buy Baby, Kmart, Home Depot, and Lowe's. Our largest European-based customers are Mothercare, Toys R Us, Argos and Tesco. We also sell through several international representatives to select international retail customers in geographic locations where we do not have a direct sales presence.

        The juvenile products industry is estimated to be $12 billion worldwide and consumer focus is on quality, safety, innovation, and style. Due to the halo effect of baby products in retail stores, there also is a strong retailer commitment to the juvenile category.

        Our principal executive office is located at 1275 Park East Drive, Woonsocket, Rhode Island 02895. Our telephone number is 401-671-6550. Our internet address is www.summerinfant.com. We maintain sales, marketing and distribution offices in Canada, Australia and England, which services the United Kingdom and other parts of Europe. We maintain a product development, sales, engineering and quality assurance office in Hong Kong.

Strategy

        At the end of fiscal 2012, we began a review of our business strategy and product lines. Historically, we have focused on growing sales through a combination of increased product penetration and store penetration, offering new products, adding new mass merchant retail customers and distribution channels, international expansion, and acquisitions. As a result of our ongoing review, we are refining our business strategies to focus on our core strengths and to improve profitability.

        While our business strategy review is ongoing, we have identified key areas of our strategy going forward. Our strategy is focused on our core strengths as a supplier of innovative and high quality juvenile products with a commitment to provide excellent customer service to our customers. Focus and execution with be a core mantra of the Company driving future growth and profitability and further development and support of our relationships with both retails partners and end-users of our products. By renewing our focus on these core strengths, we expect to drive future growth and improved profitability and to further develop and strengthen our relationships with retail partners and end-users of our products based on the following key strategies:

  •
  Continuing Innovation—We will continue to leverage our in-depth knowledge of our customers and end-user consumers to deliver high quality, innovative products to the marketplace. We also will continue to focus on a "good, better, best" approach to price points to create products that appeal to different categories of end consumers. To the extent it is consistent with our strategy, we may acquire new products or expand existing product categories. We believe our product development expertise differentiates us from other companies in this market.

  •
  Cultivating Relationships—We believe we have strong relationships with our customers and suppliers. We have long-standing, solid partnerships with each of our retail partners. We also have developed strong relationships with a group of suppliers that provide us with flexibility needed to engineer our products in a cost-efficient manner and to respond quickly to customer demands, We will continue to focus on building on these existing relationships to increase our presence in these stores and to expand with our customers as they enter new geographic locations. We will also continue to work with a growing number of specialty retail operators that would permit us continue our pursuit of a "good, better, best" approach and access to customers seeking differentiated products and support.

  •
  Building Brands—Historically, we have marketed products under our own brands, under license agreements for other brands, or under private label agreements. Going forward, our focus will be on building our core brands of Summer® and Born Free®, particularly among first-time prenatal moms, through improved marketing, including through social media.

  •
  Executing Operational Excellence—Our entire organization is focused on delivering operational excellence, and we have already begun initiatives, such as SKU rationalization and implementation of a direct import program, that we expect to favorably impact our operations while also providing improved results. By improving our analytic and forecasting capabilities, product development process, and managing working capital and costs, we expect to improve internal processes that should, in turn, benefit our customers.

        We believe that, based on our core strengths and strategic priorities, we are well-positioned to capitalize on positive market trends, including that U.S. birth rates are predicted to increase in 2013 after several years of low birth rates.

Products

        We currently market more than 1,100 products in seven product categories including monitoring, health and safety, nursery, baby gear, feeding products, play, and furniture. No single product sold generated more than 10% of sales for the year ended December 31, 2012. The majority of our products are sold under the Summer® and Born Free® brands.

        We have also marketed certain products under licenses with Carter's®, Garanimals®, and Disney®. Anchor products in our seven product categories are as follows:

Monitoring	Health & Safety	Nursery	Baby Gear	Feeding Products	Play	Furniture
Video	Gates	Swaddle	Car Seats / Travel Systems	Bottles	Support Seats	Cribs
Audio	Bath	Travel Accessories	Play yards	Drinking Cups	Soothers	Changing Tables
Internet	Potties	Safe Sleep	Bassinets	Breastfeeding	Bath Toys	Dressers
	Boosters		Bouncers	Electronics

Product Development and Design

        Product development drives innovation, a critical element of our strategy and success to date. We strive to produce proprietary products that offer distinctive benefits, are visually appealing, provide convenience and will appeal to the mid-tier and upper-tier consumers. Our retail customers are strategically motivated to buy innovative products in order to provide differentiation from their competitors. We design the majority of our own products and our main product development efforts are located at our Rhode Island headquarters. We also have development efforts in China and the United Kingdom. In addition to new product development, we continuously look for ways to improve upon existing products based on feedback from our customers and focus on the end-user experience, safety, and opportunities to improve our cost structure and pricing.

        We engage in market research and test marketing to evaluate consumer reactions to our products. We also research customer buying trends and analyze information from retail stores, our sales force, focus groups, industry experts, vendors, and our product development personnel. We continually analyze our products to determine whether they should be upgraded, modified, and/or discontinued.

        In 2012, we introduced our new Peek™Plus internet baby monitor system and re-launched our Born Free line of feeding products including baby bottles, drinking cups, sterilizing systems, and bottle warming systems. In 2013, we plan to re-launch our PRODIGY™ travel system with new fashion and an improved stroller platform and our next generation fully internet capable monitor system, Peek2®, which will have applications beyond the juvenile market.

Suppliers and Manufacturing

        Substantially all of our other products are manufactured in Asia (primarily China) and Israel. We also use several manufacturers in the United States for certain injection molded products, including bath tubs, potty seats and booster seats, which typically account for approximately 15% of our annual sales.

        We are not dependent on any one supplier since we use many different manufacturers and we own the tooling and molds used for our products. Our Hong Kong subsidiary provides us with a local sourcing presence and the ability to oversee quality, electronic engineering and other issues that may arise during production. Generally, we buy finished goods from manufacturers and thus are not directly procuring raw materials for product manufacturing. Historically, we have not experienced any significant disruption of supply to date as a result of raw material shortages or other manufacturing factors, but there is the possibility that shortages could occur in the future based on a variety of factors beyond our control.

        Transportation of Asia-made goods to our warehouses typically takes three to four weeks, depending on the location of the warehouse. We maintain our inventory at warehouses located in the

United States, Canada, Asia, and the United Kingdom. Most of our customers pick up their goods at regional warehouses. We also use UPS and other common carriers to arrange shipments to customers (primarily smaller retailers and specialty stores) that request such arrangements. In 2011, our East Coast distribution center was consolidated into our West Coast distribution center to reduce costs. In 2012, we implemented a direct import program which we are expanding in 2013, in order to reduce costs and shipping time to customers.

Sales and Marketing

        Our products are largely marketed and sold through our own direct global sales force, which includes industry experienced professionals. We have also established a strong network of independent manufacturers' representatives and distributors, who provide sales and customer service support for the remaining portion of North American and international sales. On-line sales have continued to grow during recent years consistent with increased online shopping by consumers.

        Sales are recognized upon transfer of title of product to our customers and are made utilizing standard credit terms of 30 to 60 days. We generally accept returns only for defective merchandise.

        Marketing, promotion and consumer education are important parts of the juvenile products industry. Historically, a significant percentage of our promotional spending has been structured in coordination with our large retail partners. For 2013, our plans include increasing opportunities to create awareness and outreach to both our retail partners and our end-use consumer. In further support of this communication effort, we have recently added additional functionality and capabilities to our website.

        In addition, we will continue to support the promotion and presence of Summer brands and products in the marketplace with our new showroom and planogram space at our principal facilities in Woonsocket, RI, continued participation at select industry trade shows, trade and consumer advertising, as well as enhanced internet based promotional activities.

        Customer service is a critical component of our marketing strategy. We maintain an internal customer service department that responds to customer inquiries, investigates and resolves issues and generally assists customers and/or consumers.

Competition

        The juvenile product industry has many participants, none of which have dominant market share, though certain companies have disproportionate strength in certain product segments. We compete with a number of different competitors, depending on the product category, and compete against no single company across all of our product categories. Our largest direct competitors are Dorel Industries (including Safety 1st and Cosco brands), Evenflo (Evenflo, Gerry, and Snugli brands), Kid Brands, Inc., Fisher-Price (part of Mattel, Inc.), The First Years (a subsidiary of Tomy Corporation) and Graco (a subsidiary of Newell Rubbermaid). In addition, we compete in several of our product lines with a number of private companies, such as KidCo, Inc. and Munchkin.

        The primary methods of competition in the industry consist of product innovation, brand positioning, quality, price timely distribution, and other factors. Our competitive strengths include our product development expertise, our ability to develop innovative new products, relationships with major retailers, and the quality and pricing of our products.

Intellectual Property

        We rely on a combination of patents, licenses and trade secrets to protect our intellectual property. Our patents currently in effect include various design features related to bedrails, infant seats, bouncers, and potty chairs, with several other patents pending for monitors, baby swings, and other items. The patents expire at various times during the next 20 years. Our focus on continuous product improvement and innovation provides constant strength and renewal of our patent portfolio, well before expiration dates. We also have license agreements relating to the use of patented technology owned by third parties in certain of our products.

Customers

        Our top seven customers together comprised more than 74% of our sales in fiscal 2012 and fiscal 2011. These customers include Babies R Us/Toys R Us, Wal-Mart, Target, Amazon.com, Burlington Coat Factory, Buy Buy Baby, and K-Mart. Of these customers, three generated more than 10% of sales for fiscal 2012: Toys R Us (32%), Walmart (18%) and Target (10%). Three customers generated more than 10% of sales for fiscal 2011: Toys R Us (39%), Walmart (11%) and Target (10%).

        We have no long-term contracts with these customers and because of the concentration of our business with these customers, our success depends on our customers' willingness to purchase and provide shelf space for our products.

Seasonality

        We do not see significant variations in seasonal demand for our products. Sales history has exhibited some higher volume at times associated with initial shipments of new products. These orders usually incorporate enough product inventory to fill each store plus additional amounts to be kept at the customer's distribution center. The timing of these initial shipments varies by customer depending on when they finalize store layouts for the upcoming year, and whether there are any mid-year product introductions.

Geographic Regions

        In 2012 and 2011, North America accounted for approximately 93% and 90%, respectively, of our total net sales; the remaining sales were in the United Kingdom and all other geographies.

Regulatory Matters

        We obtain all necessary regulatory agency approvals for each of our products. In the U.S., these approvals may include, among others, one or more of the following: Consumer Product Safety Commission ("CPSC"), the American Society of Test Methods ("ASTM"), the Juvenile Products Manufacturing Association ("JPMA"), the Federal Communications Commission ("FCC") and the Food and Drug Administration ("FDA"). We conduct our own internal testing, which utilizes a "foreseeable use and abuse" testing method and is designed to subject each product to the "worst case scenario." Our products are also frequently tested by independent government certified labs.

Insurance

        We carry a product liability insurance policy that provides us with $15,000 of liability coverage with a minimal deductible. We consult with our insurers to ascertain appropriate liability coverage for our product mix. We believe our current coverage is adequate for our existing business and will continue to evaluate our coverage in the future in line with our expanding sales and product breadth.

Employees

        As of December 31, 2012, we employed a total of 237 full time people, 133 of whom work in the headquarters in Rhode Island. Our employees are not covered by a collective bargaining agreement. We consider our employee relations to be good.

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

        A small number of large, retail customers account for a majority of our sales. In fiscal 2012, Babies R Us/Toys R Us generated 32% of our total sales, and a total of seven customers accounted for more than 74% of our total sales. We have no long-term contracts with these customers and because of the significant concentration of our business with these customers, our success depends on our customers' willingness to continue to purchase and provide shelf space for our products. An adverse change in our relationship with any of our large customers could adversely affect our results of operations and financial condition.

Liquidity or other financial problems of our key customers could have a significant adverse effect on our business, financial condition and results of operations.

        Sales we make to customers are typically made on credit without collateral. There is a risk that key customers will not pay, or that payment may be delayed, because of contraction of credit availability to such customers, weak retail sales or other factors beyond our control, which could increase our exposure to losses from bad debts. In addition, if key customers were to cease doing business or significantly reduce the number of stores operated, it could have a significant adverse effect on our business, financial condition, and results of operations.

Our ability to grow and compete will be harmed if we do not successfully satisfy consumer preferences, enhance existing products, develop and introduce new products, and achieve market acceptance of those products.

        Our business and operating results depend largely upon the appeal of our products to the end user; consumers. Consumer preferences, particularly among parents whom are often the end purchasers of our products, are constantly changing. Our success largely depends on our ability to identify emerging trends in the infant and juvenile health, safety and wellness marketplace, and to design products that address consumer demand and prove safe and cost effective. Our product offerings compete with those of many other larger companies. Many of these companies enjoy broad brand recognition and significant distribution channel relationships, and as a result our market position is always at risk.

        Our ability to maintain and increase our current market share will depend upon our ability to anticipate changes in consumer preferences and satisfy these preferences, enhance existing products, develop and introduce new products and establish and grow distribution channels for these products, and ultimately achieve market acceptance of these products.

An inability to develop and introduce planned new products or product lines in a timely and cost-effective manner may damage our business.

        In developing new products and product lines, we have anticipated dates for the associated product introductions. When we state that we will introduce, or anticipate introducing, a particular product or product line at a certain time in the future those expectations are based on completing the associated development, implementation, and marketing work in accordance with our currently anticipated development schedule. There is no guarantee that we will be able to manufacture, source and ship new products in a timely manner and on a cost-effective basis to meet constantly changing customer demands. The risk is also heightened by the sophistication of certain products we are designing, in terms of combining digital and analog technologies, utilizing digital media to a greater degree, and providing greater innovation and product differentiation. Unforeseen delays or difficulties in the development process, significant increases in the planned cost of development, or changes in anticipated consumer demand for our products may cause the introduction date for products to be later than anticipated or, in some situations, may cause a product introduction to be discontinued.

The intense competition in our markets could reduce our net sales and profitability.

        We operate in a highly competitive market and compete with several large domestic and foreign companies and with other producers of infant and juvenile products. Many of our competitors have longer operating histories, greater brand recognition, and greater financial, technical, marketing and other resources than us. In addition, we may face competition from new participants in our markets because the infant and juvenile product industry has low barriers to entry. We experience price competition for our products, competition for shelf space at retailers and competition for licenses, all of which may increase in the future. If we cannot compete successfully in the future, our net sales and profitability will likely decline.

We rely on external financing to help fund our operations. Covenants in our debt agreements may affect our liquidity or limit our ability to complete acquisitions, incur debt, make investments, sell assets, merge or complete other significant transactions.

        In order to meet our working capital needs, we rely on our revolving credit facility for working capital. In 2013, we entered into a new credit agreement expiring in 2018, which provides for a $80 committed asset-based revolving credit facility and a loan agreement for a $15 million secured term loan. These credit agreements contains certain covenants that place limitations on or restrict a number of our activities, including our ability to:

  •
  incur additional debt;

  •
  create liens on our assets or make guarantees;

  •
  make certain investments or loans;

  •
  pay dividends; or

  •
  dispose of or sell assets or enter into a merger or similar transaction.

        In addition, our debt agreements contain financial covenants that were set at the time we entered into the agreement. Our performance and financial condition may not meet our original expectations, causing us to fail to meet such financial covenants. These restrictive covenants may limit our ability to engage in acts that may be in our best long-term interests. Non-compliance with the covenants in our debt agreements could result in us being unable to utilize borrowings under our revolving credit facility, a circumstance which potentially could occur when operating shortfalls would most require supplementary borrowings to enable us to continue to fund our operations. If we are unable to generate sufficient available cash flow to service our outstanding debt we would need to refinance such debt or face default. There is no guarantee that we would be able to refinance debt on favorable terms, or at all.

Deviations from expected results of operations and expected cash requirements could result in a failure to meet financial covenants under our debt agreements which would adversely affect our financial condition and results of operations.

        Any significant deviation in actual results from our expected results of operations, any significant deviation in the timing of material expenditures from current estimates, any significant business or product acquisitions, or other significant unanticipated expenses could result in our not meeting our financial covenants under the terms of our credit facility and term loan and the lenders could declare a default, which would have a material adverse effect on our financial condition and results of operations. If actual events, circumstances, outcomes and amounts differ from judgments, assumptions and estimates made or used in determining the amount of certain assets (including the amount of recoverability of property, plant and equipment, intangible assets, valuation allowances for receivables, inventories and deferred income tax assets), liabilities (including accruals for income taxes and liabilities) and or other items reflected in our consolidated financial statements, it could adversely affect our results of operations and financial condition. If access to our credit facility is limited or terminated, our liquidity would be constrained, affecting our operations and growth prospects, and we would need to seek additional equity or debt financing. There is no assurance that such financing would be available on acceptable terms or at all. Furthermore, any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants that could impede our ability to effectively operate and grow our business in the future.

We are dependent on key personnel, and our ability to grow and compete in our industry will be harmed if we do not retain the continued services of our key personnel, or we fail to identify, hire, and retain additional qualified personnel.

        We are dependent on the efforts of our management team, particularly our Chief Executive Officer, and the loss of services of members of our management team with substantial experience in the infant and juvenile health, safety and wellness markets could have an adverse effect on our business. If any members of management leave, their departure could adversely affect our ability to design new products and to maintain and grow the business.

        In addition, if we expect to grow our operations, it will be necessary for us to attract and retain additional qualified personnel. The market for qualified and talented product development personnel in the consumer goods market, and specifically in the infant and juvenile health, safety and wellness products market, is intensely competitive. If we are unable to attract or retain qualified personnel as needed, the growth of our operations could be slowed or hampered.

We rely on foreign suppliers in Asia to manufacture the majority of our products, and any adverse change in our relationship with our suppliers could harm our business.

        We rely on numerous third-party suppliers located in Asia for the manufacture of most of our products. While we believe that alternative suppliers could be located if required, our product sourcing could be affected if any of these suppliers do not continue to manufacture our products in required quantities or at all, or with the required levels of quality. We enter into purchase orders with our foreign suppliers and do not enter into any long-term supply contracts. In addition, difficulties encountered by these suppliers, such as fire, accident, natural disasters, outbreaks of contagious diseases, or political unrest, could halt or disrupt production at the affected locations, resulting in delay or cancellation of orders. Any of these events could result in delayed deliveries by us of our products, causing reduced sales and harm to our reputation and brand name.

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

        Any of these events or circumstances could disrupt the supply of our products or increase our expenses. Because of the importance of our international sourcing of manufacturing to our business, our financial condition and results of operations could be significantly harmed if any of the risks described above were to occur or if we are otherwise unsuccessful in managing our global operations.

Intellectual property claims relating to our products could increase our costs and adversely affect our business.

        We have, from time to time, received claims of alleged infringement of patents relating to certain of our products, and we may face similar claims in the future. These claims relate to alleged patent infringement and are primarily the result of newly-issued patents that were not in force when we initially brought the subject products to market. The defense of intellectual property claims can be costly and time consuming, even in circumstances where the claim is without merit. We may be required to pay substantial damages or settlement costs in order to resolve these types of claims. In addition, these claims could materially harm our brand name, reputation and operations.

Product liability, product recalls, and other claims relating to the use of our products could increase our costs.

        Because we produce infant and juvenile health, safety and wellness consumer products, we face product liability risks relating to the use by consumers of our products. We also must comply with a variety of product safety and product testing regulations. In particular, our products are subject to the Consumer Product Safety Act, the Federal Hazardous Substances Act ("FHSA") and the Consumer

Product Safety Improvement Act ("CPSIA"), which empower the Consumer Product Safety Commission (the "CPSC"), to take action against hazards presented by consumer products. With expanded authority under the CPSIA, the CPSC has and continues to adopt new regulations for safety and products testing that apply to our products. These new regulations have or likely will significantly increase the regulatory requirements governing the manufacture and sale of children's products and increase the potential penalties for noncompliance with applicable regulations. The CPSC has the authority to exclude from the market and recall certain consumer products that are found to be potentially hazardous. Consumer product safety laws also exist in some states and cities within the United States and in Canada and Europe, as well as certain other countries. If we fail to comply with these laws and regulations, or if we face product liability claims, we may be subject to damage awards or settlement costs that exceed any available insurance coverage and we may incur significant costs in complying with recall requirements. Furthermore, concerns about potential liability may lead us to recall voluntarily selected products. For instance in 2011, we undertook voluntary action to re-label our audio/video nursery monitors and recorded a charge in connection with the settlement of outstanding litigation related to our analog video nursery monitors. Complying with existing or any such additional regulations or requirements could impose increased costs on our business. Similarly, increased penalties for non-compliance could subject us to greater expense in the event any of our products were found to not comply with such regulations.

We may have exposure to greater than anticipated tax liabilities, that, if not identified, could negatively affect our consolidated operating results and net worth.

        Our provision for income taxes is subject to volatility and could be adversely affected by nondeductible equity-based compensation, earnings being lower than anticipated in jurisdictions where we have lower statutory rates and being higher than anticipated in jurisdictions where we have higher statutory rates, transfer pricing adjustments, not meeting the terms and conditions of tax holidays or incentives, changes in the valuation of our deferred tax assets and liabilities, changes in actual results versus our estimates, or changes in tax laws, regulations, accounting principles or interpretations thereof, and taxes relating to deemed dividends resulting from foreign guarantees made by certain of our foreign subsidiaries. In addition, like other companies, we may be subject to examination of our income tax returns by the U.S. Internal Revenue Service and other tax authorities. While we regularly assess the likelihood of adverse outcomes from such examinations and the adequacy of our provision for income taxes, there can be no assurance that such provision is sufficient and that a determination by a tax authority will not have an adverse effect on our results of operations.

A material impairment in the carrying value of acquired goodwill or other intangible assets could negatively affect our consolidated operating results and net worth.

        A portion of our assets are intangible, which are reviewed on an annual basis and whenever events and changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying value of these assets exceeds the current fair value, the asset is considered impaired and is reduced to fair value, resulting in a non-cash charge to earnings during the period in which any impairment is determined. Events and conditions that could result in impairment include a sustained drop in the market price of our common stock, increased competition or loss of market share, product innovation or obsolescence, or a decline of our business related to acquired companies. In 2012, we recorded an aggregate non-cash impairment charge of $69,796, consisting of a write down of goodwill of $61,908 and a write down of a portion of intangible assets of $7,888. We cannot accurately predict the amount and timing of any future impairment of assets.

We may experience difficulties in identifying suitable acquisition targets and integrating strategic acquisitions.

        In the past, we have made strategic acquisitions and continue to pursue acquisitions that are consistent with our mission and enable us to leverage our competitive strengths. While we continue to evaluate potential acquisitions, we may not be able to identify and successfully negotiate suitable acquisitions, obtain financing for future acquisitions on satisfactory terms, obtain regulatory approval for certain acquisitions or otherwise complete acquisitions in the future. An inability to identify future acquisitions could limit our future growth.

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

Our stock price has been and may continue to be volatile.

        The market price of our common stock has been, and is likely to continue to be, volatile. When we or our competitors announce new products, experience quarterly fluctuations in operating results, announce strategic relationships, acquisitions or dispositions, change earnings estimates, published financial results or other material news, our stock price is often affected. The volatility of our stock price may be accentuated during periods of low volume trading, which may require a stockholder wishing to sell a large number of shares to do so in increments over time to mitigate any adverse impact of the sales on the market price of our stock.

We rely on information technology in our operations, and any material failure, inadequacy, interruption, or security failure of that technology could harm our ability to effectively operate our business.

        We rely on information technology systems across our operations, including for management of its supply chain, sale and delivery of its products, and various other processes and transactions. Our ability to effectively manage our business and coordinate the production, distribution, and sale of its products depends on the reliability and capacity of these systems and in some instances third-party service providers. The failure of these systems to operate effectively due to service interruptions, problems with transitioning to upgraded or replacement systems, or a breach in security of these systems could cause delays in product sales and reduced efficiency of our operations, and capital investments could be required to remediate the problem.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        We are headquartered in a 52,000 square facility in Woonsocket, Rhode Island. We have a seven year lease on this facility, with an option to extend for an additional five years. We also lease small offices in Arkansas, Canada, Israel, the United Kingdom and Hong Kong.

        We maintain inventory at leased warehouses in California (approximately 442,000 square feet), Canada (approximately 31,000 square feet), Hong Kong (third party warehouse) and the United Kingdom (approximately 16,000 square feet). These leases expire at various times between 2013 and 2016.

Item 3.    Legal Proceedings

        From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

        Please see "Litigation" under Note 11. Commitments and Contingencies to our consolidated financial statements included in this report.

Item 4.    Mine Safety Disclosures

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

        Our common stock is traded on the Nasdaq Capital Market under the symbol "SUMR".

        The high and low closing prices for our common stock as reported on the Nasdaq Capital Market for the periods indicated below were as follows:

	High	Low
Fiscal Year Ended December 31, 2011
First Quarter	$8.03	$7.01
Second Quarter	$9.22	$8.00
Third Quarter	$8.79	$6.12
Fourth Quarter	$8.20	$6.12
Fiscal Year Ended December 31, 2012
First Quarter	$7.21	$4.57
Second Quarter	$6.06	$2.71
Third Quarter	$3.31	$1.71
Fourth Quarter	$2.39	$1.21

Holders of Common Stock

        As of March 1, 2013, there were 47 holders of record of our common stock. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of record holders.

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

        Note that all dollar amounts in this Item 7 are in thousands of U.S. dollars, except share and per share data.

Company Overview

        Founded in 1985 and publicly traded on the Nasdaq Stock Market since 2007 under the symbol "SUMR," we are a global designer, marketer, and distributor of branded juvenile health, safety and wellness products (for ages 0-3 years) that are sold principally to large North American and European retailers.

        We currently market our products in the monitoring, health and safety, nursery, baby gear, feeding, play and furniture product categories. Most of our products are sold under our core brand names of Summer® and Born Free®. We also market certain products under license agreements.

        Our products are sold globally primarily to large, national retailers as well as independent retailers. In North America, our customers include Babies R Us, Wal-Mart, Target, Amazon.com, Burlington Coat Factory, Buy Buy Baby, Kmart, Home Depot, and Lowe's. Our largest European-based customers are Mothercare, Toys R Us, Argos and Tesco. We also sell through several international representatives to select international retail customers in geographic locations where we do not have a direct sales presence.

        The juvenile products industry is estimated to be $12 billion worldwide and consumer focus is on quality, safety, innovation, and style. Due to the halo effect of baby products in retail stores, there also is a strong retailer commitment to the juvenile category.

Strategy

        At the end of fiscal 2012, we began a review of our business strategy and product lines. Historically, we have focused on growing sales through a combination of increased product penetration and store penetration, offering new products, adding new mass merchant retail customers and distribution channels, international expansion, and acquisitions. As a result of our ongoing review, we are refining our business strategies to focus on our core strengths and to improve profitability.

        While our business strategy review is ongoing, we have identified key areas of our strategy going forward. Our strategy is focused on our core strengths as a supplier of innovative and high quality juvenile products with a commitment to provide excellent customer service to our customers. Focus and execution with be a core mantra of the Company driving future growth and profitability and further development and support of our relationships with both retails partners and end-users of our products. By renewing our focus on these core strengths, we expect to drive future growth and improved profitability and to further develop and strengthen our relationships with retail partners and end-users of our products based on the following key strategies:

  •
  Continuing Innovation—We will continue to leverage our in-depth knowledge of our customers and end-user consumers to deliver high quality, innovative products to the marketplace. We also will continue to focus on a "good, better, best" approach to price points to create products that appeal to different categories of end consumers. To the extent it is consistent with our strategy, we may acquire new products or expand existing product categories. We believe our product development expertise differentiates us from other companies in this market.

  •
  Cultivating Relationships—We believe we have strong relationships with our customers and suppliers. We have long-standing, solid partnerships with each of our retail partners. We also have developed strong relationships with a group of suppliers that provide us with flexibility needed to engineer our products in a cost-efficient manner and to respond quickly to customer demands, We will continue to focus on building on these existing relationships to increase our presence in these stores and to expand with our customers as they enter new geographic locations. We will also continue to work with a growing number of specialty retail operators that would permit us continue our pursuit of a "good, better, best" approach and access to customers seeking differentiated products and support.

  •
  Building Brands—Historically, we have marketed products under our own brands, under license agreements for other brands, or under private label agreements. Going forward, our focus will be on building our core brands of Summer® and Born Free®, particularly among first-time prenatal moms, through improved marketing, including through social media.

  •
  Executing Operational Excellence—Our entire organization is focused on delivering operational excellence, and we have already begun initiatives, such as SKU rationalization and implementation of a direct import program, that we expect to favorably impact our operations while also providing improved results. By improving our analytic and forecasting capabilities, product development process, and managing working capital and costs, we expect to improve internal processes that should, in turn, benefit our customers.

        We believe that, based on our core strengths and strategic priorities, we are well-positioned to capitalize on positive market trends, including that U.S. birth rates are predicted to increase in 2013 after several years of low birth rates

Recent Developments

Goodwill and Intangible Asset Impairment

        Due to the sustained decrease in our results of operations (below forecasts) and stock price during the third quarter of 2012, we undertook an interim goodwill and intangible asset impairment analysis and engaged a third party to assist management in valuing goodwill and other intangible assets recorded on our balance sheet. As a result, management determined that the estimated fair value of certain indefinite lived intangibles and implied fair value of our goodwill were lower than their respective carrying value, and the Company recorded an aggregate non-cash impairment charge of $69,796 in 2012. The non-cash impairment charge consisted of a write down of goodwill of $61,908 and a write down of a portion of intangible assets of $7,888. These charges affected our financial condition and results of operation for 2012; however, they have no impact on our day-to-day operations or liquidity and will not result in any future cash expenditures.

Cost Reduction Initiatives

        The Company began implementing several cost reduction initiatives in the third quarter of 2012 designed to lower promotional costs and advertising expenses, reduce operating costs, and improve margins. These initiatives have resulted in tighter controls of retailer programs costs, a reduction in worldwide headcount, a reduction in executive salaries in 2012, voluntary reduction in board of director compensation, cuts in overhead spending relating to discontinuing various outside services, and negotiated lower professional service fees.

New Credit Facility and Term Loan

        New Bank of America Credit Facility.    In February 2013, we entered into a new loan and security agreement (the "BofA Agreement") with Bank of America, N.A., as agent, the financial institutions party to the agreement from time to time as lenders. The BofA Agreement replaces our prior credit facility with Bank of America that was set to expire in December 2013.

        The BofA Agreement provides for an $80 million, asset-based revolving credit facility, with a $10 million letter of credit sub-line facility. The total borrowing capacity is based on a borrowing base, which is defined as 85% of eligible receivables plus the lesser of (i) 70% of the value of eligible inventory or (ii) 85% of the net orderly liquidation value of eligible inventory and less reserves. Total borrowing capacity under the BofA Agreement at February 28, 2013 was $62.4 million.

        The scheduled maturity date of loans under the BofA Agreement is February 28, 2018 (subject to customary early termination provisions). All obligations under the BofA Agreement are secured by substantially all the assets of the Company, subject to the first priority lien on certain assets held by the term loan lender described below. Proceeds from the loans will be used to satisfy existing debt, pay fees and transaction expenses associated with the closing of the BofA Agreement, pay obligations under the BofA Agreement, make payments on the term loan described below, and for lawful corporate purposes, including working capital.

        For additional information regarding the BofA Agreement, please see "Liquidity and Capital Resources" below.

        New Term Loan.    In February 2013, we entered into a new term loan agreement (the "Term Loan Agreement") with Salus Capital Partners,  LLC, as administrative agent and collateral agent, and each lender from time to time a party to the Term Loan Agreement providing for a $15 million term loan (the "Term Loan").

        Proceeds from the Term Loan will be used to repay certain existing debt, to finance the acquisition of working capital assets in the ordinary course of business and capital expenditures, and for general corporate purposes. The Term Loan is secured by certain assets of the Company, including a first priority lien on intellectual property, plant, property and equipment, and a pledge of 65% of the ownership interests in certain subsidiaries of the Company. The Term Loan matures on February 28, 2018.

        For additional information regarding the Term Loan, please see "Liquidity and Capital Resources" below.

        As of February 28, 2013, the effective date of the new credit facility, we had borrowings outstanding of $48.9 million and availability under the BofA agreement of $13.5 million.

Outlook

        Our business, financial condition and results of operations have and may continue to be affected by various economic factors. Although other factors will likely impact us, including some we do not foresee and those disclosed in Item 1A. Risk Factors in this Annual Report on Form 10-K for the year ended December 31, 2012, we believe our performance in 2013 will continue to be affected by the following:

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

  •
  Retail Market Conditions. Our industry is very competitive, with increasing pressure from mass merchant retailers on pricing in reaction to perceived lack of consumer confidence. These customers continue to seek favorable pricing and increased promotional activity from us and we expect this trend will continue into 2013. We continue to seek to reduce pressure on gross margins through a variety of methods, including reducing manufacturing costs and locating lower-cost sources of supply. We have also begun raising prices on certain products and phasing out lower margin products. However, we may not be able to increase prices or decline requests for mark-downs and/or other allowances from some of our larger, retail customers due to market and competitive factors. In addition, as we focus on our business strategy of building our brands, we expect to move away from licensing arrangements with third parties to selling more Summer branded products.

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

        Sales incentives or other consideration given by us to customers that are considered adjustments of the selling price of its products, such as markdowns, are reflected as reductions of revenue. Sales incentives and other consideration that represent costs incurred by us for assets or services received, such as the appearance of our products in a customer's national circular ad (co-op advertising), are reflected as selling and marketing expenses in the accompanying statements of income.

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

Impairment of Long-Lived Assets with Finite Lives

        We review long-lived assets with finite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. An asset is considered to be impaired when its carrying amount exceeds both the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition and the assets' fair value. Long-lived assets include property and equipment and finite-lived intangible assets. The amount of impairment loss, if any, is charged by the Company to current operations.

Goodwill and Indefinite-Lived Intangible Assets

        The Company accounts for goodwill and other intangible assets in accordance with accounting guidance that requires that goodwill and intangible assets with indefinite useful lives be tested annually for impairment and more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company's annual impairment testing is conducted in the fourth quarter of every year.

        The Company tests indefinite-lived intangible assets for impairment by comparing the asset's fair value to its carrying amount. If the fair value is less than the carrying amount, the excess of the carrying amount over fair value is recognized as an impairment charge and the adjusted carrying amount becomes the assets' new accounting basis.

        Management also evaluates the remaining useful life of an intangible asset that is not being amortized each reporting period to determine whether events and circumstances continue to support an indefinite useful life. If an intangible asset that is not being amortized is subsequently determined to have a finite useful life, it is amortized prospectively over its estimated remaining useful life.

        The Company tests goodwill for impairment using a two-step process. In the first step, the Company compares the fair value of its single reporting unit with its carrying amount including goodwill. If the fair value of the single reporting unit exceeds its carrying value, the goodwill is considered not impaired, thus rendering unnecessary the second step in impairment testing. If the fair value of the single reporting unit is less than the carrying value, a second step is performed in which the implied fair value of the reporting unit's goodwill is compared to the carrying value of the goodwill. The implied fair value of the goodwill is determined based on the difference between the fair value of the single reporting unit and the net fair value of the identifiable assets and liabilities of the single reporting unit. If the implied fair value of the goodwill is less than the carrying value, the difference is recognized as an impairment charge.

Income taxes

        Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carry forwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence; it is more likely than not that such benefit will be realized.

        The Company recognized interest and penalties, if any, related to uncertain tax positions in interest expense. No interest and penalties related to uncertain tax positions were accrued at December 31, 2012. Our federal tax returns for 2009 have been audited by the U.S. Internal Revenue Service. All audit adjustments have been recorded without significant impact on our results of operations. On a global basis, the open tax years subject to examination by major taxing jurisdictions in which the Company operates is between two to six years.

Results of Operations

        The following table presents selected condensed consolidated financial information for Summer Infant, Inc. and its subsidiaries for the years ended December 31, 2012 and 2011.

	Year ended December 31, 2012		Year Ended December 31, 2011
Net sales	$247,227	100.0%	$238,172	100.0%
Cost of goods sold	167,455	67.7%	156,787	65.8%

Gross profit	79,772	32.3%	81,385	34.2%
General and Administration expenses	41,674	16.9%	44,928	18.9%
Selling expenses	29,009	11.7%	22,259	9.3%
Depreciation and amortization	7,566	3.1%	6,377	2.7%
Impairment of goodwill and intangible assets	69,796	28.2%	—	—

Net operating income (loss)	(68,273)	(27.6)%	7,821	3.3%
Interest expense, net	(4,148)	1.7%	(2,790)	1.2%
Provision (benefit) for income taxes	(6,768)	2.7%	1,220	0.5%

Net income (loss)	$(65,653)	(26.6)%	$3,811	1.6%

Year ended December 31, 2012 compared with year ended December 31, 2011

        Net sales increased 3.8% from $238,172 in the year ended December 31, 2011 to $247,227 for the year ended December 31, 2012. This increase was primarily attributable to organic growth resulting from increased distribution of existing products throughout our growing customer base, introduction of new products, and international growth. Sales increased in the furniture, feeding, safety, nursery, and play categories, offset, in part by lower sales in the monitor and gear categories year over year.

        Gross profit decreased 1.9% from $81,385 for the year ended December 31, 2011 to $79,772 for the year ended December 31, 2012. The decline in gross profit and as a percent of sales is attributed to an unfavorable product mix, in particular, an increase in lower margin sales of furniture products and a decrease in sales of higher margin monitor products as well as a one-time $530 adjustment to cost of goods sold for the write off of obsolete inventory acquired from Born Free. In addition, markdown and returned goods allowances were higher during the year.

        General and administrative expenses decreased 7.2% from $44,928 for the year ended December 31, 2011 to $41,674 for the year ended December 31, 2012. In 2011, the Company incurred a lawsuit settlement, acquisition related costs, as well as other one-time charges that did not repeat in 2012. In addition, the Company began to benefit from overhead cost reductions initiated at the end of the second quarter of 2012.

        Selling expenses increased 30.3% from $22,259 for the year ended December 31, 2011 to $29,009 for the year ended December 31, 2012. This increase was primarily attributable to higher promotional costs related to customer cooperative advertising and placement of consumer ads, higher royalty payments under licensing agreements, and an increase in other variable selling costs associated with higher sales.

        Depreciation and amortization increased 18.6% from $6,377 in the year ended December 31, 2011 to $7,566 for the year ended December 31, 2012. The increase is attributable to the depreciation of a higher base of short-lived assets consisting primarily of new product prototypes added in 2011 and early 2012.

        Due to the sustained decrease in our results of operations (below forecasts) and stock price during the third quarter of 2012, we undertook a goodwill and intangible asset impairment analysis and engaged a third party to assist management in valuing goodwill and other intangible assets recorded on our balance sheet in the third quarter of 2012. As a result, management determined that the estimated fair value of certain indefinite lived intangibles and implied fair value of our goodwill were lower than their respective carrying value, and the Company recorded an estimated aggregate non-cash impairment charge of $69,796 in 2012. The non-cash impairment charge consisted of a write down of goodwill of $61,908 and a write down of a portion of intangible assets of $7,888. These charges affected our financial condition and results of operations for 2012; however, they have no impact on our day-to-day operations or liquidity and will not result in any future cash expenditures.

        Interest expense increased 48.7% from $2,790 in the year ended December 31, 2011 to $4,148 for the year ended December 31, 2012. Interest expense increased as a result of higher interest rates and higher average debt levels on our credit facility in effect for 2012.

        For the year ended December 31, 2011, we recorded a $1,220 provision for income taxes on $5,031 of pretax income, resulting in a 24% tax rate for the year. For the year ended December 31, 2012, we recorded a $6,768 million tax benefit. The tax benefit in 2012 is primarily attributable to a $6,000 benefit recorded related to the deferred tax adjustment resulting from the impairment of goodwill and intangible asset charge taken during the year.

Liquidity and Capital Resources

        We generally fund our operations and working capital needs through cash generated from operations and borrowings under our credit facility.

        Through 2011, our sales increased significantly, which led to a substantial increase in working capital requirements, specifically accounts receivable and inventory. In a typical cash flow cycle, inventory is purchased to meet expected demand plus a safety stock. Because the majority of our suppliers are based in Asia, inventory takes from three to four weeks to arrive from Asia to the various distribution points we maintain in the United States, Canada and the United Kingdom. Payment terms for these vendors are approximately 60-90 days from the date the product ships from Asia, therefore we are generally paying for the product a short time after it is physically received in the United States. In turn, sales to customers generally have payment terms of 30 to 60 days, resulting in an accounts receivable and increasing the amount of cash required to fund working capital. In order to bridge the gap between paying our suppliers and receiving payment from our customers for goods sold, we rely on our credit facility.

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

        On May 11, 2012, the Company entered into an amendment (the "May 2012 Amendment") that revised the Company's financial covenants and extended the maturity date an additional six months to December 31, 2013. In addition, the prior $20,000 "accordion" feature was removed and two additional pricing tiers based on the leverage covenant performance were added.

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

        On November 7, 2012, the Company entered into an amendment (the "Fourth Amendment") that waived certain covenant defaults, revised the Company's financial covenants, added additional applicable rate margin spread pricing tiers and added a payment in kind (PIK) interest rate of 200 basis points on any outstanding loan balance effective October 1, 2012.

        Pursuant to the Fourth Amendment, beginning October 1, 2012, the applicable margins no longer vary depending upon the funded debt to EBITDA leverage ratio and are instead fixed at 4.75% for Eurodollar or BBA LIBOR rate loans and L/C fees and 2.75% for base rate loans through March 31, 2013, increasing by 1.00% each fiscal quarter thereafter. In addition, beginning on October 1, 2012, loans will begin bearing additional interest of 2.00% per annum not paid in cash but payable in kind by adding such accrued interest to the outstanding principal of the loans, or "PIK interest."

        The Company has also entered into various interest rate swap agreements in the past which effectively fixed the interest rates on a portion of the outstanding debt, of which, the last agreement matured on June 7, 2012. In addition, the credit facility has an unused line fee based on the unused amount of the credit facility equal to 25 basis points.

        The Loan Agreement also contained customary events of default, including a cross default provision and a change of control provision. In the event of a default, all of the obligations of the Company and its subsidiaries under the Loan Agreement may be declared immediately due and payable. For certain events of default relating to insolvency and receivership, all outstanding obligations become due and payable.

        As of December 31, 2012, we had $64,077 outstanding of the total committed amount of $80,000.

        For the year ended December 31, 2012, net cash provided by operating activities totaled $4,643, which primarily relates to operating income excluding our non-cash impairment of goodwill and intangible asset charge. At December 31, 2011, net cash provided by operating activities totaled $9,385. The change in net cash relating to operating activities in 2012 as compared to 2011 is largely attributable to lower operating income in 2012.

        For the year ended December 31, 2012, net cash used in investing activities was approximately $5,596 which primarily relates to ongoing capital expenditures . At December 31, 2011, net cash used in investing activities was $20,769. The increase in net cash used in investing activities in 2011 was due primarily to the Born Free acquisition.

        For the year ended December 31, 2012, net cash provided by financing activities was approximately $2,925 which relates primarily to borrowings from our debt facilities to fund operations. At December 31, 2011, net cash provided by financing activities was $11,189. Net cash provided by financing activities in 2011 included borrowings from our debt facilities to fund the Born Free acquisition.

        Based primarily on the above factors, the net cash increase for the year ended December 31, 2012 was approximately $1,917, resulting in a cash balance of approximately $3,132 at December 31, 2012.

        The following table summarizes our significant contractual commitments at December 31, 2012:

	Payment Due by Period
Contractual Obligations	Total	2013	2014	2015	2016 and beyond
Line of credit/acquisition facility	$64,077	$64,077
Estimated future interest payments on line of credit	4,485	4,485
Operating leases	6,882	1,546	1,425	1,476	2,435
Capital leases and other liabilities	2,841	1,187	912	558	184

Total contractual cash obligations	$78,285	$71,295	$2,337	$2,034	$2,619

        Estimated future interest payments on our line of credit were based upon the interest rates in effect at December 31, 2012.

        New Bank of America Credit Facility.    On February 28, 2013, we entered into a new loan and security agreement (the "BofA Agreement") with Bank of America, N.A., as agent, the financial institutions party to the agreement from time to time as lenders. The BofA Agreement replaces the Company's prior credit facility with Bank of America.

        The BofA Agreement provides for an $80 million, asset-based revolving credit facility, with a $10 million letter of credit sub-line facility. The total borrowing capacity is based on a borrowing base, which is defined as 85% of eligible receivables plus the lesser of (i) 70% of the value of eligible inventory or (ii) 85% of the net orderly liquidation value of eligible inventory and less reserves.

        The scheduled maturity date of loans under the BofA Agreement is February 28, 2018 (subject to customary early termination provisions). All obligations under the BofA Agreement are secured by substantially all the assets of the Company, subject to the first priority lien on certain assets held by the term loan lender described below. In addition, Summer Infant Canada Limited and Summer Infant Europe Limited, subsidiaries of the Company, are guarantors under the BofA Agreement. Proceeds from the loans will be used to satisfy existing debt, pay fees and transaction expenses associated with the closing of the BofA Agreement, pay obligations under the BofA Agreement, make payments on the term loan described below, and for lawful corporate purposes, including working capital.

        Loans under the BofA Agreement bear interest, at our option, at a base rate or at LIBOR, plus applicable margins based on average quarterly availability under the BofA Agreement and ranging between 1.75% and 2.25% on LIBOR borrowings and 0.25% and 0.75% on base rate borrowings. Interest payments are due monthly, payable in arrears. We are also required to pay an annual non-use fee of 0.375% of the unused amounts under the BofA Agreement, as well as other customary fees as are set forth in the BofA Agreement. As of February 28, 2013 the base rate on loans was 3.75% and the LIBOR rate was 2.25%.

        Under the BofA Agreement, we must comply with certain financial covenants, including that the Company (i) for the first year of the loan, maintain and earn a specified minimum, monthly consolidated EBITDA amount, with such specified amounts increasing over the first year of the loan to a minimum consolidated EBITDA of $12 million at February 28, 2014, and (ii) beginning with the fiscal quarter ending March 31, 2014, maintain a fixed charge coverage ratio of at least 1.0 to 1.0 for each period of four fiscal quarters most recently ended. For purposes of the financial covenants, consolidated EBITDA is defined as net income before interest, taxes, depreciation and amortization, plus certain customary expenses, fees and non-cash charges and minus certain customary non-cash items increasing net income.

        The BofA Agreement contains customary affirmative and negative covenants. Among other restrictions, the Company is restricted in its ability to incur additional debt, make acquisitions or investments, dispose of assets, or make distributions unless in each case certain conditions are satisfied. The BofA Agreement also contains customary events of default, including a cross default, the occurrence of a material adverse event and the occurrence of a change of control. In the event of a default, all of the obligations of the Company and its subsidiaries under the BofA Agreement may be declared immediately due and payable. For certain events of default relating to insolvency and receivership, all outstanding obligations become due and payable.

        As of February 28, 2013, the effective date of the BofA Agreement, we had borrowings outstanding of $48.9 million and availability of $13.5 million.

        New Term Loan.    On February 28, 2013 we entered into a new term loan agreement (the "Term Loan Agreement") with Salus Capital Partners, LLC, as administrative agent and collateral agent, and each lender from time to time a party to the Term Loan Agreement providing for a $15 million term loan (the "Term Loan").

        Proceeds from the Term Loan will be used to repay certain existing debt, to finance the acquisition of working capital assets in the ordinary course of business and capital expenditures, and for general corporate purposes. The Term Loan is secured by certain assets of the Company, including a first priority lien on intellectual property, plant, property and equipment, and a pledge of 65% of the ownership interests in certain subsidiaries of the Company. The Term Loan matures on February 28, 2018. In addition, Summer Infant Canada Limited and Summer Infant Europe Limited, subsidiaries of the Company, are guarantors under the Term Loan Agreement.

        The principal of the Term Loan will be repaid, on a quarterly basis, in installments of $375,000, commencing with the quarter ending September 30, 2013, until paid in full on termination. The Term Loan bears interest at an annual rate equal to LIBOR, plus 10%, with a LIBOR floor of 1.25%. Interest payments are due monthly, in arrears. As of February 28, 2013 the interest rate on the Term Loan was 11.25%.

        The Term Loan Agreement contains customary affirmative and negative covenants substantially the same as the BofA Agreement. In addition, we must comply with certain financial covenants, including that the Company (i) meet the same minimum, monthly consolidated EBITDA as set forth in the BofA Agreement and (ii) initially maintain a monthly senior leverage ratio of 1:1. For periods after February 28, 2014, the senior leverage ratio will be based on an annual business plan to be approved by the Company's Board of Directors and will be tested monthly on trailing twelve month basis. For purposes of the financial covenants in the Term Loan Agreement, the senior leverage ratio is the ratio of (i) all amounts outstanding under the Term Loan Agreement and the BofA Agreement to (ii) consolidated EBITDA for the twelve-month period ending as of the last day of the most recently ended fiscal month. The Term Loan Agreement also contains events of default, including a cross default, the occurrence of a material adverse event, the occurrence of a change of control, and the recall of products having a value of $2 million or more. In the event of a default, all of the obligations of the Company and its subsidiaries under the Term Loan Agreement may be declared immediately due and payable. For certain events of default relating to insolvency and receivership, all outstanding obligations become due and payable.

        We believe that our cash on hand and new banking facilities are sufficient to fund our cash requirements for at least the next 12 months. However, unforeseen circumstances, such as softness in the retail industry or deterioration in the business of a significant customer could create a situation where we cannot access all of the available lines of credit due to not having sufficient assets or consolidated EBITDA (as defined in the credit agreement described below) as required under our loan agreements. There is no assurance that we will meet all of our bank covenants in the future, or that our lender will grant waivers if there are covenant violations. In addition, should we need to raise additional funds through additional debt or equity financings, any sale of additional debt or equity securities may cause dilution to existing stockholders. If sufficient funds are not available or are not available on acceptable terms, our ability to address any unexpected changes in our operations could be limited. Furthermore, there can be no assurance that we will be able to raise such funds if and when they are required. Failure to obtain future funding when needed or on acceptable terms could materially adversely affect our results of operations.

Off-Balance Sheet Arrangements

        We did not have any off-balance sheet arrangements during either of the years ended December 31, 2012 and 2011.

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

        In May 2011, the FASB issued an amendment to the accounting guidance for fair value measurement and disclosure. Among other things, the guidance expands the disclosure requirements around fair value measurements categorized in Level 3 of the fair value hierarchy and requires disclosure of the level in the fair value hierarchy of items that are not measured at fair value in the statement of financial position but whose fair value must be disclosed. It also clarifies and expands upon existing requirements for measurement of the fair value of financial assets and liabilities as well as instruments classified in shareholders' equity. The guidance is effective for interim and annual periods beginning after December 15, 2011. The adoption of this accounting pronouncement did not have a material impact on our financial statements.

        Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Cautionary Statement Under the Private Securities Litigation Reform Act of 1995

        Statements in this Annual Report, which are not historical facts or information, are "forward-looking statements" within the meaning of The Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management's current assumptions, estimates and expectations. Certain of such forward-looking information may be identified by such terms as "expect," "anticipate," "believe," "outlook," "may," "estimate," "should," "predict," and similar terms or variations thereof as well as other statements regarding the Company's future earnings and other future financial results or financial position, constitutes forward-looking information.

        Such forward-looking statements include statements regarding our ability to capitalize on market trends, expectations regarding future growth and profitability, our ability to leverage our knowledge of and strengthen our relationships with our customers, our ability to execute on our strategic priorities, and expected trends and results in 2013. These statements are based on a series of expectations, assumptions, estimates and projections about the Company, are not guarantees of future results or performance, and involve significant risks, uncertainties and other factors, including assumptions and projections, for all forward periods. Actual results of the Company may differ materially from any future results expressed or implied by such forward-looking statements. Such factors include, among others, the following:

  •
  the concentration of our business with a small number of retail customers;

  •
  the financial status of our customers and their ability to pay us in a timely manner;

  •
  our ability to introduce new products or improve existing products that satisfy consumer preferences;

  •
  our ability to develop new or improved products in a timely and cost-efficient manner;

  •
  our ability to compete with larger and more financial stable companies in our markets;

  •
  our ability to comply with financial and other covenants in our debt agreements;

  •
  our dependence on key personnel;

  •
  our reliance on foreign suppliers and potential disruption in foreign markets in which we operate;

  •
  increases in the cost of raw materials used to manufacture our products;

  •
  compliance with safety and testing regulations for our products;

  •
  product liability claims arising from use of our products;

  •
  unanticipated tax liabilities; and

  •
  an impairment of other intangible assets.

        The foregoing list of important factors does not include all such factors, nor necessarily present them in order of importance. In addition, you should consult other disclosures made by the Company (such as in our other filings with the Securities and Exchange Commission ("SEC") or in company press releases) for other factors that may cause actual results to differ materially from those projected by the Company. Please refer to Item 1A. Risk Factors, of this annual report on Form 10-K for additional information regarding factors that could affect the Company's results of operations, financial condition and liquidity.

        The Company intends its forward-looking statements to speak only as of the time of such statements and does not undertake or plan to update or revise them as more information becomes available or to reflect changes in expectations, assumptions or results. The Company can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of, or any material adverse change in, one or more of the risk factors or risks and uncertainties referred to in this report or included in our other periodic reports filed with the SEC could materially and adversely impact our operations and our future financial results.

        Any public statements or disclosures by the Company following this report that modify or impact any of the forward-looking statements contained in or accompanying this report will be deemed to modify or supersede such outlook or other forward-looking statements in or accompanying this report.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Not required.

Item 8.    Financial Statements and Supplementary Data

        The financial statements required by this item are attached to this Annual Report on Form 10-K beginning on Page F-1.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures

        As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2012. Our principal executive officer and principal financial officer have concluded, based on their evaluation, that as of the end of the period covered by this report, our disclosure controls and procedures were effective as of December 31, 2012.

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

        Management of the Company conducted an evaluation of the effectiveness, as of December 31, 2012, of the Company's internal control over financial reporting and based on its evaluation under the COSO Framework, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2012.

(c)
Changes in Internal Control Over Financial Reporting

        There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information related to directors and nominees of the Company is set forth in our definitive Proxy Statement to be filed with the SEC in connection with our 2013 Annual Meeting of Stockholders (the "2013 Proxy Statement") and is incorporated herein by reference.

        The information relating to the Company's executive officers and Section 16(a) beneficial ownership reporting compliance that appears in the 2013 Proxy Statement is also incorporated herein by reference.

        We have adopted a Code of Ethics that applies to all our directors, officers and employees. The Code of Ethics is publicly available in the Investor Relations section of our website at www.summerinfant.com. Amendments to the Code of Ethics and any grant of a waiver from a provision of the Code of Ethics requiring disclosure under applicable SEC and Nasdaq rules will be disclosed on our website.

        The information regarding the Company's Audit Committee and its designated audit committee financial experts is set forth in the 2013 Proxy Statement and such information is incorporated herein by reference.

        The information concerning procedures by which stockholders may recommend director nominees is set forth in the 2013 Proxy Statement and such information is incorporated herein by reference.

Item 11.    Executive Compensation

        The information relating to executive compensation and the Company's policies and practices as they relate to risk management is set forth in the 2013 Proxy Statement and such information is incorporated herein by reference, provided that the information under the caption "Compensation Committee Report" shall be deemed "furnished" and shall not be deemed "filed" with this report, not deemed incorporated by reference into any filing under the Securities Act of 1933 except only as may be expressly set forth in any such filing by specific reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information relating to security ownership of management, certain beneficial owners, and the Company's equity plans is set forth in the 2013 Proxy Statement and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information relating to certain relationships and related party transactions and director independence is set forth in the 2013 Proxy Statement and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

        The information relating to the independent registered public accounting firm fees and services and the Company's pre-approval policies and procedures for audit and non-audit services provided by such accounting firm is set forth in the 2013 Proxy Statement and is incorporated herein by reference.

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of March 2013.

SUMMER INFANT, INC.
By:	/s/ JASON MACARI Jason Macari Chief Executive Officer (Principal Executive Officer)
By:	/s/ PAUL FRANCESE Paul Francese Chief Financial Officer (Principal Financial and Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ JASON MACARI Jason Macari	Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2013
/s/ PAUL FRANCESE Paul Francese	Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2013
/s/ DAN ALMAGOR Dan Almagor	Director	March 13, 2013
/s/ MAX BATZER Max Batzer	Director	March 13, 2013
/s/ CAROL BRAMSON Carol Bramson	Director	March 13, 2013
/s/ MARTIN FOGELMAN Martin Fogelman	Director	March 13, 2013
/s/ DERIAL SANDERS Derial Sanders	Director	March 13, 2013
/s/ ROBERT STEBENNE Robert Stebenne	Director	March 13, 2013
/s/ RICHARD WENZ Richard Wenz	Director	March 13, 2013

Summer Infant, Inc. And Subsidiaries
Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Summer Infant, Inc.

        We have audited the accompanying consolidated balance sheets of Summer Infant, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders' equity, comprehensive income (loss), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Summer Infant, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP McGladrey LLP Boston, Massachusetts March 13, 2013

Summer Infant, Inc. and Subsidiaries

Consolidated Balance Sheets

        Note that all amounts presented in the table below are in thousands of U.S. dollars, except share amounts and par value per share.

	December 31, 2012	December 31, 2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,132	$1,215
Trade receivables, net of allowance for doubtful accounts of $78 and $110 at December 31, 2012 and 2011, respectively	45,299	47,670
Inventory, net	49,823	50,014
Prepaids and other current assets	2,483	4,095
Deferred tax assets	1,185	265

TOTAL CURRENT ASSETS	101,922	103,259
Property and equipment, net	16,834	17,682
Goodwill	—	61,908
Other intangible assets, net	21,046	30,045
Other assets	518	21

TOTAL ASSETS	$140,320	$212,915

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Line of credit and current portion of long-term debt (including capital leases)	770	736
Accounts payable and accrued expenses	37,138	40,633

TOTAL CURRENT LIABILITIES	37,908	41,369
Long-term debt, less current portion	64,767	62,479
Other liabilities	3,498	3,726
Deferred tax liabilities	4,194	11,439

TOTAL LIABILITIES	110,367	119,013
STOCKHOLDERS' EQUITY
Common Stock $.0001 par value, issued and outstanding of 18,133,945 and 17,862,296 at December 31, 2012 and 17,717,667 and 17,576,533 at December 31, 2011, respectively	2	2
Treasury Stock at cost (271,649 and 141,134 shares at December 31, 2012 and 2011, respectively)	(1,283)	(956)
Additional paid-in capital	72,790	71,158
Retained earnings (deficit)	(41,352)	24,301
Accumulated other comprehensive loss	(204)	(603)

TOTAL STOCKHOLDERS' EQUITY	29,953	93,902

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$140,320	$212,915

See notes to consolidated financial statements

Summer Infant, Inc. and Subsidiaries

Consolidated Statements of Operations

        Note that all amounts presented in the table below are in thousands of U.S. dollars, except share and per share amounts.

	For the year ended
	December 31, 2012	December 31, 2011
Net sales	$247,227	$238,172
Cost of goods sold	167,455	156,787

Gross profit	79,772	81,385
General and administrative expenses	41,674	44,928
Selling expenses	29,009	22,259
Impairment of goodwill and intangible assets	69,796	—
Depreciation and amortization	7,566	6,377

Net operating income (loss)	(68,273)	7,821
Interest expense, net	(4,148)	(2,790)

Income (loss) before provision for income taxes	(72,421)	5,031
Provision (benefit) for income taxes	(6,768)	1,220

NET INCOME (LOSS)	$(65,653)	$3,811

Net income (loss) per share BASIC	$(3.68)	$0.22
Weighted average shares outstanding BASIC	17,861,169	17,097,361
Net income (loss) per share DILUTED	$(3.68)	$0.21
Weighted average shares outstanding DILUTED	17,861,169	17,820,621

See notes to consolidated financial statements

Summer Infant, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

        Note that all amounts presented in the table below are in thousands of dollars.

	For the year ended
	December 31, 2012	December, 31 2011
Net income (loss)	$(65,653)	$3,811
Other comprehensive income (loss):
Cumulative changes in foreign currency translation adjustments	399	(142)

Comprehensive income (loss)	$(65,254)	$3,669

See notes to consolidated financial statements

Summer Infant, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

        Note that all amounts presented in the table below are in thousands of U.S. dollars.

	For the year ended
	December 31, 2012	December 31, 2011
Cash flows from operating activities:
Net income (loss)	$(65,653)	$3,811
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Impairment of goodwill and intangible assets	69,796
Change in value of interest rate swap agreements	(88)	(257)
Depreciation and amortization	7,566	6,377
Stock-based compensation	888	1,187
Deferred income taxes	(8,218)	4,358
Changes in assets and liabilities, net of effects of acquisitions
Decrease in accounts receivable	2,319	990
(Increase) decrease in inventory	567	(1,936)
(Increase) decrease in prepaids and other current assets	1,644	(1,344)
(Increase) decrease in other assets	(497)	160
(Decrease) in accounts payable and accrued expenses	(3,681)	(3,961)

Net cash provided by operating activities	4,643	9,385

Cash flows from investing activities:
Acquisitions of property and equipment	(5,596)	(6,688)
Acquisitions of other intangible assets	—	(121)
Acquisitions, net of cash acquired	—	(13,960)

Net cash used in investing activities	(5,596)	(20,769)

Cash flows from financing activities:
Net borrowings of debt	2,181	9,187
Issuance of common stock upon exercise of stock options	744	2,002

Net cash provided by financing activities	2,925	11,189

Effect of exchange rate changes on cash and cash equivalents	(55)	272

Net increase in cash and cash equivalents	1,917	77
Cash and cash equivalents at beginning of year	1,215	1,138

Cash and cash equivalents at end of year	$3,132	$1,215

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$3,604	$2,622

Cash paid during the year for income taxes	$980	$1,257

Non cash investing and financing activities:
Issuance of common stock in conjunction with the acquisitions (see note 1)	—	$9,652
Capital lease obligations incurred	1,507	$1,146
Issuance of common stock—Butterfly Earn-out	—	$931
Supplemental Disclosures of Cash Flow Information:
Summary of entities acquired in purchase business combinations
Fair value of assets acquired	—	$21,274
Goodwill Acquired	—	$11,532
Liabilities Assumed	—	$(9,239)
Issuance of Common Stock in conjunction with acquisition	—	$(9,607)

Cash Paid	—	$(13,960)

See notes to consolidated financial statements

Consolidated Statements of Stockholders' Equity

For the Years Ended December 31, 2012 and 2011

        Note that all amounts presented in the table below are in thousands of U.S. dollars.

	Commons Stock
			Additional Paid in Capital	Treasury Stock	Retained Earnings	Accumulated Comprehensive Income (Loss)	Total Equity
	Shares	Amount
Balance at December 31, 2010	15,450,227	$1	$56,431		$20,490	$(461)	$76,461

Acquisition of Born Free	1,369,855	$1	10,607	$(956)			9,652
Issuance of common stock—Butterfly Earn-Out	129,618		931				931
Issuance of common stock upon vesting of restricted shares	156,233
Issuance of common stock upon exercise of stock options	470,600		2,002				2,002
Stock-based compensation			1,187				1,187
Net income for the year					3,811		3,811
Foreign currency translation adjustment						(142)	(142)

Balance at December 31, 2011	17,576,533	$2	$71,158	$(956)	$24,301	$(603)	$93,902

Return of common stock—Born Free net asset adjustment	(130,515)			(327)			(327)
Issuance of common stock upon vesting of restricted shares	223,000
Issuance of common stock upon exercise of stock options	193,278	—	744				744
Stock-based compensation			888				888
Net loss for the year					(65,653)		(65,653)
Foreign currency translation adjustment						399	399

Balance at December 31, 2012	17,862,296	$2	$72,790	$(1,283)	$(41,352)	$(204)	$29,953

See notes to consolidated financial statements

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

        The Company is a global designer, marketer, and distributor of branded juvenile health, safety and wellness products which are sold principally to large North American and European retailers. The Company currently markets its products in several product categories such as monitoring, safety, nursery, furniture, baby gear, feeding products, and play products. Most products are sold under our core brand names of Summer® and Born Free®. The Company has also marketed certain products under licenses with Carter's®, Garanimals®, and Disney®. Anchor products in these categories include nursery audio/video monitors, safety gates, bath tubs and bathers, durable bath products, bed rails, nursery products, swaddling blankets, baby bottles, warming/sterilization systems, booster and potty seats, bouncers, travel accessories, high chairs, swings, feeding products, car seats, strollers, and nursery furniture. Over the years, the Company completed several acquisitions and added products such as cribs, swaddling, and feeding to its product categories.

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

        All dollar amounts included in the Notes to Consolidated Financial Statements are in thousands of U.S. dollars except share and per share amounts. Certain items in prior year financials were reclassified to conform to current year presentation such as the reporting of selling expenses separate from general and administrative expenses.

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

        Sales incentives or other consideration given by the Company to customers that are considered adjustments of the selling price of its products, such as markdowns, are reflected as reductions of revenue. Sales incentives and other consideration that represent costs incurred by the Company for assets or services received, such as the appearance of the Company's products in a customer's national circular ad, are reflected as selling and marketing expenses in the accompanying statements of operations.

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

        For purposes of the statement of cash flows, cash and cash equivalents include money market accounts and investments with an original maturity of three months or less. At times, the Company possesses cash balances in excess of federally- insured limits.

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

Impairment of Long-Lived Assets with Finite Lives

        The Company reviews long-lived assets with finite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. An asset is considered to be impaired when its carrying amount exceeds both the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition and the assets' fair value. Long-lived assets include property and equipment and finite-lived intangible assets. The amount of impairment loss, if any, is charged by the Company to current operations. For each of the years ended December 31, 2012 and 2011, no such impairment existed.

Goodwill and Indefinite-Lived Intangible Assets

        The Company accounts for goodwill and other intangible assets in accordance with accounting guidance that requires that goodwill and intangible assets with indefinite useful lives be tested annually for impairment and more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company's annual impairment testing is conducted in the fourth quarter of every year.

        The Company tests indefinite-lived intangible assets for impairment by comparing the asset's fair value to its carrying amount. If the fair value is less than the carrying amount, the excess of the

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

carrying amount over fair value is recognized as an impairment charge and the adjusted carrying amount becomes the assets' new accounting basis.

        Management also evaluates the remaining useful life of an intangible asset that is not being amortized each reporting period to determine whether events and circumstances continue to support an indefinite useful life. If an intangible asset that is not being amortized is subsequently determined to have a finite useful life, it is amortized prospectively over its estimated remaining useful life.

        The Company tests goodwill for impairment using a two-step process. In the first step, the Company compares the fair value of its single reporting unit with its carrying amount including goodwill. If the fair value of the single reporting unit exceeds its carrying value, the goodwill is considered not impaired, thus rendering unnecessary the second step in impairment testing. If the fair value of the single reporting unit is less than the carrying value, a second step is performed in which the implied fair value of the reporting unit's goodwill is compared to the carrying value of the goodwill. The implied fair value of the goodwill is determined based on the difference between the fair value of the single reporting unit and the net fair value of the identifiable assets and liabilities of the single reporting unit. If the implied fair value of the goodwill is less than the carrying value, the difference is recognized as an impairment charge. For the year ended December 31, 2011, the Company has determined that no such impairment existed. See Note 3 for discussion of 2012 impairment charge.

Fair Value Measurements

        Previously, the Company adopted ASC 820 Fair Value Measurements and Disclosures which established a new framework for measuring fair value and expanded related disclosures. Broadly, the framework required fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The standard established a three-level valuation hierarchy based upon observable and non-observable inputs.

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

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Values of Derivative Instruments

	2012			2011
	Liability Derivatives
	Balance Sheet Location	Fair Value	Change in Fair Value Gain/(Loss)	Balance Sheet Location	Fair Value	Change in Fair Value Gain/(Loss)
As of December 31
Derivatives not designated as effective hedging instruments under Subtopic 815-20
Interest rate contracts	Other liabilities	$0	$88	Other liabilities	$(88)	$257
Total derivatives not designated as effective hedging instruments under Subtopic 815-20		$0			$(88)

        The notional amounts under the interest rate swap agreements totaled $3,522 which was approximately 6% of the Company's total outstanding bank debt at December 31, 2011. There were no interest rate swap agreements outstanding at December 31, 2012.

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

        Previously, the Company adopted the provisions of a new standard which provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a "more-likely-than-not" recognition threshold at the effective date to be recognized upon adoption and in subsequent periods. Upon the adoption, and at December 31, 2012 and 2011, the Company did not have any uncertain tax positions. No interest and penalties related to uncertain tax positions were accrued at December 31, 2012 and 2011.

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The Company's federal tax return for the year ended December 31, 2009 was audited by the Internal Revenue Service and all taxes and interest have been paid. The Company expects no material changes to unrecognized tax positions within the next twelve months.

Translation of Foreign Currencies

        The assets and liabilities of the Company's European, Canadian, Israeli, and Asian operations have been translated into U.S. dollars at year-end exchange rates. All assets and liabilities of the Company's foreign affiliates are translated into U.S. dollars at the exchange rate in effect at the end of the year and the income and expense accounts of these affiliates have been translated at average rates prevailing during each respective year. Resulting translation adjustments are made to a separate component of stockholders' equity within accumulated other comprehensive income (loss). Transaction gains and losses are included in the statements of operations.

Shipping Costs

        Shipping costs are included in selling expenses and amounted to approximately $2,251 and $2,329 for the years ended December 31, 2012 and 2011, respectively.

Advertising Costs

        The Company charges advertising costs to selling, general and administration expense as incurred. Advertising expense, which consists primarily of promotional and cooperative advertising allowances provided to customers, was approximately $22,558 and $17,565 for the years ended December 31, 2012 and 2011, respectively.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. These estimates are based on management's best knowledge of current events and actions the Company may undertake in the future. Accordingly, actual results could differ from those estimates.

Net Income Per Share

        Basic earnings per share is calculated by dividing net income (loss) for the period by the weighted average number of common stock outstanding during the period.

        Diluted earnings per share for the Company is computed by dividing net income (loss) by the sum of: the weighted-average number of shares of common stock outstanding during the period; the dilutive impact (using the "treasury stock" method) of "in the money" stock options; and unvested restricted shares issued to employees. Options to purchase 654,421 and 50,150 shares of the Company's common stock were not included in the calculation, due to the fact that these options were anti-dilutive for the years ended December 31, 2012 and 2011, respectively.

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

        In May 2011, the FASB issued an amendment to the accounting guidance for fair value measurement and disclosure. Among other things, the guidance expands the disclosure requirements around fair value measurements categorized in Level 3 of the fair value hierarchy and requires disclosure of the level in the fair value hierarchy of items that are not measured at fair value in the statement of financial position but whose fair value must be disclosed. It also clarifies and expands upon existing requirements for measurement of the fair value of financial assets and liabilities as well as instruments classified in shareholders' equity. The guidance is effective for interim and annual periods beginning after December 15, 2011. The adoption of this accounting pronouncement did not have a material impact on our financial statements.

        Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

2. PROPERTY AND EQUIPMENT

        Property and equipment, at cost, consist of the following:

	December 31,
			Depreciation/ Amortization Period
	2012	2011
Computer-related	$5,388	$3,639	5 years
Tools and dies and Prototypes/molds	24,722	19,638	1 - 5 years
Building	4,156	4,156	30 years
Other	4,493	5,702	various

	38,759	33,135
Less accumulated depreciation	21,925	15,453

Property and Equipment, net	$16,834	$17,682

        Property and equipment includes amounts acquired under capital leases of approximately $3,508 and $2,537 at December 31, 2012 and 2011, respectively, with related accumulated depreciation of approximately $370 and $464, respectively. Total depreciation expense was $6,456 and $5,154 for the years ended December 31, 2012 and 2011, respectively.

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. GOODWILL AND INTANGIBLE ASSETS

Goodwill

        ASC 350 "intangibles—goodwill and other" ("ASC 350) requires that indefinite lived intangible assets and goodwill are tested on an annual basis and more frequently if facts and circumstances indicate their carrying values may exceed estimated fair values. Because the Company has fully integrated its acquisitions, it has determined that it has only one reporting unit for purposes of testing for goodwill impairment.

        Due to the sustained decrease in the Company's results of operations (below forecasts) and stock price during the third quarter of 2012, management undertook an interim goodwill and intangible asset impairment analysis and engaged a third party to assist management in testing goodwill and other intangible assets recorded on the balance sheet.

        The Step I test for goodwill resulted in the determination that the carrying value of the reporting unit exceeded its fair value thus requiring the Company to measure the amount of any goodwill impairment by performing the second step of the impairment test. Fair value of the reporting unit in Step I was determined based on a combination of a discounted cash flow valuation method as well as the Guideline Public Company Method—Control, Marketable Basis and the Public Traded Shares—Control, Marketable Basis Method. The second step (defined as "Step II") of the goodwill impairment test, used to measure the amount of impairment loss, compared the implied fair value of the single reporting unit goodwill with the carrying amount of that goodwill. The loss recognized cannot exceed the carrying amount of goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. The Company estimated the fair value of its tangible and intangible assets as part of the process. Intangible assets included trade names, customer relationships and patents. For intangible assets, the Company selected an income approach to value trade names, customer relationships and patents. The customer relationships were valued using a discounted cash flow methodology while the trade names and patents were valued using a relief from royalty method.

        As a result of its analysis and the valuation study discussed above, management determined the implied fair value of goodwill was zero and the Company recorded a non-cash goodwill impairment charge of $61,908 in 2012.

        The change in goodwill during the years ended December 31, 2012 and December 31, 2011 was as follows:

	2012	2011
Balance at beginning of year	$61,908	$50,375
Acquisitions and other adjustments	—	11,533
Impairment of goodwill	(61,908)

Balance at end of year	$0	$61,908

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. GOODWILL AND INTANGIBLE ASSETS (Continued)

Intangible assets

        As a result of its analysis and the valuation study discussed previously, prior to testing goodwill for impairment management determined that the estimated fair value of an indefinite lived intangible for a brand name (based on the relief from royalty method of the income approach) was lower than carrying value and recorded a write-down as summarized below. As part of this review, the Company reclassified a customer relationship which had previously been classified as an indefinite-lived intangible asset to a finite-lived intangible asset with a twenty year life. Amortization has been recorded in 2012 and is included in the table below.

        Intangible assets consist of the following:

	December 31,
	2012	2011
Brand names	$22,700	$22,700
Impairment of brand name	(7,888)

Brand names—net	14,812	22,700
Patents and licenses	1,711	1,711
Customer relationships	6,946	6,946
Other intangibles	1,882	1,886

	25,351	33,243
Less: Accumulated amortization	(4,305)	(3,198)

Intangible assets, net	$21,046	$30,045

        The amortization period for the majority of the intangible assets ranges from 5 to 20 years for those assets that have an estimated life; certain of the assets have indefinite lives (brand names). Total of intangibles not subject to amortization amounted to $12,308 and $22,546 for the years ended December 31, 2012 and 2011, respectively.

        Amortization expense amounted to $1,110 and $1,222 for the years ended December 31, 2012 and 2011, respectively. Estimated amortization expense for the next five years is as follows:

Year ending December 31,
2013	$1,119
2014	743
2015	703
2016	703
2017	703

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

        Accounts payable and accrued expenses consist of the following:

	December 31,
	2012	2011
Accounts payable	$18,580	$22,775
Customer advertising and allowances	3,691	4,251
Accrued purchases of inventory	10,739	6,701
Other (none in excess of 5% of current liabilities)	4,128	6,906

Total	$37,138	$40,633

5. DEBT

Credit Facilities

        In August 2010, the Company entered into a secured credit facility with Bank of America, N.A., as Administrative Agent, and each of the financial institutions a signatory to the agreement. The agreement was amended on March 24, 2011 and on November 9, 2011 (as amended, the "Loan Agreement"). The Loan Agreement provides for an $80,000 working capital revolving credit facility and a $20,000 "accordion" credit facility. The Loan Agreement was amended on November 9, 2011, which modified certain financial covenants. The amounts outstanding under the revolving credit facility are payable in full upon maturity. The credit facilities mature on December 31, 2013. The amount outstanding on the credit facilities at December 31, 2012 was $64,077.

        Aggregate maturities of long term debt related to this note are as follows:

(In Thousands)
Year ending December 31:
2013	$64,077

Total	$64,077

        The Company and its subsidiaries, Summer Infant (USA), Inc. Summer Infant Europe Limited, Summer Infant Asia Limited and Summer Infant Canada, Limited are the borrowers under this Loan Agreement. This credit facility is secured by substantially all of the assets of the Company.

        The Company's ability to borrow under the Loan Agreement is subject to its ongoing compliance with a number of financial and other covenants, including the following: (i) that the Company and its subsidiaries maintain consolidated EBITDA (as defined in the Loan Agreement) of at least $20,000 for the twelve months ended December 31, 2011, which increases to $23,000 on a quarterly basis over the remainder of the term; (ii) that the Company and its subsidiaries maintain a ratio of total funded debt to consolidated EBITDA of not greater than 3.25:1.00, and (iii) that the Company and its subsidiaries maintain a ratio of operating cash flow to debt service of not less than 1.50:1.00. Upon utilizing all approved and permitted Add Backs, as defined in the Loan Agreement, the Company was in compliance with these and all other covenants at December 31, 2011.

        These credit facilities bore interest at a floating rate based on a spread over LIBOR ranging from 200 basis points to 300 basis points, depending upon the ratio of the Company's total funded debt to

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. DEBT (Continued)

consolidated EBITDA. The Company had also entered into various interest swap agreements which effectively fix the interest rates on a portion of the outstanding debt of which one is still active at December 31, 2011. As of December 31, 2011, the rate on these credit facilities averaged 3.69%. In addition, these credit facilities have an unused line fee based on the unused amount of the credit facilities equal to 25 basis points.

        On May 11, 2012, the Company entered into an amendment (the "May 2012 Amendment") that revised the Company's financial covenants and extended the maturity date an additional six months to December 31, 2013. In addition, the prior $20,000 "accordion" feature was removed and two additional pricing tiers based on the leverage covenant performance were added.

        The Company's ability to borrow under the Loan Agreement is subject to its ongoing compliance with certain financial covenants, as revised in the May 2012 Amendment, including that (a) the Company and its subsidiaries maintain and earn on a consolidated basis as of the last day of each fiscal quarter, consolidated EBITDA (as defined in the Loan Agreement) for the twelve month period ending on such date equal to or greater than $17,500 beginning with the quarter ending June 30, 2012 and increasing over the remaining term of the Loan Agreement to $23,000 for each quarter ending on or after June 30, 2013; (b) the Company and its subsidiaries maintain a ratio of consolidated total funded debt to consolidated EBITDA of not greater than (i) 4.25:1.00 on June 30, 2012, (ii) 3.75:1.00 on September 30, 2012, (iii) 3.50:1.00 on December 31, 2012, and (iv) 3.25:1.00 on March 31, 2013 and thereafter; and (c) the Company and its subsidiaries maintain a fixed charge ratio of at least 1.50:1.00. Also in connection with the May 2012 Amendment, the Bank waived certain events of default that existed on March 31, 2012.

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

        On November 7, 2012, the Company entered into an amendment (the "Fourth Amendment") that waived certain covenant defaults, revised the Company's financial covenants, added additional applicable rate margin spread pricing tiers and added a payment in kind (PIK) interest rate of 200 basis points on any outstanding loan balance effective October 1, 2012.

        The Company's ability to borrow under the Loan Agreement is subject to its ongoing compliance with certain financial covenants, as revised in the Fourth Amendment, including that (a) the Company and its subsidiaries maintain and earn on a consolidated basis as of the last day of each fiscal quarter, consolidated EBITDA (as defined in the Loan Agreement) for the twelve month period ending on such date equal to or greater than (i) $12,500 beginning with the twelve month period ending September 30, 2012, (ii) $10,500 for the twelve month period ending December 31, 2012, (iii) $10,000 for the twelve month period ending March 31, 2013, (iv) $12,500 for the twelve month period ending June 30, 2013, and (v) $17,000 for the twelve month period ending September 30, 2013 and thereafter; (b) the Company and its subsidiaries maintain a ratio of consolidated total funded debt to consolidated EBITDA (the "consolidated leverage ratio") of not greater than 6.25:1.00 beginning with the twelve month period ending September 30, 2012, of not greater than 6.75:1.00 for the twelve month period ending December 31, 2012, of not greater than 7.00:1.00 for the twelve month period ending March 31,

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. DEBT (Continued)

2013, of not greater than 6.00:1.00 for the twelve month period ending June 30, 2013, and of not greater than 4.00:1.00 for the twelve month period ending September 30, 2013, and thereafter; and (c) the Company and its subsidiaries maintain a fixed charge ratio of at least 1.50 to 1.00 for the twelve month period ending September 30, 2012, 1.10:1.00 for the twelve month period ending December 31, 2012, 1.00:1.00 for the twelve month period ending March 31, 2013, 1.25:1.00 for the twelve month period ending June 30, 2013, and 1.50:1.00 for the twelve month period ending September 30, 2013 and thereafter. The Company was required to pay a fee in the amount of $200 in connection with the Fourth Amendment.

        Pursuant to the Fourth Amendment, beginning October 1, 2012, the applicable margins no longer vary depending upon the funded debt to EBITDA leverage ratio and are instead fixed at 4.75% for Eurodollar or BBA LIBOR rate loans and L/C fees and 2.75% for base rate loans through March 31, 2013, increasing by 1.00% each fiscal quarter thereafter. In addition, beginning on October 1, 2012, loans will begin bearing additional interest of 2.00% per annum not paid in cash but payable in kind by adding such accrued interest to the outstanding principal of the loans, or "PIK interest."

        The Company had also entered into various interest rate swap agreements in the past which effectively fixed the interest rates on a portion of the outstanding debt, of which, the last agreement matured on June 7, 2012. In addition, the credit facility has an unused line fee based on the unused amount of the credit facility equal to 25 basis points.

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

        New Bank of America Credit Facility.    On February 28, 2013, Summer Infant, Inc. (the "Company") and its subsidiary, Summer Infant (USA), Inc., entered into a new loan and security agreement (the "BofA Agreement") with Bank of America, N.A., as agent, the financial institutions party to the agreement from time to time as lenders, and Merrill Lynch, Peirce, Fenner & Smith Incorporated, as sole lead arranger and sole book runner. The BofA Agreement replaces the Company's prior credit facility with Bank of America.

        The BofA Agreement provides for an $80,000, asset-based revolving credit facility, with a $10,000 letter of credit sub-line facility. The total borrowing capacity is based on a borrowing base, which is defined as 85% of eligible receivables plus the lesser of (i) 70% of the value of eligible inventory or (ii) 85% of the net orderly liquidation value of eligible inventory and less reserves. Total borrowing capacity under the BofA Agreement at February 28, 2013 was $62,400.

        The scheduled maturity date of loans under the BofA Agreement is February 28, 2018 (subject to customary early termination provisions). All obligations under the BofA Agreement are secured by substantially all the assets of the Company, subject to the first priority lien on certain assets held by the term loan lender described below. In addition, Summer Infant Canada Limited and Summer Infant Europe Limited, subsidiaries of the Company, are guarantors under the BofA Agreement. Proceeds from the loans will be used to satisfy existing debt, pay fees and transaction expenses associated with the closing of the BofA Agreement, pay obligations under the BofA Agreement, make payments on the term loan described below, and for lawful corporate purposes, including working capital.

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. DEBT (Continued)

        Loans under the BofA Agreement bear interest, at the Company's option, at a base rate or at LIBOR, plus applicable margins based on average quarterly availability under the BofA Agreement and ranging between 1.75% and 2.25% on LIBOR borrowings and 0.25% and 0.75% on base rate borrowings. Interest payments are due monthly, payable in arrears. The Company is also required to pay an annual non-use fee of 0.375% of the unused amounts under the BofA Agreement, as well as other customary fees as are set forth in the BofA Agreement. As of February 28, 2013 the base rate on loans was 3.75% and the LIBOR rate was 2.25%.

        Under the BofA Agreement, the Company must comply with certain financial covenants, including that the Company (i) for the first year of the loan, maintain and earn a specified minimum, monthly consolidated EBITDA amount, with such specified amounts increasing over the first year of the loan to a minimum consolidated EBITDA of $12,000 at February 28, 2014, and (ii) beginning with the fiscal quarter ending March 31, 2014, maintain a fixed charge coverage ratio of at least 1.0 to 1.0 for each period of four fiscal quarters most recently ended. For purposes of the financial covenants, consolidated EBITDA is defined as net income before interest, taxes, depreciation and amortization, plus certain customary expenses, fees and non-cash charges and minus certain customary non-cash items increasing net income.

        The BofA Agreement contains customary affirmative and negative covenants. Among other restrictions, the Company is restricted in its ability to incur additional debt, make acquisitions or investments, dispose of assets, or make distributions unless in each case certain conditions are satisfied. The BofA Agreement also contains customary events of default, including a cross default, the occurrence of a material adverse event and the occurrence of a change of control. In the event of a default, all of the obligations of the Company and its subsidiaries under the BofA Agreement may be declared immediately due and payable. For certain events of default relating to insolvency and receivership, all outstanding obligations become due and payable.

        New Term Loan.    On February 28, 2013 the Company and its subsidiary, Summer Infant (USA), Inc., as borrowers, entered into a new term loan agreement (the "Term Loan Agreement") with Salus Capital Partners, LLC, as administrative agent and collateral agent, and each lender from time to time a party to the Term Loan Agreement providing for a $15,000 term loan (the "Term Loan").

        Proceeds from the Term Loan will be used to repay certain existing debt, to finance the acquisition of working capital assets in the ordinary course of business and capital expenditures, and for general corporate purposes. The Term Loan is secured by certain assets of the Company, including a first priority lien on intellectual property, plant, property and equipment, and a pledge of 65% of the ownership interests in certain subsidiaries of the Company. The Term Loan matures on February 28, 2018. In addition, Summer Infant Canada Limited and Summer Infant Europe Limited, subsidiaries of the Company, are guarantors under the Term Loan Agreement.

        The principal of the Term Loan will be repaid, on a quarterly basis, in installments of $375, commencing with the quarter ending September 30, 2013, until paid in full on termination. The Term Loan bears interest at an annual rate equal to LIBOR, plus 10%, with a LIBOR floor of 1.25%. Interest payments are due monthly, in arrears. As of February 28, 2013 the interest rate on the Term Loan was 11.25%.

        The Term Loan Agreement contains customary affirmative and negative covenants substantially the same as the BofA Agreement. In addition, the Company must comply with certain financial covenants,

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. DEBT (Continued)

including that the Company (i) meet the same minimum, monthly consolidated EBITDA as set forth in the BofA Agreement and (ii) initially maintain a monthly senior leverage ratio of 1:1. For periods after February 28, 2014, the senior leverage ratio will be based on an annual business plan to be approved by the Company's Board of Directors and will be tested monthly on trailing twelve month basis. For purposes of the financial covenants in the Term Loan Agreement, the senior leverage ratio is the ratio of (i) all amounts outstanding under the Term Loan Agreement and the BofA Agreement to (ii) consolidated EBITDA for the twelve-month period ending as of the last day of the most recently ended fiscal month. The Term Loan Agreement also contains events of default, including a cross default, the occurrence of a material adverse event, the occurrence of a change of control, and the recall of products having a value of $2 million or more. In the event of a default, all of the obligations of the Company and its subsidiaries under the Term Loan Agreement may be declared immediately due and payable. For certain events of default relating to insolvency and receivership, all outstanding obligations become due and payable.

Sale-Leaseback

        On March 24, 2009 the Company entered into a definitive agreement with Faith Realty II, LLC, a Rhode Island limited liability company ("Faith Realty") (the members of which are Jason Macari, the current Chief Executive Officer of the Company and director, and his spouse), pursuant to which Faith Realty purchased the corporate headquarters of the Company located at 1275 Park East Drive, Woonsocket, Rhode Island (the "Headquarters"), for $4,052 and subsequently leased the Headquarters back to Summer USA for an annual rent of $390 during the initial seven year term of the lease, payable monthly and in advance. The lease will expire on the seventh anniversary of its commencement unless an option period is exercised by Summer USA. At that time, Summer USA will have the opportunity to extend the lease for one additional period of five years. If Summer USA elects to extend the term of the lease for an additional five years, the annual rent for the first two years of the extension term shall be equal to $429 and for the final three years of the extension term shall be equal to $468. In addition, during the first six months of the last lease year of the initial term of the lease, Summer USA has the option to repurchase the Headquarters for $4,457 (110% of the initial sale price). With the majority of the proceeds of the sale of the Headquarters Summer USA paid off the construction loan relating to the Headquarters. Mr. Macari has given a personal guarantee to secure the Faith Realty debt on its mortgage; therefore, due to his continuing involvement in the building transaction and the Company's option to repurchase the building, the transaction has been recorded as a financing lease, with no gain recognition. At December 31, 2012, approximately $157 was included in accounts payable and accrued expenses, with the balance of approximately $3,498 included in other liabilities, in the accompanying consolidated balance sheet. This obligation is reduced each month (along with a charge to interest expense) as the rent payment is made to Faith Realty.

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

6. INCOME TAXES

        The provision for income taxes is summarized as follows:

	2012	2011
Current:
Federal	$633	$(74)
Foreign	683	907
State and Local	79	135

Total Current	1,395	968
Deferred (primarily federal)	(8,163)	252

Total expense/(benefit)	$(6,768)	$1,220

        The tax effects of temporary differences that comprise the deferred tax liabilities and assets are as follows:

	2012	2011
Assets (Liabilities)
Deferred tax asset—current:
Accounts receivable	$15	$30
Inventory and Unicap reserve	921	235
Foreign tax credit carry-forward and other	1,650
Foreign earnings not permanently reinvested (Canada & UK)	(1,401)	—

Net deferred tax asset-current	1,185	265

Deferred tax (liability) asset—non-current:
Research and development credit, foreign tax credit and net operating loss carry-forward	3,352	2,276
Intangible assets and other	(4,242)	(9,573)
Property, plant and equipment	(2,627)	(3,067)

Total deferred tax liability	(3,517)	(10,364)
Valuation allowance	(677)	(1,075)

Net deferred tax liability non-current:	(4,194)	(11,439)

Net deferred income tax liability	$(3,009)	$(11,174)

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. INCOME TAXES (Continued)

        The following reconciles the provision for income taxes at the U.S. federal income tax statutory rate to the expense in the consolidated financial statements:

	2012	2011
Tax expense at statutory rate	$(24,623)	$1,711
State income taxes, net of U.S. federal income tax benefit	(556)	(419)
Stock options	136	155
Foreign dividend	321	544
Goodwill and other intangible asset impairment	17,612
Valuation allowance of state R&D credits	1	676
Foreign tax rate differential	45	(1,207)
Tax credits	9	(161)
Tax rate changes	160
Non-deductible expenses	21	114
Other	106	(193)

Total expense	$(6,768)	$1,220

The Company had undistributed earnings from certain foreign subsidiaries (Summer Infant Asia, Summer Infant Australia, and Born Free Holdings, Ltd) of approximately $8,966 at December 31, 2012 which is all considered to be permanently reinvested due to the Company's plans to reinvest such earnings for future expansion in certain foreign jurisdictions. Earnings and Profits from Summer Infant Europe and Summer Infant Canada are not considered to be permanently reinvested due to the bank refinancing as discussed in Note 5—Debt. The cumulative effect in 2012 was $320 and will affect future years based on earnings. The amount of taxes attributable to the permanently reinvested undistributed earnings is not practicably determinable.

        As of December 31, 2012, the Company has approximately $2,951 of federal and state net operating loss carry forwards to offset future federal taxable income. The federal NOL's will begin to expire in 2028 and the state NOL's will begin to expire in 2016. The Company also has approximately $399, $114, and $266 of net operating loss carry forwards in Canada, the United Kingdom, and Asia which can be carried forward indefinitely.

        Authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported, if based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all evidence, including the Companies' past earnings history and future earnings forecast, management has determined that a valuation allowance in the amount of $677 relating to certain state tax credits is necessary at Dec. 31, 2012.

        Upon the adoption, and at December 31, 2012 and 2011, the Company did not have any uncertain tax positions. No interest and penalties related to uncertain tax positions were accrued at December 31, 2012 and 2011. On a global basis, the open tax years subject to examination by major taxing jurisdictions in which the Company operates is between two to six years. The Company expects no material changes to unrecognized tax positions within the next twelve months.

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. SHARE BASED COMPENSATION

        The Company has granted stock options and restricted shares under its 2006 Performance Equity Plan ("2006 Plan"). Under the 2006 Plan, awards may be granted to participants in the form of Non-Qualified Stock Options, Incentive Stock Options, Restricted Stock, Deferred Stock, Stock Reload Options and other stock-based awards. Subject to the provisions of the plan, awards may be granted to employees, officers, directors, advisors and consultants who are deemed to have rendered or are able to render significant services to the Company or its subsidiaries and who are deemed to have contributed or to have the potential to contribute to the Company's success. The Company accounts for options under the fair value recognition standard. The application of this standard resulted in share-based compensation expense for the years ended December 31, 2012 and 2011 of $888 and $1,187, respectively. Stock based compensation expense is included in selling, general and administrative expenses. There were no share-based payment arrangements capitalized as part of the cost of an asset.

        The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. The Company uses the simplified method to estimate the expected term of the options, but used an estimate for grants of "plain vanilla" stock options based on a formula prescribed by the SEC. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Share-based compensation expense recognized in the consolidated financial statements in 2012 and 2011 is based on awards that are ultimately expected to vest.

        The following table summarizes the weighted average assumptions used for options granted during the year ended December 31, 2012 and 2011.

	2012	2011
Expected life (in years)	6.0	6.0
Risk-free interest rate	1.71%	1.71%
Volatility	55%	55%
Dividend yield	0%	0%
Forfeiture rate	10%	10%

        The weighted-average grant date fair value of options granted during the year ended December 31, 2012 was $ 2.21 per share which totals $482 for the 218,428 options granted during such period. During the year ended December 31, 2011, the weighted-average grant date fair value of options granted was $3.84 per share which totaled $379 for the 98,650 options granted during the year.

        A summary of the status of the Company's options as of December 31, 2012 and changes during the year then ended is presented below:

	Number Of Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	1,595,400	$4.08
Granted	218,428	$4.58
Exercised	(223,000)	$3.34
Canceled	(405,837)	$4.68

Outstanding at end of year	1,184,991	$4.11

Options exercisable at December 31, 2012	842,464	$3.70

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. SHARE BASED COMPENSATION (Continued)

        Outstanding stock options expected to vest as of December 31, 2012 is 1,066. The intrinsic value of options exercised totaled $490 and $1,702 for the years ended December 31, 2012 and 2011, respectively.

        The following table summarizes information about stock options at December 31, 2012:

		Options Outstanding			Options Exercisable
Year Granted	Range of Exercise Prices	Number Outstanding	Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
2007	$5.20 - $5.25	297,200	4.4	$5.22	297,200	$5.22
2009	$2.14 - $4.33	479,750	6.1	$2.26	458,063	$2.26
2010	$5.36 - $7.79	119,500	7.3	$5.81	65,126	$5.81
2011	$6.70 - $8.00	89,120	8.5	$7.25	22,075	$7.25
2012	$2.32 - $5.55	199,421	9.4	$4.48	—	—

        The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2012 and 2011 are $0 and $1,027, respectively.

	Number of Options	Grant Date Fair Value
Non-Vested options at December 31, 2011	413,150	$2.08
Options Granted	218,428	2.21
Options Vested	(174,762)	1.59
Options forfeited	(114,289)	1.50

Non-Vested options at December 31, 2012	342,527	$2.60

        As of December 31, 2012, there was approximately $826 of unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 2 years.

        Restricted stock awards require no payment from the grantee. The related compensation cost of each award is calculated using the market price on the grant date and is expensed equally over the vesting period. A summary of restricted stock awards for the Company's stock incentive plan for the year ended December 31, 2012, is as follows:

	Number of Shares	Grant Date Fair Value
Unvested restricted stock awards as of December 31, 2011	232,129	$5.91
Granted	187,519	3.73
Vested	(193,278)	4.33
Forfeited	(42,628)	7.40

Unvested restricted stock awards as of December 31, 2012	183,742	$5.17

        As of December 31, 2012, there was approximately $835 of unrecognized compensation cost related to non-vested stock compensation arrangements granted under the Company's stock incentive

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. SHARE BASED COMPENSATION (Continued)

plan for restricted stock awards. That cost is expected to be recognized over the next three years. The Company did not grant any restricted stock awards prior to 2009.

        The Company is authorized to issue up to 3,000,000 stock options and restricted shares under the 2006 Plan. As of December 31, 2012, there are 591,626 shares available to grant under the 2006 Plan.

        The Company is authorized to issue up to 500,000 stock options and restricted shares under its 2012 Incentive Compensation Plan. As of December 31, 2012, all 500,000 shares remain available to grant under this plan.

8. CAPITAL LEASE OBLIGATIONS

        The Company leases certain equipment under capital leases which expire over the next several years.

        The leases require monthly payments of principal and interest, imputed at interest rates ranging from 3% to 18% per annum.

        The capital lease liability balance of approximately $1,437 and $1,261 is included in debt on the consolidated balance sheets as of December 31, 2012 and 2011, respectively, (of which approximately $690 is included in long-term debt each year, and the balance is in current portion of long-term debt). The minimum future lease payments, including principal and interest, are approximately $1,574 and $1,332, respectively.

Future Minimum Lease Payments

	Total	2013	2014	2015	2016	2017 & Beyond
Capital Lease Payments	1,574	797	522	168	85	2
Interest	(137)	(95)	(33)	(7)	(2)	—

Principal	1,437	702	489	161	83	2

9. PROFIT SHARING PLAN

        Summer Infant (USA), Inc maintains a defined contribution salary deferral plan (the Plan) under Section 401(k) of the Internal Revenue Code. All employees who meet the Plan's eligibility requirements can participate. Employees may elect to make contributions up to 25% of their compensation. In 2007, the Company adopted a matching plan which was funded throughout the year. For the years ended December 31, 2012 and 2011, the Company recorded 401(k) matching expense of $196 and $211, respectively.

10. MAJOR CUSTOMERS

        Three customers generated more than 10% of sales for the year ended December 31, 2012, Toys R Us (32%), Walmart (18%), and Target (10%). Three customers generated more than 10% of sales for the year ended December 31, 2011, Toys R Us (39%), Walmart (11%), and Target (10%). Because of the concentration of our business with these customers and because we have no long term

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. MAJOR CUSTOMERS (Continued)

contracts with these customers, our success depends on our customers' willingness to purchase and provide shelf space for our products.

11. COMMITMENTS AND CONTINGENCIES

Royalty Commitments

        Summer Infant (USA), Inc has entered into various license agreements with third parties for the use of product designs and trade names for the products manufactured by the Company. These agreements have termination dates through December 2013. Royalty expense under these licensing agreements for the years ended December 31, 2012 and 2011 were approximately $3,831 and $2,475, respectively.

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

        SIE leases office space under a non-cancelable operating lease agreement. This lease is for a five-year term through April 2017, and requires monthly payments of approximately $6. In addition, SIE is required to pay its proportionate share of property taxes.

        Summer Infant Canada, Ltd. entered into a five-year lease for office and warehouse space under a non-cancelable operating lease agreement expiring June 2018. The Company is obligated as part of the lease to pay maintenance expenses as well as property taxes and insurance costs as defined in the agreement. Monthly payments are approximately $29 over the course of the lease term. Summer Infant Canada, Ltd. has the option to renew this lease for one additional period of five years under similar terms and conditions.

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

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. COMMITMENTS AND CONTINGENCIES (Continued)

        During November 2011, SIA entered into a two year office lease which requires monthly payments of $6 through October 2013.

        Approximate future minimum rental payments due under these leases are as follows(a):

Year Ending
December 31, 2013	$1,546
December 31, 2014	1,425
December 31, 2015	1,476
December 31, 2016	1,463
December 31, 2017	972

Total	$6,882

(a)
Amounts exclude payments for Sales-Leaseback transaction as described in Note 5.

        Rent expense (excluding taxes, fees and other charges) for the years ended December 31, 2012 and 2011 totaled approximately $1,878 and $1,627, respectively.

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

Litigation

        In 2012, the Company settled a purported class action suit relating to its analog baby video monitors and paid $1,675 (of which $506 was covered by insurance) in exchange for a release of all claims by the class members. The Company recorded a $1,501 charge in the fourth quarter of 2011 relating to the settlement.

        The Company is a party to routine litigation and administrative complaints incidental to its business. The Company does not believe that the resolution of any or all of such routine litigation and administrative complaints is like to have a material adverse effect on the Company's financial condition or results of operations.

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. GEOGRAPHICAL INFORMATION

        The Company sells products throughout the United States, Canada, and the United Kingdom, and various other parts of the world.

        The following is a table that presents net revenue by geographic area:

	December 31,
	2012	2011
North America	$229,143	$221,796
All Other	18,084	16,376

	$247,227	$238,172

        The following is a table that presents total assets by geographic area:

	2012	2011
North America	$124,405	$188,129
Europe	8,546	7,153
Asia/Other	7,354	17,633

	$140,305	$212,915

13. QUARTERLY FINANCIAL INFORMATION (Unaudited)

        The following is a summary of certain items in the consolidated statements of operations by quarter for fiscal year ended December 31, 2012. The intangible asset impairment charge in the third quarter has been retrospectively adjusted to properly state the interim periods within the fiscal year ended December 31, 2012.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$62,999	$61,731	$63,984	$58,513
Cost of goods sold	41,894	40,945	44,359	40,257

Gross Profit	$21,105	$20,786	$19,625	$18,256
SG&A expense	16,648	18,621	18,177	17,237
Other expense			69,796
Depreciation and amortization	1,875	1,803	2,050	1,838

Net Operating income (loss)	$2,582	$362	$(70,398)	$(819)
Interest expense, net	(720)	(899)	(938)	(1,591)

Income (loss) before provision (benefit) for income taxes	$1,862	$(537)	$(71,336)	$(2,410)
Provision (benefit) for income taxes	540	(113)	(6,310)	(885)

Net Income (Loss)	$1,322	$(424)	$(65,026)	$(1,525)

14. ACQUISITION OF BORN FREE HOLDINGS LTD.

        On March 24, 2011, the Company acquired all of the capital stock of Born Free Holdings Ltd. ("Born Free") pursuant to the terms and conditions of a Stock Purchase Agreement (the "Purchase

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. ACQUISITION OF BORN FREE HOLDINGS LTD. (Continued)

Agreement") by and among the Company, its wholly owned subsidiary Summer Infant (USA), Inc., Born Free and the stockholders of Born Free. The aggregate consideration paid by the Company to the Born Free stockholders at closing was $24,607 (subject to adjustment), consisting of $14,000 in cash and approximately $10,607 in shares of the Company's common stock, or 1,510,989 shares based on a price per share of $7.02 (the closing price on the date of acquisition). In addition, the Born Free stockholders could receive earn-out payments upon achievement of certain financial targets over the twelve months subsequent to the acquisition up to a maximum amount of $13,000, of which up to $6,500 would be paid in shares of the Company's common stock (or 925,926 shares based on a price per share of $7.02). A portion of the shares issued at closing was, deposited in escrow for a period of 18 months as security for any breach of the representations, warranties and covenants of Born Free and the Born Free stockholders contained in the Purchase Agreement. On September 30, 2011 the Company received $1,000 in common stock from the Born Free escrow account due to a preliminary net asset adjustment as defined in the Purchase Agreement. This was accounted for on the balance sheet through an increase in acquired accrued liabilities by $1,000, and increasing treasury stock by $956 and goodwill by $44.

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

        Under the purchase method of accounting, the total purchase price for Born Free was assigned to the net tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. Approximately $16,400 and $11,532 were assigned to certain intangible assets and goodwill, respectively, based on independent valuations received by the Company. In addition, the estimated fair value of the contingent earn-out was valued at zero as of December 31, 2011 based on the Company's best estimate of the earn-out computation. The acquisition was recorded as of the closing date, reflecting the assets and liabilities of Born Free (the target), at their acquisition date fair values. Intangible assets that are identifiable were recognized separately from goodwill which was measured and recognized as the excess of the fair value of Born Free, as a whole, over the net amount of the recognized identifiable assets acquired and liabilities assumed.

        Calculation of assignment consideration:

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

        The pro forma effect on net revenues, earnings, and earnings per share amounts for the twelve months ended December 31, 2011, assuming the Born Free transaction had closed on January 1, 2011 is as follows:

Twelve Months Ended December 31 2011
Net Revenues	$241,645
Net Income	2,650
Diluted earnings per share	$0.15

15. SUBSEQUENT EVENTS

        The Company has evaluated all events or transactions that occurred after December 31, 2012 through the date of this Annual Report. Other than the loan agreements entered into on February 28, 2013, as described above in Note 5, no subsequent event disclosures are required.

Index to Exhibits

Exhibit No.		Description
2.1		Agreement and Plans of Reorganization, dated as of September 1, 2006, by and among KBL Healthcare Acquisition Corp. II, and its wholly owned subsidiary, SII Acquisition Corp., and Summer Infant, Inc., Summer Infant Europe, Limited, Summer Infant Asia, Ltd. and their respective stockholders (Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K filed on September 5, 2006, SEC File No. 000-51228)

2.2		Purchase and Sale Agreement, dated March 24, 200,9 between Summer Infant (USA), Inc. and Faith Realty II, LLC (Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q/A filed on August 18, 2009)

2.3		Lease Agreement, dated March 24, 2009, between Summer Infant (USA), Inc. and Faith Realty II, LLC (Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q/A filed on August 18, 2009)

2.4		Agreement and Plan of Merger, dated as of April 18, 2008, by and among Summer (USA), Inc., Kiddo Acquisition Co. Inc., and Kiddopotamus & Company and certain of its stockholders (Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K filed on April 24, 2008)

2.5		Stock Purchase Agreement, dated as of March 24, 2011, by and among the Registrant, Summer infant (USA), Inc., Born Free Holdings Ltd., and each stockholder of Born Free Holdings Ltd. (Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K filed on March 8, 2011)

3.1		Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibits to the Registrant's Form 8-A filed on March 6, 2007, SEC File No. 001-33346)

3.2		Certificate of Amendment to Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K filed on June 7, 2010)

3.3		Amended and Restated Bylaws

4.1		Specimen Common Stock Certificate (Incorporated by reference to Exhibits to the Registrant's Form 8-A filed on March 6, 2007, SEC File No. 001-33346)

10.1		Registration Rights Agreement by and among the Registrant, Jason Macari and Steven Gibree (Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K filed on September 5, 2006, SEC File No. 000-51228)

10.2	*	2006 Performance Equity Plan (Incorporated by reference to Appendix A to the Registrant's Definitive Proxy on Schedule 14A filed on April 29, 2008)

10.3	*	Employment Agreement by and between the Registrant and Jason Macari dated February 1, 2010 (Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K filed on February 4, 2010)

10.4	*	Separation and Release Agreement, dated as of December 10, 2010, between the Registrant and Steven Gibree (Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K filed on December 13, 2010)

10.5		Amended and Restated Credit Agreement, dated August 2, 2010, among the Registrant, Summer Infant (USA), Inc., Kiddopotamus & Company, Bank of America, N.A., as administrative agent, swing lender, and L/C issuer, and RBS Citizens, National Association, as Collateral Agent, and other lenders thereto (Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q filed on August 9, 2010)

Exhibit No.		Description
10.6		First Amendment to Amended and Restated Credit Agreement, dated as of March 24, 2011, among the Registrant, Summer Infant (USA), Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender, and L/C Issuer, and RBS Citizens, National Association, as Collateral Agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Lead Arranger and Book Manager (Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K filed on March 8, 2011)

10.7		Second Amendment to Amended and Restated Credit Agreement, dated as of November 9, 2011, among the Registrant, Summer Infant (USA), Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender, and L/C Issuer, and RBS Citizens, National Association, as Collateral Agent (Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K filed on February 29, 2012)

10.8		Third Amendment to Amended and Restated Credit Agreement, dated as of May 11, 2012, among the Registrant, Summer Infant (USA), Inc., Bank of America, N.A., as Administrative Agent, and RBS Citizens, National Association, as Collateral Agent (Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q filed on May 14, 2012)

10.9		Fourth Amendment to Amended and Restated Credit Agreement, dated as of November 7, 2012, among the Registrant, Summer Infant (USA), Inc., Bank of America, N.A., as Administrative Agent, and RBS Citizens, National Association, as Collateral Agent (Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K filed on November 13, 2012)

10.10	*	Separation Agreement and Release, dated as of October 17, 2011, between the Registrant and Jeffrey Hale (Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K filed on October 19, 2011)

10.11	*	Offer Letter and Change of Control Agreement between the Registrant and David S. Hemendinger (Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K filed on October 19, 2011)

10.12	*	Non-Qualified Stock Option Agreement between the Registrant and David S. Hemendinger (Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K filed on February 29, 2012)

10.13	*	Restricted Stock Award Agreement between the Registrant and David S. Hemendinger (Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K filed on February 29, 2012)

10.14	*	Offer Letter from the Registrant to Edmund J. Schwartz (Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K filed on March 8, 2012)

10.15	*	First Amendment to Offer Letter by and between the Registrant and Edmund J. Schwartz (Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K filed on May 8, 2012)

10.16	*	2012 Incentive Compensation Plan (Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K filed on June 18, 2012)

10.17	*	Offer Letter and Change of Control Agreement by and between the Registrant and Paul Francese (Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K filed on September 13, 2012)

10.18	*	Non-Qualified Stock Option Agreement between the Registrant and Paul Francese (Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q filed on November 14, 2012)

Exhibit No.		Description
10.19	*	Restricted Stock Award Agreement between the Registrant and Paul Francese (Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q filed on November 14, 2012)

21.1		List of Subsidiaries

23.1		Consent of Independent Registered Public Accounting Firm

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

101.INS	**	XBRL Instance Document

101.SCH	**	XBRL Taxonomy Extension Schema Document

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	**	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

*
Management contract or compensatory plan or arrangement

**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections