Form 10-Q
period 2013-03-31
Summer Infant, Inc.
filed 2013-05-14
CIK 1314772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

Summer Infant, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Commission file number 001-33346

Delaware	20-1994619
(State or Other Jurisdiction Of Incorporation or Organization)	(IRS Employer Identification No.)

1275 Park East Drive
Woonsocket, RI 02895	(401) 671-6550
(Address of principal executive offices) (Zip Code)	(Registrant’s telephone number, including area code)

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

As of May 1, 2013, there were 17,874,796 shares outstanding of the registrant’s Common Stock, $.0001 par value per share.

Summer Infant, Inc.

Form 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.                Condensed Consolidated Financial Statements (unaudited)

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

Note that all amounts presented in the table below are in thousands of U.S. dollars, except share amounts and par value amounts.

	Unaudited
	March 31, 2013	December 31, 2012
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$2,634	$3,132
Trade receivables, net of allowance for doubtful accounts	47,547	45,299
Inventory, net	40,231	49,823
Prepaids and other current assets	2,634	2,483
Deferred tax assets	1,185	1,185
TOTAL CURRENT ASSETS	94,231	101,922
Property and equipment, net	15,937	16,834
Other intangible assets, net	20,765	21,046
Other assets	2,382	518
TOTAL ASSETS	$133,315	$140,320

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$31,916	$37,138
Current portion of long term debt (including capital leases)	1,467	770
TOTAL CURRENT LIABILITIES	33,383	37,908
Long-term debt, less current portion	62,203	64,767
Other liabilities	3,453	3,498
Deferred tax liabilities	4,202	4,194
TOTAL LIABILITIES	103,241	110,367

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.0001 par value, 1,000,000 authorized, none issued or outstanding at March 31, 2013 and December 31, 2012, respectively	—	—
Common Stock $0.0001 par value, authorized, issued and outstanding of 49,000,000, 18,133,945 and 17,862,296 at March 31, 2013 and December 31, 2012, respectively	2	2
Treasury Stock at cost (271,649 shares at March 31, 2013 and December 31, 2012, respectively)	(1,283)	(1,283)
Additional paid-in capital	72,968	72,790
Accumulated deficit	(40,908)	(41,352)
Accumulated other comprehensive loss	(705)	(204)
TOTAL STOCKHOLDERS’ EQUITY	30,074	29,953
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$133,315	$140,320

See notes to condensed consolidated financial statements

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

Note that all amounts presented in the table below are in thousands of U.S. dollars, except share and per share amounts.

	Unaudited
	For the three months ended
	March 31, 2013	March 31, 2012

Net revenues	$59,118	$62,999

Cost of goods sold	40,539	41,894

Gross profit	18,579	21,105

General and administrative expenses	9,611	10,625

Selling expenses	5,604	6,023

Depreciation and amortization	1,790	1,875

Operating income	1,574	2,582

Interest expense, net	(1,255)	(720)

Income before income taxes	319	1,862

Provision (benefit) for income taxes	(125)	540

NET INCOME	$444	$1,322

Net income per share:

BASIC	$0.02	$0.07

DILUTED	$0.02	$0.07

Weighted average shares outstanding:

BASIC	17,862,296	17,750,165

DILUTED	17,871,495	17,976,634

See notes to condensed consolidated financial statements.

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

Note that all amounts presented in the table below are in thousands of U.S. dollars.

	Unaudited
	Three Months Ended March 31,
	2013	2012
Net Income	$444	$1,322
Other comprehensive loss:
Changes in foreign currency translation adjustments	(501)	(103)

Comprehensive income/(loss)	$(57)	$1,219

See notes to condensed consolidated financial statements.

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Note that all amounts presented in the table below are in thousands of U.S. dollars.

	Unaudited
	For the three months ended
	March 31, 2013	March 31, 2012
Cash flows from operating activities:

Net income	$444	$1,322

Adjustments to reconcile net income to net cash (used in) provided by operating activities

Depreciation and amortization	1,790	1,875

Stock-based compensation expense	178	259

Change in value of interest rate swap agreements	—	(47)

Changes in assets and liabilities:

Increase in trade receivables	(2,447)	(9,828)

Decrease in inventory	9,372	2,530

Increase in prepaids and other assets	(2,026)	(889)

Decrease in accounts payable and accrued expenses	(5,168)	(271)

Net cash provided by (used in) operating activities	2,143	(5,049)

Cash flows from investing activities:

Acquisitions of property and equipment	(614)	(811)

Net cash used in investing activities	(614)	(811)

Cash flows from financing activities:

Issuance of common stock upon exercise of stock options	—	476

Net (repayment) borrowings on financing arrangements	(1,867)	6,073

Net cash (used in) provided by financing activities	(1,867)	6,549

Effect of exchange rate changes on cash and cash equivalents	(160)	(198)

Net (decrease)/increase in cash and cash equivalents	(498)	491

Cash and cash equivalents, beginning of period	3,132	1,215

Cash and cash equivalents, end of period	$2,634	$1,706

Supplemental disclosure of cash flow information:

Cash paid for interest	$903	$647

Cash paid for income taxes	$214	$3

See notes to condensed consolidated financial statements.

SUMMER INFANT, INC.  AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands of U.S. dollars)

1.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The Company is a global designer, marketer, and distributor of branded juvenile health, safety and wellness products (for ages 0-3) which are sold principally to large North American and European retailers. The Company currently markets its products in several product categories such as monitoring, health and safety, nursery, baby gear, feeding, play and furniture products. Most products are sold under our core brand names of Summer® and Born Free®. Significant product categories include nursery audio/video monitors, safety gates, bath tubs and bathers, durable bath products, bed rails, nursery products, swaddling blankets, baby bottles, warming/sterilization systems, booster and potty seats, bouncers, travel accessories, high chairs, swings, feeding products, car seats, strollers, and nursery furniture. Over the years, the Company completed several acquisitions and added product categories such as cribs, swaddling, and feeding products.

Basis of Presentation and Principles of Consolidation

The accompanying interim condensed consolidated financial statements of Summer Infant, Inc. (the “Company” or “Summer”) are unaudited, but in the opinion of management, reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results for the interim periods. Accordingly, they do not include all information and notes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. The results of operations for interim periods are not necessarily indicative of results to be expected for the entire fiscal year or any other period. The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes for the year ended December 31, 2012 included in its Annual Report on Form 10-K filed with the SEC on March 13, 2013.

It is the Company’s policy to prepare its financial statements on the accrual basis of accounting in conformity with GAAP. The consolidated financial statements include the accounts of its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidation.

All dollar amounts included in the Notes to Condensed Consolidated Financial Statements are in thousands of U.S. dollars except share and per share amounts. Certain items in prior year financials were reclassified to conform to current year presentation including the reporting of selling expenses separate from general and administrative expenses.

Revenue Recognition

The Company records revenue when all of the following occur: persuasive evidence of an arrangement exists, product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. Sales are recorded net of provisions for returns and allowances, customer discounts, and other sales-related discounts. The Company bases its estimates for discounts, returns and allowances on negotiated customer terms and historical experience. Customers do not have the right to return products unless the products are defective. The Company records a reduction of sales for estimated future defective product deductions based on historical experience.

Sales incentives or other consideration given by the Company to customers that are considered adjustments of the selling price of its products, such as markdowns, are reflected as reductions of revenue. Sales incentives and other consideration that represent costs incurred by the Company for assets or services received, such as the appearance of the Company’s products in a customer’s national circular ad, are reflected as selling expenses in the accompanying condensed consolidated statements of operations.

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

Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon adoption and in subsequent periods. At March 31, 2013 and December 31, 2012, the Company did not have any uncertain tax positions. No interest and penalties related to uncertain tax positions were accrued at March 31, 2013 and December 31, 2012.

The Company’s federal tax return for the year ended December 31, 2009 was audited by the Internal Revenue Service and all taxes and interest have been paid. The Company expects no material changes to unrecognized tax positions within the next twelve months.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future.  Accordingly, actual results could differ from those estimates.

Net Income Per Share

Basic earnings per share for the Company are computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share includes the dilutive impact of outstanding stock options and unvested restricted shares.

Translation of Foreign Currencies

All assets and liabilities of the Company’s foreign affiliates, whose functional currency is not U.S. dollars, are translated into U.S. dollars at the exchange rate in effect at the end of the quarter and the income and expense accounts of these affiliates have been translated at average rates prevailing during each respective quarter. Resulting translation adjustments are made to a separate component of stockholders’ equity within accumulated other comprehensive income or loss.

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued accounting pronouncements or issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

2.             DEBT

Credit Facilities

On February 28, 2013, the Company and its subsidiary, Summer Infant (USA), Inc., entered into a new loan and security agreement (the “BofA Agreement”) with Bank of America, N.A., as agent, the financial institutions party to the agreement from time to time as lenders, and Merrill Lynch, Peirce, Fenner & Smith Incorporated, as sole lead arranger and sole book runner.  The BofA Agreement replaced the Company’s prior credit facility with Bank of America.  The Company also entered into a term loan with Salus Capital Partners, which is described below under “Term Loan.”

BofA Agreement.

The BofA Agreement provides for an $80,000, asset-based revolving credit facility, with a $10,000 letter of credit sub-line facility.  The total borrowing capacity is based on a borrowing base, which is defined as 85% of eligible receivables plus the lesser of (i) 70% of the value of eligible inventory or (ii) 85% of the net orderly liquidation value of eligible inventory and less reserves.  Total borrowing capacity under the BofA Agreement at March 31, 2013 was $61,021 and borrowing availability was $13,534.  The Company was in compliance with the financial covenants under the BofA Agreement at March 31, 2013.

The scheduled maturity date of loans under the BofA Agreement is February 28, 2018 (subject to customary early termination provisions).  All obligations under the BofA Agreement are secured by substantially all the assets of the Company, subject to a first priority lien on certain assets held by the term-loan lender described below.  In addition, Summer Infant Canada Limited and Summer Infant Europe Limited, subsidiaries of the Company, are guarantors under the BofA Agreement.  Proceeds from the loans were used to satisfy existing debt, pay fees and transaction expenses associated with the closing of the BofA Agreement, pay obligations under the BofA Agreement, and will be used to make payments on the Term Loan and for other general corporate purposes, including working capital.

Loans under the BofA Agreement bear interest, at the Company’s option, at a base rate or at LIBOR, plus applicable margins based on average quarterly availability under the BofA Agreement and ranging between 1.75% and 2.25% on LIBOR borrowings and 0.25% and 0.75% on base rate borrowings.  Interest payments are due monthly, payable in arrears.  The Company is also required to pay an annual non-use fee of 0.375% of the unused amounts under the BofA Agreement, as well as other customary fees as are set forth in the BofA Agreement.  As of March 31, 2013 the base rate on loans was 3.75% and the LIBOR rate was 2.25%.

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

The BofA Agreement contains customary affirmative and negative covenants.  Among other restrictions, the Company is restricted in its ability to incur additional debt, make acquisitions or investments, dispose of assets, or make distributions unless in each case certain conditions are satisfied.  The BofA Agreement also contains customary events of default, including a cross default with the term loan, the occurrence of a material adverse event and the occurrence or a change of control.  In the event of a default, all of the obligations of the Company and its subsidiaries under the BofA Agreement may be declared immediately due and payable.  For certain events of default relating to insolvency and receivership, all outstanding obligations become due and payable.

Prior Bank of America Loan Agreement.

The BofA Agreement entered into in February 2013 replaced the Company’s prior secured credit facility with Bank of America, N.A., as Administrative Agent, as set forth in the Amended and Restated Loan Agreement, dated August 2, 2010, as amended through November 7, 2012 (as amended, the “Prior Loan Agreement”). The Prior Loan Agreement provided for an $80,000 working capital revolving credit facility. The amounts outstanding under the revolving credit facility were payable in full upon maturity on December 31, 2013.

The Company’s ability to borrow under the Prior Loan Agreement was subject to its ongoing compliance with certain financial covenants, including that (a) the Company and its subsidiaries maintain and earn on a consolidated basis as of the last day of each fiscal quarter, consolidated EBITDA (as defined in the Loan Agreement) for the twelve month period ending on such date equal to or greater than (i) $12,500 beginning with the twelve month period ending September 30, 2012, (ii) $10,500 for the twelve month period ending December 31, 2012, (iii) $10,000 for the twelve month period ending March 31, 2013, (iv) $12,500 for the twelve month period ending June 30, 2013, and (v) $17,000 for the twelve month period ending September 30, 2013 and thereafter; (b) the Company and its subsidiaries maintain a ratio of consolidated total funded debt to consolidated EBITDA (the “consolidated leverage ratio”) of not greater than 6.25:1.00 beginning with the twelve month period ending

September 30, 2012, of not greater than 6.75:1.00 for the twelve month period ending December 31, 2012, of not greater than 7.00:1.00 for the twelve month period ending March 31, 2013, of not greater than 6.00:1.00 for the twelve month period ending June 30, 2013, and of not greater than 4.00:1.00 for the twelve month period ending September 30, 2013, and thereafter; and (c) the Company and its subsidiaries maintain a fixed charge ratio of at least 1.50 to 1.00 for the twelve month period ending September 30, 2012, 1.10:1.00 for the twelve month period ending December 31, 2012, 1.00:1.00 for the twelve month period ending March 31, 2013, 1.25:1.00 for the twelve month period ending June 30, 2013, and 1.50:1.00 for the twelve month period ending September 30, 2013 and thereafter. The Company was required to pay a fee in the amount of $200 in connection with the Fourth Amendment.

Beginning October 1, 2012, the applicable margins no longer varied depending upon the funded debt to leverage ratio and were instead fixed at 4.75% for Eurodollar or BBA LIBOR rate loans and L/C fees and 2.75% for base rate loans through March 31, 2013, increasing by 1.00% each fiscal quarter thereafter. In addition, beginning on October 1, 2012, loans began bearing additional interest of 2.00% per annum not paid in cash but payable in kind by adding such accrued interest to the outstanding principal of the loans, or “PIK interest.”

The Company had also entered into various interest rate swap agreements in the past which effectively fixed the interest rates on a portion of the outstanding debt, of which, the last agreement matured on June 7, 2012. In addition, the credit facility has an unused line fee based on the unused amount of the credit facility equal to 25 basis points.

The Prior Loan Agreement also contained customary events of default, including a cross default provision and a change of control provision. In the event of a default, all of the obligations of the Company and its subsidiaries under the loan Agreement may be declared immediately due and payable. For certain events of default relating to insolvency and receivership, all outstanding obligations become due and payable.

Term Loan

On February 28, 2013 the Company and its subsidiary, Summer Infant (USA), Inc., as borrowers, entered into a term-loan agreement (the “Term Loan Agreement”) with Salus Capital Partners, LLC, as administrative agent and collateral agent, and each lender from time to time a party to the Term Loan Agreement providing for a $15,000 term-loan (the “Term Loan”).

Proceeds from the Term Loan were used to repay certain existing debt, and will also be used to finance the acquisition of working capital assets in the ordinary course of business,  capital expenditures, and for other general corporate purposes.  The Term Loan is secured by certain assets of the Company, including a first priority lien on intellectual property, plant, property and equipment, and a pledge of 65% of the ownership interests in certain subsidiaries of the Company.  The Term Loan matures on February 28, 2018.  In addition, Summer Infant Canada Limited and Summer Infant Europe Limited, subsidiaries of the Company, are guarantors under the Term Loan Agreement.

The principal of the Term Loan will be repaid, on a quarterly basis, in installments of $375, commencing with the quarter ending September 30, 2013, until paid in full on termination.  The Term Loan bears interest at an annual rate equal to LIBOR, plus 10%, with a LIBOR floor of 1.25%.  Interest payments are due monthly, in arrears.  As of March 31, 2013 the interest rate on the Term Loan was 11.25%.

The Term Loan Agreement contains customary affirmative and negative covenants substantially the same as the BofA Agreement described above.  In addition, the Company must comply with certain financial covenants, including that the Company (i) meet the same minimum, monthly consolidated EBITDA as set forth in the BofA Agreement and (ii) initially maintain a monthly senior leverage ratio of 1:1.  For periods after February 28, 2014, the senior leverage ratio will be based on an annual business plan to be approved by the Company’s Board of Directors and will be tested monthly on a trailing twelve month basis.  For purposes of the financial covenants in the Term Loan Agreement, the senior leverage ratio is the ratio of (i) all amounts outstanding under the Term Loan Agreement and the BofA Agreement to (ii) consolidated EBITDA for the twelve-month period ending as of the last day of the most recently ended fiscal month.  The Term Loan Agreement also contains events of default, including a cross default with the BofA agreement, the occurrence of a material adverse event, the occurrence of a change of control, and the recall of products having a value of $2,000 or more.  In the event of a default, all of the obligations of the Company and its subsidiaries under the Term Loan Agreement may be declared immediately due and payable.  For certain events of default relating to insolvency and receivership, all outstanding obligations become due and payable.

The amount outstanding on the Term Loan at March 31, 2013 was $15,000. We were in compliance with the financial covenants under the Term Loan at March 31, 2013.

Aggregate maturities of long term debt related to the BofA credit facility and Term Loan are as follows:

Year ending December 31: 2018	$62,422
Total	$62,422

3.                                      INTANGIBLE ASSETS

Intangible assets consist of the following:

	March 31,	December 31,
	2013	2012

Brand names	$14,812	$22,700
Impairment of brand name	—	(7,888)
Brand names — net	14,812	14,812
Patents and licenses	1,711	1,711
Customer relationships	6,946	6,946
Other intangibles	1,882	1,882
	25,351	25,351
Less: Accumulated amortization	(4,586)	(4,305)
Intangible assets, net	$20,765	$21,046

The amortization period for the majority of the intangible assets ranges from 5 to 20 years for those assets that have an estimated life; certain of the assets have indefinite lives (brand names). Total of intangibles not subject to amortization amounted to $12,308 at March 31, 2013 and December 31, 2012.

4.                                      COMMITMENTS AND CONTINGENCIES

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

5.                                      SHARE BASED COMPENSATION

The Company has granted stock options and restricted shares under its 2006 Performance Equity Plan (“2006 Plan”). Under the 2006 Plan, awards may be granted to participants in the form of Non-Qualified Stock Options, Incentive Stock Options, Restricted Stock, Deferred Stock, Stock Reload Options and other stock-based awards. Subject to the provisions of the plan, awards may be granted to employees, officers, directors, advisors and consultants who are deemed to have rendered or are able to render significant services to the Company or its subsidiaries and who are deemed to have contributed or to have the potential to contribute to the Company’s success. The Company accounts for options under the fair value recognition standard. Stock based compensation expense is included in selling, general and administrative expenses. There were no share-based payment arrangements capitalized as part of the cost of an asset.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. The Company uses the simplified method for grants of “plain vanilla” stock options based on a formula prescribed by the SEC to estimate the expected term of the options.  Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Share-based compensation expense for the three months ended March 31, 2013 and 2012 was approximately $178 and $259, respectively.  As of March 31, 2013, there were 1,236,646 stock options outstanding and 211,127 unvested restricted shares outstanding.

During the three months ended March 31, 2013, the Company granted 45,000 stock options and granted 25,000 shares of restricted stock. The following table summarizes the weighted average assumptions used for options and shares granted during the quarters ended March 31, 2013 and 2012.

Expected life (in years)	6.0
Risk-free interest rate	1.71%
Volatility	55%
Dividend yield	0%
Forfeiture rate	10%

The Company is authorized to issue up to 3,000,000 stock options and restricted shares under the 2006 Plan. As of March 31, 2013, there are 521,804 shares available to grant under the 2006 Plan.

The Company is authorized to issue up to 500,000 stock options and restricted shares under its 2012 Incentive Compensation Plan. As of March 31, 2013, all 500,000 shares remain available to grant under this plan.

6.                                      WEIGHTED AVERAGE COMMON SHARES

Basic and diluted earnings or loss per share (“EPS”) is based upon the weighted average number of common shares outstanding during the period.  The Company does not include the anti-dilutive effect of common stock equivalents, including stock options, in computing net income (loss) per diluted common share.  The computation per diluted common shares for the three month period ended March 31, 3013 excluded 1,236,646 stock options and 201,928 shares of restricted stock outstanding.

7.                                      SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing date of this Quarterly Report and determined that no subsequent events occurred that would require recognition in the consolidated financial statements or disclosure in the notes thereto.

ITEM 2.                                                Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking information and statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These include statements regarding expected sales and gross margin improvements in the second half of 2013, the effect of ongoing cost-reduction initiatives and the expected impact of the exiting of licensing arrangements. All forward-looking statements included in this document are based on information available to us on the date hereof. It is important to note that our actual results could differ materially from those projected in such forward-looking statements contained in this Form 10-Q. These forward-looking statements include statements regarding our ability to grow our business through developing new products, obtaining new customers, increasing our sales territory, and making strategic acquisitions, expected results in 2013, and our anticipated cash flow for the next 12 months.  These statements are based on current expectations that involve numerous risks and uncertainties.  These risks and uncertainties include the concentration of our business with retail customers; the financial status of our customers and their ability to pay us in a timely manner; our ability to introduce new products or improve existing products that satisfy consumer preferences; our ability to develop new or improved products in a timely and cost-efficient manner; our ability to compete with larger and more financial stable companies in our markets; our ability to comply with financial and other covenants in our debt agreements; our dependence on key personnel; our reliance on foreign suppliers and potential disruption in foreign markets in which we operate; increases in the cost of raw materials used to manufacture our products; compliance with safety and testing regulations for our products; product liability claims arising from use of our products; unanticipated tax liabilities; and an impairment of other intangible assets; and other risks as detailed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and subsequent filings with the Securities and Exchange Commission. All these matters are difficult or impossible to predict accurately, many of which may be beyond our control. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate.

The following discussion is intended to assist in the assessment of significant changes and trends related to the results of operations and financial condition of Summer Infant, Inc. and its consolidated subsidiaries.  This discussion and analysis should be read together with the consolidated financial statements and related notes included elsewhere in this filing and with the consolidated financial statements for the year ended December 31, 2012 appearing in our Annual Report on Form 10-K.

Note that all dollar amounts in this section are in thousands of U.S. dollars, except share and per share data.

Overview

Founded in 1985 and publicly traded on the Nasdaq Stock Market since 2007 under the symbol “SUMR,” we are a global designer, marketer, and distributor of branded juvenile health, safety and wellness products (for ages 0-3 years) that are sold principally to large North American and European retailers.

We currently market our products in the monitoring, health and safety, nursery, baby gear, feeding, play and furniture product categories. Most of our products are sold under our core brand names of Summer® and Born Free®. We also market certain products under license agreements.

Our products are sold globally primarily to large, national retailers as well as independent retailers. In North America, our customers include Babies R Us, Wal-Mart, Target, Amazon.com, Burlington Coat Factory, Buy Buy Baby, Kmart, Home Depot, and Lowe’s. Our largest European-based customers are Mothercare, Toys R Us, Argos and Tesco. We also sell through several international representatives to select international retail customers in geographic locations where we do not have a direct sales presence.

Strategy

At the end of fiscal 2012, we began a review of our business strategy and product lines.  Historically, we have focused on growing sales through a combination of increased product penetration and store penetration, offering new products, adding new mass merchant retail customers and distribution channels, international expansion, and acquisitions.

While our business strategy review is ongoing, we have identified below five key areas of our strategy going forward:

•                  Continuing Innovation — We will continue to leverage our in-depth knowledge of our retail customers and end-user consumers to deliver high quality, innovative products to the marketplace. We also will continue to focus on a “good, better, best” approach to price points to create products that appeal to different categories of end consumers.  To the extent it is consistent with our strategy, we may acquire new products or expand existing product categories.  We believe our product development expertise differentiates us from other companies in this market.

•                  Cultivating Relationships — We believe we have strong relationships with our retail customers and suppliers.  We have long-standing, solid partnerships with each of our retail partners. We also have developed strong relationships with a group of suppliers that provide us with the flexibility needed to engineer our products in a cost-efficient manner and to respond quickly to customer demands, We will continue to focus on building on these existing relationships to increase our presence in these stores and to expand with our customers as they enter new geographic locations.  We will also continue to work with a growing number of specialty retail operators that would permit us to continue our pursuit of a “good, better, best” approach and access to customers seeking differentiated products and support.

•                  Building Brands — Historically, we have marketed products under our own brands, under license agreements for other brands, and under private label agreements.  Going forward, our focus will be on building our core brands of Summer® and Born Free®, particularly among first-time prenatal moms, through improved marketing, including through social media.

•                  Executing Operational Excellence — Our entire organization is focused on delivering operational excellence, and we have already begun initiatives, such as SKU rationalization and implementation of a direct import program, that we expect to favorably impact our operations while also providing improved results. By improving our analytic and forecasting capabilities, product development process, and management of working capital and costs, we expect to improve internal processes that should, in turn, benefit our customers.

By renewing our focus on these core strengths, we expect to drive future growth, improve profitability and to further develop and strengthen our relationships with both our retail customers and end-users of our products.

We believe that, based on our core strengths and strategic priorities, we are well-positioned to capitalize on positive market trends.

Recent Developments

Cost Reduction Initiatives

The Company began implementing several cost reduction initiatives in the third quarter of 2012 designed to lower promotional costs and advertising expenses, reduce operating costs, and improve margins. These initiatives have resulted in tighter controls of retailer programs costs, a reduction in worldwide headcount, a reduction in executive salaries, voluntary reduction in board of director compensation, cuts in overhead spending relating to discontinuing various outside services, and negotiated lower professional service fees. Additional headcount reductions were initiated in the first quarter of 2013.

New Credit Facility and Term Loan

In February 2013, we entered into a new loan and security agreement (the “BofA Agreement”) with Bank of America, N.A., as agent, the financial institutions party to the agreement from time to time as lenders.  The BofA Agreement replaces our prior credit facility with Bank of America that was set to expire in December 2013.

The BofA Agreement provides for an $80,000, asset-based revolving credit facility, with a $10,000 letter of credit sub-line facility.  The total borrowing capacity is based on a borrowing base, which is defined as 85% of eligible receivables plus the lesser of (i) 70% of the value of eligible inventory or (ii) 85% of the net orderly liquidation value of eligible inventory and less reserves. The scheduled maturity date of loans under the BofA

Agreement is February 28, 2018 (subject to customary early termination provisions).  All obligations under the BofA Agreement are secured by substantially all the assets of the Company, subject to the first priority lien on certain assets held by the term loan lender described below.  Proceeds from the loans will be used to satisfy existing debt, pay fees and transaction expenses associated with the closing of the BofA Agreement, pay obligations under the BofA Agreement, make payments on the term loan described below, and for lawful corporate purposes, including working capital. As of March 31, 2013, we had borrowings outstanding of $47,400 and availability under the BofA agreement of $13,600. As a result of our refinancing, we expect interest expense attributable to our new credit facilities to be lower on comparable debt levels than our prior loan agreement.

In February 2013, we entered into a new term loan agreement (the “Term Loan Agreement”) with Salus Capital Partners, LLC, as administrative agent and collateral agent, and each lender from time to time a party to the Term Loan Agreement providing for a $15,000 term loan (the “Term Loan”).  Proceeds from the Term Loan will be used to repay certain existing debt, to finance the acquisition of working capital assets in the ordinary course of business and capital expenditures, and for general corporate purposes.  The Term Loan is secured by certain assets of the Company, including a first priority lien on intellectual property, plant, property and equipment, and a pledge of 65% of the ownership interests in certain subsidiaries of the Company.  The Term Loan matures on February 28, 2018.

Other Activities.

In the first quarter of 2013, we announced that we were in the process of exiting our licensing arrangements with Disney® and Carters® and will focus on building our own Summer and Born Free branded products.  As a result of these exit activities and the continued reduction in non-performing product SKUs, we had a higher level of closeout sales of lower margin products in the first quarter of 2013 that affected our gross profit and gross margins as compared to the prior year quarter.  Although we believe sales in the first half of 2013 will continue be affected by both the exiting of these licensing relationships and continued close out sales, we do expect to see sales to increase and gross profit as a percentage of sales to improve in the second half of 2013 as our new product introductions hit the shelves of our retail customers.

Summary of critical accounting policies and estimates

There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2013 compared with our critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012

Results of Operations

Condensed Consolidated Statements of Income

For the Three Months Ending March 31, 2013 and 2012

(Unaudited)

	For the three months ended
	March 31, 2013	March 31, 2012
Net revenues	$59,118	$62,999
Cost of goods sold	40,539	41,894
Gross profit	18,579	21,105
General and administrative expenses	9,611	10,625
Selling expenses	5,604	6,023
Depreciation and amortization	1,790	1,875
Operating income	1,574	2,582
Interest expense, net	(1,255)	(720)
Income before income taxes	319	1,862
Provision (benefit) for income taxes	(125)	540
Net income	$444	$1,322

Three months ended March 31, 2013 compared with three months ended March 31, 2012

Net sales declined 6% from approximately $62,999 for the three months ended March 31, 2012 to approximately $59,118 for the three months ended March 31, 2013. The decline was attributable to sales of discontinued and low margin product SKUs throughout our product categories As a result, sales in most product categories were flat or declined slightly with the exception of our safety, play, and nursery categories which increased in the quarter.

Gross profit decreased 12.0% from $21,105 for the quarter ended March 31, 2012 to $18,579 for the quarter ended March 31, 2013. The decline in gross profit dollars is attributable to the decline in sales and the mix of products sold, as we had a higher amount of close-out sales in the first quarter of 2013 as a result of the product SKU reductions and activities relating to ending of certain licensing agreements.

General and administrative expenses decreased 9.5% from $10,625 for the quarter ended March 31, 2012 to $9,611 for the quarter ended March 31, 2012. The decline in general and administrative expenses is attributable to the cost reductions initiated in 2012 which continued in the first quarter of 2013.

Selling expenses decreased 7.0% from $6,023 for the quarter ended March 31, 2012 to $5,604 for the quarter ended March 31, 2013. This decrease was primarily attributable to additional cost controls implemented over retailer program costs such as promotions, consumer advertising, cooperative advertising, as well as lower royalty costs under licensing agreements as part of discontinuing certain licensing arrangements.

Depreciation and amortization decreased 4.5% from $1,875 in the quarter ended March 31, 2012 to $1,790 for the quarter ended March 31, 2013. The decrease in depreciation is attributable to a reduction in capital investment as a result of disciplined capital expenditure management partially offset by higher amortization on newly defined finite-lived intangible assets in the fourth quarter of 2012.

Interest expense increased 74% from $720 in the quarter ended March 31, 2012 to $1,255 for the quarter ended March 31, 2012. Interest expense increased as a result of higher interest rates and the write off of unamortized bank fees in the first quarter of 2013 in connection with the refinancing of our 2010 credit agreement.  We expect interest expense attributable to our new credit facilities to be lower than our prior loan agreement on similar debt levels.

For the quarter ended March 31, 2012, we recorded a $540 provision for income taxes on $1,862 of pretax income, resulting in a 29% tax rate for the year. For the quarter ended March 31, 2013, we recorded a $125 tax benefit on $319 of pretax income. The tax benefit in 2013 is primarily attributable to the reinstatement in early 2013 of the federal R&D tax credit for 2012, taken as a discrete tax benefit in the quarter.

Liquidity and Capital Resources

We fund our operations and working capital needs through cash generated from operations and borrowings under our new credit facilities.

In our typical operational cash flow cycle, inventory is purchased to meet expected demand plus a safety stock. Because the majority of our suppliers are based in Asia, inventory takes from three to four weeks to arrive from Asia to the various distribution points we maintain in the United States, Canada and the United Kingdom. Payment terms for these vendors are approximately 60-90 days from the date the product ships from Asia, therefore we are generally paying for the product a short time after it is physically received in the United States.  In turn, sales to customers generally have payment terms of 30 to 60 days, resulting in an accounts receivable and increasing the amount of cash required to fund working capital.  To bridge the gap between paying our suppliers and receiving payment from our customers for goods sold, we rely on our credit facilities.

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

For the quarter ending March 31, 2013, net cash provided by operating activities totaled $2,143. For the quarter ending March 31, 2012, net cash used by operating activities totaled $5,049. The change in net cash relating to operating activities in 2013 as compared to 2012 is largely attributable to improved working capital management in collections, inventory management, as well as in vendor management over the prior year.

For the quarter ending March 31, 2013, net cash used in investing activities was approximately $614. For the quarter ending March 31, 2012, net cash used in investing activities was $811. The decline in net cash used in investing activities was primarily attributable to better capital investment management in 2013.

For the quarter ending March 31, 2013, net cash used in financing activities was approximately $1,867 to pay down of our credit facilities. For the quarter ending March 31, 2012, net cash provided by financing activities was $6,549 primarily to fund operations.

Based primarily on the above factors, net cash declined for the quarter ending March 31, 2013 by $498, resulting in a cash balance of approximately $2,634 at March 31, 2013.

We believe that our cash on hand and new banking facilities are sufficient to fund our cash requirements for at least the next twelve months. However, unforeseen circumstances, such as softness in the retail industry or deterioration in the business of a significant customer could create a situation where we cannot access all of the available lines of credit due to not having sufficient assets or consolidated EBITDA as required under our loan agreements. There is no assurance that we will meet all of our financial or other covenants in the future, or that our lenders will grant waivers if there are covenant violations. In addition, should we need to raise additional funds through additional debt or equity financings, any sale of additional debt or equity securities may cause dilution to existing stockholders. If sufficient funds are not available or are not available on acceptable terms, our ability to address any unexpected changes in our operations could be limited. Furthermore, there can be no assurance that we will be able to raise such funds if and when they are required. Failure to obtain future funding when needed or on acceptable terms could materially adversely affect our results of operations.

Bank of America Credit Facility

On February 28, 2013, we entered into a new loan and security agreement (the “BofA Agreement”) with Bank of America, N.A., as agent, the financial institutions party to the agreement from time to time as lenders.  The BofA Agreement replaced the Company’s prior loan agreement with Bank of America.

The BofA Agreement provides for an $80,000, asset-based revolving credit facility, with a $10,000 letter of credit sub-line facility.  The total borrowing capacity is based on a borrowing base, which is defined as 85% of eligible receivables plus the lesser of (i) 70% of the value of eligible inventory or (ii) 85% of the net orderly liquidation value of eligible inventory and less reserves.

The scheduled maturity date of loans under the BofA Agreement is February 28, 2018 (subject to customary early termination provisions).  All obligations under the BofA Agreement are secured by substantially all the assets of the Company, subject to the first priority lien on certain assets held by the term loan lender described below.  In addition, Summer Infant Canada Limited and Summer Infant Europe Limited, subsidiaries of the Company, are guarantors under the BofA Agreement.  Proceeds from the loans were used to satisfy existing debt, pay fees and transaction expenses associated with the closing of the BofA Agreement, and will be used to pay obligations under the BofA Agreement, make payments on the term loan described below, and for other corporate purposes, including working capital.

Loans under the BofA Agreement bear interest, at our option, at a base rate or at LIBOR, plus applicable margins based on average quarterly availability under the BofA Agreement and ranging between 1.75% and 2.25% on LIBOR borrowings and 0.25% and 0.75% on base rate borrowings.  Interest payments are due monthly, payable in arrears.  We are also required to pay an annual non-use fee of 0.375% of the unused amounts under the BofA Agreement, as well as other customary fees as are set forth in the BofA Agreement.  As of March 31, 2013 the base rate on loans was 3.75% and the LIBOR rate was 2.25%.

Under the BofA Agreement, we must comply with certain financial covenants, including that the Company (i) for the first year of the loan, maintain and earn a specified minimum, monthly consolidated EBITDA amount, with such specified amounts increasing over the first year of the loan to a minimum consolidated EBITDA of $12 million at February 28, 2014, and (ii) beginning with the fiscal quarter ending March 31, 2014, maintain a fixed charge coverage ratio of at least 1.0 to 1.0 for each period of four fiscal quarters most recently ended.  For purposes of the financial covenants, consolidated EBITDA is defined as net income before interest, taxes, depreciation and amortization, plus certain customary expenses, fees and non-cash charges and minus certain customary non-cash items increasing net income.  We were in compliance with the financial covenants at March 31, 2013.

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

As of March 31, 2013, we had borrowings outstanding of $47,400 and availability of $13,500.

Term Loan

On February 28, 2013 we entered into a new term loan agreement (the “Term Loan Agreement”) with Salus Capital Partners, LLC, as administrative agent and collateral agent, and each lender from time to time a party to the Term Loan Agreement providing for a $15,000 term loan (the “Term Loan”).

Proceeds from the Term Loan were used to repay certain existing debt, and will be used to finance the acquisition of working capital assets in the ordinary course of business, capital expenditures, and for other general corporate purposes.  The Term Loan is secured by certain assets of the Company, including a first priority lien on intellectual property, plant, property and equipment, and a pledge of 65% of the ownership interests in certain subsidiaries of the Company.  The Term Loan matures on February 28, 2018.  In addition, Summer Infant Canada Limited and Summer Infant Europe Limited, subsidiaries of the Company, are guarantors under the Term Loan Agreement.

The principal of the Term Loan will be repaid, on a quarterly basis, in installments of $375, commencing with the quarter ending September 30, 2013, until paid in full on termination.  The Term Loan bears interest at an annual rate equal to LIBOR, plus 10%, with a LIBOR floor of 1.25%.  Interest payments are due monthly, in arrears.  As of March 31, 2013 the interest rate on the Term Loan was 11.25%.

The Term Loan Agreement contains customary affirmative and negative covenants substantially the same as the BofA Agreement.  In addition, we must comply with certain financial covenants, including that the Company (i) meet the same minimum, monthly consolidated EBITDA as set forth in the BofA Agreement and (ii) initially maintain a monthly senior leverage ratio of 1:1.  For periods after February 28, 2014, the senior leverage ratio will be based on an annual business plan to be approved by the Company’s Board of Directors and will be tested monthly on a trailing twelve month basis.  For purposes of the financial covenants in the Term Loan Agreement, the senior leverage ratio is the ratio of (i) all amounts outstanding under the Term Loan Agreement and the BofA Agreement to (ii) consolidated EBITDA for the twelve-month period ending as of the last day of the most recently ended fiscal month.  The Term Loan Agreement also contains events of default, including a cross default, the occurrence of a material adverse event, the occurrence of a change of control, and the recall of products having a value of $2,000 or more.  In the event of a default, all of the obligations of the Company and its subsidiaries under the Term Loan Agreement may be declared immediately due and payable.  For certain events of default relating to insolvency and receivership, all outstanding obligations become due and payable.  We were in compliance with all financial covenants at March 31, 2013.

ITEM 3.                Quantitative and Qualitative Disclosures About Market Risk

Not required.

ITEM 4.                Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as of March 31, 2013.  Our principal executive officer and principal financial officer have concluded, based on this evaluation, that our controls and procedures were effective as of March 31, 2013.

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

Not applicable

ITEM 6.                Exhibits

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Quarterly Report on Form 10-Q.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Summer Infant, Inc.

Date: May 14, 2013	By:	/s/ Jason Macari
Jason Macari
Chief Executive Officer

Date: May 14, 2013	By:	/s/ Paul Francese
Paul Francese
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1

Loan and Security Agreement, dated as of February 28, 2013, among Summer Infant, Inc., Summer Infant (USA), Inc., the Guarantors from time to time a party thereto, the financial institutions part thereto from time to time as lenders, Bank of America, N.A., as Agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Sole Book Runner (Incorporated by reference to Exhibits to the Registrant’s Current Report on Form 8-K filed March 4, 2013)

10.2

Term Loan Agreement, dated as of February 28, 2013, among Summer Infant (USA), Inc., as lead borrower, Summer Infant, Inc., the Guarantors named therein, Salus Capital Partners, LLC, as Administrative Agent and Collateral Agent, and the other lenders party thereto (Incorporated by reference to Exhibits to the Registrant’s Current Report on Form 8-K filed March 4, 2013)

10.3

Security Agreement, dated as of February 28, 2013, among Summer Infant, (USA), Inc., as lead borrower, the Company, the Guarantors named therein, and Salus Capital Partners, LLC, as Agent (Incorporated by reference to Exhibits to the Registrant’s Current Report on Form 8-K filed March 4, 2013)

10.4	Offer Letter and Change of Control Agreement by and between the Registrant and Elizabeth Jackson

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

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