Form 10-Q
period 2013-06-30
Summer Infant, Inc.
filed 2013-08-14
CIK 1314772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

As of August 1, 2013, there were 17,965,682 shares outstanding of the registrant’s Common Stock, $.0001 par value per share.

Summer Infant, Inc.

Form 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.      Condensed Consolidated Financial Statements (unaudited)

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

Note that all amounts presented in the table below are in thousands of U.S. dollars, except share amounts and par value amounts.

	Unaudited
	June 30, 2013	December 31, 2012
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$3,509	$3,132
Trade receivables, net of allowance for doubtful accounts	38,464	45,299
Inventory, net	41,671	49,823
Prepaids and other current assets	2,405	2,483
Deferred tax assets	1,185	1,185
TOTAL CURRENT ASSETS	87,234	101,922
Property and equipment, net	15,172	16,834
Other intangible assets, net	21,254	21,556
Other assets	1,619	8
TOTAL ASSETS	$125,279	$140,320

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$38,490	$37,138
Current portion of long term debt (including capital leases)	2,165	770
TOTAL CURRENT LIABILITIES	40,655	37,908
Long-term debt, less current portion	46,870	64,767
Other liabilities	3,404	3,498
Deferred tax liabilities	4,212	4,194
TOTAL LIABILITIES	95,141	110,367

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.0001 par value, 1,000,000 authorized, none issued or outstanding at June 30, 2013 and December 31, 2012, respectively	—	—
Common Stock $0.0001 par value, authorized, issued and outstanding of 49,000,000, 18,237,331, and 17,965,682 at June 30, 2013 and 49,000,000, 18,133,945, and 17,862,296 at December 31, 2012, respectively	2	2
Treasury Stock at cost (271,649 shares at June 30, 2013 and December 31, 2012, respectively)	(1,283)	(1,283)
Additional paid-in capital	73,338	72,790
Accumulated deficit	(41,212)	(41,352)
Accumulated other comprehensive loss	(707)	(204)
TOTAL STOCKHOLDERS’ EQUITY	30,138	29,953
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$125,279	$140,320

See notes to condensed consolidated financial statements

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

Note that all amounts presented in the table below are in thousands of U.S. dollars, except share and per share amounts.

	Unaudited		Unaudited
	For the three months ended		For the six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Net sales	$53,779	$61,731	$112,897	$124,730

Cost of goods sold	36,800	40,945	77,339	82,839

Gross profit	16,979	20,786	35,558	41,891

General & administrative expenses	9,287	10,873	18,898	21,498

Selling expense	5,594	7,748	11,198	13,771

Depreciation and amortization	1,627	1,803	3,417	3,678

Operating income	471	362	2,045	2,944

Interest expense, net	(928)	(899)	(2,183)	(1,619)

Income (loss) before provision (benefit) for income taxes	(457)	(537)	(138)	1,325

Provision (benefit) for income taxes	(153)	(113)	(278)	427

NET INCOME (LOSS)	$(304)	$(424)	$140	$898

Net income (loss) per share:

BASIC	$(.02)	(.02)	$.01	.05

DILUTED	$(.02)	(.02)	$.01	.05

Weighted average shares outstanding:

BASIC	17,905,147	17,889,131	17,884,503	17,889,131

DILUTED	17,905,147	17,889,131	17,973,666	18,121,012

See notes to condensed consolidated financial statements.

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income/(Loss)

Note that all amounts presented in the table below are in thousands of U.S. dollars.

	Unaudited		Unaudited
	For the three months ended		For the six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net income (loss)	$(304)	$(424)	$140	$898
Other comprehensive income:
Changes in foreign currency translation adjustments	(2)	(135)	(503)	(238)

Comprehensive income (loss)	$(306)	$(559)	$(363)	$660

See notes to condensed consolidated financial statements.

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Note that all amounts presented in the table below are in thousands of U.S. dollars.

	Unaudited
	For the six months ended
	June 30, 2013	June 30, 2012
Cash flows from operating activities:

Net income	$140	$898

Adjustments to reconcile net income to net cash (used in) provided by operating activities

Depreciation and amortization	3,417	3,678

Stock-based compensation expense	516	618

Loss on asset disposal	70	—

Change in value of interest rate swap agreements	—	(87)

Changes in assets and liabilities:

(Increase) Decrease in trade receivables	6,594	(8,830)

Decrease in inventory	7,892	2,886

Increase in prepaids and other assets	(1,544)	(1,857)

(Increase) Decrease in accounts payable and accrued expenses	1,373	(1,549)

Net cash provided by (used in) operating activities	18,458	(4,243)

Cash flows from investing activities:

Acquisitions of other intangible assets	(220)	—

Proceeds from sale of assets	138	—

Acquisitions, net of cash acquired	(75)	—

Acquisitions of property and equipment	(1,359)	(2,502)

Net cash used in investing activities	(1,516)	(2,502)

Cash flows from financing activities:

Proceeds from exercise of stock options	32	745

Net (repayment) borrowings on financing arrangements	(16,503)	10,357

Net cash (used in) provided by financing activities	(16,471)	11,102

Effect of exchange rate changes on cash and cash equivalents	(94)	(238)

Net (decrease)/increase in cash and cash equivalents	377	4,119

Cash and cash equivalents, beginning of period	3,132	1,215

Cash and cash equivalents, end of period	$3,509	$5,334

Supplemental disclosure of cash flow information:

Cash paid for interest	$1,768	$1,568

Cash paid for income taxes	$266	$18

See notes to condensed consolidated financial statements.

SUMMER INFANT, INC.  AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands of U.S. dollars, except share and per share data)

1.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The Company is a global designer, marketer, and distributor of branded juvenile health, safety and wellness products (for ages 0-3) which are sold principally to large North American and European retailers. The Company currently markets its products in several product categories such as monitors, safety, nursery, feeding, gear and furniture. Most products are sold under our core brand names of Summer® and Born Free®. Significant products include audio/video monitors, safety gates, bath tubs and bathers, durable bath products, bed rails, swaddling blankets, baby bottles, warming/sterilization systems, booster and potty seats, bouncers, travel accessories, high chairs, swings, car seats, strollers, and nursery furniture. Over the years, the Company has completed several acquisitions and added products such as cribs, swaddling, and feeding products.

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

Sales incentives or other consideration given by the Company to customers that are considered adjustments to the selling price of the Company’s products, such as markdowns, are reflected as reductions of revenue. Sales incentives and other consideration that represent costs incurred by the Company for assets or services received, such as the appearance of the Company’s products in a customer’s national circular ad, are reflected as selling expenses in the accompanying condensed consolidated statements of operations.

Income Taxes

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred income tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carry-forwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, that it is more likely than not that such benefits will be realized.

Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon adoption and in subsequent periods. At June 30, 2013 and December 31, 2012, the Company did not have any uncertain tax positions. No interest and penalties related to uncertain tax positions were accrued at June 30, 2013 and December 31, 2012.

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

Reclassifications

Certain prior period balances have been reclassified to conform with current period presentation.

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued accounting pronouncements or issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

2.             DEBT

Credit Facilities

On February 28, 2013, the Company and its subsidiary, Summer Infant (USA), Inc., entered into a new loan and security agreement (the “BofA Agreement”) with Bank of America, N.A., as agent, the financial institutions party to the agreement from time to time as lenders, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sole lead arranger and sole book runner.  The BofA Agreement replaced the Company’s prior credit facility with Bank of America.  The Company also entered into a term loan with Salus Capital Partners, which is described below under “Term Loan.”

BofA Agreement.

The BofA Agreement provides for an $80,000, asset-based revolving credit facility, with a $10,000 letter of credit sub-line facility.  The total borrowing capacity is based on a borrowing base, which is defined as 85% of eligible receivables plus the lesser of (i) 70% of the value of eligible inventory or (ii) 85% of the net orderly liquidation value of eligible inventory and less reserves.  Total borrowing capacity under the BofA Agreement at June 30, 2013 was $53,973 and borrowing availability was $20,973.  The Company was in compliance with the financial covenants under the BofA Agreement at June 30, 2013.

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

Loans under the BofA Agreement bear interest, at the Company’s option, at a base rate or at LIBOR, plus applicable margins based on average quarterly availability under the BofA Agreement and ranging between 1.75% and 2.25% on LIBOR borrowings and 0.25% and 0.75% on base rate borrowings.  Interest payments are due monthly, payable in arrears.  The Company is also required to pay an annual non-use fee of 0.375% of the unused amounts under the BofA Agreement, as well as other customary fees as are set forth in the BofA Agreement.  As of June 30, 2013 the base rate on loans was 3.75% and the LIBOR rate was 2.25%.

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

Prior Bank of America Loan Agreement.

The BofA Agreement entered into in February 2013 replaced the Company’s prior secured credit facility with Bank of America, N.A., as Administrative Agent, as set forth in the Amended and Restated Loan Agreement, dated August 2, 2010, as amended through November 7, 2012 (as amended, the “Prior Loan Agreement”). The Prior Loan Agreement provided for an $80,000 working capital revolving credit facility. The amounts outstanding under the Prior Loan Agreement were payable in full upon maturity on December 31, 2013.

The Company had also entered into various interest rate swap agreements in the past which effectively fixed the interest rates on a portion of the outstanding debt, of which, the last agreement matured on June 7, 2012. In addition, the credit facility had an unused line fee based on the unused amount of the credit facility equal to 25 basis points.

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

The principal of the Term Loan will be repaid, on a quarterly basis, in installments of $375, commencing with the quarter ending September 30, 2013, until paid in full on termination.  The Term Loan bears interest at an annual rate equal to LIBOR, plus 10%, with a LIBOR floor of 1.25%.  Interest payments are due monthly, in arrears.  As of June 30, 2013 the interest rate on the Term Loan was 11.25%.

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

The amount outstanding on the Term Loan at June 30, 2013 was $15,000.

The Company was in compliance with the financial covenants under the BofA Agreement and the Term Loan at June 30, 2013.

Aggregate maturities of bank debt related to the BofA credit facility and Term Loan are as follows:

Year ending December 31:	2013	$750
	2014	$1,500
	2015	$1,500
	2016	$1,500
	2017	$1,500
	2018	$41,250
	Total	$48,000

3.                                      INTANGIBLE ASSETS

Intangible assets consist of the following:

	June 30,	December 31,
	2013	2012

Brand names	$22,700	$22,700
Impairment of brand name	(7,888)	(7,888)
Brand names — net	14,812	14,812
Patents and licenses	2,481	2,221
Customer relationships	6,946	6,946
Other intangibles	1,882	1,882
	26,121	25,861
Less: Accumulated amortization	(4,867)	(4,305)
Intangible assets, net	21,254	$21,556

The amortization period for the majority of the intangible assets ranges from 5 to 20 years for those assets that have an estimated life; certain of the assets have indefinite lives (brand names). Total of intangibles not subject to amortization amounted to $12,308 at June 30, 2013 and December 31, 2012.

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

5.                                      SHARE BASED COMPENSATION

The Company has granted stock awards, stock options and restricted shares under its 2006 Performance Equity Plan (“2006 Plan”). Under the 2006 Plan, awards may be granted to participants in the form of Non-Qualified Stock Options, Incentive Stock Options, Restricted Stock, Deferred Stock, Stock Reload Options and other share-based awards. Subject to the provisions of the plan, awards may be granted to employees, officers, directors, advisors and consultants who are deemed to have rendered or are able to render significant services to the Company or its subsidiaries and who are deemed to have contributed or to have the potential to contribute to the Company’s success. The Company accounts for options under the fair value recognition standard. Share-based compensation expense is included in selling, general and administrative expenses. There were no share-based payment arrangements capitalized as part of the cost of an asset.

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

Share-based compensation expense for the three and six months ended June 30, 2013 and 2012 was approximately $338 and $516 and $359 and $618, respectively.  As of June 30, 2013, there were 1,505,298 stock options outstanding and 314,301 unvested restricted shares outstanding.

During the three and six months ended June 30, 2013, the Company granted 298,000 and 343,000 stock options, respectively, and granted 196,750 and 221,750 shares of restricted stock, respectively. The following table summarizes the weighted average assumptions used for stock options granted during the quarters and periods ended June 30, 2013 and 2012.

Expected life (in years)	6.0
Risk-free interest rate	1.71%
Volatility	55%
Dividend yield	0%
Forfeiture rate	10%

The Company is authorized to issue up to 3,000,000 stock options and restricted shares under the 2006 Plan. As of June 30, 2013, there were no shares available to grant under the 2006 Plan.

The Company is authorized to issue up to 500,000 shares of common stock for share-based awards under its 2012 Incentive Compensation Plan. As of June 30, 2013, 480,737 shares remain available to grant under this plan.

6.                                      WEIGHTED AVERAGE COMMON SHARES

Basic and diluted earnings or loss per share (“EPS”) is based upon the weighted average number of common shares outstanding during the period.  The Company does not include the anti-dilutive effect of common stock equivalents, including stock options, in computing net income (loss) per diluted common share.    The computation per diluted common shares for the three months ended June 30, 2013 excluded 1,505,298 and 314,301 of stock options and shares of restricted stock outstanding, respectively. The computation per diluted common shares for the six months ended June 30, 3013 excluded 1,065,714 and 255,438 of stock options and shares of restricted stock outstanding, respectively.

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

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking information and statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All forward-looking statements included in this document are based on information available to us on the date hereof. It is important to note that our actual results could differ materially from those projected in such forward-looking statements contained in this Form 10-Q. These forward-looking statements include statements concerning our expectations regarding: our business strategy; our ability to leverage our retail knowledge and to deliver high quality, innovative products to the marketplace; our ability to maintain our customer and supplier relationships; our ability to grow our business through  increasing our presence in existing stores, expanding customer relationships, diversifying our customer base and entering new geographic locations; our ability to build our core brands through improved marketing; and our ability to improve our operational efficiency. These statements are based on current expectations that involve numerous risks and uncertainties.  These risks and uncertainties include the concentration of our business with retail customers; the financial status of our customers and their ability to pay us in a timely manner; our ability to introduce new products or improve existing products that satisfy consumer preferences; our ability to develop new or improved products in a timely and cost-efficient manner; our ability to compete with larger and more financial stable companies in our markets; our ability to comply with financial and other covenants in our debt agreements; our dependence on key personnel; our reliance on foreign suppliers and potential disruption in foreign markets in which we operate; increases in the cost of raw materials used to manufacture our products; compliance with safety and testing regulations for our products; product liability claims arising from use of our products; unanticipated tax liabilities; and an impairment of other intangible assets; and other risks as detailed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and subsequent filings with the Securities and Exchange Commission. All these matters are difficult or impossible to predict accurately, many of which may be beyond our control. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate.

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

We currently market our products in the monitors, safety, nursery, gear, feeding, and furniture categories. Most of our products are sold under our core brand names of Summer® and Born Free®. We also market certain products under license agreements.

Our products are sold globally primarily to large, national retailers as well as independent specialty retailers. In North America, our customers include Babies R Us, Wal-Mart, Target, Amazon.com, Burlington Coat Factory, Buy Buy Baby, Kmart, Home Depot, and Lowe’s. Our largest European-based customers are Mothercare, Toys R Us, Argos and Tesco. We also sell through several international representatives to select international retail customers in geographic locations where we do not have a direct sales presence.

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

While our business strategy review is ongoing, we have identified below five key areas of our strategy going forward:

•                  Superior Innovation — We will continue to leverage our in-depth knowledge of our retail customers and end-user consumers to deliver high quality, innovative products to the marketplace. We also will continue to focus on a “good, better, best” approach to price points to create products that appeal to different categories of end consumers.  To the extent it is consistent with our strategy, we may acquire new products or expand existing product categories.  We believe our product development expertise differentiates us from other companies in this market.

•                  Cultivating Relationships and Diversification — We believe we have strong relationships with our retail customers and suppliers.  We have long-standing, solid partnerships with each of our retail partners. We also have developed strong relationships with a group of suppliers that provide us with the flexibility needed to engineer our products in a cost-efficient manner and to respond quickly to customer demands, We will continue to focus on building on these existing relationships to increase our presence in these stores and to expand with our customers as they enter new geographic locations.  We will also continue to work with a growing number of specialty retail operators that would permit us to continue our pursuit of a “good, better, best” approach and access to customers seeking differentiated products and support. We will continue to expand our business internationally as well.

•                  Building Brands — Historically, we have marketed products under our own brands, under license agreements for other brands, and under private label agreements.  Going forward, our focus will be on building our core brands of Summer® and Born Free®, particularly among first-time prenatal moms, through improved marketing, including through social media.

•                  Executing Operational Excellence — Our entire organization is focused on delivering operational excellence, such as SKU rationalization and implementation of a direct import program, that is favorably impacting our operations while also providing improved results. By improving our analytic and forecasting capabilities, product development process, and management of working capital and costs, we expect continued improvement to internal processes that should, in turn, benefit our customers.

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

The BofA Agreement provides for an $80,000, asset-based revolving credit facility, with a $10,000 letter of credit sub-line facility.  The total borrowing capacity is based on a borrowing base, which is defined as 85% of eligible receivables plus the lesser of (i) 70% of the value of eligible inventory or (ii) 85% of the net orderly liquidation value of eligible inventory and less reserves. The scheduled maturity date of loans under the BofA Agreement is February 28, 2018 (subject to customary early termination provisions).  All obligations under the BofA Agreement are secured by substantially all the assets of the Company, subject to the first priority lien on certain assets held by the term loan lender described below.  Proceeds from the loans will be used to satisfy existing debt, pay fees and transaction expenses associated with the closing of the BofA Agreement, pay obligations under the BofA Agreement, make payments on the term loan described below, and for lawful corporate purposes, including working capital. As of June 30, 2013, we had borrowings outstanding of $33,000 and availability under the BofA agreement of $20,973. As a result of our refinancing, we expect interest expense attributable to our new credit facilities to be lower on comparable debt levels than our prior loan agreement in the latter half of 2013.

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

Other Activities

In the first quarter of 2013, we announced that we were in the process of exiting our licensing arrangements with Disney® and Carters® and will focus on building our own Summer® and Born Free® branded products.  As a result of these exit activities and the continued reduction in non-performing product SKUs, we generated lower license based sales and had a higher level of closeout sales at lower margins in the first half of 2013 that affected our gross profit and gross margins as compared to the prior year quarter and six month period.

On June 27, 2013, consistent with our strategy to provide innovative products to our customers, we acquired the assets of Little Looster, LLC., a designer and manufacturer of the award-winning Little Looster™ potty training step stool. Under the terms of the transaction, we acquired all of the company’s intellectual property and tooling for manufacturing, for a purchase price of approximately $100 in cash and an ongoing royalty agreement.

Summary of critical accounting policies and estimates

There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2013 compared with our critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Results of Operations

	For the three months ended		For the six months ended
	(Unaudited)		(Unaudited)
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net sales	$53,779	$61,731	$112,897	$124,730
Cost of goods sold	36,800	40,945	77,339	82,839
Gross profit	16,979	20,786	35,558	41,891
General & administrative expense	9,287	10,873	18,898	21,498
Selling expense	5,594	7,748	11,198	13,771
Depreciation and amortization	1,627	1,803	3,417	3,678
Operating income	471	362	2,045	2,944
Interest expense, net	(928)	(899)	(2,183)	(1,619)
Income before provision (benefit) for income taxes	(457)	(537)	(138)	1,325
Provision (benefit) for income taxes	(153)	(113)	(278)	427
Net income (loss)	$(304)	$(424)	$140	$898

Three months ended June 30, 2013 compared with three months ended June 30, 2012

Net sales declined 12.9% from approximately $61,731 for the three months ended June 30, 2012 to approximately $53,779 for the three months ended June 30, 2013. The decline was attributable to lower sales of products we have discontinued as well as a decline in sales with a large customer.  As a result, sales in most product categories were flat or declined with the exception of our safety category which increased in the quarter.

Gross profit decreased 18.3% from $20,786 for the quarter ended June 30, 2012 to $16,979 for the quarter ended June 30, 2013. Gross margin decreased from 33.7% for the quarter ended June 30, 2012 to 31.6% for the quarter ended June 30, 2013. The decline in gross profit dollars and gross margin percent is attributable to the decline in sales and the mix of products sold, as we had a higher amount of close-out sales in the second quarter of 2013 as a result of the product SKU reductions and activities related to discontinuing certain licensing agreements.

General and administrative expenses decreased 14.6% from $10,873 for the quarter ended June 30, 2012 to $9,287 for the quarter ended June 30, 2012. General and administrative expenses decreased as a percent of sales from 17.6% for the quarter ended June 30, 2012 to 17.3% for the quarter ended June 30, 2013. The decline in general and administrative expense dollars and as a percent of sales is attributable to the cost reductions initiated in 2012 and in the first quarter of 2013.

Selling expenses decreased 27.8% from $7,748 for the quarter ended June 30, 2012 to $5,594 for the quarter ended June 30, 2013. Selling expenses decreased as a percent of sales from 12.6% for the quarter ended June 30, 2012 to 10.4% for the quarter ended June 30, 2013. This decrease in dollars and as a percent of sales was primarily attributable to lower sales as well as additional cost controls implemented over retailer program costs such as promotions, consumer advertising, cooperative advertising, and lower royalty costs under licensing agreements as part of discontinuing certain licensing arrangements.

Depreciation and amortization decreased 9.7% from $1,803 in the quarter ended June 30, 2012 to $1,627 for the quarter ended June 30, 2013. The decrease in depreciation is attributable to a reduction in capital investment as a result of disciplined capital expenditure management partially offset by higher amortization on newly defined finite-lived intangible assets established in the fourth quarter of 2012.

Interest expense increased 3.2% from $899 in the quarter ended June 30, 2012 to $ 928 for the quarter ended June 30, 2013. Interest expense increased as a result of higher interest rates. In the latter half of 2013, we expect interest expense attributable to our new credit facilities to be lower than our prior loan agreement on similar debt levels.

For the quarter ended June 30, 2012, we recorded a $113 benefit for income taxes on $537 of pretax loss, reflecting an estimated 21% tax rate for the quarter. For the quarter ended June 30, 2013, we recorded a $153 tax benefit on $457 of pretax loss for the quarter, reflecting an estimated 33% tax rate for the quarter.

Six months ended June 30, 2013 compared with six months ended June 30, 2012

Net sales declined 9.5% from $124,730 for the six months ended June 30, 2012 to $112,897 for the six months ended June 30, 2013. The decline was attributable to lower sales of products we have discontinued and as well as a decline in sales with a large customer.  As a result, sales in most product categories were flat or declined with the exception of our safety category which increased in the period.

Gross profit decreased 15.1% from $41,891 for the six months ended June 30, 2012 to $35,558 for the six months ended June 30, 2013. Gross margin decreased from 33.6% for the six months ended June 30, 2012 to 31.5% for the quarter ended June 30, 2013. The decline in gross profit dollars and gross margin percent is attributable to the decline in sales and the mix of products sold, as we had a higher amount of close-out sales in the 2013 period as a result of the product SKU reductions and activities relating to ending certain licensing agreements.

General and administrative expenses decreased 12.1% from $21,498 for the six months ended June 30, 2012 to $18,898 for the six months ended June 30, 2012. General and administratives expense decreased as a percent of sales from 17.2% for the six months ended June 30, 2012 to 16.7% for the six months ended June 30, 2013. The decline in general and administrative expense dollars and as a percent of sales is attributable to the cost reductions initiated in 2012 and the first quarter of 2013.

Selling expenses decreased 18.7% from $13,771 for the six months ended June 30, 2012 to $11,198 for the six months ended June 30, 2013. Selling expenses decreased as a percent of sales from 11.0% for the six months ended June 30, 2012 to 9.9% for the six months ended June 30, 2013. This decrease in dollars and as a percent of sales was primarily attributable to the decline in sales as well as additional cost controls implemented over retailer program costs such as promotions, consumer advertising, cooperative advertising, and lower royalty costs under licensing agreements as part of discontinuing certain licensing arrangements.

Depreciation and amortization decreased 7.1% from $3,678 in the six months ended June 30, 2012 to $3,417 for the six months ended June 30, 2013. The decrease in depreciation is attributable to a reduction in capital investment as a result of disciplined capital expenditure management partially offset by higher amortization on newly defined finite-lived intangible assets established in the fourth quarter of 2012.

Interest expense increased 34.8% from $1,619 in the six months ended June 30, 2012 to $ 2,183 for the six months ended June 30, 2012. Interest expense increased as a result of higher interest rates and the write off of unamortized bank fees in the first quarter of 2013 in connection with the refinancing of our 2010 credit agreement. In the latter half of 2013, we expect interest expense attributable to our new credit facilities to be lower than our prior loan agreement on similar debt levels.

For the six months ended June 30, 2012, we recorded a $427 provision for income taxes on $1,325 of pretax income, reflecting an estimated 32% tax rate for the period. For the six months ended June 30, 2013, we recorded a $278 tax benefit on $138 of pretax loss for the period. The 2013 period included the reinstatement of the federal R&D tax credit for 2012 of $235, taken as a discrete tax benefit in the first quarter. Excluding the reinstatement of the federal R&D tax credit, our estimated tax rate for the 2013 period was 31%.

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

The majority of our capital expenditures are for tools related to new product introductions. We receive indications from retailers generally around the middle of each year as to what products the retailer will be taking into its product line for the upcoming year. Based on these indications, we will then acquire the tools required to build the products. In most cases, the payments for the tools are spread out over a three to four month period.

For the six months ending June 30, 2013, net cash provided by operating activities totaled $18,458. For the six months ending June 30, 2012, net cash used by operating activities totaled $4,243.The change in net cash relating to operating activities in 2013 as compared to 2012 is largely attributable to improved working capital management in collections, vendor management, as well as the implementation of a direct import program over the past year.

For the six months ending June 30, 2013, net cash used in investing activities was approximately $1,516. For the six months ending June 30, 2012, net cash used in investing activities was $2,502. The decline in net cash used in investing activities was primarily attributable to improved capital investment management in 2013.

For the six months ending June 30, 2013, net cash used in financing activities was approximately $16,471, reflecting a pay down of our credit facilities. For the six months ending June 30, 2012, net cash provided by financing activities was $11,102, primarily borrowings to fund operations.

Based primarily on the above factors, net cash declined for the six months ending June 30, 2013 by $377, resulting in a cash balance of approximately $3,509 at June 30, 2013.

We believe that our cash on hand and banking facilities are sufficient to fund our cash requirements for at least the next twelve months. However, unforeseen circumstances, such as softness in the retail industry or deterioration in the business of a significant customer could create a situation where we cannot access all of the available lines of credit due to not having sufficient assets or consolidated EBITDA as required under our loan agreements. There is no assurance that we will meet all of our financial or other covenants in the future, or that our lenders will grant waivers if there are covenant violations. In addition, should we need to raise additional funds through additional debt or equity financings, any sale of additional debt or equity securities may cause dilution to existing stockholders. If sufficient funds are not available or are not available on acceptable terms, our ability to address any unexpected changes in our operations could be limited. Furthermore, there can be no assurance that we will be able to raise such funds if and when they are required. Failure to obtain future funding when needed or on acceptable terms could materially adversely affect our results of operations.

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

Loans under the BofA Agreement bear interest, at our option, at a base rate or at LIBOR, plus applicable margins based on average quarterly availability under the BofA Agreement and ranging between 1.75% and 2.25% on LIBOR borrowings and 0.25% and 0.75% on base rate borrowings.  Interest payments are due monthly, payable in arrears.  We are also required to pay an annual non-use fee of 0.375% of the unused amounts under the BofA Agreement, as well as other customary fees as are set forth in the BofA Agreement.  As of June 30, 2013 the base rate on loans was 3.75% and the LIBOR rate was 2.25%.

Under the BofA Agreement, we must comply with certain financial covenants, including that the Company (i) for the first year of the loan, maintain and earn a specified minimum, monthly consolidated EBITDA amount, with such specified amounts increasing over the first year of the loan to a minimum consolidated EBITDA of $12 million at February 28, 2014, and (ii) beginning with the fiscal quarter ending March 31, 2014, maintain a fixed charge coverage ratio of at least 1.0 to 1.0 for each period of four fiscal quarters most recently ended.  For purposes of the financial covenants, consolidated EBITDA is defined as net income before interest, taxes, depreciation and amortization, plus certain customary expenses, fees and non-cash charges and minus certain customary non-cash items increasing net income.  We were in compliance with the financial covenants at June 30, 2013.

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

As of June 30, 2013, we had borrowings outstanding of $33,000 and availability of $21,000.

Term Loan

On February 28, 2013 we entered into a new term loan agreement (the “Term Loan Agreement”) with Salus Capital Partners, LLC, as administrative agent and collateral agent, and each lender from time to time a party to the Term Loan Agreement providing for a $15,000 million term loan (the “Term Loan”).

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

The principal of the Term Loan will be repaid, on a quarterly basis, in installments of $375, commencing with the quarter ending September 30, 2013, until paid in full on termination.  The Term Loan bears interest at an annual rate equal to LIBOR, plus 10%, with a LIBOR floor of 1.25%.  Interest payments are due monthly, in arrears.  As of June 30, 2013 the interest rate on the Term Loan was 11.25%.

The Term Loan Agreement contains customary affirmative and negative covenants substantially the same as the BofA Agreement.  In addition, we must comply with certain financial covenants, including that the Company (i) meet the same minimum, monthly consolidated EBITDA as set forth in the BofA Agreement and (ii) initially maintain a monthly senior leverage ratio of 1:1.  For periods after February 28, 2014, the senior leverage ratio will be based on an annual business plan to be approved by the Company’s Board of Directors and will be tested monthly on a trailing twelve month basis.  For purposes of the financial covenants in the Term Loan Agreement, the senior leverage ratio is the ratio of (i) all amounts outstanding under the Term Loan Agreement and the BofA Agreement to (ii) consolidated EBITDA for the twelve-month period ending as of the last day of the most recently ended fiscal month.  The Term Loan Agreement also contains events of default, including a cross default, the occurrence of a material adverse event, the occurrence of a change of control, and the recall of products having a value of $2,000 or more.  In the event of a default, all of the obligations of the Company and its subsidiaries under the Term Loan Agreement may be declared immediately due and payable.  For certain events of default relating to insolvency and receivership, all outstanding obligations become due and payable.  We were in compliance with all financial covenants at June 30, 2013.

ITEM 3.        Quantitative and Qualitative Disclosures About Market Risk

Not required.

ITEM 4.        Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as of June 30, 2013.  Our principal executive officer and principal financial officer have concluded, based on this evaluation, that our controls and procedures were effective as of June 30, 2013.

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

Summer Infant, Inc.

Date: August 14, 2013	By:	/s/ Jason Macari
Jason Macari
Chief Executive Officer

Date: August 14, 2013	By:	/s/ Paul Francese
Paul Francese
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document