Form 10-Q
period 2013-09-30
Summer Infant, Inc.
filed 2013-11-14
CIK 1314772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

As of November 1, 2013, there were 17,972,969 shares outstanding of the registrant’s Common Stock, $.0001 par value per share.

Summer Infant, Inc.

Form 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.      Condensed Consolidated Financial Statements (unaudited)

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

Note that all amounts presented in the table below are in thousands of U.S. dollars, except share amounts and par value amounts.

	Unaudited
	September 30, 2013	December 31, 2012
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$1,426	$3,132
Trade receivables, net of allowance for doubtful accounts	35,328	45,299
Inventory, net	39,960	49,823
Prepaids and other current assets	2,009	2,483
Deferred tax assets	1,185	1,185
TOTAL CURRENT ASSETS	79,908	101,922
Property and equipment, net	14,984	16,834
Other intangible assets, net	21,032	21,556
Other assets	1,563	8
TOTAL ASSETS	$117,487	$140,320

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$30,992	$37,138
Current portion of long term debt (including capital leases)	2,075	770
TOTAL CURRENT LIABILITIES	33,067	37,908
Long-term debt, less current portion	47,409	64,767
Other liabilities	3,349	3,498
Deferred tax liabilities	4,205	4,194
TOTAL LIABILITIES	88,030	110,367

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.0001 par value, 1,000,000 authorized, none issued or outstanding at September 30, 2013 and December 31, 2012, respectively	—	—
Common Stock $0.0001 par value, authorized, issued and outstanding of 49,000,000, 18,244,618, and 17,972,969 at September 30, 2013 and 49,000,000, 18,133,945, and 17,862,296 at December 31, 2012, respectively	2	2
Treasury Stock at cost (271,649 shares at September 30, 2013 and December 31, 2012, respectively)	(1,283)	(1,283)
Additional paid-in capital	73,551	72,790
Accumulated deficit	(42,490)	(41,352)
Accumulated other comprehensive loss	(323)	(204)
TOTAL STOCKHOLDERS’ EQUITY	29,457	29,953
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$117,487	$140,320

See notes to condensed consolidated financial statements

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

Note that all amounts presented in the table below are in thousands of U.S. dollars, except share and per share amounts.

	Unaudited		Unaudited
	For the three months ended		For the nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Net sales	$50,538	$63,984	$163,435	$188,714

Cost of goods sold	35,521	44,359	112,859	127,198

Gross profit	15,017	19,625	50,576	61,516

General & administrative expenses	9,298	10,209	28,196	31,707

Selling expense	4,855	7,968	16,054	21,739

Depreciation and amortization	1,499	2,050	4,916	5,728

Impairment of goodwill and intangibles	—	69,796	—	69,796

Operating income (loss)	(635)	(70,398)	1,410	(67,454)

Interest expense, net	(945)	(938)	(3,128)	(2,557)

Loss before benefit for income taxes	(1,580)	(71,336)	(1,718)	(70,011)

Benefit for income taxes	(304)	(6,310)	(581)	(5,883)

NET LOSS	$(1,276)	$(65,026)	$(1,137)	$(64,128)

Net loss per share:

BASIC	$(0.07)	(3.63)	$(0.06)	(3.59)

DILUTED	$(0.07)	(3.63)	$(0.06)	(3.59)

Weighted average shares outstanding:

BASIC	17,968,977	17,926,885	17,912,970	17,870,502

DILUTED	17,968,977	17,926,885	17,912,970	17,870,502

See notes to condensed consolidated financial statements.

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

Note that all amounts presented in the table below are in thousands of U.S. dollars.

	Unaudited		Unaudited
	For the three months ended		For the nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net loss	$(1,276)	$(65,026)	$(1,137)	$(64,128)
Other comprehensive income/(loss):
Changes in foreign currency translation adjustments	383	124	(118)	(113)

Comprehensive loss	$(893)	$(64,902)	$(1,255)	$(64,241)

See notes to condensed consolidated financial statements.

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Note that all amounts presented in the table below are in thousands of U.S. dollars.

	Unaudited
	For the nine months ended
	September 30, 2013	September 30, 2012
Cash flows from operating activities:

Net loss	$(1,137)	$(64,128)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities

Impairment of goodwill and intangible assets	—	69,796

Depreciation and amortization	4,916	5,728

Stock-based compensation expense	729	766

Loss on asset disposal	70	—

Changes in assets and liabilities:

(Increase)/Decrease in trade receivables	9,994	(4,975)

Decrease in inventory	9,876	1,849

(Increase)/Decrease in prepaids and other assets	(1,076)	724

(Decrease) in accounts payable and accrued expenses	(6,319)	(9,718)

Net cash provided by operating activities	$17,053	$42

Cash flows from investing activities:

Acquisitions of other intangible assets	(280)	—

Proceeds from sale of assets	138	—

Acquisitions, net of cash acquired	(87)	—

Acquisitions of property and equipment	(2,369)	(3,806)

Net cash used in investing activities	$(2,598)	$(3,806)

Cash flows from financing activities:

Proceeds from exercise of stock options	32	417

Net (repayment)/borrowings on financing arrangements	(16,053)	14,144

Net cash (used in)/provided by financing activities	$(16,021)	$14,561

Effect of exchange rate changes on cash and cash equivalents	(140)	(113)

Net (decrease)/increase in cash and cash equivalents	$(1,706)	$10,684

Cash and cash equivalents, beginning of period	3,132	1,215

Cash and cash equivalents, end of period	$1,426	$11,899

Supplemental disclosure of cash flow information:

Cash payments on capital lease obligations	$592	$313

Cash paid for interest	$2,634	$2,385

Cash paid for income taxes	$79	$18

See notes to condensed consolidated financial statements.

SUMMER INFANT, INC.  AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands of U.S. dollars, except share and per share data)

1.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The Company is a global designer, marketer, and distributor of branded juvenile health, safety and wellness products (for ages 0-3) which are sold principally to large North American and European retailers. The Company currently markets its products in several product categories such as monitors, safety, nursery, feeding, gear and furniture. Most products are sold under the core brand names of Summer® and Born Free®. Significant products include audio/video monitors, safety gates, bath tubs and bathers, durable bath products, bed rails, swaddling blankets, baby bottles, warming/sterilization systems, booster and potty seats, bouncers, travel accessories, high chairs, swings, car seats, strollers, and nursery furniture. Over the years, the Company has completed several acquisitions and added products such as cribs, swaddling, and feeding products.

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

All dollar amounts included in the Notes to Condensed Consolidated Financial Statements are in thousands of U.S. dollars except share and per share amounts. Certain items in prior year financials were reclassified to conform to current year presentation including the reporting of selling expenses separate from general and administrative expenses. The intangible asset impairment charge in the third quarter of 2012 has been retrospectively adjusted to properly state the interim periods within the fiscal year ended December 31, 2012.

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

Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon adoption and in subsequent periods. At September 30, 2013 and December 31, 2012, the Company did not have any uncertain tax positions. No interest and penalties related to uncertain tax positions were accrued at September 30, 2013 and December 31, 2012.

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

Recently Issued Accounting Pronouncements

In July 2013, the FASB issued an amendment to the accounting guidance related to the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. The guidance requires an unrecognized tax benefit to be presented as a decrease in a deferred tax asset where a net operating loss, a similar tax loss, or a tax credit carryforward exists and certain criteria are met. This guidance is effective prospectively for annual and interim reporting periods beginning after December 15, 2013. The Company is currently evaluating the potential impact of the adoption of this guidance on its consolidated financial statements.

2.                                      DEBT

Credit Facilities

On February 28, 2013, the Company and its subsidiary, Summer Infant (USA), Inc., entered into a new loan and security agreement (as amended, the “BofA Agreement”) with Bank of America, N.A., as agent, the financial institutions party to the agreement from time to time as lenders, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sole lead arranger and sole book runner.  The BofA Agreement replaced the Company’s prior credit facility with Bank of America.  The Company also entered into a term loan with Salus Capital Partners, which is described below under “Term Loan.”

BofA Agreement

The BofA Agreement provides for an $80,000, asset-based revolving credit facility, with a $10,000 letter of credit sub-line facility.  The total borrowing capacity is based on a borrowing base, which is defined as 85% of eligible receivables plus the lesser of (i) 70% of the value of eligible inventory or (ii) 85% of the net orderly liquidation value of eligible inventory and less reserves.  Total borrowing capacity under the BofA Agreement at September 30, 2013 was $50,153 and borrowing availability was $16,153.  The Company was in compliance with the financial covenants under the BofA Agreement at September 30, 2013.

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

Loans under the BofA Agreement bear interest, at the Company’s option, at a base rate or at LIBOR, plus applicable margins based on average quarterly availability under the BofA Agreement and ranging between 1.75% and 2.25% on LIBOR borrowings and 0.25% and 0.75% on base rate borrowings.  Interest payments are due monthly, payable in arrears.  The Company is also required to pay an annual non-use fee of 0.375% of the unused amounts under the BofA Agreement, as well as other customary fees as are set forth in the BofA Agreement.  As of September 30, 2013 the base rate on loans was 4.0% and the LIBOR rate was 2.5%.

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

The BofA Agreement contains customary affirmative and negative covenants.  Among other restrictions, the Company is restricted in its ability to incur additional debt, make acquisitions or investments, dispose of assets, or make distributions unless in each case certain conditions are satisfied.  The BofA Agreement also contains customary events of default, including a cross default with the term loan, the occurrence of a material adverse event and the occurrence or a change of control.  In the event of a default, all of the obligations of the Company and its subsidiaries under the BofA Agreement may be declared immediately due and payable.  For certain events of default relating to insolvency and receivership, all outstanding obligations would become due and payable.

Prior Bank of America Loan Agreement

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

The principal of the Term Loan is being repaid, on a quarterly basis, in installments of $375, commencing with the quarter ending September 30, 2013, until paid in full on termination.  The Term Loan bears interest at an annual rate equal to LIBOR, plus 10%, with a LIBOR floor of 1.25%.  Interest payments are due monthly, in arrears.  As of September 30, 2013 the interest rate on the Term Loan was 11.25%.

The Term Loan Agreement contains customary affirmative and negative covenants substantially the same as the BofA Agreement described above.  In addition, the Company must comply with certain financial covenants, including that the Company (i) meet the same minimum, monthly consolidated EBITDA as set forth in the BofA Agreement and (ii) initially maintain a monthly senior leverage ratio of 1:1.  For periods after February 28, 2014, the senior leverage ratio will be based on an annual business plan to be approved by the Company’s Board of Directors and will be tested monthly on a trailing twelve month basis.  For purposes of the financial covenants in the Term Loan Agreement, the senior leverage ratio is the ratio of (i) all amounts outstanding under the Term Loan Agreement and the BofA Agreement to (ii) consolidated EBITDA for the twelve-month period ending as of the last day of the most recently ended fiscal month.  The Term Loan Agreement also contains events of default, including a cross default with the BofA agreement, the occurrence of a material adverse event, the occurrence of a change of control, and the recall of products having a value of $2,000 or more.  In the event of a default, all of the obligations of the Company and its subsidiaries under the Term Loan Agreement may be declared immediately due and payable.  For certain events of default relating to insolvency and receivership, all outstanding obligations would become due and payable.

The amount outstanding on the Term Loan at September 30, 2013 was $14,625.

The Company was in compliance with the financial covenants under the BofA Agreement and the Term Loan at September 30, 2013.

Aggregate maturities of bank debt related to the BofA credit facility and Term Loan are as follows:

Year ending December 31:	2013	$375
	2014	$1,500
	2015	$1,500
	2016	$1,500
	2017	$1,500
	2018	$42,250
	Total	$48,625

November Debt Amendments[EF1]

As discussed below in Note 7. Subsequent Events, on November 8, 2013, the Company entered into an amendment to the BofA Agreement and an amendment to the Term Loan Agreement. Under these amendments, certain financial covenants of the Company under the BofA Agreement and the Term Loan Agreement were modified.

3.                                      INTANGIBLE ASSETS

Intangible assets consist of the following:

	September 30,	December 31,
	2013	2012

Brand names — net	$14,808	$14,812
Patents and licenses	2,544	2,221
Customer relationships	6,946	6,946
Other intangibles	1,886	1,882
	$26,184	$25,861
Less: Accumulated amortization	(5,152)	(4,305)
Intangible assets, net	$21,032	$21,556

The amortization period for the majority of the intangible assets ranges from 5 to 20 years for those assets that have an estimated life; certain of the assets have indefinite lives (brand names). Total of intangibles not subject to amortization amounted to $12,308 at September 30, 2013 and December 31, 2012.

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

5.                                      SHARE BASED COMPENSATION

The Company has granted stock awards, stock options and restricted shares under its 2006 Performance Equity Plan (“2006 Plan”) and its 2012 Incentive Compensation Plan (the “2012 Plan”). Under the 2006 Plan, awards may be granted to participants in the form of Non-Qualified Stock Options, Incentive Stock Options, Restricted Stock, Deferred Stock, Stock Reload Options and other share-based awards. Under the 2012 Plan, awards may be granted to participants in the form of stock options, restricted stock, restricted stock units, other stock-based awards and performance awards. Subject to the provisions of each plan, awards may be granted to employees, officers, directors, advisors and consultants who are deemed to have rendered or are able to render significant services to the Company or its subsidiaries and who are deemed to have contributed or to have the potential to contribute to the Company’s success. The Company accounts for options under the fair value recognition standard. Share-based compensation expense is included in selling, general and administrative expenses. There were no share-based payment arrangements capitalized as part of the cost of an asset.

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

Share-based compensation expense for the three and nine months ended September 30, 2013 and 2012 was approximately $213 and $729 and $148 and $766, respectively.  As of September 30, 2013, there were 1,484,580 stock options outstanding and 306,514 unvested restricted shares outstanding.

During the nine months ended September 30, 2013, the Company granted 343,000 stock options and granted 221,750 shares of restricted stock, respectively. There were no grants of stock options grants or restricted stock awards in the three months ended September 30, 2013. The following table summarizes the weighted average assumptions used for stock options granted during the quarters and periods ended September 30, 2013 and 2012.

Expected life (in years)	6.0
Risk-free interest rate	1.71%
Volatility	55%
Dividend yield	0%
Forfeiture rate	10%

The Company is authorized to issue up to 3,000,000 stock options and restricted shares under the 2006 Plan. As of September 30, 2013, there were no shares available to grant under the 2006 Plan.

The Company is authorized to issue up to 500,000 shares of common stock for share-based awards under its 2012 Incentive Compensation Plan. As of September 30, 2013, 477,500 shares remain available to grant under this plan.

6.                                      WEIGHTED AVERAGE COMMON SHARES

Basic and diluted earnings or loss per share (“EPS”) is based upon the weighted average number of common shares outstanding during the period.  The Company does not include the anti-dilutive effect of common stock equivalents, including stock options, in computing net income (loss) per diluted common share. The computation of per diluted common shares for the three and nine months ended September 30, 3013 excluded 1,484,580 and 306,514 of stock options and shares of restricted stock outstanding, respectively.

7.                                      SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing date of this Quarterly Report and determined that no subsequent events occurred that would require recognition in the consolidated financial statements or disclosure in the notes thereto except as set forth herein.

BofA Agreement Amendment. On November 8, 2013, the Company entered into an amendment (the “BofA Amendment”) to the BofA Agreement described above in Note 2. The BofA Amendment amended the financial covenants in the BofA Agreement to provide that (i) the Company is no longer required to comply with the minimum EBITDA covenants for any period ending after September 30, 2013 and (ii) the Company maintain a trailing 12-month fixed charge coverage ratio of at least 1.0 to 1.0, tested on a monthly basis, from and after September 30, 2013.

Term Loan Agreement Amendment. On November 8, 2013, the Company entered into an amendment (the “Term Loan Amendment”) to the Term Loan Agreement described above in Note 2. The Term Loan Amendment amended the financial covenants in the Term Loan Agreement to provide that (i) the Company is no longer required to comply with the minimum EBITDA covenants for any period ending after September 30, 2013, (ii) the Company maintain a trailing 12-month fixed charge coverage ratio of at least 1.0 to 1.0, tested on a monthly basis, from and after September 30, 2013, and (iii) commencing February 28, 2014, the Company maintain a trailing 12-month senior leverage ratio, tested on a monthly basis of (a) no more than 6.0 to 1.0 for the periods ending on or before June 30, 2014, (b) no more than 5.5 to 1.0 for periods ending July 1, 2014 through September 30, 2014, and (c) no more than 5.0 to 1.0 for periods following September 30, 2014.

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking information and statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All forward-looking statements included in this document are based on information available to us on the date hereof. It is important to note that our actual results could differ materially from those projected in such forward-looking statements contained in this Form 10-Q. These forward-looking statements include statements concerning our expectations regarding: our business strategy and future growth and profitability; our ability to leverage our retail knowledge and to deliver high quality, innovative products to the marketplace; our ability to maintain our customer and supplier relationships; our ability to grow our business through increasing our presence in existing stores, expanding customer relationships, diversifying our customer base and entering new geographic locations; our ability to build our core brands through improved marketing; and our ability to improve our operational efficiency. These statements are based on current expectations that involve numerous risks and uncertainties.  These risks and uncertainties include the concentration of our business with retail customers; the financial status of our customers and their ability to pay us in a timely manner; our ability to introduce new products or improve existing products that satisfy consumer preferences; our ability to develop new or improved products in a timely and cost-efficient manner; our ability to compete with larger and more financially stable companies in our markets; our ability to comply with financial and other covenants in our debt agreements; our dependence on key personnel; our reliance on foreign suppliers and potential disruption in foreign markets in which we operate; increases in the cost of raw materials used to manufacture our products; compliance with safety and testing regulations for our products; product liability claims arising from use of our products; unanticipated tax liabilities; an impairment of other intangible assets; and other risks as detailed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and subsequent filings with the Securities and Exchange Commission. All these matters are difficult or impossible to predict accurately, many of which may be beyond our control. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate.

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

Our products are sold globally primarily to large, national retailers as well as independent specialty retailers. In North America, our customers include Babies R Us, Wal-Mart, Target, Amazon.com, Burlington Coat Factory, Buy Buy Baby, Kmart, Home Depot, and Lowe’s. Our largest European-based customers include Mothercare, Toys R Us, Argos and Tesco. We also sell through several international distributors to select international retail customers in geographic locations where we do not have a direct sales presence.

Strategy

At the end of fiscal 2012, we began reviewing our business strategy and product lines.  Historically, we have focused on growing sales through a combination of increased product penetration and store penetration, offering new products, adding new mass merchant retail customers and distribution channels, international expansion, and acquisitions.

While the refinement of our business strategy is ongoing, we have identified below four key areas of our strategy going forward:

•                  Superior Innovation — We will continue to leverage our in-depth knowledge of our retail customers and end-user consumers to deliver high quality, innovative products to the marketplace. We also will continue to focus on a “good, better, best” approach to price points to create products that appeal to different categories of end consumers and classes of trade.  To the extent it is consistent with our strategy, we may acquire new products or expand existing product categories.  We believe our product development expertise differentiates us from other companies in this market.

•                  Cultivating Relationships and Diversification — We believe we have long-standing relationships and strong partnerships with our retail customers. We also have developed strong relationships with a group of suppliers that provide us with the flexibility needed to engineer our products in a cost-efficient manner and to respond quickly to customer demands. We will continue to focus on building on these existing relationships to increase our presence both in stores and online via an increased focus on e-commerce and to expand with our customers as they enter new geographic locations.  We will also continue to work with a growing number of specialty retail operators that allow us to continue our pursuit of a “good, better, best” approach and with customers seeking differentiated products and support. We will continue to expand our business internationally as well.

•                  Building Brands — Historically, we have marketed products under our own brands, under license agreements for other brands, and under private label agreements.  Going forward, our focus will be on building our core brands of Summer® and Born Free®, particularly among first-time prenatal moms, through improved marketing, including through social media.

•                  Executing Operational Excellence — Our entire organization is focused on delivering operational efficiency and excellence, such as SKU rationalization and implementation of a direct import program that is favorably impacting our operations while also providing improved results. By improving our analytic and forecasting capabilities, product development process, and management of working capital and costs, we expect continued improvement to internal processes that should, in turn, benefit our customers.

By renewing our focus on these core strengths, we expect to drive future growth, improve profitability and to further develop and strengthen our relationships with our suppliers, retail customers and end-users of our products.

We believe that, based on our core strengths and strategic priorities, we are well-positioned to capitalize on positive market trends.

Recent Developments

Cost Reduction Initiatives

The Company began implementing several cost reduction initiatives in the third quarter of 2012 designed to lower promotional costs and advertising expenses, reduce operating costs, and improve margins. These initiatives have resulted in tighter controls of retailer programs costs, a reduction in worldwide headcount, a reduction in executive salaries, voluntary reduction in board of director compensation, cuts in overhead spending relating to discontinuing various outside services, and negotiated lower professional service fees. Additional headcount reductions were initiated in the first quarter of 2013. In November 2013, the Company initiated additional cost reduction actions, including global staff reductions, and reductions in temporary labor, professional fees and outside services. We expect these cost reduction actions will result in a charge in the fourth quarter of 2013 of approximately $500 and additional annual savings of approximately $5,000 beginning in 2014.

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

As of September 30, 2013, we had borrowings outstanding of $34,000 and availability under the BofA agreement of $16,153. As of September 30, 2013, we had an outstanding balance of $14,625 under the Term Loan.

As discussed in Part II, Item 5 of this Form 10-Q, in November 2013, we entered into amendments to each of the BofA Agreement and the Term Loan Agreement that modified the financial covenants with which we are required to comply. As a result of these amendments, from and after September 30, 2013, we are no longer subject to a minimum, monthly EBITDA covenant, and our fixed charge coverage ratio is tested monthly on a trailing 12-month basis, and beginning with the period ending February 28, 2014, our senior leverage ratio will be tested monthly on a trailing 12-month basis.

Other Activities

In the first quarter of 2013, we announced that we were in the process of exiting our licensing arrangements with Disney® and Carters® and will focus on building our own Summer® and Born Free® branded products.  As a result of these exit activities and the continued reduction in non-performing product SKUs, we generated lower license based sales and had a higher level of closeout sales at lower margins in the first nine months of 2013 that affected our gross profit and gross margins as compared to the prior year quarter and nine month period.

On June 27, 2013, consistent with our strategy to provide innovative products to our customers, we acquired the assets of Little Looster, LLC., a designer and manufacturer of the award-winning Little Looster™ potty training step stool. Under the terms of the transaction, we acquired all intellectual property and tooling for manufacturing, for a purchase price of approximately $100 in cash and an ongoing royalty agreement.

On September 13, 2013, we acquired the assets of Pink Magnolia, LLC, a designer and manufacturer of a nursing light product to assist breast feeding mothers known as the “Nighty Night Nursing Light.” Under the terms of the transaction, we acquired all intellectual property and tooling for manufacturing for a purchase price of approximately $12 in cash and an ongoing royalty agreement.

Summary of critical accounting policies and estimates

There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2013 compared with our critical accounting policies and estimates disclosed in

Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Results of Operations

	For the three months ended		For the nine months ended
	(Unaudited)		(Unaudited)
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net sales	$50,538	$63,984	$163,435	$188,714
Cost of goods sold	35,521	44,359	112,859	127,198
Gross profit	$15,017	$19,625	$50,576	$61,516

General & administrative expense	9,298	10,209	28,196	31,707
Selling expense	4,855	7,968	16,054	21,739
Depreciation and amortization	1,499	2,050	4,916	5,728
Impairment of goodwill and intangibles	—	69,796	—	69,796

Operating income/(loss)	$(635)	$(70,398)	$1,410	$(67,454)
Interest expense, net	(945)	(938)	(3,128)	(2,557)
Loss before benefit for income taxes	$(1,580)	$(71,336)	$(1,718)	$(70,011)

Benefit for income taxes	(304)	(6,310)	(581)	(5,883)
Net loss	$(1,276)	$(65,026)	$(1,137)	$(64,128)

Three months ended September 30, 2013 compared with three months ended September 30, 2012

Net sales declined 21.0% from approximately $63,984 for the three months ended September 30, 2012 to approximately $50,538 for the three months ended September 30, 2013. The decline was primarily attributable to exiting our licensing arrangements with Disney® and Carters® in order to focus on building our own Summer® and Born Free® branded products as well as a decline in monitor sales as a result of increased competition and sales with a major retail customer.  As a result, sales in most product categories were flat or declined with the exception of our safety category which increased in the quarter.

Gross profit decreased 23.5% from $19,625 for the quarter ended September 30, 2012 to $15,017 for the quarter ended September 30, 2013. Gross margin decreased from 30.7% for the quarter ended September 30, 2012 to 29.7% for the quarter ended September 30, 2013. The decline in gross profit dollars and gross margin percent is attributable to the decline in sales and the mix of products sold.

General and administrative expenses decreased 8.9% from $10,209 for the quarter ended September 30, 2012 to $9,298 for the quarter ended September 30, 2012. General and administrative expenses increased as a percent of sales from 16.0% for the quarter ended September 30, 2012 to 18.4% for the quarter ended September 30, 2013. The decline in general and administrative expense dollars is attributable to the cost reductions initiated in 2012 and in the first quarter of 2013.

Selling expenses decreased 39.1% from $7,968 for the quarter ended September 30, 2012 to $4,855 for the quarter ended September 30, 2013. Selling expenses decreased as a percent of sales from 12.5% for the quarter ended September 30, 2012 to 9.6% for the quarter ended September 30, 2013. This decrease in dollars and as a percent of sales was primarily attributable to lower sales as well as additional cost controls implemented over retailer program costs such as promotions, consumer advertising, cooperative advertising, and lower royalty costs under licensing agreements as part of discontinuing certain licensing arrangements.

Depreciation and amortization decreased 26.9% from $2,050 in the quarter ended September 30, 2012 to $1,499 for the quarter ended September 30, 2013. The decrease in depreciation is attributable to a reduction in capital investment as a result of disciplined capital expenditure management partially offset by higher amortization on newly defined finite-lived intangible assets established in the fourth quarter of 2012.

Interest expense increased 0.7% from $938 in the quarter ended September 30, 2012 to $945 for the quarter ended September 30, 2013. Interest expense increased as a result of higher interest rates. We expect interest expense in the fourth quarter of 2013 attributable to our new credit facilities to be lower than our prior loan agreement on similar debt levels.

For the quarter ended September 30, 2012, we recorded a $6,310 benefit for income taxes on $71,336 of pretax loss, reflecting an estimated 9% tax rate for the quarter. The low tax rate was primarily attributable to the impairment charge for goodwill and intangibles taken in the quarter which was mostly nondeductible for tax purposes. For the quarter ended September 30, 2013, we recorded a $304 tax benefit on $1,580 of pretax loss for the quarter, reflecting an estimated 19% tax rate for the quarter. Excluding discrete items recorded in the quarter attributable to the utilization of our R&D tax credits, our tax rate would have been 28%.

Nine months ended September 30, 2013 compared with nine months ended September 30, 2012

Net sales declined 13.4% from $188,714 for the nine months ended September 30, 2012 to $163,435 for the nine months ended September 30, 2013. The decline was primarily attributable to exiting our licensing arrangements with Disney® and Carters® in order to focus on building our own Summer® and Born Free® branded products as well as a decline in monitor sales as a result of increased competition and lower sales with a major retail customer.  As a result, sales in most product categories were flat or declined with the exception of our safety category which increased in the quarter.

Gross profit decreased 17.8% from $61,516 for the nine months ended September 30, 2012 to $50,576 for the nine months ended September 30, 2013. Gross margin decreased from 32.6% for the nine months ended September 30, 2012 to 30.9% for the nine months ended September 30, 2013. The decline in gross profit dollars and gross margin percent is attributable to the decline in sales and the mix of products sold, as we had a higher amount of close-out sales in the 2013 period as a result of the product SKU reductions and activities relating to ending certain licensing agreements.

General and administrative expenses decreased 11.1% from $31,707 for the nine months ended September 30, 2012 to $28,196 for the nine months ended September 30, 2012. General and administrative expenses increased as a percent of sales from 16.8% for the nine months ended September 30, 2012 to 17.3% for the nine months ended September 30, 2013. The decline in general and administrative expense dollars is attributable to the cost reductions initiated in 2012 and the first quarter of 2013.

Selling expenses decreased 26.2% from $21,739 for the nine months ended September 30, 2012 to $16,054 for the nine months ended September 30, 2013. Selling expenses decreased as a percent of sales from 11.5% for the nine months ended September 30, 2012 to 9.8% for the nine months ended September 30, 2013. This decrease in dollars and as a percent of sales was primarily attributable to the decline in sales as well as additional cost controls implemented over retailer program costs such as promotions, consumer advertising, cooperative advertising, and lower royalty costs under licensing agreements as part of discontinuing certain licensing arrangements.

Depreciation and amortization decreased 14.2% from $5,728 in the nine months ended September 30, 2012 to $4,916 for the nine months ended September 30, 2013. The decrease in depreciation is attributable to a reduction in capital investment as a result of disciplined capital expenditure management partially offset by higher amortization on newly defined finite-lived intangible assets established in the fourth quarter of 2012.

Interest expense increased 22.3% from $2,557 in the nine months ended September 30, 2012 to $ 3,128 for the nine months ended September 30, 2012. Interest expense increased as a result of higher interest rates and the write off of unamortized bank fees in the first quarter of 2013 in connection with the refinancing of our 2010 credit agreement. We expect interest expense in the fourth quarter of 2013 attributable to our new credit facilities to be lower than our prior loan agreement on similar debt levels.

For the nine months ended September 30, 2012, we recorded a $5,883 benefit for income taxes on $70,011of pretax loss, reflecting an estimated 8% tax rate for the period. The low tax rate was primarily attributable to the impairment charge for goodwill and intangibles taken in the nine month period that which was mostly nondeductible for tax purposes. For the nine months ended September 30, 2013, we recorded a $581 tax benefit on $1,718 of pretax loss for the period. The 2013 period included the reinstatement of the federal R&D tax credit for 2012 and adjustments in the utilization of R&D tax credits as discrete items in the 2013 period. Excluding these discrete items, our estimated tax rate for the 2013 period was approximately 28%.

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

For the nine months ended September 30, 2013, net cash provided by operating activities totaled $17,053. For the nine months ended September 30, 2012, net cash used by operating activities totaled $42. The change in net cash relating to operating activities in 2013 as compared to 2012 is largely attributable to improved working capital management in collections, vendor management, as well as the implementation of a direct import program over the past year.

For the nine months ended September 30, 2013, net cash used in investing activities was approximately $2,598. For the nine months ended September 30, 2012, net cash used in investing activities was $3,806. The decline in net cash used in investing activities was primarily attributable to improved capital investment management in 2013.

For the nine months ended September 30, 2013, net cash used in financing activities was approximately $16,021, reflecting a pay down of our credit facilities. For the nine months ended September 30, 2012, net cash provided by financing activities was $14,561, primarily borrowings to fund operations.

Based primarily on the above factors, net cash declined for the nine months ending September 30, 2013 by $1,706, resulting in a cash balance of approximately $1,426 at September 30, 2013.

As discussed below and in Part II, Item 5 of this Form 10-Q, in November 2013, we entered into amendments to our loan agreement that modified the financial covenants with which we must comply. Beginning with periods from and after September 30, 2013, we are required to maintain a trailing 12-month fixed charge coverage ratio of no less than 1:1, tested on a monthly basis.

We believe that our cash on hand and banking facilities are sufficient to fund our cash requirements for at least the next twelve months. However, if we are unable to meet our current financial forecast and cannot raise additional funds or adjust our operations accordingly, we may not remain in compliance with our fixed charge coverage ratio. Unforeseen circumstances, such as softness in the retail industry or deterioration in the business of a significant customer could create a situation where we cannot access all of the available lines of credit due to not having sufficient assets or fixed charge coverage ratio as required under our loan agreements. There is no assurance that we will meet all of our financial or other covenants in the future, or that our lenders will grant waivers if there are covenant violations. In addition, should we need to raise additional funds through additional debt or equity financings, any sale of additional debt or equity securities may cause dilution to existing stockholders. If sufficient funds are not available or are not available on acceptable terms, our ability to address any unexpected changes in our operations could be limited. Furthermore, there can be no assurance that we will be able to raise such funds if and when they are required. Failure to obtain future funding when needed or on acceptable terms could materially adversely affect our results of operations.

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

The scheduled maturity date of loans under the BofA Agreement is February 28, 2018 (subject to customary early termination provisions).  All obligations under the BofA Agreement are secured by substantially all the assets of the Company, subject to the first priority lien on certain assets held by the term loan lender described below.  In addition, Summer Infant Canada Limited and Summer Infant Europe Limited, subsidiaries of the Company, are guarantors under the BofA Agreement.  Loans under the BofA Agreement bear interest, at our option, at a base rate or at LIBOR, plus applicable margins based on average quarterly availability under the BofA Agreement and ranging between 1.75% and 2.25% on LIBOR borrowings and 0.25% and 0.75% on base rate borrowings.  Interest payments are due monthly, payable in arrears.  We are also required to pay an annual non-use fee of 0.375% of the unused amounts under the BofA Agreement, as well as other customary fees as are set forth in the BofA Agreement.  As of September 30, 2013 the base rate on loans was 4.0% and the LIBOR rate was 2.5%.

Under the BofA Agreement, we must comply with certain financial covenants, including that the Company (i) for the first year of the loan, maintain and earn a specified minimum, monthly consolidated EBITDA amount, with such specified amounts increasing over the first year of the loan to a minimum consolidated EBITDA of $12 million at February 28, 2014, and (ii) beginning with the fiscal quarter ending March 31, 2014, maintain a fixed charge coverage ratio of at least 1.0 to 1.0 for each period of four fiscal quarters most recently ended.  For purposes of the financial covenants, consolidated EBITDA is defined as net income before interest, taxes, depreciation and amortization, plus certain customary expenses, fees and non-cash charges and minus certain customary non-cash items increasing net income.  We were in compliance with the financial covenants at September 30, 2013.

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

As of September 30, 2013, we had borrowings outstanding of $34,000 and availability of $16,153.

On November 8, 2013, we entered into an amendment to the BofA Agreement, which amended the financial covenants to provide that (i) we are no longer required to comply with the minimum EBITDA covenants for any period ending after September 30, 2013, and (ii) we maintain a trailing 12-month fixed charge coverage ratio of at least 1.0 to 1.0, tested on a monthly basis from and after September 30, 2013. Under the agreement as amended, the fixed charge coverage ratio is the ratio of (1) consolidated EBITDA minus capital expenditures (excluding certain items) and cash taxes paid for the applicable measuring period, to (2) fixed charges paid in cash during the applicable measuring period.

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

The principal of the Term Loan will be repaid, on a quarterly basis, in installments of $375, commencing with the quarter ending September 30, 2013, until paid in full on termination.  The Term Loan bears interest at an annual rate equal to LIBOR, plus 10%, with a LIBOR floor of 1.25%.  Interest payments are due monthly, in arrears.  As of September 30, 2013 the interest rate on the Term Loan was 11.25%.

The Term Loan Agreement contains customary affirmative and negative covenants substantially the same as the BofA Agreement.  In addition, we must comply with certain financial covenants, including that the Company (i) meet the same minimum, monthly consolidated EBITDA as set forth in the BofA Agreement and (ii) initially maintain a monthly senior leverage ratio of 1:1.  For periods after February 28, 2014, the senior leverage ratio will be based on an annual business plan to be approved by the Company’s Board of Directors and will be tested monthly on a trailing twelve month basis.  For purposes of the financial covenants in the Term Loan Agreement, the senior leverage ratio is the ratio of (i) all amounts outstanding under the Term Loan Agreement and the BofA Agreement to (ii) consolidated EBITDA for the twelve-month period ending as of the last day of the most recently ended fiscal month.  The Term Loan Agreement also contains events of default, including a cross default, the occurrence of a material adverse event, the occurrence of a change of control, and the recall of products having a value of $2,000 or more.  In the event of a default, all of the obligations of the Company and its subsidiaries under the Term Loan Agreement may be declared immediately due and payable.  For certain events of default relating to insolvency and receivership, all outstanding obligations become due and payable.  We were in compliance with all financial covenants at September 30, 2013.

On November 8, 2013, we entered into an amendment to the Term Loan Agreement, which amended the financial covenants in the Term Loan Agreement to provide that (i) we are no longer required to comply with the minimum EBITDA covenants for any period ending after September 30, 2013, (ii) we maintain a trailing 12-month fixed charge coverage ratio of at least 1.0 to 1.0, tested on a monthly basis from and after September 30, 2013, and (iii) commencing February 28, 2014, we maintain a trailing 12-month senior leverage ratio, tested on a monthly basis of (a) no more than 6.0 to 1.0 for the period ending on June 30, 2014, (b) no more than 5.5 to 1.0 for the period July 1, 2014 through September 30, 2014, and (c) no more than 5.0 to 1.0 for the periods following September 30, 2014.

ITEM 3.        Quantitative and Qualitative Disclosures About Market Risk

Not required.

ITEM 4.        Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as of September 30, 2013.  Our principal executive officer and principal financial officer have concluded, based on this evaluation, that our controls and procedures were effective as of September 30, 2013.

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

ITEM 1A.     Risk Factors

Except as set forth below, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A, “Risk Facors,” of our Annual Report on Form 10-K for the fiscal year ending December 31, 2012.:

Our leverage may impair our financial condition or limit our ability to operate our business.

We fund our operations primarily through cash from operations and borrowings under our loan agreement with Bank of America.  The amount of available borrowings under our loan agreement is based on formula-determined amounts of trade receivables and inventories.  Our loan agreement requires us to maintain a minimum fixed charge, coverage ratio of at least 1.0 to 1.0.  While we currently anticipate that we will be able to maintain a fixed charge coverage ratio of at least 1.0 to 1.0 throughout 2013, if future operating results differ materially from our predications, we could violate our fixed charge coverage ratio requirement if the fixed charge coverage ratio at such time is less than 1.0.  The loans are collateralized by substantially all of our operating assets and failure to comply with the covenants contained in the loan agreement could result in the acceleration of the outstanding balance under the loan agreement prior to its stated maturity date.

ITEM 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3.        Defaults Upon Senior Securities

None.

ITEM 4.        Mine Safety Disclosures

Not applicable.

ITEM 5.        Other Information.

BofA Agreement Amendment. On November 8, 2013, we entered into an amendment (the “BofA Amendment”) to the Loan and Security Agreement, dated as of February 28, 2013, with Bank of America, N.A. and the other lenders under the agreement. The BofA Amendment amended the financial covenants in the BofA Agreement to provide that (i) we are no longer required to comply with the minimum EBITDA covenants for any period ending after September 30, 2013 and (ii) we maintain a trailing 12-month fixed charge coverage ratio of at least 1.0 to 1.0, testing on a monthly basis from and after September 30, 2013.

Term Loan Agreement Amendment. On November 8, 2013, we entered into an amendment (the “Term Loan Amendment”) to the Term Loan Agreement, dated as of February 28, 2013, with Salus Capital Partners, LLC and the other lenders under the agreement. The Term Loan Amendment amended the financial covenants in the Term Loan Agreement to provide that (i) we are no longer required to comply with the minimum EBITDA covenants for any period ending after September 30, 2013, (ii) we maintain a trailing 12-month fixed charge coverage ratio of at least 1.0 to 1.0, testing on a monthly basis from and after September 30, 2013, and (iii) commencing February 28, 2014, we maintain a trailing 12-month senior leverage ratio, tested on a monthly basis of (a) no more than 6.0 to 1.0 for the period ending on June 30, 2014, (b) no more than 5.5 to 1.0 for the period July 1, 2014 through September 30, 2014, and (c) no more than 5.0 to 1.0 for the periods following September 30, 2014.

The foregoing descriptions of the BofA Amendment and the Term Loan Amendment do not purport to be complete and are qualified in their entirety by reference to the full text of the BofA Amendment and Term Loan Amendment, each of which is filed herewith as Exhibit 10.1 and Exhibit 10.2, respectively, and each of which is incorporated herein by this reference.

Change in Control Agreements. On November 13, 2013, we entered into new or amended and restated change of control agreements with each of our Chief Financial Officer and Chief Operating Officer, and anticipate entering into such agreements with certain other key employees. Under these “double trigger” change of control agreements, the CFO, COO or key employee is entitled to certain payments and benefits if (1) there is a change of control and (2) within twelve months thereafter his employment is terminated, other than for cause or due to the death or disability or by the employee for good reason. If these events occur, (i) the CFO and COO are each entitled to a severance payment equal to 100% of his then current annual base salary, continued benefits, and any earned or accrued bonus for the year in which the employee was terminated, and (ii) other key employees, depending upon the employee’s position at the company, are each entitled to a severance payment equal to 100% or 50% of his then current annual base salary, continued benefits, and any earned or accrued bonus for the year in which the employee was terminated. The change of control agreements also contain non-competition and similar covenants that remain in effect (a) for a period of twelve months for the CFO and COO, and (b) for a period of twelve months or six months for other key employees, depending upon the employee’s position at the company.

The foregoing summary of the change of control agreements does not purport to be complete and is qualified in its entirety by reference to the form of change of control agreement, which is filed herewith as Exhibit 10.3.

ITEM 6.        Exhibits

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Quarterly Report on Form 10-Q.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Summer Infant, Inc.

Date: November 14, 2013	By:	/s/ Jason Macari
Jason Macari
Chief Executive Officer

Date: November 14, 2013	By:	/s/ Paul Francese
Paul Francese
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1

Amendment No. 2, dated November 8, 2013, to Loan and Security Agreement dated as of February 28, 2013, among Summer Infant, Inc. and Summer Infant (USA), Inc., as Borrowers, Summer Infant Canada, Limited and Summer Infant Europe Limited, as Guarantors, the Lenders party to the Loan and Security Agreement, and Bank of America, N.A., in its capacity as Agent

10.2

Amendment No. 1, dated November 8, 2013, to Term Loan Agreement dated as of February 28, 2013, among Summer Infant, Inc., and Summer Infant (USA), as Borrowers, Summer Infant Canada, Limited and Summer Infant Europe Limited, as Guarantors, the Lenders party of the Term Loan Agreement and Salus Capital Partners, LLC, as Agent

10.3

Amendment No. 1, dated April 10, 2013 to Loan and Security Agreement dated as of February 28, 2013, among Summer Infant, Inc. and Summer Infabt (USA), Inc. as Borrowers, Summer Infant Canada, Limited and Summer Infant Europe Limited, as Gurantors, and Bank of America, N.A., in its capacity as Lender and as a Agent

10.4	Form of Change of Control Agreement with Chief Financial Officer, Chief Operating Officer and other key employees

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document