Form 10-K
period 2013-12-31
Summer Infant, Inc.
filed 2014-03-11
CIK 1314772

Use these links to rapidly review the document

Summer Infant, Inc. And Subsidiaries Index to Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

         Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common equity held by non-affiliates, based on the closing price of the registrant's Common Stock as reported on the Nasdaq Capital Market on June 28, 2013, was $33.6 million. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

         The number of shares issued and outstanding of the registrant's common stock as of March 5, 2014 was 18,257,924 (excluding unvested restricted shares that have been issued to employees).

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Proxy Statement for its 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

        When used in this report, the terms "Summer," "the Company," "we," "us," and "our" mean Summer Infant, Inc. and its subsidiaries. Note that all dollar amounts in Part I are in thousands of U.S. dollars unless otherwise noted.

Item 1.    Business

General

        Founded in 1985 and publicly traded on the Nasdaq Stock Market since 2007 under the symbol "SUMR," we are a global designer, marketer, and distributor of branded juvenile health, safety and wellness products (for ages 0-3 years) that are sold principally to large North American and European retailers.

        We currently market our products in the monitoring, health and safety, nursery, baby gear, feeding, and furniture product categories. Most of our products are sold under our core brand names of Summer® and Born Free®. We also market certain products under license agreements.

        Our products are sold globally primarily to large, national retailers as well as independent retailers. In North America, our customers include Babies R Us, Wal-Mart, Target, Amazon.com, Buy Buy Baby, Burlington Coat Factory, Kmart, Home Depot, and Lowe's. Our largest European-based customers are Mothercare, Toys R Us, Argos and Tesco. We also sell through international distributors, representatives, and to select international retail customers in geographic locations where we do not have a direct sales presence.

        The juvenile products industry is estimated to be $18 billion worldwide and consumer focus is on quality, safety, innovation, and style. Due to the halo effect of baby products in retail stores, there also is a strong retailer commitment to the juvenile category.

        Our principal executive office is located at 1275 Park East Drive, Woonsocket, Rhode Island 02895. Our telephone number is 401-671-6550. Our internet address is www.summerinfant.com. We maintain sales, marketing and distribution offices in Canada, Australia and England, which services the United Kingdom and other parts of Europe. We maintain a product development, engineering and quality assurance office in Hong Kong.

Strategy

        Historically, we have focused on growing sales through a combination of increased product penetration and store penetration, offering new products, adding new mass merchant retail customers and distribution channels, international expansion, and acquisitions. At the end of 2012, we began reviewing our business strategy and the profitability of our product lines.

        While the refinement of our business strategy is ongoing, we have identified below four key areas of our strategy going forward:

  •
  Superior Innovation—We continue to leverage our in-depth knowledge of our retail customers and end-user consumers to deliver high quality, innovative products to the marketplace. We also continue to focus on a "good, better, best" approach to price points to create products that appeal to different categories of end consumers and classes of trade. To the extent it is consistent with our strategy, we may acquire new products or expand existing product categories. For example, in 2013, we launched our new, 3D Lite™ stroller, acquired the Little Looster™ potty training step stool, and launched our new Baby Link™ WiFi series of video monitors. We believe our product development expertise differentiates us from other companies in this market.

  •
  Cultivating Relationships and Diversification—We believe we have long-standing relationships and strong partnerships with our retail customers. We also have developed strong relationships with a group of suppliers that provide us with the flexibility needed to engineer our products in a cost-efficient manner and to respond quickly to customer demands. We will continue to focus on building on these existing relationships to increase our presence both in stores and online via an increased focus on e-commerce and to expand with our customers as they enter new geographic locations. We will also continue to work with a growing number of specialty retail operators that allow us to continue our pursuit of a "good, better, best" approach and with customers seeking differentiated products and support. We will also continue to expand our business internationally.

  •
  Building Brands—Historically, we have marketed products under our own brands, under license agreements for other brands, and under private label agreements. Going forward, our focus will be on building our core brands of Summer®, SwaddleMe®, and Born Free®, particularly among first-time prenatal moms, through improved marketing, including through social media.

  •
  Executing Operational Excellence—Our entire organization is focused on delivering operational efficiency and excellence, such as through SKU rationalization and utilization of a direct import program. By improving our analytic and forecasting capabilities, product development process, and management of working capital and costs, we expect continued improvement to internal processes that should, in turn, benefit our customers.

        By renewing our focus on these core strengths as well as a focus on gross margins and a return on capital, we expect to drive future growth, improve profitability and to further develop and strengthen our relationships with our suppliers, retail customers and end-users of our products.

        We believe that, based on our core strengths and strategic priorities, we are well-positioned to capitalize on positive market trends including that U.S. birth rates are predicted to increase over the next several years.

Products

        We currently market more than 1,100 products in several product categories including monitoring, health and safety, nursery, baby gear, feeding products, and furniture. No single product sold generated more than 10% of sales for the year ended December 31, 2013. The majority of our products are sold under the Summer® and Born Free® brands.

        Anchor products in our product categories include the following:

Monitoring	Health & Safety	Nursery	Baby Gear	Feeding Products	Furniture
Wi-Fi Internet	Gates	Swaddle	Strollers	Bottles	Cribs
Video	Bath	Travel Accessories	Bassinets	Drinking Cups	Changing Tables
Movement	Potties	Safe Sleep	High Chairs	Bibs & Placemats	Dressers
	Boosters	Soothers	Travel Systems	Electronics
	Super Seats		Playards	Pacifiers

Product Development and Design

        Product development drives innovation, a critical element of our strategy. We strive to produce proprietary products that offer distinctive benefits, are visually appealing, and provide convenience to the consumer. Our retail customers are strategically motivated to buy innovative products to provide differentiation from their competitors. We design the majority of our own products and our main product development efforts are located at our Rhode Island headquarters. We also have development efforts in China and the United Kingdom. In addition to new product development, we continuously look for ways to improve upon existing products based on feedback from our customers and focus on the end-user experience, safety, and opportunities to improve our cost structure and pricing.

        We engage in market research and test marketing to evaluate consumer reactions to our products. We also research customer buying trends and analyze information from retail stores, customer surveys, our sales force, focus groups, on-line surveys, industry experts, vendors, and our product development personnel. We continually analyze our products to determine whether they should be upgraded, modified, and/or discontinued.

        In 2013, we launched our Baby Link™ WiFi Series, a fully-featured internet viewing system and will seek to expand this monitor series into new markets in 2014 including eldercare/caregiver monitoring as well as the pet and home surveillance markets. In 2014, we also plan to introduce many other new products including the Pop n' Play™ Portable Playard, and new 3D Lite™ strollers and Fuze™ Travel systems.

Suppliers and Manufacturing

        Substantially all of our products are manufactured in Asia (primarily China) and Israel. We also use several manufacturers in the United States for certain injection molded products, including bath tubs, potty seats and booster seats, which together account for approximately 11% of our annual sales in 2013.

        We are not dependent on any one supplier because we use many different manufacturers and we own the tooling and molds used for our products. Our Hong Kong subsidiary provides us with a local sourcing presence and the ability to oversee quality, electronic engineering and other issues that may arise during production. Generally, we buy finished goods from manufacturers and thus are not directly procuring raw materials for product manufacturing. Historically, we have not experienced any significant disruption of supply as a result of raw material shortages or other manufacturing factors, but there is the possibility that shortages could occur in the future based on a variety of factors beyond our control.

        Transportation of Asia-made goods to our warehouses typically takes three to four weeks, depending on the location of the warehouse. We maintain our inventory at warehouses located in the United States, Canada, Australia, and the United Kingdom. Most of our customers pick up their goods at regional warehouses. We also use UPS and other common carriers to arrange shipments to customers (primarily smaller retailers and specialty stores) that request such arrangements. In 2012, we implemented a direct import program, in order to reduce costs and shipping time to certain customers.

Sales and Marketing

        Our products are largely marketed and sold through our own direct global sales force, many of whom are industry experienced professionals. We have also established a strong network of independent manufacturers' representatives and distributors that provide sales and customer service support for the remaining portion of North American and international sales. E-commerce sales have continued to grow during recent years consistent with increased online shopping by consumers.

        Sales are recognized upon transfer of title of product to our customers and are made utilizing standard credit terms of 30 to 60 days. We generally accept returns only for defective merchandise.

        Marketing, promotion and consumer education are important parts of the juvenile products industry. Historically, a significant percentage of our promotional spending has been structured in coordination with our large retail partners. In 2013, we increased spending on awareness and outreach programs to both our retail partners and our end-use consumers. In further support of this communication effort, we have also improved our website with added new functionality and capabilities.

        In addition, we will continue to support the promotion and presence of Summer® branded products in the marketplace with our new showroom and planogram space at our Rhode Island headquarters, continued participation at select industry trade shows, trade and consumer advertising, as well as enhanced internet based promotional activities.

        Customer service is a critical component of our marketing strategy. We maintain an internal customer service department that responds to customer inquiries, investigates and resolves issues and generally assists customers and consumers on a 24/7 basis.

Competition

        The juvenile product industry has many participants, none of which have dominant market share, though certain companies may have disproportionate strength in certain product categories. We compete with a number of different companies, depending on the product category, and compete against no single company across all of our product categories. Our largest direct competitors are Dorel Industries (including Safety 1st and Cosco brands), Evenflo (Evenflo, Gerry, and Snugli brands), Kid Brands, Inc., Fisher-Price (part of Mattel, Inc.), The First Years (a subsidiary of Tomy Corporation) and Graco (a subsidiary of Newell Rubbermaid). In addition, we compete in several of our product lines with a number of private companies, such as KidCo, Inc. and Munchkin.

        The primary methods of competition in the industry consist of product innovation, brand positioning, quality, price timely distribution, and other factors. Our competitive strengths include our ability to develop innovative new products, brand awareness, our relationships with major retailers, and the quality and pricing of our products.

Intellectual Property

        We rely on a combination of patents, licenses and trade secrets to protect our intellectual property. Our patents currently in effect include various design features related to bedrails, safety gates, infant car seats, bouncers, and bathers, with several other patents under review by the USPTO. The patents expire at various times during the next 17 years. Our focus on continuous product improvement and innovation provides constant strength and renewal of our patent portfolio. We also have license agreements relating to the use of patented technology owned by third parties in certain of our products. In certain circumstances, if we do not believe we have appropriate expertise, we will partner with third parties to develop proprietary products.

Customers

        Our top seven customers together comprised more than 78% of our sales in 2013 and 81% in 2012. These customers include Babies R Us/Toys R Us, Wal-Mart, Target, Amazon.com, Burlington Coat Factory, Buy Buy Baby, and K-Mart. Of these customers, three generated more than 10% of sales for fiscal 2013: Babies R Us/Toys R Us (31%), Walmart (19%) and Target (11%). In fiscal 2012, three customers generated more than 10% of sales: Babies R Us/Toys R Us (36%), Walmart (19%) and Target (10%).

        We have no long-term contracts with these customers and because of the concentration of our business with these customers, our success depends heavily on our customers' willingness to purchase and provide shelf space for our products.

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

Geographic Regions

        North America accounted for approximately 92% and 93% of our total net sales in 2013 and 2012, respectively. Remaining sales were in the United Kingdom and all other geographies.

Regulatory Matters

        We obtain all necessary regulatory agency approvals for each of our products. In the United States, these approvals may include, among others: Consumer Product Safety Commission ("CPSC"), the American Society of Test Methods ("ASTM"), the Juvenile Products Manufacturing Association ("JPMA"), the Federal Communications Commission ("FCC") and the Food and Drug Administration ("FDA"). We conduct our own internal testing, utilizing a "foreseeable use and abuse" testing method that is designed to subject each product to the "worst case scenario." Our products are also frequently tested by independent government certified labs.

Insurance

        We carry product liability insurance that provides us with $15,000 of liability coverage with a minimal deductible. We consult with our insurers to ascertain appropriate liability coverage for our product mix. We believe our current coverage is adequate for our existing business and will continue to evaluate our coverage in the future in line with our expanding sales and product breadth.

Employees

        As of December 31, 2013, we had approximately 211 employees, 207 who were full time employees, and 112 of whom work in our headquarters in Rhode Island. Our employees are not covered by a collective bargaining agreement. We consider our employee relations to be good.

Available Information

        We maintain our corporate website at www.summerinfant.com and we make available, free of charge, through this website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports that we file with or furnish to the Securities and Exchange Commission ("SEC"), as soon as reasonably practicable after we electronically file that material with, or furnish it to, the SEC. You may also read and copy any material filed by us with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, and you may obtain information on the operation of the Public Reference Room by calling the SEC in the U.S. at 1-800-SEC-0330. In addition, the SEC maintains an Internet website, www.sec.gov, that contains reports, proxy and information statements and other information that we file electronically with the SEC. Our website also includes corporate governance information, including our Code of Ethics and our Board Committee Charters. The information contained on our website does not constitute a part of this report.

Item 1A.    Risk Factors

        If any of the events or circumstances described in the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected and the trading price of our common stock could decline.

The concentration of our business with a base of retail customers that make no binding long-term commitments means that economic difficulties or changes in the purchasing policies of our major customers could have a significant impact on our business.

        A small number of large, retail customers account for a majority of our sales. In fiscal 2013, Babies R Us/Toys R Us generated 31% of our total sales, two other customers accounted for more than 10% of our sales, and a total of seven customers accounted for more than 78% of our total sales. We have no long-term contracts with these customers and because of the significant concentration of our business with these customers, our success depends on our customers' willingness to continue to purchase and provide shelf space for our products. An adverse change in our relationship with any of our large customers could adversely affect our results of operations and financial condition.

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

        Our business and operating results depend largely upon providing our customers products that appeal to the end user. Consumer preferences, particularly among parents whom are often the end purchasers of our products, are constantly changing. Our success largely depends on our ability to identify emerging trends in the infant and juvenile health, safety and wellness marketplace, and to design quality products that address consumer preferences and prove safe and cost effective. Our product offerings compete with those of many other larger companies. Many of these companies enjoy broad brand recognition and significant distribution channel relationships, and as a result our market position is always at risk.

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

        In developing new products and product lines, we have anticipated dates for the associated product introductions. When we state that we will introduce, or anticipate introducing, a particular product or product line at a certain time in the future those expectations are based on completing the associated development, implementation, marketing work, and manufacturing in accordance with our currently anticipated development schedule. There is no guarantee that we will be able to manufacture, source and ship new products in a timely manner and on a cost-effective basis to meet constantly changing customer demands. The risk is also heightened by the sophistication of certain products we are designing, in terms of combining digital and analog technologies, utilizing digital media to a greater degree, and providing greater innovation and product differentiation. Unforeseen delays or difficulties in the development process, significant increases in the planned cost of development, changes in anticipated consumer demand for our products, and delays in the manufacturing process may cause the introduction date for products to be later than anticipated or, in some situations, may cause a product introduction to be discontinued.

The intense competition in our markets could reduce our net sales and profitability.

        We operate in a highly competitive market and compete with several large domestic and foreign companies and with other producers of infant and juvenile products. Many of our competitors have longer operating histories, greater brand recognition, and greater financial, technical, marketing and other resources than us. In addition, we may face competition from new participants in our markets because the infant and juvenile product industry has low barriers to entry. We experience price competition for our products and competition for shelf space at retailers, all of which may increase in the future. If we cannot compete successfully in the future, our net sales and profitability will likely decline.

We rely on external financing to help fund our operations. Covenants in our debt agreements may affect our liquidity or limit our ability to complete acquisitions, incur debt, make investments, sell assets, merge or complete other significant transactions.

        To meet our working capital needs, we rely on our revolving credit facility for working capital. In 2013, we entered into a new credit agreement expiring in 2018, which provides for an $80 million committed, asset-based revolving credit facility, and a $15 million secured term loan. These agreements contain certain covenants that place limitations on or restrict a number of our activities, including our ability to:

  •
  incur additional debt;

  •
  create liens on our assets or make guarantees;

  •
  make certain investments or loans;

  •
  pay dividends; or

  •
  dispose of or sell assets or enter into a merger or similar transaction.

        In addition, these agreements contain financial covenants that were set at the time we entered into the agreements. Our performance and financial condition may not meet our original expectations, causing us to fail to meet such financial covenants. These restrictive covenants may limit our ability to engage in acts that may be in our best long-term interests. Non-compliance with the covenants in these agreements could result in us being unable to utilize borrowings under our revolving credit facility, a circumstance which potentially could occur when operating shortfalls would most require supplementary borrowings to enable us to continue to fund our operations. If we are unable to generate sufficient available cash flow to service our outstanding debt we would need to refinance such debt or face default. There is no guarantee that we would be able to refinance debt on favorable terms, or at all.

Deviations from expected results of operations and expected cash requirements could result in a failure to meet financial covenants under our debt agreements which would adversely affect our financial condition and results of operations.

        Any significant deviation in actual results from our expected results of operations, or in the timing of material expenditures from current estimates, any significant business or product acquisitions, or other significant unanticipated expenses could result in us not meeting our financial covenants under the terms of our credit facility and term loan. In such circumstances, our lenders could declare a default, which would have a material adverse effect on our financial condition and results of operations. If access to our credit facility is limited or terminated, our liquidity would be constrained, affecting our operations and growth prospects, and we would need to seek additional equity or debt financing. There is no assurance that such financing would be available on acceptable terms or at all. Furthermore, any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants that could impede our ability to effectively operate and grow our business in the future.

We are dependent on key personnel, and our ability to grow and compete in our industry will be harmed if we do not retain the continued services of our key personnel, or we fail to identify, hire, and retain additional qualified personnel.

        Our success depends on the efforts of our senior management team and other key personnel. Although we believe that we have a strong management team, the loss of services of members of our senior management team, such as the recent departure of our Chief Executive Officer, whom have substantial experience in the infant and juvenile health, safety and wellness markets could have an adverse effect on our business.

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

        In the past, we have made strategic acquisitions and continue to pursue acquisitions that are consistent with our business strategy and enable us to leverage our competitive strengths. While we continue to evaluate potential acquisitions, we may not be able to identify and successfully negotiate suitable acquisitions, obtain financing for future acquisitions on satisfactory terms, obtain regulatory approval for certain acquisitions or otherwise complete acquisitions in the future. An inability to identify future acquisitions could limit our future growth.

        The integration of operations of any company we do acquire involves a number of risks, including unanticipated costs relating to the integration of acquired business, difficulties in achieving planned cost-savings and synergies and the diversion of management's attention to integration could impair their ability to effectively manage our business operations. In addition, any future acquisition may result in issuances of dilutive equity securities, which may be sold at a discount to market price, the incurrence of debt, unfavorable financing terms, large one-time expenses and the creation of intangible assets, including goodwill, the write-down of which may result in significant charges to earnings.

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

        We rely on information technology systems across our operations, including for management of our supply chain, sale and delivery of our products, and various other processes and transactions, including credit card processing for online sales. Our ability to effectively manage our business and coordinate the production, distribution, and sale of our products depends on the reliability and capacity of these systems and in some instances third-party service providers. The failure of these systems to operate effectively due to service interruptions, problems with transitioning to upgraded or replacement systems, or a breach in security of these systems could cause delays in product sales and reduced efficiency of our operations, loss of proprietary data or customer information, and capital investments could be required to remediate the problem.

Anti-takeover provisions in our organizational documents and Delaware law may limit the ability of our stockholders to control our policies and effect a change of control of our company and may prevent attempts by our stockholders to replace or remove our current management, which may not be in your best interests.

        There are provisions in our certificate of incorporation and bylaws that may discourage a third party from making a proposal to acquire us, even if some of our stockholders might consider the proposal to be in their best interests, and may prevent attempts by our stockholders to replace or remove our current management. These provisions include provisions in our certificate of incorporation that authorize our board of directors to issue shares of preferred stock without stockholder approval and to establish the preferences and rights of any preferred stock issued, which would allow the board to issue one or more classes or series of preferred stock that could discourage or delay a tender offer or change in control, and provisions in our bylaws that require advance written notice of stockholder proposals and director nominations.

        Additionally, we are subject to Section 203 of the Delaware General Corporation Law, which, in general, imposes restrictions upon acquirers of 15% or more of our stock. Finally, the board of directors may in the future adopt other protective measures, such as a stockholder rights plan, which could delay, deter or prevent a change of control.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        We are headquartered in a 52,000 square facility in Woonsocket, Rhode Island. We have a seven year lease on this facility expiring in 2016, with an option to extend for an additional five years. We also lease small offices in Arkansas, Canada, Israel, the United Kingdom and Hong Kong.

        We maintain inventory at leased warehouses in California (approximately 442,000 square feet), Canada (approximately 61,000 square feet), Australia (third party warehouse) and the United Kingdom (approximately 16,000 square feet). These leases expire at various times between 2014 and 2018.

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

        Our common stock is traded on the Nasdaq Capital Market under the symbol "SUMR".

        The high and low closing prices for our common stock as reported on the Nasdaq Capital Market for the periods indicated below were as follows:

	High	Low
Fiscal Year Ended December 31, 2012
First Quarter	$7.21	$4.57
Second Quarter	$6.06	$2.71
Third Quarter	$3.31	$1.71
Fourth Quarter	$2.39	$1.21
Fiscal Year Ended December 31, 2013
First Quarter	$2.79	$1.67
Second Quarter	$3.73	$2.22
Third Quarter	$3.60	$2.66
Fourth Quarter	$3.05	$1.71

Holders of Common Stock

        As of March 1, 2014, there were 40 holders of record of our common stock. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of record holders.

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

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion is intended to assist in the assessment of significant changes and trends related to our results of operations and financial condition. The information contained in this section has been derived from our consolidated financial statements and should be read together with our consolidated financial statements and related notes included elsewhere in this report. Readers should also review and consider our disclosures under the heading "Special Note Regarding Forward-Looking Statements" describing various factors that could affect our business and the disclosures under the heading "Risk Factors" in this report.

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

        We currently market our products in the monitoring, health and safety, nursery, baby gear, feeding, and furniture product categories. Most of our products are sold under our core brand names of Summer® and Born Free®. We also market certain products under license agreements.

        Our products are sold globally primarily to large, national retailers as well as independent retailers. In North America, our customers include Babies R Us, Wal-Mart, Target, Amazon.com, Buy Buy Baby, Burlington Coat Factory, Kmart, Home Depot, and Lowe's. Our largest European-based customers are Mothercare, Toys R Us, Argos and Tesco. We also sell through several international representatives to select international retail customers in geographic locations where we do not have a direct sales presence.

        The juvenile products industry is estimated to be $18 billion worldwide and consumer focus is on quality, safety, innovation, and style. Due to the halo effect of baby products in retail stores, there also is a strong retailer commitment to the juvenile category.

Strategy

        Historically, we have focused on growing sales through a combination of increased product penetration and store penetration, offering new products, adding new mass merchant retail customers and distribution channels, international expansion, and acquisitions. At the end of 2012, we began reviewing our business strategy and the profitability of our product lines.

        While the refinement of our business strategy is ongoing, we have identified below four key areas of our strategy going forward:

  •
  Superior Innovation—We continue to leverage our in-depth knowledge of our retail customers and end-user consumers to deliver high quality, innovative products to the marketplace. We also continue to focus on a "good, better, best" approach to price points to create products that appeal to different categories of end consumers and classes of trade. To the extent it is consistent with our strategy, we may acquire new products or expand existing product categories. For example, in 2013, we launched our new, 3D Lite™ stroller, acquired the Little Looster™ potty training step stool, and launched our new Baby Link™ WiFi series of video monitors. We believe our product development expertise differentiates us from other companies in this market.

  •
  Cultivating Relationships and Diversification—We believe we have long-standing relationships and strong partnerships with our retail customers. We also have developed strong relationships with a group of suppliers that provide us with the flexibility needed to engineer our products in a cost-efficient manner and to respond quickly to customer demands. We will continue to focus on building on these existing relationships to increase our presence both in stores and online via an increased focus on e-commerce and to expand with our customers as they enter new geographic locations. We will also continue to work with a growing number of specialty retail operators that allow us to continue our pursuit of a "good, better, best" approach and with customers seeking differentiated products and support. We will also continue to expand our business internationally.

  •
  Building Brands—Historically, we have marketed products under our own brands, under license agreements for other brands, and under private label agreements. Going forward, our focus will be on building our core brands of Summer®, SwaddleMe®, and Born Free®, particularly among first-time prenatal moms, through improved marketing, including through social media.

  •
  Executing Operational Excellence—Our entire organization is focused on delivering operational efficiency and excellence, such as through SKU rationalization and utilization of a direct import program. By improving our analytic and forecasting capabilities, product development process, and management of working capital and costs, we expect continued improvement to internal processes that should, in turn, benefit our customers.

        By renewing our focus on these core strengths, as well as a focus on gross margins and a return on capital, we expect to drive future growth, improve profitability and to further develop and strengthen our relationships with our suppliers, retail customers and end-users of our products.

        We believe that, based on our core strengths and strategic priorities, we are well-positioned to capitalize on positive market trends including that U.S. birth rates are predicted to increase over the next several years after several years of low birth rates.

2013 Activities

Cost Reduction Initiatives

        The Company implemented several cost reduction initiatives in the third quarter of 2012 designed to lower promotional costs and advertising expenses, reduce operating costs, and improve margins. These initiatives have resulted in tighter controls of retailer program costs, a reduction in worldwide headcount, a reduction in executive salaries, voluntary reduction in board of director compensation, cuts in overhead spending relating to discontinuing various outside services, and negotiated lower professional service fees. Additional headcount reductions were initiated in the first quarter of 2013. In November 2013, the Company initiated additional cost reduction actions, including global staff reductions, and reductions in temporary labor, professional fees and outside services which resulted in a fourth quarter of 2013 charge of $614. We expect the actions taken in 2013 will result in additional annual cost savings of approximately $4,000 beginning in 2014.

New Credit Facility and Term Loan

        In February 2013, we entered into a new loan and security agreement (the "BofA Agreement") with Bank of America, N.A., as agent, the financial institutions party to the agreement from time to time as lenders. The BofA Agreement replaces our prior credit facility with Bank of America that was set to expire in December 2013.

        The BofA Agreement provides for an $80,000, asset-based revolving credit facility, with a $10,000 letter of credit sub-line facility. The total borrowing capacity is based on a borrowing base, which is defined as 85% of eligible receivables plus the lesser of (i) 70% of the value of eligible inventory or (ii) 85% of the net orderly liquidation value of eligible inventory and less reserves. The scheduled maturity date of loans under the BofA Agreement is February 28, 2018 (subject to customary early termination provisions). All obligations under the BofA Agreement are secured by substantially all the assets of the Company, subject to the first priority lien on certain assets held by our term loan lender described below. Proceeds from the loans were used to satisfy existing debt, pay fees and transaction expenses associated with the closing of the BofA Agreement, pay obligations under the BofA Agreement, make payments on the term loan described below, and for lawful corporate purposes, including working capital. As a result of our refinancing, interest expense attributable to our new credit facilities is lower on comparable debt levels than our prior loan agreement in the latter half of 2013.

        In February 2013, we entered into a new term loan agreement (the "Term Loan Agreement") with Salus Capital Partners, LLC, as administrative agent and collateral agent, and each lender from time to time a party to the Term Loan Agreement providing for a $15,000 term loan (the "Term Loan"). Proceeds from the Term Loan were used to repay certain existing debt, to finance the acquisition of working capital assets in the ordinary course of business and capital expenditures, and for general corporate purposes. The Term Loan is secured by certain assets of the Company, including a first priority lien on intellectual property, plant, property and equipment, and a pledge of 65% of the ownership interests in certain subsidiaries of the Company. The Term Loan matures on February 28, 2018.

        As discussed in the Note 5 of the Notes to our Consolidated Financial Statements included in this report and in "Liquidity and Capital Resources" below, in November 2013, we entered into amendments to each of the BofA Agreement and the Term Loan Agreement that modified the financial covenants with which we are required to comply. As a result of these amendments, from and after September 30, 2013, we are no longer subject to a minimum, monthly EBITDA covenant, and our fixed charge coverage ratio is tested monthly on a trailing 12-month basis, and beginning with the period ending February 28, 2014, our senior leverage ratio will be tested monthly on a trailing 12-month basis.

Other Activities

        In the first quarter of 2013, we announced that we were in the process of exiting our licensing arrangements with Disney® and Carters® and will focus on building our own Summer® and Born Free® branded products. As a result of these exit activities and the continued reduction in non-performing product SKUs, we generated lower license based sales and had a higher level of closeout and promotional sales at lower margins for the year ending December 31, 2013 that affected our gross profit and gross margins as compared to the year ending December 31, 2012.

        On June 27, 2013, consistent with our strategy to provide innovative products to our customers, we acquired the assets of Little Looster, LLC, a designer and manufacturer of the award-winning Little Looster™ potty training step stool. Under the terms of the transaction, we acquired all intellectual property and tooling for manufacturing, for a purchase price of approximately $100 in cash and an ongoing royalty agreement.

        On September 13, 2013, we acquired the assets of Pink Magnolia, LLC, a designer and manufacturer of a nursing light product to assist breast feeding mothers known as the "Nighty Night Nursing Light." Under the terms of the transaction, we acquired all intellectual property and tooling for manufacturing for a purchase price of approximately $12 in cash and an ongoing royalty agreement.

Recent Developments

        In January 2014, we announced changes in our executive leadership team. Effective February 1, 2014, Carol Bramson, a member of our Board of Directors, was appointed Chief Executive Officer to replace Jason Macari, the Company's founder. Mr. Macari continues to serve on the Company's Board of Directors. In addition, we announced that Ken Price joined the Company as President of Global Sales & Marketing, reporting to the Chief Executive Officer, to oversee the sales and marketing of Summer Infant's product lines, manage the sales and marketing staff, and assist in the preparation of sales projections and operating budgets.

Outlook

        Our business, financial condition and results of operations have and may continue to be affected by various economic factors. Although other factors will likely impact us, including some we do not foresee and those disclosed in Item 1A. Risk Factors in this Annual Report on Form 10-K for the year ended December 31, 2013, we believe our performance in 2014 will continue to be affected by the following:

  •
  Economic Climate.    Periods of global economic uncertainty, such as the recession experienced in 2008 and much of 2009, as well as recent market disruptions, can lead to reduced consumer and business spending. The current economic climate continues to affect our business in direct and indirect ways, including consumer demand for our products, tighter inventory management by retailers, reduced profit margins due to pricing pressures from mass merchant retailers and a sales mix favoring lower margin products. In addition, reduced access to credit has and may continue to adversely affect consumers who desire to purchase our products from retailers and the ability of our own customers to pay us.

  •
  Retail Market Conditions.    Our industry is very competitive, with increasing pressure from mass merchant retailers on pricing in reaction to perceived lack of consumer confidence. These customers continue to seek favorable pricing and increased promotional activity from us and we expect this trend will continue into 2014. We continue to seek to reduce pressure on gross margins through a variety of methods, including reducing manufacturing costs and locating lower-cost sources of supply. However, we may not be able to increase prices or decline requests for mark-downs and/or other allowances from some of our larger, retail customers due to market and competitive factors.

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

        We do not accrue interest on trade receivables. A receivable is considered past due if payments have not been received within the credit terms on the account, typically 30-60 days for most customers.

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

        The Company recognized interest and penalties, if any, related to uncertain tax positions in interest expense. No interest and penalties related to uncertain tax positions were accrued at December 31, 2013. Our federal tax returns for 2009 were audited by the U.S. Internal Revenue Service in 2012. All audit adjustments have been recorded without significant impact on our results of operations. On a global basis, the open tax years subject to examination by major taxing jurisdictions in which the Company operates is between two to six years.

Results of Operations

        The following table presents selected condensed consolidated financial information for Summer Infant, Inc. and its subsidiaries for the years ended December 31, 2013 and 2012.

	Year ended December 31, 2013		Year Ended December 31, 2012
Net sales	$208,173	100%	$247,227	100.0%
Cost of goods sold	143,166	68.8%	167,455	67.7%

Gross profit	65,007	31.2%	79,772	32.3%
General and Administration expenses	38,022	18.2%	41,674	16.9%
Selling expenses	20,839	10.0%	29,009	11.7%
Impairment of goodwill and intangible assets	—	—	69,796	28.2%
Depreciation and amortization	6,280	3.0%	7,566	3.1%

Net loss from operations	(134)	(0.0)%	(68,273)	(27.6)%
Interest expense, net	(3,999)	1.9%	(4,148)	1.7%
Benefit for income taxes	(1,318)	0.5%	(6,768)	2.7%

Net loss	$(2,815)	(1.4)%	$(65,653)	(26.6)%

Year ended December 31, 2013 compared with year ended December 31, 2012

        Net sales decreased 15.8% from $247,227 in the year ended December 31, 2012 to $208,173 for the year ended December 31, 2013. The decline was primarily attributable to exiting our licensing arrangements with Carters® and Disney® to focus on building our own Summer® and Born Free® branded products, a decline in monitor sales as a result of increased competition, and lower sales with a major retail customer. As a result, sales in most product categories were flat or declined with the exception of our safety category which increased in 2013. These declines were partially offset by growth in other customer accounts and growth in our core branded product offerings.

        Cost of goods sold includes the cost of the finished product from suppliers, duties on certain imported items, freight-in from suppliers, and miscellaneous charges.

        Gross profit decreased 18.5% from $79,772 for the year ended December 31, 2012 to $65,007 for the year ended December 31, 2013. Gross margin decreased from 32.3% for the year ended December 31, 2012 to 31.2% for the year ended December 31, 2013. The decline in gross profit dollars and gross margin percent is attributable to the decline in sales and the mix of products sold, as we had a higher amount of close-out and promotional sales in the 2013 period as a result of our product SKU rationalization and activities relating to the discontinuation of certain licensing agreements.

        General and administrative expenses decreased 8.8% from $41,674 for the year ended December 31, 2012 to $38,022 for the year ended December 31, 2013. The decline in general and administrative expense dollars is attributable to cost reduction activities initiated in 2012 and the first quarter of 2013.

        Selling expenses decreased 28.2% from $29,009 for the year ended December 31, 2012 to $20,839 for the year ended December 31, 2013. This decrease in dollars and as a percent of sales was primarily attributable to the decline in sales as well as lower royalty costs under licensing agreements as part of discontinuing certain licensing arrangements.

        Due to the sustained decrease in our results of operations (below forecasts) and stock price during the third quarter of 2012, we undertook a goodwill and intangible asset impairment analysis and engaged a third party to assist management in valuing goodwill and other intangible assets recorded on our balance sheet in the third quarter of 2012. As a result, management determined that the estimated fair value of certain indefinite lived intangibles and implied fair value of our goodwill were lower than their respective carrying value, and the Company recorded an aggregate non-cash impairment charge of $69,796 in 2012. The non-cash impairment charge consisted of a write down of goodwill of $61,908 and a write down of a portion of intangible assets of $7,888. These charges affected our financial condition and results of operations for 2012; however, they had no impact on our day-to-day operations or liquidity and did not result in any future cash expenditures. There was no such charge in 2013.

        Depreciation and amortization decreased 17.0% from $7,566 in the year ended December 31, 2012 to $6,280 for the year ended December 31, 2013. The decrease in depreciation is attributable to a reduction in capital investment as a result of disciplined capital expenditure management partially offset by higher amortization on newly defined finite-lived intangible assets established in the fourth quarter of 2012.

        Interest expense decreased 3.6% from $4,148 in the year ended December 31, 2012 to $3,999 for the year ended December 31, 2013. Interest expense decreased as a result of lower interest rates and lower debt balances on a year over year basis.

        For the year ended December 31, 2013, we recorded a $1,318 tax benefit on $4,133 of pretax loss, resulting in a 31.9% tax rate for the year. For the year ended December 31, 2012, we recorded a $6,768 benefit for income taxes on $72,421 of pretax loss, resulting in a 9.3% tax rate for the year. The tax benefit in 2012 was primarily attributable to a $6,000 benefit recorded related to the deferred tax adjustment resulting from the impairment of goodwill and intangible asset charge taken during the year.

Liquidity and Capital Resources

        We generally fund our operations and working capital needs through cash generated from operations and borrowings under our credit facility.

        In our typical operational cash flow cycle, inventory is purchased in U.S. dollars to meet expected demand plus a safety stock. Because the majority of our suppliers are based in Asia, inventory takes from three to four weeks to arrive from Asia to the various distribution points we maintain in the United States, Canada and the United Kingdom. Payment terms for these vendors are approximately 60-90 days from the date the product ships from Asia, therefore we are generally paying for the product a short time after it is physically received in the United States. In turn, sales to customers generally have payment terms of 30 to 60 days, resulting in an accounts receivable and increasing the amount of cash required to fund working capital. To bridge the gap between paying our suppliers and receiving payment from our customers for goods sold, we rely on our credit facilities.

        The majority of our capital expenditures are for tools and molds related to new product introductions. We receive indications from retailers generally around the middle of each year as to what products the retailer will be taking into its product line for the upcoming year. Based on these indications, we will then acquire the tools and molds required to build and produce the products. In most cases, the payments for the tools are spread out over a three to four month period.

        For the twelve months ended December 31, 2013, net cash provided by operating activities totaled $19,061. For the twelve months ended December 31, 2012, net cash provided by operating activities totaled $4,643. The change in net cash relating to operating activities in 2013 as compared to 2012 is largely attributable to improved working capital management in collections, vendor management, and inventory as well as the implementation of a direct import program over the past year.

        For the twelve months ended December 31, 2013, net cash used in investing activities was approximately $4,322. For the twelve months ended December 31, 2012, net cash used in investing activities was $5,596. The decline in net cash used in investing activities was primarily attributable to improved capital investment management in 2013.

        For the twelve months ended December 31, 2013, net cash used in financing activities was approximately $15,787, reflecting a pay down of our credit facilities. For the twelve months ended December 31, 2012, net cash provided by financing activities was $2,925, primarily borrowings to fund operations.

        Based primarily on the above factors, net cash declined for the twelve month ending December 31, 2013 by $1,559, resulting in a cash balance of approximately $1,573 at December 31, 2013.

        The following table summarizes our significant contractual commitments at December 31, 2013:

	Payment Due by Period
Contractual Obligations	Total	2014	2015	2016	2017 and beyond
BofA Agreement	$34,778	—	—	—	$34,778
Term Loan	14,250	$1,500	$1,500	$1,500	9,750
Estimated future interest payments on BofA Agreement	3,385	812	812	813	948
Estimated future interest payments on Term Loan	5,217	1,519	1,350	1,181	1,167
Operating leases	5,792	1,921	1,955	1,383	533
Capital leases and other liabilities	1,593	850	559	182	2

Total contractual cash obligations	$65,015	$6,602	$6,176	$5,059	$47,178

        Estimated future interest payments on our line of credit were based upon the interest rates in effect at December 31, 2013.

Credit Facilities

        On February 28, 2013, the Company and its subsidiary, Summer Infant (USA), Inc., entered into a new loan and security agreement (as amended, the "BofA Agreement") with Bank of America, N.A., as agent, the financial institutions party to the agreement from time to time as lenders, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sole lead arranger and sole book runner. The BofA Agreement replaced our prior credit facility with Bank of America. We also entered into a term loan with Salus Capital Partners, which is described below under "Term Loan."

BofA Agreement

        The BofA Agreement provides for an $80,000, asset-based revolving credit facility, with a $10,000 letter of credit sub-line facility. The total borrowing capacity is based on a borrowing base, which is defined as 85% of eligible receivables plus the lesser of (i) 70% of the value of eligible inventory or (ii) 85% of the net orderly liquidation value of eligible inventory and less reserves. Total borrowing capacity under the BofA Agreement at December 31, 2013 was $47,620 and borrowing availability was $12,842.

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

        Loans under the BofA Agreement bear interest, at our option, at a base rate or at LIBOR, plus applicable margins based on average quarterly availability under the BofA Agreement and ranging between 1.75% and 2.25% on LIBOR borrowings and 0.25% and 0.75% on base rate borrowings. Interest payments are due monthly, payable in arrears. We are also required to pay an annual non-use fee of 0.375% of the unused amounts under the BofA Agreement, as well as other customary fees as are set forth in the BofA Agreement. As of December 31, 2013 the base rate on loans was 3.75% and the LIBOR rate was 2.25%.

        Under the BofA Agreement, we are required to comply with certain financial covenants. Prior to an amendment in November 2013 to the BofA Agreement described below, we were required (i) for the first year of the loan, to maintain and earn a specified minimum, monthly consolidated EBITDA amount, with such specified amounts increasing over the first year of the loan to a minimum consolidated EBITDA of $12,000 at February 28, 2014, and (ii) beginning with the fiscal quarter ending March 31, 2014, to maintain a fixed charge coverage ratio of at least 1.0 to 1.0 for each period of four fiscal quarters most recently ended. For purposes of the financial covenants, consolidated EBITDA is defined as net income before interest, taxes, depreciation and amortization, plus certain customary expenses, fees and non-cash charges and minus certain customary non-cash items increasing net income.

        On November 8, 2013, we entered into an amendment (the "BofA Amendment") to the BofA Agreement. The BofA Amendment amended the financial covenants in the BofA Agreement to provide that (i) we are no longer required to comply with the minimum EBITDA covenants for any period ending after September 30, 2013 and (ii) we maintain a trailing 12-month fixed charge coverage ratio of at least 1.0 to 1.0, tested on a monthly basis, from and after September 30, 2013.

        The BofA Agreement contains customary affirmative and negative covenants. Among other restrictions, we are restricted in our ability to incur additional debt, make acquisitions or investments,

dispose of assets, or make distributions unless in each case certain conditions are satisfied. The BofA Agreement also contains customary events of default, including a cross default with the term loan, the occurrence of a material adverse event and the occurrence or a change of control. In the event of a default, all of the obligations of the Company and its subsidiaries under the BofA Agreement may be declared immediately due and payable. For certain events of default relating to insolvency and receivership, all outstanding obligations would become due and payable.

        Total borrowing capacity under the BofA Agreement at December 31, 2013 was $47,620 and borrowing availability was $12,842.

Prior Bank of America Loan Agreement

        The BofA Agreement entered into in February 2013 replaced our prior secured credit facility with Bank of America, N.A., as Administrative Agent, as set forth in the Amended and Restated Loan Agreement, dated August 2, 2010, as amended through November 7, 2012 (as amended, the "Prior Loan Agreement"). The Prior Loan Agreement provided for an $80,000 working capital revolving credit facility. The amounts outstanding under the Prior Loan Agreement was paid in full on February 28, 2013.

        We had also entered into various interest rate swap agreements in the past which effectively fixed the interest rates on a portion of the outstanding debt, of which, the last agreement matured on June 7, 2012. In addition, the credit facility had an unused line fee based on the unused amount of the credit facility equal to 25 basis points.

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

Term Loan

        On February 28, 2013 the Company and its subsidiary, Summer Infant (USA), Inc., as borrowers, entered into a term-loan agreement (the "Term Loan Agreement") with Salus Capital Partners, LLC, as administrative agent and collateral agent, and each lender from time to time a party to the Term Loan Agreement providing for a $15,000 term-loan (the "Term Loan").

        Proceeds from the Term Loan were used to repay certain existing debt, and were also used to finance the acquisition of working capital assets in the ordinary course of business, capital expenditures, and for other general corporate purposes. The Term Loan is secured by certain assets of the Company, including a first priority lien on intellectual property, plant, property and equipment, and a pledge of 65% of the ownership interests in certain subsidiaries of the Company. The Term Loan matures on February 28, 2018. In addition, Summer Infant Canada Limited and Summer Infant Europe Limited, subsidiaries of the Company, are guarantors under the Term Loan Agreement.

        The principal of the Term Loan is being repaid, on a quarterly basis, in installments of $375, commencing with the quarter ending September 30, 2013, until paid in full on termination. The Term Loan bears interest at an annual rate equal to LIBOR, plus 10%, with a LIBOR floor of 1.25%. Interest payments are due monthly, in arrears. As of December 31, 2013 the interest rate on the Term Loan was 11.25%.

        The Term Loan Agreement contains customary affirmative and negative covenants substantially the same as the BofA Agreement described above. In addition, prior to the amendment in November 2013 described below, we were required to (i) meet the same minimum, monthly consolidated EBITDA as set forth in the BofA Agreement and (ii) initially maintain a monthly senior leverage ratio of 1:1. For periods after February 28, 2014, the senior leverage ratio will be based on an annual business plan to be approved by the Company's Board of Directors and will be tested monthly on a trailing twelve month basis. For purposes of the financial covenants in the Term Loan Agreement, the senior leverage ratio is the ratio of (1) all amounts outstanding under the Term Loan Agreement and the BofA Agreement to (2) consolidated EBITDA for the twelve-month period ending as of the last day of the most recently ended fiscal month. The Term Loan Agreement also contains events of default, including a cross default with the BofA agreement, the occurrence of a material adverse event, the occurrence of a change of control, and the recall of products having a value of $2,000 or more. In the event of a default, all of the obligations of the Company and its subsidiaries under the Term Loan Agreement may be declared immediately due and payable. For certain events of default relating to insolvency and receivership, all outstanding obligations would become due and payable.

        On November 8, 2013, we entered into an amendment (the "Term Loan Amendment") to the Term Loan Agreement. The Term Loan Amendment amended the financial covenants in the Term Loan Agreement to provide that (i) we are no longer required to comply with the minimum EBITDA covenants for any period ending after September 30, 2013, (ii) we maintain a trailing 12-month fixed charge coverage ratio of at least 1.0 to1.0, tested on a monthly basis, from and after September 30, 2013, and (iii) commencing February 28, 2014, we maintain a trailing 12-month senior leverage ratio, tested on a monthly basis of (a) no more than 6.0 to 1.0 for the periods ending on or before June 30, 2014, (b) no more than 5.5 to 1.0 for periods ending July 1, 2014 through September 30, 2014, and (c) no more than 5.0 to 1.0 for periods following September 30, 2014.

        The amount outstanding on the Term Loan at December 31, 2013 was $14,250.

        We were in compliance with the financial covenants under the BofA Agreement and the Term Loan at December 31, 2013.

        We believe that our cash on hand and banking facilities are sufficient to fund our cash requirements for at least the next twelve months. However, if we are unable to meet our current financial forecast and cannot raise additional funds or adjust our operations accordingly, we may not remain in compliance with our fixed charge coverage ratio or senior debt leverage ratio. Unforeseen circumstances, such as softness in the retail industry or deterioration in the business of a significant customer could create a situation where we cannot access all of the available lines of credit due to not having sufficient assets or fixed charge coverage ratio as required under our loan agreements. There is no assurance that we will meet all of our financial or other covenants in the future, or that our lenders will grant waivers if there are covenant violations. In addition, should we need to raise additional funds through additional debt or equity financings, any sale of additional debt or equity securities may cause dilution to existing stockholders. If sufficient funds are not available or are not available on acceptable terms, our ability to address any unexpected changes in our operations could be limited. Furthermore, there can be no assurance that we will be able to raise such funds if and when they are required. Failure to obtain future funding when needed or on acceptable terms could materially adversely affect our results of operations.

Off-Balance Sheet Arrangements

        We did not have any off-balance sheet arrangements during either of the years ended December 31, 2013 and 2012.

Recently Issued Accounting Pronouncements

        In July 2013, the FASB issued an amendment to the accounting guidance related to the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. The guidance requires an unrecognized tax benefit to be presented as a decrease in a deferred tax asset where a net operating loss, a similar tax loss, or a tax credit carryforward exists and certain criteria are met. This guidance is effective prospectively for annual and interim reporting periods beginning after December 15, 2013. The Company is in compliance with this guidance in its consolidated financial statements.

        Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Special Note Regarding Forward Looking Statements

        This report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements concern management's current assumptions, estimates, beliefs, plans, strategies and expectations and anticipated events or trends and similar expressions concerning matters that are not historical facts. Such forward-looking information may be identified by terms such as "expect," "anticipate," "believe," "outlook," "may," "estimate," "should," "predict" and similar terms or variations thereof, and includes statements regarding the expected effectiveness of our strategy to promote future growth and profitability, the strength of our customer and supplier relationships, our ability to expand internationally, the expected impact of cost reduction activities on our business, and expected trends and product offerings in 2014. These statements are based on a series of expectations, assumptions, estimates and projections about the Company, are not guarantees of future results or performance, and involve significant risks, uncertainties and other factors, including assumptions and projections, for all forward periods. Actual results of the Company may differ materially from any future results expressed or implied by such forward-looking statements. Such factors include, among others, the following:

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

        The foregoing list of important factors does not include all such factors, nor necessarily present them in order of importance. In addition, please refer to the "Risk Factors" section of this report for additional information regarding factors that could affect the Company's results of operations, financial condition and liquidity.

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

        None.

Item 9A.    Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures

        As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2013. Our principal executive officer and principal financial officer have concluded, based on their evaluation, that as of the end of the period covered by this report, our disclosure controls and procedures were effective as of December 31, 2013.

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

        The Company's management has used the criteria established in the 1992 "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO Framework") to evaluate the effectiveness of the Company's internal control over financial reporting. Management has selected the COSO Framework for its evaluation as it is a control framework recognized by the SEC and the Public Company Accounting Oversight Board, that is free from bias, permits reasonably consistent qualitative and quantitative measurement of the Company's internal controls, is sufficiently complete so that relevant controls are not omitted, and is relevant to an evaluation of internal controls over financial reporting.

        Management of the Company conducted an evaluation of the effectiveness, as of December 31, 2013, of the Company's internal control over financial reporting and based on its evaluation under the COSO Framework, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2013.

(c)
Changes in Internal Control Over Financial Reporting

        There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        Not applicable.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information related to directors and director nominees of the Company is set forth in our definitive Proxy Statement to be filed with the SEC in connection with our 2014 Annual Meeting of Stockholders (the "2014 Proxy Statement") and is incorporated herein by reference.

        The information relating to the Company's executive officers and Section 16(a) beneficial ownership reporting compliance that appears in the 2014 Proxy Statement is also incorporated herein by reference.

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

        The information regarding the Company's Audit Committee and its designated audit committee financial experts is set forth in the 2014 Proxy Statement and such information is incorporated herein by reference.

        The information concerning procedures by which stockholders may recommend director nominees is set forth in the 2014 Proxy Statement and such information is incorporated herein by reference.

Item 11.    Executive Compensation

        The information relating to executive compensation and the Company's policies and practices is set forth in the 2014 Proxy Statement and such information is incorporated herein by reference, provided that the information under the caption "Compensation Committee Report" shall be deemed "furnished" and shall not be deemed "filed" with this report, not deemed incorporated by reference into any filing under the Securities Act of 1933 except only as may be expressly set forth in any such filing by specific reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information relating to security ownership of management, certain beneficial owners, and the Company's equity plans is set forth in the 2014 Proxy Statement and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information relating to certain relationships and related party transactions and director independence is set forth in the 2014 Proxy Statement and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

        The information relating to the independent registered public accounting firm fees and services and the Company's pre-approval policies and procedures for audit and non-audit services provided by such accounting firm is set forth in the 2014 Proxy Statement and is incorporated herein by reference.

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

(b)
Exhibits

        The exhibits listed in the "Index to Exhibits" immediately preceding the exhibits are filed as part of this Annual Report.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 11th day of March 2014.

SUMMER INFANT, INC.
By:	/s/ CAROL BRAMSON Carol Bramson Chief Executive Officer (Principal Executive Officer)
By:	/s/ PAUL FRANCESE Paul Francese Chief Financial Officer (Principal Financial and Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ CAROL BRAMSON Carol Bramson	Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2014
/s/ PAUL FRANCESE Paul Francese	Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2014
/s/ DAN ALMAGOR Dan Almagor	Director	March 11, 2014
/s/ MAX BATZER Max Batzer	Director	March 11, 2014
/s/ MARTIN FOGELMAN Martin Fogelman	Director	March 11, 2014
/s/ JASON MACARI Jason Macari	Director	March 11, 2014
/s/ DERIAL SANDERS Derial Sanders	Director	March 11, 2014
/s/ ROBERT STEBENNE Robert Stebenne	Director	March 11, 2014
/s/ RICHARD WENZ Richard Wenz	Director	March 11, 2014

Summer Infant, Inc. And Subsidiaries
Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Summer Infant, Inc.

        We have audited the accompanying consolidated balance sheets of Summer Infant, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, cash flows, and stockholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Summer Infant, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP

McGladrey LLP
Boston, Massachusetts
March 11, 2014

Summer Infant, Inc. and Subsidiaries

Consolidated Balance Sheets

        Note that all amounts presented in the table below are in thousands of U.S. dollars, except share amounts and par value per share.

	December 31, 2013	December 31, 2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,573	$3,132
Trade receivables, net of allowance for doubtful accounts of $100 and $78 at December 31, 2013 and 2012, respectively	34,574	45,299
Inventory, net	38,378	49,823
Prepaids and other current assets	1,890	2,483
Deferred tax assets	832	1,185

TOTAL CURRENT ASSETS	77,247	101,922
Property and equipment, net	14,796	16,834
Other intangible assets, net	21,575	21,556
Other assets	1,749	8

TOTAL ASSETS	$115,367	$140,320

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$31,730	$37,138
Line of credit and current portion of long-term debt (including capital leases)	1,962	770

TOTAL CURRENT LIABILITIES	33,692	37,908
Long-term debt, less current portion	47,756	64,767
Other liabilities	3,289	3,498
Deferred tax liabilities	3,140	4,194

TOTAL LIABILITIES	87,877	110,367
STOCKHOLDERS' EQUITY
Preferred Stock, $0.0001 par value, 1,000,000 authorized, none issued or outstanding at December 31, 2013 and December 31, 2012	—	—
Common Stock $0.0001 par value, authorized, issued and outstanding of 49,000,000, 18,257,924, and 17,986,275 at December 31, 2013 and 49,000,000, 18,133,945 and 17,862,296 at December 31, 2012, respectively	2	2
Treasury Stock at cost (271,649 shares at December 31, 2013 and 2012)	(1,283)	(1,283)
Additional paid-in capital	73,715	72,790
Accumulated deficit	(44,167)	(41,352)
Accumulated other comprehensive loss	(777)	(204)

TOTAL STOCKHOLDERS' EQUITY	27,490	29,953

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$115,367	$140,320

See notes to consolidated financial statements

Summer Infant, Inc. and Subsidiaries

Consolidated Statements of Operations

        Note that all amounts presented in the table below are in thousands of U.S. dollars, except share and per share amounts.

	For the year ended
	December 31, 2013	December 31, 2012
Net sales	$208,173	$247,227
Cost of goods sold	143,166	167,455

Gross profit	65,007	79,772
General and administrative expenses	38,022	41,674
Selling expenses	20,839	29,009
Impairment of goodwill and intangible assets	—	69,796
Depreciation and amortization	6,280	7,566

Operating loss	(134)	(68,273)
Interest expense, net	(3,999)	(4,148)

Loss before provision for income taxes	(4,133)	(72,421)
Benefit for income taxes	(1,318)	(6,768)

NET LOSS	$(2,815)	$(65,653)

Net loss per share BASIC	$(0.16)	$(3.68)
Weighted average shares outstanding BASIC	17,929,734	17,861,169
Net loss per share DILUTED	$(0.16)	$(3.68)
Weighted average shares outstanding DILUTED	17,929,734	17,861,169

See notes to consolidated financial statements

Summer Infant, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

        Note that all amounts presented in the table below are in thousands of U.S. dollars.

	For the year ended
	December 31, 2013	December, 31 2012
Net loss	$(2,815)	$(65,653)
Other comprehensive (loss) income:
Cumulative changes in foreign currency translation adjustments	(573)	399

Comprehensive loss	$(3,388)	$(65,254)

See notes to consolidated financial statements

Summer Infant, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

        Note that all amounts presented in the table below are in thousands of U.S. dollars.

	For the year ended
	December 31, 2013	December 31, 2012
Cash flows from operating activities:
Net loss	$(2,815)	$(65,653)
Adjustments to reconcile net loss to net cash provided by operating activities:
Impairment of goodwill and intangible assets	—	69,796
Change in value of interest rate swap agreements	—	(88)
Depreciation and amortization	6,280	7,566
Stock-based compensation	893	888
Loss on asset disposal	70	—
Deferred income taxes	(715)	(8,218)
Changes in assets and liabilities, net of effects of acquisitions
Decrease in accounts receivable	10,682	2,319
Decrease in inventory	11,426	567
(Increase) decrease in prepaids and other current assets	604	1,644
(Increase) decrease in other assets	(1,744)	13
(Decrease) in accounts payable and accrued expenses	(5,620)	(3,681)

Net cash provided by operating activities	19,061	5,153

Cash flows from investing activities:
Acquisitions of property and equipment	(3,259)	(5,596)
Acquisitions of other intangible assets	(1,114)	(510)
Proceeds from sale of assets	138	—
Acquisitions, net of cash acquired	(87)	—

Net cash used in investing activities	(4,322)	(6,106)

Cash flows from financing activities:
Net borrowings of debt	(15,819)	2,181
Issuance of common stock upon exercise of stock options	32	744

Net cash (used in) provided by financing activities	(15,787)	2,925

Effect of exchange rate changes on cash and cash equivalents	(511)	(55)

Net increase in cash and cash equivalents	(1,559)	1,917
Cash and cash equivalents at beginning of year	3,132	1,215

Cash and cash equivalents at end of year	$1,573	$3,132

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$3,428	$3,604

Cash paid during the year for income taxes	$96	$980

Non cash investing and financing activities:
Capital lease obligations incurred	—	1,507

See notes to consolidated financial statements

Consolidated Statements of Stockholders' Equity

For the Years Ended December 31, 2013 and 2012

        Note that all amounts presented in the table below are in thousands of U.S. dollars, except per share data.

	Commons Stock
			Additional Paid in Capital	Treasury Stock	Retained Earnings	Accumulated Comprehensive Income (Loss)	Total Equity
	Shares	Amount
Balance at December 31, 2011	17,576,533	$2	$71,158	$(956)	$24,301	$(603)	$93,902

Return of common stock—Born Free net asset adjustment	(130,515)			(327)			(327)
Issuance of common stock upon vesting of restricted shares	223,000
Issuance of common stock upon exercise of stock options	193,278	—	744				744
Stock-based compensation			888				888
Net loss for the year					(65,653)		(65,653)
Foreign currency translation adjustment						399	399

Balance at December 31, 2012	17,862,296	$2	$72,790	$(1,283)	$(41,352)	$(204)	$29,953

Issuance of common stock upon vesting of restricted shares	111,479
Issuance of common stock upon exercise of stock options	12,500	—	32				32
Stock-based compensation			893				893
Net loss for the year					(2,815)		(2,815)
Foreign currency translation adjustment						(573)	(573)

Balance at December 31, 2013	17,986,275	$2	$73,715	$(1,283)	$(44,167)	$(777)	$27,490

See notes to consolidated financial statements

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

        The Company is a global designer, marketer, and distributor of branded juvenile health, safety and wellness products which are sold principally to large North American and European retailers. The Company currently markets its products in several product categories such as monitoring, safety, nursery, baby gear, feeding products, and furniture. Most products are sold under our core brand names of Summer® and Born Free®. The Company has also marketed certain products under licenses with Carter's®, Disney®, and Garanimals®. Anchor products in these categories include nursery audio/video monitors, safety gates, bath tubs and bathers, durable bath products, bed rails, nursery products, swaddling blankets, baby bottles, warming/sterilization systems, booster and potty seats, bouncers, travel accessories, high chairs, swings, feeding products, car seats, strollers, and nursery furniture. Over the years, the Company has completed several acquisitions and added products such as cribs, swaddling, and feeding to its product categories.

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

        All dollar amounts included in the Notes to Consolidated Financial Statements are in thousands of U.S. dollars except share and per share amounts. Certain items in prior year financials were reclassified to conform to current year presentation.

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

Inventory Valuation

        Inventory is comprised of finished goods and is stated at the lower of cost using the first-in, first-out (FIFO) method, or market (net realizable value). The Company regularly reviews slow-moving and excess inventories, and writes down inventories to net realizable value if the ultimate expected net proceeds from the disposals of excess inventory are less than the carrying cost of the merchandise.

Property and Equipment

        Property and equipment are recorded at cost. The Company owns the tools and molds used in the production of its products by third party manufacturers. Capitalized mold costs include costs incurred for the pre-production design and development of the molds.

        Depreciation is provided over the estimated useful lives of the respective assets using either straight-line or accelerated methods.

Impairment of Long-Lived Assets with Finite Lives

        The Company reviews long-lived assets with finite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. An asset is considered to be impaired when its carrying amount exceeds both the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition and the assets' fair value. Long-lived assets include property and equipment and finite-lived intangible assets. The amount of impairment loss, if any, is charged by the Company to current operations. For each of the years ended December 31, 2013 and 2012, no such impairment existed.

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

        The Company tests goodwill for impairment using a two-step process. In the first step, the Company compares the fair value of its single reporting unit with its carrying amount including goodwill. If the fair value of the single reporting unit exceeds its carrying value, the goodwill is considered not impaired, thus rendering unnecessary the second step in impairment testing. If the fair value of the single reporting unit is less than the carrying value, a second step is performed in which the implied fair value of the reporting unit's goodwill is compared to the carrying value of the goodwill. The implied fair value of the goodwill is determined based on the difference between the fair value of the single reporting unit and the net fair value of the identifiable assets and liabilities of the single reporting unit. If the implied fair value of the goodwill is less than the carrying value, the difference is recognized as an impairment charge. The Company had no goodwill in fiscal 2013 and determined that no impairment existed on its indefinite-lived intangible assets for the year ended December 31, 2013. See Note 3 for discussion of the 2012 impairment charge.

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

        The Company has used derivatives to fix interest rates. As a matter of policy, the Company does not use derivatives for speculative purposes. There were no interest rate swap agreements outstanding at December 31, 2013 and at December 31, 2012.

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The Company's financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable, accrued expenses, and short and long-term borrowings. Because of their short maturity, the carrying amounts of cash and cash equivalents, accounts and notes receivable, accounts payable, accrued expenses and short-term borrowings approximate fair value. The carrying value of long-term borrowings approximates fair value, which is based on quoted market prices or on rates available to the Company for debt with similar terms and maturities.

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

        Previously, the Company adopted the provisions of a new standard which provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a "more-likely-than-not" recognition threshold at the effective date to be recognized upon adoption and in subsequent periods. Upon the adoption, and at December 31, 2013 and 2012, the Company did not have any uncertain tax positions. No interest and penalties related to uncertain tax positions were accrued at December 31, 2013 and 2012.

        The Company's federal tax return for the year ended December 31, 2009 was audited in 2012 by the Internal Revenue Service and all taxes and interest have been paid. Any tax penalties or interest is recorded as a general and administrative cost in operations. The Company expects no material changes to unrecognized tax positions within the next twelve months.

Translation of Foreign Currencies

        The assets and liabilities of the Company's European, Canadian, Israeli, and Asian operations have been translated into U.S. dollars at year-end exchange rates and the income and expense accounts of these affiliates have been translated at average rates prevailing during each respective year. Resulting translation adjustments are made to a separate component of stockholders' equity within accumulated other comprehensive income (loss). Foreign exchange transaction gains and losses are included in the statements of operations.

Shipping Costs

        Shipping costs to customers are included in selling expenses and amounted to approximately $1,521 and $2,251 for the years ended December 31, 2013 and 2012, respectively.

Advertising Costs

        The Company charges advertising costs to selling, general and administration expense as incurred. Advertising expense, which consists primarily of promotional and cooperative advertising allowances provided to customers, was approximately $16,791 and $22,558 for the years ended December 31, 2013 and 2012, respectively.

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

        Diluted earnings per share for the Company is computed by dividing net income (loss) by the sum of: the weighted-average number of shares of common stock outstanding during the period; the dilutive impact (using the "treasury stock" method) of "in the money" stock options; and unvested restricted shares issued to employees. Options to purchase 446,000 and 654,421 shares of the Company's common stock and 268,361 and 183,742 of restricted shares were not included in the calculation, due to the fact that these instruments were anti-dilutive for the years ended December 31, 2013 and 2012, respectively.

New Accounting Pronouncements

        In July 2013, the FASB issued an amendment to the accounting guidance related to the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. The guidance requires an unrecognized tax benefit to be presented as a decrease in a deferred tax asset where a net operating loss, a similar tax loss, or a tax credit carryforward exists and certain criteria are met. This guidance is effective prospectively for annual and interim reporting periods beginning after December 15, 2013. The Company is in compliance with the adoption of this guidance in its consolidated financial statements.

        Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

2. PROPERTY AND EQUIPMENT

        Property and equipment, at cost, consist of the following:

	December 31,
			Depreciation/ Amortization Period
	2013	2012
Computer-related	$5,672	$5,388	5 years
Tools, dies prototypes, and molds	26,372	24,722	1 - 5 years
Building	4,156	4,156	30 years
Other	5,584	4,493	various

	41,784	38,759
Less accumulated depreciation	26,988	21,925

Property and Equipment, net	$14,796	$16,834

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. PROPERTY AND EQUIPMENT (Continued)

        Property and equipment includes amounts acquired under capital leases of approximately $2,420 and $3,508 at December 31, 2013 and 2012, respectively, with related accumulated depreciation of approximately $605 and $370, respectively. Total depreciation expense was $5,145 and $6,456 for the years ended December 31, 2013 and 2012, respectively.

3. GOODWILL AND INTANGIBLE ASSETS

Goodwill

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

        As a result of its analysis and the valuation study discussed above, management determined the implied fair value of goodwill was zero and the Company recorded a non-cash goodwill impairment charge of $61,908 in 2012. There was no such charge in 2013.

Intangible assets

  As a result of its analysis and the valuation study discussed previously, prior to testing goodwill for impairment, management determined that the estimated fair value of an indefinite lived intangible for a brand name (based on the relief from royalty method of the income approach) was lower than carrying value and recorded a write-down as summarized below. There was no such charge in 2013.

  In addition, the Company concluded that certain customer relationship intangible assets valued at $2,346 should be changed from an indefinite-lived intangible asset to a finite-lived intangible asset at the end of the third quarter of 2012, on a prospective basis. In accordance with ASC

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. GOODWILL AND INTANGIBLE ASSETS (Continued)

  Topic 350-30-35-17, the Company undertook an intangible asset impairment analysis prior to the reclassification and determined that the fair value of the assets exceeded their carrying value. The customer relationship assets were added in 2008 and 2009 from past acquisitions. As part of this reclassification, the assets were assigned a 20 year estimated useful life and are amortized over a straight-line basis as there was no discernable pattern in which the economic benefits of the intangible asset could be consumed. Amortization began in the fourth quarter of 2012 and is included in the table below.

  Intangible assets consist of the following:

	December 31,
	2013	2012
Brand names	$14,812	$22,700
Impairment of brand name	—	(7,888)

Brand names—net	14,812	14,812
Patents and licenses	3,378	2,221
Customer relationships	6,946	6,946
Other intangibles	1,882	1,882

	27,018	25,861
Less: Accumulated amortization	(5,443)	(4,305)

Intangible assets, net	$21,575	$21,556

        The amortization period for the majority of the intangible assets ranges from 5 to 20 years for those assets that have an estimated life; certain of the assets have indefinite lives (brand names). Total of intangibles not subject to amortization amounted to $12,308 for the years ended December 31, 2013 and 2012, respectively.

        Amortization expense amounted to $1,135 and $1,110 for the years ended December 31, 2013 and 2012, respectively. Estimated amortization expense for the next five years is as follows:

Year ending December 31,
2014	$1,084
2015	1,031
2016	1,031
2017	1,031
2018	983

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

        Accounts payable and accrued expenses consist of the following:

	December 31,
	2013	2012
Accounts payable	$15,420	$18,580
Customer advertising and allowances	4,834	3,691
Accrued purchases of inventory	8,321	10,739
Other (none in excess of 5% of current liabilities)	3,155	4,128

Total	$31,730	$37,138

5. DEBT

Credit Facilities

        On February 28, 2013, the Company and its subsidiary, Summer Infant (USA), Inc., entered into a new loan and security agreement (as amended, the "BofA Agreement") with Bank of America, N.A., as agent, the financial institutions party to the agreement from time to time as lenders, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sole lead arranger and sole book runner. The BofA Agreement replaced the Company's prior credit facility with Bank of America. The Company also entered into a term loan with Salus Capital Partners, which is described below under "Term Loan."

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

        The scheduled maturity date of loans under the BofA Agreement is February 28, 2018 (subject to customary early termination provisions). All obligations under the BofA Agreement are secured by substantially all the assets of the Company, subject to a first priority lien on certain assets held by the term-loan lender described below. In addition, Summer Infant Canada Limited and Summer Infant Europe Limited, subsidiaries of the Company, are guarantors under the BofA Agreement. Proceeds from the loans were used to satisfy existing debt, pay fees and transaction expenses associated with the closing of the BofA Agreement, pay obligations under the BofA Agreement, and were used to make payments on the Term Loan and for other general corporate purposes, including working capital.

        Loans under the BofA Agreement bear interest, at the Company's option, at a base rate or at LIBOR, plus applicable margins based on average quarterly availability under the BofA Agreement and ranging between 1.75% and 2.25% on LIBOR borrowings and 0.25% and 0.75% on base rate borrowings. Interest payments are due monthly, payable in arrears. The Company is also required to pay an annual non-use fee of 0.375% of the unused amounts under the BofA Agreement, as well as other customary fees as are set forth in the BofA Agreement. As of December 31, 2013 the base rate on loans was 3.75% and the LIBOR rate was 2.25%.

        Under the BofA Agreement, the Company is required to comply with certain financial covenants. Prior to an amendment in November 2013 described below, the Company was required, (i) for the first

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. DEBT (Continued)

year of the loan, to maintain and earn a specified minimum, monthly consolidated EBITDA amount, with such specified amounts increasing over the first year of the loan to a minimum consolidated EBITDA of $12,000 at February 28, 2014, and (ii) beginning with the fiscal quarter ending March 31, 2014, maintain a fixed charge coverage ratio of at least 1.0 to 1.0 for each period of four fiscal quarters most recently ended. For purposes of the financial covenants, consolidated EBITDA is defined as net income before interest, taxes, depreciation and amortization, plus certain customary expenses, fees and non-cash charges and minus certain customary non-cash items increasing net income.

        On November 8, 2013, the Company entered into an amendment (the "BofA Amendment") to the BofA Agreement described above. The BofA Amendment amended the financial covenants in the BofA Agreement to provide that (i) the Company is no longer required to comply with the minimum EBITDA covenants for any period ending after September 30, 2013 and (ii) the Company maintain a trailing 12-month fixed charge coverage ratio of at least 1.0 to 1.0, tested on a monthly basis, from and after September 30, 2013.

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

        Total borrowing capacity under the BofA Agreement at December 31, 2013 was $47,620 and borrowing availability was $12,842.

Prior Bank of America Loan Agreement

        The BofA Agreement entered into in February 2013 replaced the Company's prior secured credit facility with Bank of America, N.A., as Administrative Agent, as set forth in the Amended and Restated Loan Agreement, dated August 2, 2010, as amended through November 7, 2012 (as amended, the "Prior Loan Agreement"). The Prior Loan Agreement provided for an $80,000 working capital revolving credit facility. The amounts outstanding under the Prior Loan Agreement were paid in full on February 28, 2013.

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

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. DEBT (Continued)

Term Loan

        On February 28, 2013 the Company and its subsidiary, Summer Infant (USA), Inc., as borrowers, entered into a term-loan agreement (the "Term Loan Agreement") with Salus Capital Partners, LLC, as administrative agent and collateral agent, and each lender from time to time a party to the Term Loan Agreement providing for a $15,000 term-loan (the "Term Loan").

        Proceeds from the Term Loan were used to repay certain existing debt, and were also used to finance the acquisition of working capital assets in the ordinary course of business, capital expenditures, and for other general corporate purposes. The Term Loan is secured by certain assets of the Company, including a first priority lien on intellectual property, plant, property and equipment, and a pledge of 65% of the ownership interests in certain subsidiaries of the Company. The Term Loan matures on February 28, 2018. In addition, Summer Infant Canada Limited and Summer Infant Europe Limited, subsidiaries of the Company, are guarantors under the Term Loan Agreement.

        The principal of the Term Loan is being repaid, on a quarterly basis, in installments of $375, commencing with the quarter ending September 30, 2013, until paid in full on termination. The Term Loan bears interest at an annual rate equal to LIBOR, plus 10%, with a LIBOR floor of 1.25%. Interest payments are due monthly, in arrears. As of December 31, 2013 the interest rate on the Term Loan was 11.25%.

        The Term Loan Agreement contains customary affirmative and negative covenants substantially the same as the BofA Agreement described above. In addition, prior to the amendment in November 2013 described below, the Company was required to comply with certain financial covenants, including that the Company (i) meet the same minimum, monthly consolidated EBITDA as set forth in the BofA Agreement and (ii) initially maintain a monthly senior leverage ratio of 1:1. For periods after February 28, 2014, the senior leverage ratio will be based on an annual business plan to be approved by the Company's Board of Directors and will be tested monthly on a trailing twelve month basis. For purposes of the financial covenants in the Term Loan Agreement, the senior leverage ratio is the ratio of (1) all amounts outstanding under the Term Loan Agreement and the BofA Agreement to (2) consolidated EBITDA for the twelve-month period ending as of the last day of the most recently ended fiscal month. The Term Loan Agreement also contains events of default, including a cross default with the BofA agreement, the occurrence of a material adverse event, the occurrence of a change of control, and the recall of products having a value of $2,000 or more. In the event of a default, all of the obligations of the Company and its subsidiaries under the Term Loan Agreement may be declared immediately due and payable. For certain events of default relating to insolvency and receivership, all outstanding obligations would become due and payable.

        On November 8, 2013, the Company entered into an amendment (the "Term Loan Amendment") to the Term Loan Agreement described above. The Term Loan Amendment amended the financial covenants in the Term Loan Agreement to provide that (i) the Company is no longer required to comply with the minimum EBITDA covenants for any period ending after September 30, 2013, (ii) the Company maintain a trailing 12-month fixed charge coverage ratio of at least 1.0 to1.0, tested on a monthly basis, from and after September 30, 2013, and (iii) commencing February 28, 2014, the Company maintain a trailing 12-month senior leverage ratio, tested on a monthly basis of (a) no more than 6.0 to 1.0 for the periods ending on or before June 30, 2014, (b) no more than 5.5 to 1.0 for periods ending July 1, 2014 through September 30, 2014, and (c) no more than 5.0 to 1.0 for periods following September 30, 2014.

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. DEBT (Continued)

        The amount outstanding on the Term Loan at December 31, 2013 was $14,250.

        The Company was in compliance with the financial covenants under the BofA Agreement and the Term Loan at December 31, 2013.

        Aggregate maturities of bank debt related to the BofA credit facility and Term Loan are as follows:

Year ending December 31:	2014	$1,500

	2015	$1,500

	2016	$1,500

	2017	$1,500

	2018	$43,028

	Total	$49,028

Sale-Leaseback

        On March 24, 2009 the Company entered into a definitive agreement with Faith Realty II, LLC, a Rhode Island limited liability company ("Faith Realty") (the members of which are Jason Macari, the former Chief Executive Officer of the Company and current director, and his spouse), pursuant to which Faith Realty purchased the corporate headquarters of the Company located at 1275 Park East Drive, Woonsocket, Rhode Island (the "Headquarters"), for $4,052 and subsequently leased the Headquarters back to Summer USA for an annual rent of $390 during the initial seven year term of the lease, payable monthly and in advance. The lease will expire on the seventh anniversary of its commencement unless an option period is exercised by Summer USA. At that time, Summer USA will have the opportunity to extend the lease for one additional period of five years. If Summer USA elects to extend the term of the lease for an additional five years, the annual rent for the first two years of the extension term shall be equal to $429 and for the final three years of the extension term shall be equal to $468. In addition, during the first six months of the last lease year of the initial term of the lease, Summer USA has the option to repurchase the Headquarters for $4,457 (110% of the initial sale price). With the majority of the proceeds of the sale of the Headquarters Summer USA paid off the construction loan relating to the Headquarters. Mr. Macari has given a personal guarantee to secure the Faith Realty debt on its mortgage; therefore, due to his continuing involvement in the building transaction and the Company's option to repurchase the building, the transaction has been recorded as a financing lease, with no gain recognition. At December 31, 2013, approximately $225 was included in accounts payable and accrued expenses, with the balance of approximately $3,290 included in other liabilities, in the accompanying consolidated balance sheet. This obligation is reduced each month (along with a charge to interest expense) as the rent payment is made to Faith Realty.

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

6. INCOME TAXES

        The benefit for income taxes is summarized as follows:

	2013	2012
Current:
Federal	$(15)	$633
Foreign	(599)	683
State and Local	(3)	79

Total Current	(617)	1,395
Deferred (primarily federal)	(701)	(8,163)

Total benefit	$(1,318)	$(6,768)

        The tax effects of temporary differences that comprise the deferred tax liabilities and assets are as follows:

	2013	2012
Assets (Liabilities)
Deferred tax asset—current:
Accounts receivable	$13	$15
Inventory and Unicap reserve	694	921
Foreign tax credit carry-forward and other	125	1,650
Foreign earnings not permanently reinvested (Canada & UK)	—	(1,401)

Net deferred tax asset-current	832	1,185

Deferred tax (liability) asset—non-current:
Research and development credit, foreign tax credit and net operating loss carry-forward	3,953	3,352
Intangible assets and other	(4,008)	(4,242)
Property, plant and equipment	(1,776)	(2,627)

Total deferred tax liability	(1,831)	(3,517)
Valuation allowance	(1,309)	(677)

Net deferred tax liability non-current:	(3,140)	(4,194)

Net deferred income tax liability	$(2,308)	$(3,009)

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. INCOME TAXES (Continued)

        The following reconciles the benefit for income taxes at the U.S. federal income tax statutory rate to the benefit in the consolidated financial statements:

	2013	2012
Tax benefit at statutory rate	$(1,405)	$(24,623)
State income taxes, net of U.S. federal income tax benefit	232	(556)
Stock options	121	136
Foreign dividend	—	321
Goodwill and other intangible asset impairment	—	17,612
Valuation allowance of state R&D credits	110	1
Foreign tax rate differential	(184)	45
Tax credits	(150)	9
Tax rate changes	—	160
Non-deductible expenses	16	21
Other	(58)	106

Total benefit	$(1,318)	$(6,768)

        The Company had undistributed earnings from certain foreign subsidiaries (Summer Infant Asia, Summer Infant Australia, and Born Free Holdings, Ltd) of approximately $12,816 at December 31, 2013 which is all considered to be permanently reinvested due to the Company's plans to reinvest such earnings for future expansion in certain foreign jurisdictions. Earnings and Profits from Summer Infant Europe and Summer Infant Canada are not considered to be permanently reinvested due to the bank refinancing as discussed in Note 5—Debt. The cumulative effect in 2013 was $373 and will affect future years based on earnings. The amount of taxes attributable to the permanently reinvested undistributed earnings is not practicably determinable.

        As of December 31, 2013, the Company has approximately $259 of federal and state net operating loss carry forwards (or "NOLs") to offset future federal taxable income. The federal NOL will begin to expire in 2028 and the state NOL will begin to expire in 2016. The Company also has approximately $1,410, $12, $244 and $71 of NOLs in Canada, the United Kingdom, Australia, and France which can be carried forward indefinitely.

        Authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported, if based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all evidence, including the Company's past earnings history and future earnings forecast, management has determined that a valuation allowance in the amount of $1,310 relating to certain state tax credits is necessary at December 31, 2013.

        Upon the adoption, and at December 31, 2013 and 2012, the Company did not have any uncertain tax positions. No interest and penalties related to uncertain tax positions were accrued at December 31, 2013 and 2012. On a global basis, the open tax years subject to examination by major taxing jurisdictions in which the Company operates is between two to six years. The Company expects no material changes to unrecognized tax positions within the next twelve months.

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. SHARE BASED COMPENSATION

        The Company is authorized to issue up to 3,000,000 shares for equity awards under the 2006 Performance Equity Plan ("2006 Plan") and 500,000 shares for equity awards under the 2012 Incentive Compensation Plan ("2012 Plan").

        Under the 2006 Plan and 2012 Plan, awards may be granted to participants in the form of non-qualified stock options, incentive stock options, restricted stock, deferred stock, restricted stock units and other stock-based awards. Subject to the provisions of the plans, awards may be granted to employees, officers, directors, advisors and consultants who are deemed to have rendered or are able to render significant services to the Company or its subsidiaries and who are deemed to have contributed or to have the potential to contribute to the Company's success. The Company accounts for options under the fair value recognition standard. The application of this standard resulted in share-based compensation expense for the years ended December 31, 2013 and 2012 of $893 and $888, respectively. Stock based compensation expense is included in selling, general and administrative expenses. There were no share-based payment arrangements capitalized as part of the cost of an asset.

        The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. The Company uses the simplified method to estimate the expected term of the options, but used an estimate for grants of "plain vanilla" stock options based on a formula prescribed by the SEC. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Share- based compensation expense recognized in the consolidated financial statements in 2013 and 2012 is based on awards that are ultimately expected to vest.

        The following table summarizes the weighted average assumptions used for options granted during the year ended December 31, 2013 and 2012.

	2013	2012
Expected life (in years)	6.0	6.0
Risk-free interest rate	1.71%	1.71%
Volatility	55%	55%
Dividend yield	0%	0%
Forfeiture rate	10%	10%

        The weighted-average grant date fair value of options granted during the year ended December 31, 2013 was $1.69 per share which totals $588 for the 348,000 options granted during such period. During the year ended December 31, 2012, the weighted-average grant date fair value of options granted was $2.21 per share which totaled $482 for the 218,428 options granted during the year.

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. SHARE BASED COMPENSATION (Continued)

        A summary of the status of the Company's options as of December 31, 2013 and changes during the year then ended is presented below:

	Number Of Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	1,187,493	$4.11
Granted	348,000	$3.23
Exercised	(12,500)	$2.55
Canceled	(113,581)	$3.93

Outstanding at end of year	1,409,412	$3.92

Options exercisable at December 31, 2013	941,744	$3.85

        Outstanding stock options expected to vest as of December 31, 2013 is 1,347,000. The intrinsic value of options exercised totaled $3 and $490 for the years ended December 31, 2013 and 2012, respectively.

        The following table summarizes information about stock options at December 31, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Remaining Contractual Life	Weighted Average Exercise Price
$1.89 - $3.00	517,000	5.6	$2.20	463,500	5.3	$2.17
$3.01 - $4.00	273,000	9.4	$3.38	0	0	$0.00
$4.01 - $5.00	20,000	5.7	$4.33	20,000	5.7	$4.33
$5.01 - $6.00	490,862	4.9	$5.32	385,419	4.0	$5.27
$6.01 - $8.00	108,550	7.3	$7.00	72,825	7.2	$6.94

	1,409,412	6.2	$3.92	941,744	4.9	$3.85

        The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2013 and 2012 are $3 and $0, respectively.

	Number of Options	Weighted Average Excercise Price	Weighted Average Grant Date Fair Value
Non-Vested options at December 31, 2012	334,672	$5.17	$2.70
Options Granted	348,000	3.23	1.69
Options Vested	(90,863)	3.61	1.86
Options forfeited	(124,141)	5.11	2.65

Non-Vested options at December 31, 2013	467,668	$4.04	$2.13

        As of December 31, 2013, there was approximately $667 of unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.8 years.

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. SHARE BASED COMPENSATION (Continued)

        Restricted stock awards require no payment from the grantee. The related compensation cost of each award is calculated using the market price on the grant date and is expensed equally over the vesting period. A summary of restricted stock awards for the Company's stock incentive plan for the year ended December 31, 2013, is as follows:

	Number of Shares	Grant Date Fair Value
Non-Vested restricted stock awards as of December 31, 2012	186,127	$5.19
Granted	224,750	3.25
Vested	(111,484)	4.35
Forfeited	(31,032)	3.64

Non-Vested restricted stock awards as of December 31, 2013	268,361	$4.09

        As of December 31, 2013, there was approximately $742 of unrecognized compensation cost related to non-vested stock compensation arrangements granted under the Company's stock incentive plan for restricted stock awards. That cost is expected to be recognized over the next 2.6 years.

        As of December 31, 2013, there are 132,470 shares available to grant under the 2006 Plan and 469,500 shares available to grant under the 2012 Plan.

8. CAPITAL LEASE OBLIGATIONS

        The Company leases certain equipment under capital leases which expire over the next several years.

        The leases require monthly payments of principal and interest, imputed at interest rates ranging from 3% to 18% per annum.

        The capital lease liability balance of approximately $678 and $1,437 is included in debt on the consolidated balance sheets as of December 31, 2013 and 2012, respectively, (of which approximately $228 is included in long-term debt each year, and the balance is in current portion of long-term debt). The minimum future lease payments, including principal and interest, are approximately $715 and $1,574, respectively.

Future Minimum Lease Payments

	Total	2014	2015	2016	2017		2018 & Beyond
Capital Lease Payments	$715	$460	$168	$85	$2		$—
Interest	(37)	(28)	(7)	(2)	(	)	—

Principal	$678	$432	$161	$83	$2		$—

9. PROFIT SHARING PLAN

        Summer Infant (USA), Inc maintains a defined contribution salary deferral plan (the Plan) under Section 401(k) of the Internal Revenue Code. All employees who meet the Plan's eligibility requirements can participate. Employees may elect to make contributions up to 25% of their

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. PROFIT SHARING PLAN (Continued)

compensation. In 2007, the Company adopted a matching plan which was funded throughout the year. For the years ended December 31, 2013 and 2012, the Company recorded 401(k) matching expense of $226 and $196, respectively.

10. MAJOR CUSTOMERS

        Three customers generated more than 10% of sales for the year ended December 31, 2013, Toys R Us (31%), Walmart (19%), and Target (11%). Three customers generated more than 10% of sales for the year ended December 31, 2012, Toys R Us (36%), Walmart (19%), and Target (10%). Because of the concentration of our business with these customers and because we have no long term contracts with these customers, our success depends on our customers' willingness to purchase and provide shelf space for our products.

11. COMMITMENTS AND CONTINGENCIES

Royalty Commitments

        Summer Infant (USA), Inc has entered into various license agreements with third parties for the use of product designs, software licenses, and trade names for the products manufactured by the Company. These agreements have termination dates through December 2017. Royalty expense under these licensing agreements for the years ended December 31, 2013 and 2012 were approximately $1,847 and $3,831, respectively.

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

        Summer Infant Europe Limited leases office space under a non-cancelable operating lease agreement. This lease is for a five-year term through April 2017, and requires monthly payments of approximately $6. In addition, Summer Infant Europe Limited is required to pay its proportionate share of property taxes.

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

        During November 2013, Summer Infant Asia entered into a two year office lease which requires monthly payments of $9 through October 2015.

        Approximate future minimum rental payments due under these leases are as follows(a):

Year Ending
December 31, 2014	$1,910
December 31, 2015	1,952
December 31, 2016	1,382
December 31, 2017	360
December 31, 2018	172

Total	$5,776

(a)
Amounts exclude payments for Sales-Leaseback transaction as described in Note 5.

        Rent expense (excluding taxes, fees and other charges) for the years ended December 31, 2013 and 2012 totaled approximately $1,915 and $1,878, respectively.

Employment Contracts

        In accordance with United Kingdom and EU law, Summer Infant Europe Limited has employment contracts with all employees. In connection with these contracts, Summer Infant Europe Limited is required to fund the individual pension contributions of certain employees at varying rates from 5% to 10% of the employee' s annual salary, as part of their total compensation package. These pension contributions are expensed as incurred. There are no termination benefit provisions in these contracts.

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

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. GEOGRAPHICAL INFORMATION

        The Company sells products throughout the United States, Canada, and the United Kingdom, and various other parts of the world. The Company does not disclose product line revenues as it is not practicable for the Company to do so.

        The following is a table that presents net revenue by geographic area:

	December 31,
	2013	2012
United States	$174,253	$210,242
All Other	33,920	36,985

	$208,173	$247,227

        The following is a table that presents total assets by geographic area:

	2013	2012
United States	$94,033	$116,424
All Other	21,334	23,896

	$115,367	$140,320

        The following is a table that presents total long lived assets by geographic area:

	2013	2012
United States	$30,858	$31,462
All Other	7,263	6,936

	$38,121	$38,398

13. ACQUISITION OF BORN FREE HOLDINGS LTD.

        On March 24, 2011, the Company acquired all of the capital stock of Born Free Holdings Ltd. ("Born Free") pursuant to the terms and conditions of a Stock Purchase Agreement (the "Purchase Agreement") by and among the Company, its wholly owned subsidiary Summer Infant (USA), Inc., Born Free and the stockholders of Born Free. The aggregate consideration paid by the Company to the Born Free stockholders at closing was $24,607 (subject to adjustment), consisting of $14,000 in cash and approximately $10,607 in shares of the Company's common stock, or 1,510,989 shares based on a price per share of $7.02 (the closing price on the date of acquisition). In addition, the Born Free stockholders could receive earn-out payments upon achievement of certain financial targets over the twelve months subsequent to the acquisition up to a maximum amount of $13,000, of which up to $6,500 would be paid in shares of the Company's common stock (or 925,926 shares based on a price per share of $7.02). A portion of the shares issued at closing was, deposited in escrow for a period of 18 months as security for any breach of the representations, warranties and covenants of Born Free and the Born Free stockholders contained in the Purchase Agreement. On September 30, 2011 the Company received $1,000 in common stock from the Born Free escrow account due to a preliminary net asset adjustment as defined in the Purchase Agreement. This was accounted for on the balance

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. ACQUISITION OF BORN FREE HOLDINGS LTD. (Continued)

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

14. SUBSEQUENT EVENTS

        The Company has evaluated all events or transactions that occurred after December 31, 2013 through the date of this Annual Report. No subsequent event disclosures are required.

 Index to Exhibits

Exhibit No.		Description
2.1		Agreement and Plans of Reorganization, dated as of September 1, 2006, by and among KBL Healthcare Acquisition Corp. II, and its wholly owned subsidiary, SII Acquisition Corp., and Summer Infant, Inc., Summer Infant Europe, Limited, Summer Infant Asia, Ltd. and their respective stockholders (Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K filed on September 5, 2006, SEC File No. 000-51228)

2.2		Purchase and Sale Agreement, dated March 24, 2009, between Summer Infant (USA), Inc. and Faith Realty II, LLC (Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q/A filed on August 18, 2009)

2.3		Lease Agreement, dated March 24, 2009, between Summer Infant (USA), Inc. and Faith Realty II, LLC (Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q/A filed on August 18, 2009)

2.4		Agreement and Plan of Merger, dated as of April 18, 2008, by and among Summer (USA), Inc., Kiddo Acquisition Co. Inc., and Kiddopotamus & Company and certain of its stockholders (Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K filed on April 24, 2008, SEC File No. 001-33346)

2.5		Stock Purchase Agreement, dated as of March 24, 2011, by and among the Registrant, Summer infant (USA), Inc., Born Free Holdings Ltd., and each stockholder of Born Free Holdings Ltd. (Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K filed on March 28, 2011)

3.1		Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibits to the Registrant's Form 8-A filed on March 6, 2007, SEC File No. 001-33346)

3.2		Certificate of Amendment to Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K filed on June 7, 2010)

3.3		Amended and Restated Bylaws (Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K filed on March 13, 2013)

4.1		Specimen Common Stock Certificate (Incorporated by reference to Exhibits to the Registrant's Form 8-A filed on March 6, 2007, SEC File No. 001-33346)

10.1		Registration Rights Agreement by and among the Registrant, Jason Macari and Steven Gibree (Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K filed on September 5, 2006, SEC File No. 000-51228)

10.2	*	2006 Performance Equity Plan (Incorporated by reference to Appendix A to the Registrant's Definitive Proxy on Schedule 14A filed on April 29, 2008, SEC File No. 001-33346)

10.3	*	Employment Agreement by and between the Registrant and Jason Macari dated February 1, 2010 (Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K filed on February 4, 2010)

10.4		Amended and Restated Credit Agreement, dated August 2, 2010, among the Registrant, Summer Infant (USA), Inc., Kiddopotamus & Company, Bank of America, N.A., as administrative agent, swing lender, and L/C issuer, and RBS Citizens, National Association, as Collateral Agent, and other lenders thereto (Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q filed on August 9, 2010)

Exhibit No.	Description
10.5	First Amendment to Amended and Restated Credit Agreement, dated as of March 24, 2011, among the Registrant, Summer Infant (USA), Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender, and L/C Issuer, and RBS Citizens, National Association, as Collateral Agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Lead Arranger and Book Manager (Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K filed on March 28, 2011)

10.6	Second Amendment to Amended and Restated Credit Agreement, dated as of November 9, 2011, among the Registrant, Summer Infant (USA), Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender, and L/C Issuer, and RBS Citizens, National Association, as Collateral Agent (Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K filed on February 29, 2012)

10.7	Third Amendment to Amended and Restated Credit Agreement, dated as of May 11, 2012, among the Registrant, Summer Infant (USA), Inc., Bank of America, N.A., as Administrative Agent, and RBS Citizens, National Association, as Collateral Agent (Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q filed on May 14, 2012)

10.8	Fourth Amendment to Amended and Restated Credit Agreement, dated as of November 7, 2012, among the Registrant, Summer Infant (USA), Inc., Bank of America, N.A., as Administrative Agent, and RBS Citizens, National Association, as Collateral Agent (Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K filed on November 13, 2012)

10.9	Loan and Security Agreement, dated as of February 28, 2013, among the Registrant, Summer Infant (USA), Inc., the Guarantors from time to time a party thereto, the financial institutions part thereto from time to time as lenders, Bank of America, N.A., as Agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Sole Book Runner (Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K filed March 4, 2013)

10.10	Amendment No. 1, dated April 10, 2013, to Loan and Security Agreement dated as of February 28, 2013, among the Registrant and Summer Infant (USA), Inc. as Borrowers, Summer Infant Canada, Limited and Summer Infant Europe Limited, as Guarantors, and Bank of America, N.A., in its capacity as Lender and as Agent (Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q filed November 14, 2013)

10.11	Amendment No. 2, dated November 8, 2013, to Loan and Security Agreement dated as of February 28, 2013, among the Registrant and Summer Infant (USA), Inc., as Borrowers, Summer Infant Canada, Limited and Summer Infant Europe Limited, as Guarantors, the Lenders party to the Loan and Security Agreement, and Bank of America, N.A., in its capacity as Agent (Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q filed November 14, 2013)

10.12	Term Loan Agreement, dated as of February 28, 2013, among Summer Infant (USA), Inc., as lead borrower, the Registrant, the Guarantors named therein, Salus Capital Partners, LLC, as Administrative Agent and Collateral Agent, and the other lenders party thereto (Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K filed March 4, 2013)

10.13	Amendment No. 1, dated November 8, 2013, to Term Loan Agreement dated as of February 28, 2013, among the Registrant, and Summer Infant (USA), as Borrowers, Summer Infant Canada, Limited and Summer Infant Europe Limited, as Guarantors, the Lenders party of the Term Loan Agreement and Salus Capital Partners, LLC, as Agent (Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q filed November 14, 2013)

Exhibit No.		Description
10.14		Security Agreement, dated as of February 28, 2013, among Summer Infant, (USA), Inc., as lead borrower, the Registrant, the Guarantors named therein, and Salus Capital Partners, LLC, as Agent (Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K filed March 4, 2013)

10.15	*	Offer Letter and Change of Control Agreement between the Registrant and David S. Hemendinger (Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K filed on October 19, 2011)

10.16	*	Non-Qualified Stock Option Agreement between the Registrant and David S. Hemendinger (Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K filed on February 29, 2012)

10.17	*	Restricted Stock Award Agreement between the Registrant and David S. Hemendinger (Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K filed on February 29, 2012)

10.18	*	Offer Letter from the Registrant to Edmund J. Schwartz (Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K filed on March 8, 2012)

10.19	*	First Amendment to Offer Letter by and between the Registrant and Edmund J. Schwartz (Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K filed on May 8, 2012)

10.20	*	2012 Incentive Compensation Plan (Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K filed on June 18, 2012)

10.21	*	Offer Letter and Change of Control Agreement by and between the Registrant and Paul Francese (Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K filed on September 13, 2012)

10.22	*	Non-Qualified Stock Option Agreement between the Registrant and Paul Francese (Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q filed on November 14, 2012)

10.23	*	Restricted Stock Award Agreement between the Registrant and Paul Francese (Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q filed on November 14, 2012)

10.24	*	Offer Letter and Change of Control Agreement by and between the Registrant and Elizabeth Jackson (Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q filed May 14, 2013)

10.25	*	Form of Change of Control Agreement with Chief Financial Officer, Chief Operating Officer and other key employees (Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q filed November 14, 2013)

10.26	*	Separation Agreement and Release, dated as of January 15, 2014, by and between the Registrant and Jason Macari (Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K filed on January 17, 2014)

10.27	*	Employment Agreement, dated as of January 16, 2014, by and between Summer Infant, Inc. and Carol Bramson (Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K filed on January 17, 2014)

10.28	*	Summer Infant, Inc. Form of Indemnification Agreement (for officers and directors) (Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K filed on January 17, 2014)

Exhibit No.		Description
10.29	*	Offer Letter and Change of Control Agreement by and between the Registrant and Kenneth Price

21.1		List of Subsidiaries (Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K filed on March 13, 2013)

23.1		Consent of Independent Registered Public Accounting Firm

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		XBRL Taxonomy Extension Labels Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

*
Management contract or compensatory plan or arrangement.