Form 10-K/A
period 2013-12-31
Summer Infant, Inc.
filed 2014-04-29
CIK 1314772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 001-33346

SUMMER INFANT, INC.

Delaware	20-1994619
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

1275 Park East Drive, Woonsocket, Rhode Island	02895
(Address of principal executive offices)	(Zip Code)

(401) 671-6550

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Exchange on which registered
Common Stock, Par Value $0.0001	Nasdaq Capital Market

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates, based on the closing price of the registrant’s Common Stock as reported on the Nasdaq Capital Market on June 28, 2013, was $33.6 million. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

The number of shares issued and outstanding of the registrant’s common stock as of March 5, 2014 was 18,257,924 (excluding unvested restricted shares that have been issued to employees).

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, originally filed with the Securities and Exchange Commission on March 11, 2014 (the “Original Filing”). We are filing this Amendment to amend Part III of the Original Filing to include the information required by and not included in Part III of the Original Filing, as we do not intend to file a definitive proxy statement for an annual meeting of stockholders within 120 days of the end of our fiscal year ended December 31, 2013.  In addition, in connection with the filing of this Amendment and pursuant to the rules of the United States Securities and Exchange Commission, we are including with this Amendment new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.  Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications.

Except as described above, no other changes have been made to the Original Filing.  The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

As used in this Amendment, unless the context requires otherwise, “our company,” “Summer,” “our” and “we” means Summer Infant, Inc. and its consolidated subsidiaries.

PART III

Item 10.                                                  Directors, Executive Officers and Corporate Governance.

Executive Officers

Information concerning our current executive officers is set forth below.  All executive officers hold their positions for an indefinite term and serve at the pleasure of our Board of Directors.

Carol Bramson, 50, was appointed our President and Chief Executive Officer effective February 1, 2014. She has served as a director of our company since July 2012.  Prior to joining our company as CEO, Ms. Bramson was Managing Director of 212 Equity Management, LLC, a private investment firm that she founded in 2010. Ms. Bramson has over 20 years’ experience working with companies in a variety of industries. In 1988, she joined Essex Venture Partners (now Essex Woodlands Health Ventures), a venture capital firm with a focus on early stage investments in the health care industry, and eventually joined Banc One Equity Capital (formerly First Chicago Equity Capital) in 1992, where she became a partner with responsibility for all phases of the investment process.  In 2001, Ms. Bramson founded TBG Capital, LLC, a firm that provided equity capital and advisory services to companies to facilitate start-up, growth and acquisitions, a position she held until 2010. In addition to direct equity investments, Ms. Bramson has provided industry, financial, and strategic advisory services to several organizations in a variety of industries including consumer products.  Ms. Bramson holds a B.S. in Finance (with honors) from DePaul University and an MBA from The University of Chicago.

Paul Francese, 58, is our Chief Financial Officer. Prior to joining our company in September 2012, Mr. Francese was Chief Financial Officer of OCI Enterprises Inc., a holding company with operations in mining, chemical, and renewable energy, a company which he originally joined in December 2004. Prior to joining OCI Enterprises Inc., Mr. Francese served in various financial positions of increasing responsibility in a broad range of companies including General Electric, United Technologies, Litton Industries, Pitney Bowes, and Cannondale Bicycle Corporation. His responsibilities included areas in finance, accounting, treasury, Sarbanes Oxley compliance, and financial reporting and analysis. Mr. Francese holds a B.A. from Rutgers University, an MBA from the University of New Haven, and is a graduate of the General Electric Financial Management Program (FMP).

David S. Hemendinger, 54, is our Chief Operating Officer. Prior to joining our company in November 2011, Mr. Hemendinger was Chief Technology Officer at Lifespan, Inc., a not-for-profit, integrated, academic health system, a company which he originally joined in May 1996. Prior to joining Lifespan, Mr. Hemendinger served in various network information services, engineering systems and product design and manufacturing positions at a broad range of companies, including C.R. Bard Inc., Davol Inc., and CadWorks Inc. Mr. Hemendinger holds a B.S. from The State University College at Buffalo and a M.B.A. from Bryant University.

Kenneth Price, 51, is our President of Global Sales & Marketing.  Prior to joining our company in January 2014, Mr. Price co-founded S-K Victory LLC, where he launched its Fairy Tale High doll line at the 2013 New York International Toy Show. From 2001 to 2012, Price was Executive Vice President of Sales at Jakks Pacific, a leading designer and marketer of toys and consumer products that feature popular brands and children’s toy licenses. Prior to his tenure at Jakks, he was Co-Founder and Executive Vice President of Sales at Toy Max, Inc. Mr. Price earned a Master’s Degree in Business Administration, Marketing from Hofstra University and his Bachelor’s Degree in Business Administration and Management from SUNY Albany.

Directors

Our Board of Directors has currently set the number of directors at eight.  Under our certificate of incorporation, our Board of Directors is divided into three classes as nearly equal in number as possible, with each class of directors elected to serve three-year staggered terms.  At our company’s 2013 annual meeting of stockholders, our stockholders approved a declassification of our Board.  Beginning with our 2014 annual meeting of stockholders, directors whose term expires at such meeting will be elected for a one-year term.  Therefore, our Board will be fully declassified beginning with the 2016 annual meeting.  The names, ages, independent status, terms of office and biographical information for our current directors is set forth below.

Name	Age	Position Held	Term Expires at Annual Meeting Held for the Year

Dan Almagor	60	Chairman of the Board	2016
Max Batzer	70	Director	2014
Carol E. Bramson	50	Chief Executive Officer; Director	2016
Marty Fogelman	70	Director	2015
Jason P. Macari	52	Director; Former Chief Executive Officer	2016
Derial H. Sanders	71	Director	2014
Robert Stebenne	61	Director	2014
Richard Wenz	64	Director	2015

Mr. Almagor, a director since November 2009 and Chairman of our Board since January 2013, is a consultant and private investor. From 1999 to 2005, Mr. Almagor was the Chairman and Chief Executive Officer of ACG International, a $3 billion private equity fund and affiliate of Bank One, where he was involved in formulating deal terms for investments and in the sourcing of high quality investment opportunities. From 1996 to 1998, he was the Chairman and Chief Executive Officer for ID B.V. From 1993 to 1996, he was the President and Chief Executive Officer for Kushi Foods, a position he accepted after being Managing Partner and Director for American Consulting from 1989 to 1993. At American Consulting, he was responsible for business strategy and served as advisor to Fortune 1000 boards. From 2004 through 2012, Mr. Almagor served on the Board of Directors of JAKKS Pacific, Inc., a publicly traded multi-line, multi-brand toy company. Mr. Almagor has also authored, “Business Visions, A Practical Guide for Strategic Decisions and Shareholder Value Creation.” Mr. Almagor received a B.S. in mechanical and industrial engineering from SUNY. Mr. Almagor brings to our Board his experience in business strategy, an understanding of capital markets and investments, and past service on other boards of directors of public companies. As our non-executive Chairman, he acts as an advisor to our Chief Executive Officer and a liaison between our Board and management.

Mr. Batzer, a director since 2012, has been a Portfolio Manager at Wynnefield Capital, Inc. since 1999. Mr. Batzer has been a director at API Group, Plc since 2007 and serves as the chairman of the company’s nominations and governance committee, as well as a member of the company’s remuneration committee.  Until 2010, Mr. Batzer was a director of Cornell Companies and served on the company’s governance and nominating committee from 2007 and as chair of its transaction committee from its inception until the company was acquired by The Geo Group in 2010.  From 1981 until 1988, he was a director and an executive committee member of Simmons Airlines, Inc., a publicly traded regional airline, which was subsequently acquired by American Airlines.  From 1981 through 1991, Mr. Batzer was President of General Hide and Skin Corporation, a worldwide commodity trading organization, and was Chairman of the Board and Chief Executive Officer of Diagnostic Health Services from 1991 to 1998.  Mr. Batzer obtained a M.B.A. from the University of Arizona and a B.S. from the Wharton School at the University of Pennsylvania. Mr. Batzer was appointed a director of our company because of his relationship to Wynnefield Capital, Inc., a significant stockholder of our company, his business background and his past experience on other boards of directors.

Ms. Bramson, a director since 2012, is our Chief Executive Officer. She brings to our Board of Directors over 20 years of experience working with early stage and middle market companies in a variety of industries, and as our Chief Executive Officer, is a critical link between our Board of Directors and management.  Additional biographical information about Ms. Bramson is included above under “Executive Officers.”

Mr. Fogelman, a director since March 2007, is an independent consultant and private investor in the juvenile products industry. He was instrumental in the conception and development of the Babies R Us retail chain and served as senior vice president of both Toys R Us and Babies R Us, where he was employed from 1986 to May 2003. From May 2003 until March 2007, Mr. Fogelman was President of Baby Trend, Inc., a manufacturer of infant products. He is currently an investor and board member of KAS, Inc., a private company that manufactures organic household and healthcare products for children, and was formerly a director of Plum, Inc., a private company pioneering the manufacturing of organic baby food. Mr. Fogelman brings to our Board of Directors his extensive experience in our industry, including his experience in creating strategic growth at Toys R Us and Babies R Us, and his knowledge of our company and business operations.

Mr. Macari has served as a director of our company since March 2007, and formerly held the position of Chairman of the Board of Directors from 2008 until January 2013. He is our former Chief Executive Officer, a position which he held from March 2007 until January 2014. Prior to March 2007, Mr. Macari was Chief Executive Officer and founder of the predecessor company to Summer Infant, Inc., which he founded in 2001. Prior to 2001, Mr. Macari was vice president of product development and general manager of Safety 1st, Inc., a manufacturer of safety and juvenile products from August 1994 to June 2001. From May 1988 to August 1994, Mr. Macari managed the manufacturing engineering group of the Davol Division of CR Bard, a manufacturer of surgical products. As our former Chief Executive Officer, Mr. Macari brings to our Board of Directors an intimate knowledge of our company, as well as his depth of operating and senior management experience in our industry.

Mr. Sanders, a director since November 2009, is currently President of Precept Marketing Group Inc., a company which he founded in 2001. Prior to June 2001, Mr. Sanders was a long-time employee of Graco Children’s Products, Inc., where he most recently held the position of President and Chief Operating Officer. He was instrumental in the growth of Graco via strategic domestic sales initiatives, international expansion, and the addition of several key new product categories. Mr. Sanders also saw the company through several acquisitions, the last of which was by Rubbermaid, in 1996, and then Newell Rubbermaid in 1998. Mr. Sanders received a B.S. in marketing and commerce from Rider University. Mr. Sanders brings to our Board of Directors his extensive experience in our industry, including his depth of senior management and leadership experience at Graco, as well as his status as an independent director.

Mr. Stebenne, a director since March 2007, currently owns and manages Bob Stebenne Associates, a firm he founded in 2002 that provides consulting services in the areas of brand development, product development, and strategic planning. From February 1999 to July 2002, Mr. Stebenne was the president of new business development for Hasbro Industries, a provider of children’s and family leisure time products and services. From 1991 to February 1999, he was president of Hasbro’s FOB/LC division, where he created a U.S. marketing, sales, product development, finance and logistics group. From 1982 to 1991, he was president of Hasbro’s Playskool Baby division. Mr. Stebenne brings to our Board his extensive experience in our industry, including his depth of experience at Hasbro, his continued service as director of our company, and his status as an independent director.

Mr. Wenz, a director since March 2007, is a consultant and private investor. During 2002 and 2003, Mr. Wenz served as Chief Executive Officer of Jenny Craig International. From 2000 to 2003, Mr. Wenz was an operating partner/affiliate of DB Capital Partners, LLC, the private equity arm of Deutsche Bank A.G., and served on the boards of directors of a number of portfolio companies, including NewRoads, Inc., Nations Rent and Jenny Craig International. From 1997 to 2000, Mr. Wenz was President and Chief Operating Officer of Safety 1st, Inc., a manufacturer of safety and juvenile products. During 1995 and 1996, Mr. Wenz was the partner in charge of the Chicago office of The Lucas Group, a business strategy consulting firm. Prior to 1995, Mr. Wenz held senior executive positions including Executive Vice President of Wilson Sporting Goods Co., Chief Financial Officer of Electrolux Corporation and The Regina Company, and President of the Professional Golf Corporation. Mr. Wenz began his career in 1971 with Arthur Young & Company (predecessor of Ernst & Young) and left the firm as a partner in 1983. Mr. Wenz is a certified public accountant. Since July 2006, Mr. Wenz has served on the board of directors of Easton-Bell Sports, Inc., a publicly traded company that designs, develops and markets branded sports equipment, and is currently the chairman of its audit committee. Since June 2010, Mr. Wenz has served as a director of Armstrong World Industries, a publicly traded international manufacturer of flooring and ceiling products. He also serves as a director of Pet Supplies Plus, a pet retail chain, and is chairman of its audit and compensation committees. Mr. Wenz previously served as a director of Coach America, Inc., Radica Games (HK), Inc., Hunter Fan Company, Strategic Partners, Inc. and The First Years. Mr. Wenz brings to our Board substantial leadership and financial experience, his experience as a certified public accountant, as well as previous experience in the juvenile products industry at The First Years and Safety 1st, and past service on other public company boards of directors.

Corporate Governance

Audit Committee and Audit Committee Financial Expert

Our Board of Directors has designated a separately-designated standing Audit Committee established in accordance with section 3(a)(58)(A) of the Exchange Act. The Audit Committee currently consists of three members: Richard Wenz (Chairman), Dan Almagor, and Robert Stebenne.  Each member of the Audit Committee is an “independent” director under applicable SEC and Nasdaq Stock Market rules. Our Board of Directors has determined that Mr. Wenz qualifies as an “audit committee financial expert” within the meaning of SEC rules.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC reports of ownership and changes in ownership of our common stock and other equity securities. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely on our review of the copies of such reports furnished to us during the fiscal year ended December 31, 2013 and on written representations from our officers, directors and 10% stockholders known to us, we believe that each person who, at any time during fiscal year 2013, was a director, officer or beneficial owner of more than 10% of our common stock complied with all Section 16(a) requirements during 2013, except that Mr. Batzer, our director, filed a late Form 4 in connection with an annual equity award and Ms. Jackson, our former Chief Marketing Officer, filed a late Form 4 with respect to the forfeiture of a restricted stock award.

Process for Stockholder Nominations

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Nominations to our Board of Directors may be submitted to the committee by our stockholders in accordance with the process described in our amended and restated bylaws.  Stockholders who wish to recommend a candidate for election to our Board of Directors should send their letters to us at 1275 Park East Drive, Woonsocket, Rhode Island 02895, Attention: Secretary.  These letters will be promptly forwarded to the members of the Nominating/Governance Committee.

All stockholder recommendations for director candidates must be submitted to the company not less than 60 calendar days or more than 90 calendar days prior to the annual meeting at which the nominee is requested to be proposed.  Stockholders must follow certain procedures to recommend or propose candidates for election as directors described in our amended and restated bylaws and summarized below.

The notice must contain certain information about the stockholder making the recommendation or proposal of a candidate for election to the Board of Directors, as described in our amended and restated bylaws, including (i) the name and address of the stockholder and its affiliates making the recommendation and (ii) the number of shares of our common stock directly or indirectly beneficially owned by the stockholder, including any rights to acquire shares of our common stock.  The recommendation must contain the following information about the candidate being proposed for election to the Board of Directors as described in our amended and restated bylaws, including (i) the name and address of the candidate, (ii) the number of shares of our common stock directly or indirectly beneficially owned by the candidate, including any rights to acquire shares of our common stock and (iii) the information that would be required to be disclosed in a proxy statement in connection with the solicitation of proxies for election of directors in a contested election under Section 14 of the Exchange Act.  The candidate must also submit a written representation and agreement to the company that he or she is not party to any agreement with another person (other than our company) that, if elected, would obligate the candidate to act or vote on a certain issue or that provides for compensation or other reimbursement for service on the Board of Directors, and that if elected, the candidate would be in compliance with all applicable guidelines and policies of the company.

Item 11.  Executive Compensation.

Executive Summary

We are a designer, manufacturer and distributor of a range of juvenile health, safety and wellness products, and are part of an industry that is highly competitive and has many participants.  Our ability to compete effectively in our industry is dependent in part on our ability to attract, motivate and retain key management personnel and other qualified employees.  The Compensation Committee has approved a pay-for-performance compensation philosophy, which is intended over time to bring base salaries and total executive compensation in line with approximately the median (50th percentile) of the companies represented in our peer group.  Short-term incentive compensation, based on the achievement of specified goals and objectives, may be awarded in the form of a cash performance bonus.  We also provide incentive compensation in the form of equity awards to reward our executives for long-term company performance and to align their interests with the interests of our stockholders.  Total compensation may vary significantly from year-to-year based on total company and business unit performance.

Company Performance in 2013

In 2013, our company continued to focus on our strategy to improve top-line growth and profitability by focusing on developing and selling higher-margin products representing our own core brands.  We continued our cost reduction and restructuring efforts, and exited certain lower-margin licensing arrangements.  These actions, as well as slower than anticipated sales with a major retailer, resulted in lower revenues in 2013 as compared to 2012, as reflected in the following chart:

While we continued to improve inventory management, reduced our outstanding debt as compared to 2012 and reduced expenses in 2013, we unfortunately did not achieve all of our 2013 financial goals.  As a result, no incentives were paid under our annual short-term cash incentive plan for performance in 2013.

2013 Pay Decisions

Our pay decisions in 2013 were conservative in light of the current business environment as well as our financial performance.  Certain of our named executive officers, including our Chief Executive Officer, agreed to salary reductions in 2013 as part of our cost reduction initiatives.  Our equity awards granted in 2013 were generally at or below the market 25th percentile for similar companies.  These awards were granted to help retain key executive and employee talent during our company’s challenging times.

The following chart shows the mix of total direct compensation actually earned by our Chief Executive Officer for 2013, with fixed compensation reflecting base salary and variable compensation reflecting stock option and restricted stock awards.  No bonuses were paid for performance in 2013.

CEO 2013 Total Direct Compensation

Compensation Philosophy and Objectives

Our Board of Directors has appointed a Compensation Committee consisting of independent directors as required by applicable SEC and Nasdaq Stock Market rules.  The Compensation Committee is authorized to determine and approve, or make recommendations to our Board of Directors with respect to, the compensation of our Chief Executive Officer and our other executive officers and to grant or recommend the grant of stock-based compensation to our Chief Executive Officer and other executive officers.  The Compensation Committee also reviews our compensation policies and practices for all employees.

Our philosophy is to compensate our executives at levels that enable us to attract, motivate, and retain highly qualified executives.  As our business evolves, we seek to foster a performance-oriented culture, where individual performance is aligned with organizational objectives.  We will continue to establish an annual bonus program designed to reward individuals for performance based primarily on our financial results and their achievement of personal and corporate goals that contribute to our long-term goal of building stockholder value.  Grants of stock-based awards are intended to provide additional incentive to work to enhance long-term total return to stockholders and to align the interests of our executives with those of our stockholders.  Total compensation levels reflect the positions, responsibilities, tenure, individual experience and achievement of goals.  As a result of our performance-based philosophy, compensation levels may vary from year-to-year and among our various executive officers with fixed and variable pay components.

Compensation Components

Each year the Compensation Committee reviews the various components of executive compensation to determine an appropriate mix for each named executive officer, as described below.  In determining each component of an executive’s compensation, numerous factors are considered, including:

•                  the individual’s particular background and circumstances, including prior relevant work experience;

•                  the demand for individuals with the individual’s specific expertise and experience;

•                  the individual’s role with us and the compensation paid to similar positions determined through benchmark studies;

•                  the individual’s performance and contribution to the achievement of company goals and objectives;

•                  comparison to other executives within our company; and

•                  the overall financial performance of our company.

Our policy for allocating between short-term and long-term compensation is to ensure adequate annual cash compensation to attract and retain personnel, while providing incentives (in the form of equity awards) to maximize long-term value for our company and our stockholders. Accordingly, (i) we provide cash compensation in the form of base salary and annual incentive bonuses to meet competitive salary norms and reward good performance on an annual basis and (ii) we provide non-cash compensation in the form of stock-based awards to reward superior performance against long-term objectives.

Base Salary.  The Compensation Committee strives to provide that the named executive officers are paid a base salary that is competitive with salaries paid by comparable companies for similar work, based on each executive’s experience and performance.  As noted below in “Compensation Benchmarking,” we target cash compensation at or below market median levels to help attract and retain executive talent.  When setting executive pay, the Compensation Committee considers a combination of factors as outlined in the bulleted list above.

Following the end of each fiscal year, the Compensation Committee reviews executive officers’ base salaries, including the Chief Executive Officer’s salary, based on a review of performance, achievement of specific short-term goals and our company’s performance in the prior year.  The Compensation Committee also meets with the Chief Executive Officer to review his base salary recommendations for other named executive officers, including his performance evaluation of all such persons and the basis of his recommendations, including the scope of each person’s duties, oversight responsibilities and individual objectives and goals against results achieved for the applicable fiscal year.

Although our compensation philosophy targets the market median, we have been unable to provide salaries at this level due to company performance.  In 2013, base salaries for the CEO and other executives were below the market median.

Annual Incentive Bonus.  Our company generally uses short-term cash-based incentive compensation programs to recognize and reward executive officers and other employees who contribute meaningfully to an increase in stockholder value and profitability.  In general, the funding of the annual incentive bonus pool is dependent upon our company’s targeted earnings before interest, taxes, depreciation and amortization (before deducting incentive compensation).  Each named executive officer has the ability to receive up to 200% of his or her target bonus award opportunity based on our company and the individual achieving stretch (or superior) performance levels.  The percentage of the bonus actually paid to each named executive officer depends on the attainment of corporate financial targets and individual performance goals.

Long-Term Equity Incentive Awards.  The Compensation Committee believes that stock-based compensation ensures that our executive officers have a continuing stake in the long-term success of our company.  In general, long-term incentive awards are targeted between the 25th and 50th percentiles of the compensation peer group with appropriate adjustments for individual and company performance, though historically awards have generally been at or below the 25th percentile market level.  Long-term incentive awards have been in the form of stock options or restricted stock awards, or a combination of both types of awards.  Vesting for these awards extends over a four-year period, with 25% of the total number of shares subject to an award vesting each year beginning on the first anniversary of the date of grant.  If a named executive officer leaves our company prior to the completion of the applicable vesting schedule, the unvested portion of the option or stock grant is forfeited unless otherwise provided in his employment agreement or termination agreement.

In administering our long-term incentive compensation programs, we also consider our “burn rate,” which measures the potential future dilution to our stockholders as a result of long-term equity incentive awards granted each year.  In 2012, our Board of Directors committed to maintain an average annual burn rate over a three-year period that does not exceed 3.5% of our weighted shares of common stock outstanding with respect to the number of shares subject to awards granted over the three fiscal years 2012-2014.  For fiscal year 2013, our three-year average burn rate was 3.14% which is below our stated commitment.

Perquisites and Fringe Benefits.  We provide only certain executive fringe benefits.  Our executive officers receive health and welfare benefits, such as group medical, dental, life and long-term disability coverage, under plans generally available to all other employees. We believe that our executives should be able to provide for their retirement needs from the total annual compensation they earn based on our performance. Accordingly, other than an employer matching contribution under our Section 401(k) plan, which is the same that we provide all of our employees, we do not offer our executives any nonqualified pension plans, supplemental executive retirement plans, deferred compensation plans or other forms of compensation for retirement.  We may, however, provide for fringe benefits in individually negotiated executive employment agreements in order to attract and retain key executives who are essential to the long-term success of our company.

Role of the Compensation Committee and Management

The Compensation Committee of our Board of Directors currently determines the compensation of our Chief Executive Officer and our other executive officers.  Annually, our Compensation Committee evaluates the performance of our Chief Executive Officer and determines the compensation of our Chief Executive Officer in light of the goals and objectives of our compensation program for that year.  Our Compensation Committee annually assesses the performance of our other executive officers and considers recommendations from our Chief Executive Officer when determining the compensation of our other executive officers.  As discussed below, the Compensation Committee also considers input from other independent directors, our compensation consultant and benchmarking studies and surveys, but retains absolute discretion as to whether to adopt any recommendations as it deems appropriate.

At the request of our Compensation Committee, our Chief Executive Officer generally attends our Compensation Committee meetings, including meetings at which our compensation consultant is present.  This enables our Compensation Committee to review with our Chief Executive Officer the corporate and individual goals that our Chief Executive Officer regards as important to achieve our overall success.  Our Compensation Committee also requests our Chief Executive Officer to assess the performance versus goals for our other executive officers.  Although the participation of our Chief Executive Officer could influence performance targets and individual goals, including the targets and goals set for our Chief Executive Officer, our Compensation Committee ultimately makes all determinations regarding individual and corporate goals and targets.  Our Chief Executive Officer does not attend any portion of meetings at which his or her compensation is discussed.

Additionally, as part of ongoing efforts to drive outstanding operational and financial performance, the Compensation Committee will, in consultation with its independent compensation consultant, consider changes to our compensation programs as appropriate in response to input from stockholders through our annual Say on Pay vote and evolving factors such as the business environment and competition for talent.

The Compensation Committee has authority to retain (at our company’s expense) outside counsel, compensation consultants and other advisors to assist as needed.  The Compensation Committee considers input and recommendations from our outside compensation consultants in connection with its review of our company’s compensation programs and its annual review of the performance of the other executive officers.  The Compensation Committee has engaged the services of an independent compensation consultant, Pearl Meyer & Partners, LLC, or PM&P.  As further described below, PM&P has assisted the Compensation Committee from time to time with executive compensation matters.  The Compensation Committee retains PM&P directly, although in carrying out assignments PM&P also interacts with management when necessary and appropriate to obtain compensation and performance data.  As required under SEC rules, the Compensation Committee reviews the services of its compensation consultants to evaluate whether any conflicts of interest are raised, taking into consideration certain factors, including whether the consultant provides any other services to our company, the amount of fees our company pays to the consultant, whether there are any business or personal relationship with an executive officer of our company or with any committee member, and whether the consultant owns any stock of our company.  The Compensation Committee determined, based on its evaluation, that the work of PM&P has not created any conflict of interest.  On an annual basis, the Compensation Committee will continue to monitor the independence of its compensation consultants.

Role of the Compensation Consultant

The Compensation Committee retains PM&P to provide advice on various compensation matters and recommends compensation program designs, including market trends, peer group composition and compensation for our executive officers.  PM&P reports directly to the Compensation Committee, meets the independence requirements of applicable SEC rules and does not provide any other services to our company beyond those requested or approved by the Compensation Committee.  PM&P regularly attends meetings of the Compensation Committee, either in person or by telephone.  In 2013, PM&P assisted the Compensation Committee with the following:

•                  attended Compensation Committee meetings as requested;

•                  provided advice and analysis regarding non-executive director compensation generally;

•                  reviewed and provided comments on named executive officers’ compensation and the disclosure regarding executive compensation in the proxy statement for the 2013 annual meeting of stockholders; and

•                  provided analysis of market practices with respect to change of control agreements.

•                  Assisted the company in understanding its alignment of pay and performance.

•                  Provided help in establishing a new share request under the long-term incentive plan.

Compensation Benchmarking

In determining compensation levels, the Compensation Committee believes that it is important when making compensation-related decisions to be informed as to the practices of publicly-held companies of similar size, revenue and market focus.  As a result, the Compensation Committee relies on its independent compensation consultant to help define the appropriate competitive market using a combination of peer group companies and industry-specific compensation surveys.

In 2013, the Compensation Committee did not undertake a review of our company’s peer group used in making pay decisions regarding executive officer and director compensation, and therefore the peer group remained substantially the same as 2012 and consisted of:

Acme United Corporation	JAKKS Pacific, Inc.
A.T. Cross Company	Kid Brands, Inc.
Crown Crafts, Inc.	Physician Formula Holdings, Inc. (acquired by Markwins Int’l on
Delta Apparel, Inc.	12/12/2012)
Gaiam, Inc.	Rocky Brands, Inc.
iRobot Corporation	Zumiez, Inc.

Named Executive Officer Compensation in 2013

Our named executive officers for 2013 were Jason Macari, our Chief Executive Officer until January 31, 2014; Paul Francese, our Chief Financial Officer; David Hemendinger, our Chief Operating Officer; and Elizabeth Jackson, our former Chief Marketing Officer, who left the company in November 2013. Ms. Bramson, our current principal executive officer, is not included as a named executive officer as she was appointed our Chief Executive Officer in February 2014, after the end of our fiscal year.

Base Salaries.  As is our practice, we review base salaries for our executive officers each fiscal year.  In 2013, no increases were approved.  Messrs. Macari and Hemendinger each agreed to a 10% reduction in their base salary for a portion of 2013 as part of ongoing cost reduction initiatives undertaken in 2013.  Please see the Summary Compensation Table below for the actual amounts paid to our named executive officers in 2013.

Annual Incentive Bonus.  Our 2013 incentive bonus program was broad-based with executive officers and all other employees eligible to participate.  The funding of the 2013 annual incentive bonus cash pool is dependent upon the achievement of a certain level of profitability, namely our company’s pre-bonus EBITDA (earnings before interest, taxes, depreciation and appreciation).  For 2013, the target pre-bonus EBITDA was $21.0 million, which if achieved would result in a total cash bonus pool of $2.1 million.  The actual amount of the cash bonus pool to be funded for 2013 was dependent on the level of achievement of that target, as set forth below:

EBITDA Achievement	Pre-Bonus EBITDA Triggers (in thousands)	Bonus Payout		Total Payout (in millions)
140% +	$29,400	200%		$4.2
130 - 139%	$27,300	175%		$3.7
120 - 129%	$25,200	150%		$3.2
110 - 119%	$273,100	125%		$2.6
100-109%	$21,000	100%		$2.1
100%	$21,000	100%		$2.1
90% - 99%	$18,900	80%		$1.7
80% - 89%	$16,800	60%		$1.3
70% - 79%	$14,700	40%		$0.8
< 70%	$14,699	No Bon	us	—

Following the end of 2013, we determined that pre-bonus EBITDA for 2013 did not meet the threshold amount needed to fund the cash pool for the annual incentive bonus.  Therefore, the Compensation Committee determined not to fund the annual incentive bonus pool in 2013.  As a result, no cash bonuses were paid to our named executive officers or any other employees for 2013 performance.

Long-Term Equity Incentive Awards.  For 2013, our annual equity-based incentive compensation awards for executive officers and senior management employees were in the form of restricted stock awards and stock options.  The amount of annual equity-based awards granted to each executive officer during 2013 reflected the executive’s position within our company, their individual performance and equity-based awards by comparable companies for comparable positions, with the goal to bring the executive within the 25th percentile of such comparable companies.  The vesting schedule for our equity-based awards is 25% per year, with vesting beginning on the first anniversary of the grant date.  The vesting schedule is designed to encourage executives to continue in the employ of our company.  Each executive forfeits the unvested portion, if any, of the equity-based awards if the executive’s service to our company is terminated for any reason, except as may otherwise be determined by our Board of Directors.

Mr. Macari’s individual performance goals for 2013, each of which were given a different weighting, included (i) attaining pre-bonus EBITDA target of $21.0 million, subject to strategic changes; (ii) reducing our debt to EBITDA ratio; (iii) staffing e-commerce and growing online sales; (iv) working to build sales and achieve net margin improvement; and (v) focusing on efficiency and improved product profitability.  In June 2013, Mr. Macari was awarded an option to purchase 58,000 shares and a restricted stock award of 31,000 shares.

Mr. Francese’s individual performance goals for 2013 included (i) achieving certain financial goals, such as supporting the organization to grow sales and improve profitability, improving working capital management, and restructuring debt; and (ii) achieving certain management and leadership goals, such as assessing our finance capabilities and seeking process improvements. In June 2013, Mr. Francese was awarded an option to purchase 22,500 shares and a restricted stock award of 12,000 shares.

Mr. Hemendinger’s individual performance goals for 2013 included (i) achieving certain financial goals, such as supporting the organization to achieve targeted pre-bonus EBITDA of $21.0 million, net sales of $245 million and gross margin of 32.9%; (ii) achieving certain management and leadership goals, such as fully deploying employee performance reviews and developing e-commerce; (iii) achieving certain customer goals, such as meeting or exceeding retailer score/ratings and improving customer relations support and customer service response times, and (iv) certain operational goals, such as improving inventory turns and completing implementation of warehouse management and sales software programs.  In June 2013, Mr. Hemendinger was awarded an option to purchase 22,500 shares and a restricted stock award of 12,000 shares.

Ms. Jackson was our Chief Marketing Officer from March 2013 until November 2013.  Prior to becoming our Chief Marketing Officer, Ms. Jackson was an independent consultant to our company.  In connection with her hire as an employee as the Chief Marketing Officer, Ms. Jackson was awarded an option to purchase 40,000 shares and a restricted stock award of 20,000 shares.  In addition, in June 2013, she was awarded an option to purchase 8,000 shares and a restricted stock award of 4,000 shares.  Because Ms. Jackson departed prior to the end of the fiscal year, she was not eligible to receive any bonus for 2013 performance.  In connection with her departure, Ms. Jackson received a severance payment of $25,000 and we agreed to allow an additional 5,000 shares under one of her restricted stock awards to vest.

SUMMARY COMPENSATION TABLE

The following table sets forth, for the years ended December 31, 2012 and December 31, 2013, information regarding compensation of (i) our Chief Executive Officer during 2013; (ii) our two most highly compensated executive officers other than our Chief Executive Officer serving at the end of 2013; and (iii) an individual who was designated as an executive officer during 2013 but departed our company prior to the end of our fiscal year. Such officers are collectively referred to as our “named executive officers.” Ms. Bramson, our current principal executive officer, is not included in the table below as she was appointed our Chief Executive Officer in February 2014, after the end of our fiscal year.

Name and		Salary	Stock Awards	Option Awards	All Other Compensation		Total
Principal Position	Year	($)	($)(1)	($)(1)	($)		($)

Jason P. Macari (2)	2013	$371,700	$104,780	$102,660	$23,338		$602,478
Former Chief Executive Officer	2012	$378,923	$138,273	$145,000	$29,725		$691,921

Paul Francese	2013	$260,000	$40,560	$39,825	$26,458	(3)	$366,843
Chief Financial Officer	2012	$75,000	$46,400	$48,880	—		$170,280

David S. Hemendinger (4)	2013	$273,969	$40,560	$39,825	$6,946		$361,300
Chief Operating Officer	2012	$267,077	$35,759	$37,500	—		$340,336

Elizabeth Jackson (5)	2013	$229,935	$58,720	$61,760	$29,951		$380,366
Former Chief Marketing Officer

(1)         The amounts for 2013 reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.  Assumptions used in the calculation of these amounts are included in Note 7 to our audited consolidated financial statements for the fiscal year ended December 31, 2013, included in our Original Filing filed with the SEC on March 11, 2014.

(2)         Mr. Macari’s employment as our Chief Executive Officer ended on January 31, 2014.  The amount in the “All Other Compensation” column for 2013 includes (i) $15,988 for automobile benefit and (ii) $7,350 of contributions to our company’s 401(k) plan.  Mr. Macari agreed to a 10% voluntary salary reduction from April 2013 through the end of 2013.

(3)         Includes (i) $19,558 of relocation expenses paid by our company on behalf of Mr. Francese and (ii) $6,900 of contributions to our company’s 401(k) plan.

(4)         Mr. Hemendinger agreed to a 10% voluntary salary reduction from October 2013 through the end of 2013.  Represents contributions to our company’s 401(k) plan.

(5)         Ms. Jackson served as our Chief Marketing Officer from April 2013 until November 2013.  In addition to amounts received as our Chief Marketing Officer, the amounts reflected in the “Salary,” “Stock Awards” and “Option Awards” columns include amounts paid or awarded to Ms. Jackson in 2013 while she was an independent consultant to our company.  The amount in the “All Other Compensation” for 2013 column represented a payment made to Ms. Jackson in connection with her separation from our company in November 2013.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information about outstanding equity awards held by the named executive officers at the end of 2013:

	Option Awards					Stock Awards
							Equity
						Equity	Incentive
						Incentive	Plan
						Plan	Awards:
						Awards:	Market
		Number of	Number of			Number of	Value of
		Securities	Securities			Unearned	Unearned
		Underlying	Underlying	Option		Shares or	Shares or
		Unexercised	Unexercised	Exercise	Option	Units that	Units that
	Award	Options (#)	Options (#)	Price Per	Expiration	have not	have not
Name	Grant Date (1)	Exercisable	Unexercisable	Share	Date	Vested (2)	Vested

Jason P. Macari	01/05/2009	310,000	—	$2.14	01/05/2019	—	—
	06/16/2011	—	—	—	—	15,406	$27,885
	04/16/2012	11,472	34,414	$5.55	04/16/2022	—	—
	04/16/2012	—	—	—	—	18,685	$33,820
	06/12/2013	—	58,000	$3.38	06/12/23	—	—
	06/12/2013	—	—	—	—	31,000	$56,110

Paul Francese	09/11/2012	10,000	30,000	$2.32	09/11/2022	—	—
	09/11/2012	—	—	—	—	15,000	$27,150
	06/12/2013	—	22,500	$3.38	06/12/23	—	—
	06/12/2013	—	—	—	—	12,000	$21,270

David S. Hemendinger	11/21/2011	20,000	20,000	$6.70	11/21/2021	—	—
	11/21/2011	—	—	—	—	10,000	$18,100
	04/16/2012	2,967	8,900	$5.55	04/16/2022	—	—
	04/16/2012	—	—	—	—	4,832	$8,746
	06/12/2013	—	22,500	$3.38	06/12/23	—	—
	06/12/2013	—	—	—	—	12,000	$21,720

Elizabeth Jackson (3)	06/13/2012	1,750	—	$2.86	02/15/2014	—	—
	03/07/2013	—	—	—	—	5,000	$9,050

(1)     For option grants made in 2009, the vesting schedule is as follows: 25% of the total number of shares subject to the options vested on the date of grant, and 25% of total number of shares subject to the options vest and become exercisable on each of the first, second and third anniversaries of the date of grant.  For option grants made after 2009, the vesting schedule is as follows: 25% of the total number of shares subject to the options vest and become exercisable on each of the first, second, third and fourth anniversaries of the date of grant.

(2)     Restricted stock grants have a vesting schedule as follows: 25% of the total number of shares underlying the award vest on each of the first, second, third and fourth anniversaries of the date of grant.

(3)     Ms. Jackson’s employment with our company ended in November 2013.  The awards reflected in this table are awards that were vested and exercisable as of December 31, 2013.

Employment Arrangements and Change in Control Agreements with Named Executive Officers

Jason P. Macari, former Chief Executive Officer

Employment Agreement including Change of Control Provisions.  In February 2010, we entered into an employment agreement with Mr. Macari and Mr. Macari agreed to serve as our Chief Executive Officer. He was entitled to receive an initial base salary of $375,000 per annum, subject to increase at the end of each year at the discretion of the Compensation Committee.  The agreement has a term of three years, and automatically renews for successive one-year terms unless we or Mr. Macari give notice of non-renewal within sixty days of expiration of the applicable term, subject to earlier termination in accordance with the terms of the agreement.  The initial three-year term of the agreement ended in February 2013.  As discussed below under “2014 Developments,” we determined not to renew the agreement and his term ended January 31, 2014.

The agreement provided that Mr. Macari was eligible to participate in our performance incentive plans and to receive a target annual bonus of 100% of his salary if specified financial targets and performance criteria as set forth annually in our performance incentive plans were achieved.  Mr. Macari was eligible to participate in any other compensation plan or other perquisites generally made available to our executive officers from time to time.

If Mr. Macari’s employment was terminated by Mr. Macari for “good reason,” by us “without cause,” or due to the death or disability of Mr. Macari: we agreed (1) to pay Mr. Macari all base salary and unreimbursed expenses which have accrued through the termination date, (2) to pay Mr. Macari’s base salary in accordance with normal payroll procedures for a period of twenty four months, (3) to provide Mr. Macari with health and dental insurance for a period of twenty four months except where comparable health and dental insurance is available from subsequent employer, and (4) any and all options granted to Mr. Macari will immediately vest.  If Mr. Macari’s employment was terminated by Mr. Macari other than for “good reason,” or by us “with cause,” we agreed to pay to Mr. Macari all base salary and unreimbursed expenses which have accrued through the termination date.  The agreement also contained non-competition and similar covenants which remain in effect for a period of twenty four months following the termination of Mr. Macari’s employment.

The agreement also contained a change of control provision which provided that, (1) if there is a change of control and (2) Mr. Macari’s employment was terminated (other than with cause, due to the death or disability of Mr. Macari or by Mr. Macari for good reason) within twelve months of such Change of Control, then Mr. Macari would be entitled to a lump sum cash payment equal to the sum of (i) two times Mr. Macari’s base salary for the previous twelve months and (ii) the average of Mr. Macari’s annual cash bonuses for the two fiscal years preceding the fiscal year in which the termination occurs, as well as health and dental insurance for a period of one year, except where comparable health and dental insurance is available from a subsequent employer.

Separation Agreement and Release.  As noted below under “2014 Developments,” in 2014, we entered into a Separation Agreement and Release with Mr. Macari.

Paul Francese, Chief Financial Officer

Change of Control Agreement.  In November 2013, we entered into an amended and restated change of control agreement with Mr. Francese.  Under the change of control agreement, Mr. Francese is entitled to certain payments and benefits if (1) there is a change of control and (2) within twelve months thereafter his employment is terminated, other than for cause or due to the death or disability or by Mr. Francese for good reason.  If these events occur, (i) Mr. Francese is entitled to a severance payment equal to 100% of his then current annual base salary, continued benefits, and any earned or accrued bonus for the year in which he was terminated.  The change of control agreement also contains non-competition and similar covenants that remain in effect for a period of twelve months.  The change of control agreement terminates in October 2015.

David S. Hemendinger, Chief Operating Officer

Change of Control Agreement.  In November 2013, we entered into an amended and restated change of control agreement with Mr. Hemendinger.  Under the change of control agreement, Mr. Hemendinger is entitled to certain payments and benefits if (1) there is a change of control and (2) within twelve months thereafter his employment is terminated, other than for cause or due to the death or disability or by Mr. Hemendinger for good reason.  If these events occur, (i) Mr. Hemendinger is entitled to a severance payment equal to 100% of his then current annual base salary, continued benefits, and any earned or accrued bonus for the year in which he was terminated.  The change of control agreement also contains non-competition and similar covenants that remain in effect for a period of twelve months.  The change of control agreement terminates in October 2015.

Elizabeth Jackson, Former Chief Marketing Officer

Ms. Jackson served as our Chief Marketing Officer from April through November 2013.  Under the terms of our offer letter to Ms. Jackson, Ms. Jackson was entitled to an annual base salary of $260,000, and was eligible to participate in our short-term incentive bonus program with a target equal to 30% of her base salary based on our company’s and her personal performance.  Ms. Jackson was also eligible to participate in our standard employment benefit plans.  In connection with her departure from our company in November 2013, Ms. Jackson received a severance payment of $25,000, and we agreed to allow an additional 5,000 shares under one of her restricted stock awards to vest.

Retirement Plans

We have a Section 401(k) plan and provide an employer matching contribution, which is the same that we provide all of our employees. We do not offer our executives any nonqualified pension plans, supplemental executive retirement plans, deferred compensation plans or other forms of compensation for retirement.

2014 Developments

On January 13, 2014, our Board of Directors determined not to renew Mr. Macari’s employment agreement, and our Board of Directors appointed Carol Bramson, a director of our company, as our President and Chief Executive Officer, effective February 1, 2014.

Separation Agreement with Mr. Macari.  On January 15, 2014, we entered into a Separation Agreement and Release with Mr. Macari in connection with his departure as our President and Chief Executive Officer effective February 1, 2014 (the “Separation Date”).  Pursuant to the terms of the Separation Agreement, Mr. Macari agreed to be available to consult with our company during the six-month period following the Separation Date, which may be extended for an additional six months at our election, subject to mutual agreement regarding compensation for such additional services.  In addition, for a period of 18 months following the Separation Date, Mr. Macari agreed not to directly or indirectly compete with our company, or to solicit employees, customers or suppliers of our company.  In consideration of his general release of any claims against our company, over a period of 18 months following the Separation Date, Mr. Macari will receive (i) cash payments in the gross amount of approximately $600,000, payable over the 18-month period, (ii) continued medical and dental coverage, and (iii) continued vesting of outstanding, unvested equity awards.  At the end of such 18-month period, all unexercised, vested stock options shall remain exercisable and shall not terminate until 90 days following the end of such 18-month period, and any remaining unvested equity awards will be forfeit.  If Mr. Macari breaches certain covenants under the Separation Agreement, we may suspend vesting of the equity awards and payment of any consideration to Mr. Macari and seek to recover consideration paid to Mr. Macari, and Mr. Macari will be deemed to have resigned from his position as a director of our company.  Mr. Macari remains a director of our company, provided that he has agreed to resign from our Board of Directors on the earlier of (i) a deemed resignation in connection with the breach by him of certain covenants under the Separation Agreement, (ii) his voluntary resignation and (iii) the date eighteen months from the Separation Date.

Employment Agreement with Ms. Bramson.  On January 16, 2014, in connection with her appointment as President and Chief Executive Officer, we entered into an employment agreement with Ms. Bramson.  Pursuant to the employment agreement, Ms. Bramson agreed to serve as our President and Chief Executive Officer effective February 1, 2014 continuing until January 31, 2015, provided the employment agreement is not terminated earlier in accordance with its terms.  Ms. Bramson will receive a salary at an annual gross rate of $350,000, and will be eligible to receive a cash bonus in the minimum amount of $100,000 under our annual short-term incentive plan.  Ms. Bramson is eligible to participate in our long-term incentive plan and any other bonus plans, as determined by the Compensation Committee, and is eligible to receive all medical, dental and other benefits to the same extent as provided to other senior management employees.  Ms. Bramson received a stock option to purchase 200,000 shares of our common stock at an exercise price equal to the closing price of the common stock on the effective date of her appointment, which vests and becomes exercisable in 12 equal monthly installments, subject to Ms. Bramson’s continued employment.  In the event of a change in control of our company or a termination of Ms. Bramson’s employment by us without cause, the vesting of the option accelerates in full.  We or Ms. Bramson may terminate the employment agreement upon 30 days’ prior notice for any reason.  If we terminate the employment agreement without cause, then depending on the date of such termination, we will continue to pay Ms. Bramson a portion of or all of her salary and provide benefits for a period of time following such termination, and Ms. Bramson will be entitled any bonus earned as of such termination date and to the acceleration of vesting of her stock option as noted above.

Director Compensation

In March 2013, the Compensation Committee recommended, and our Board of Directors approved, changes to non-employee director compensation arrangements for 2013. Such arrangements became effective for service provided in 2013, and include the following:

•                  an annual retainer fee of $75,000 for the Chairman of the Board and $45,000 for each other director;

•                  for any meetings beyond four regularly scheduled board meetings per year, each director will receive a fee of $1,000 for each board meeting attended in person;

•                  the chairpersons of the Audit Committee, Compensation Committee and Nominating/Governance Committee will receive an additional annual fee of $15,000, $10,000, and $8,000, respectively;

•                  each director serving as a member of the Audit Committee, Compensation Committee and Nominating/Governance Committee (other than the chairperson of each such committee) will receive annual fee of $5,000; and

•                  each director will receive an annual equity award, in the form of shares of our common stock, on the date of our annual meeting of stockholders, equal to the lesser of (i) 7,500 shares or (ii) the number of shares to be calculated by dividing $30,000 by the fair market value of our common stock on such date.

In addition, in connection with the separation of the Chairman of the Board and Chief Executive Officer positions in early 2013, the Board of Directors approved a one-time, $30,000 fee payable to the newly-appointed Chairman of our Board, Mr. Almagor.

We also generally reimburse non-employee directors for travel expenses incurred in connection with their duties as directors.  In addition, our Board of Directors may from time to time also provide for cash compensation, as recommended by the Compensation Committee, payable to members of special or ad hoc committees of the Board of Directors.

We do not pay any directors who are also executive officers any additional compensation for service as directors.

In early 2014, the Compensation Committee recommended, and our Board of Directors approved, changes in the fees paid to our non-executive Chairman of the Board.  These changes included (i) an additional, supplemental monthly cash retainer of $10,000 per month, to be reviewed every six months by the Compensation Committee, and (ii) increasing the annual equity grant made to the non-executive Chairman to 15,000 shares.  In addition, the Board approved payment of a one-time additional cash fee of $40,000 and granted an option to purchase 100,000 shares of our common stock to Mr. Almagor, our current non-executive Chairman of the Board, in recognition of the time and effort exhibited by Mr. Almagor in his role as non-executive Chairman.

Director Compensation

The following table shows non-employee director compensation in 2013. Mr. Macari was our only employee director during 2013, and as an employee, he did not receive compensation for his services as a director.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)(3)	Option Awards ($)(4)	All Other Compensation ($)		Total ($)

Dan Almagor	$138,500	$25,350	—	—		$163,350
Max Batzer	$53,000	$25,350	—	—		$78,350
Carol E. Bramson	$67,000	$25,350	—	—		$92,350
Marty Fogelman	$50,000	$25,350	—	$40,000	(5)	$115,350
Derial H. Sanders	$55,000	$25,350	—	—		$80,350
Robert Stebenne	$52,000	$25,350	—	—		$77,350
Richard Wenz	$71,000	$25,350	—	—		$96,350

(1)     Represents fees earned or paid in cash in 2013, including annual retainer fees and per meeting fees.

(2)     Each non-employee director received 7,500 shares of our common stock in June 2013.  In connection with her appointment to our Board, Ms. Bramson received an initial restricted stock grant of 9,146 shares in July 2012, of which 2,287 shares were vested as of December 31, 2013.  In connection with his appointment to our Board, Mr. Batzer received an initial restricted stock grant of 22,556 shares in November 2012, of which 5,639 shares were vested as of December 31, 2013.  The restricted stock grants to Ms. Bramson and Mr. Batzer vest over four years in equal annual installments, beginning on the first anniversary of the date of grant.

(3)     The amounts reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.  Assumptions used in the calculation of these amounts are included in Note 7 to our audited consolidated financial statements for the fiscal year ended December 31, 2013, included in our Original Filing filed with the SEC on March 11, 2014.

(4)     No option grants were made to non-employee directors in fiscal year 2013.  As of December 31, 2013, the number of fully-vested options outstanding for each director was as follows: Mr. Almagor, 40,000; Mr. Fogelman, 40,000; Mr. Sanders, 40,000; Mr. Stebenne, 40,000; and Mr. Wenz, 40,000.

(5)     Represents consulting fees paid to Mr. Fogelman.

Item 12.                                                  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2013, regarding our equity compensation plans.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans [excluding securities reflected in column (a)] (c)

Equity compensation plans approved by stockholders	1,572,773	(1)	$3.85	601,970
Equity compensation plans not approved by stockholders	105,000	(2)	4.51	—
Total	1,677,773		$3.92	601,970

(1)     Includes 268,361 shares issuable upon vesting of outstanding restricted stock awards granted to employees which have not yet vested.  Such shares are not included in the calculation of the weighted average exercise price reflected in column (b).

(2)     Represents unvested shares that remain outstanding under the following equity awards: (i) the grant of an option to purchase 40,000 shares and the grant of a restricted stock award of 20,000 shares as an inducement to Mr. Hemendinger to accept employment as our Chief Operating Officer in November 2011, and (ii) the grant of an option to purchase 40,000 shares and the grant of a restricted stock award of 20,000 shares as an inducement to Mr. Francese to accept employment as our Chief Financial Officer in September 2012.  These unvested shares of restricted stock are not included in the calculation of the weighted average exercise price reflected in column (b).

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our common stock as of April 15, 2014 by:

•                  each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•                  each of our directors and named executive officers listed in the Summary Compensation Table under the section entitled “Executive Compensation”; and

•                  all of our current executive officers and directors as a group.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)(3)	Percent of Common Stock (4)

5% Stockholders
Wynnefield Capital Management LLC and related entities (5)	3,025,000	16.8%
Tocqueville Asset Management, LP (6)	1,621,180	9.0%
Paradigm Capital Management, Inc. (7)	969,500	5.4%

Directors and Named Executive Officers
Dan Almagor	159,790	*
Max Batzer	13,139	*
Carol E. Bramson (8)	319,577	1.8%
Marty Fogelman	69,964	*
Jason P. Macari	3,836,990	20.9%
Derial H. Sanders	61,964	*
Robert Stebenne (9)	107,656	*
Richard Wenz	148,331	*
Paul Francese	33,625	*
David S. Hemendinger	57,780	*
Elizabeth Jackson (10)	10,000	*
All directors and executive officers as a group (11 persons) (11)	4,808,816	25.7%

* Less than 1%

(1)          Unless otherwise noted, the business address of each named person is 1275 Park East Drive, Woonsocket, Rhode Island 02895.

(2)          Unless otherwise noted, each person named in the table has sole voting and investment power with regard to all shares beneficially owned, subject to applicable community property laws.

(3)          Includes the following number of shares that may be acquired through the vesting of restricted stock awards or stock option exercises within 60 days of April 15, 2014 as follows:

Directors and Named Executive Officers	Options Exercisable/Stock Vesting

Mr. Almagor	73,333
Mr. Batzer	0
Ms. Bramson	66,666
Mr. Fogelman	40,000
Mr. Francese	18,625
Mr. Hemendinger	36,169
Mr. Macari	369,124
Mr. Sanders	40,000
Mr. Stebenne	40,000
Mr. Wenz	40,000

(4)        The percentages shown are calculated based on 17,990,955 shares of common stock issued and outstanding on April 15, 2014.  In calculating the percentage of ownership, all shares of common stock that the identified person or group had the right to acquire within 60 days of April 15, 2014 are deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by that person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by any other person or group.

(5)          The information is as reported on Amendment No. 1 to Schedule 13D filed with the SEC on June 14, 2013.  The address for Wynnefield Capital Management, LLC and related entities is 450 Seventh Avenue, Suite 509, New York, NY 10123.  Of the shares indicated, 897,347 shares are beneficially owned by Wynnefield Partners

Small Cap Value, L.P. (“Partners”), 1,331,861 shares are beneficially owned by Wynnefield Partners Small Cap Value, L.P. I (“Partners I”), 710,792 shares are beneficially owned by Wynnefield Small Cap Value Offshore Fund, Ltd. (“Fund”), and 85,000 shares are beneficially owned by Wynnefield Capital, Inc. Profit Sharing Plan (“Plan”).  Wynnefield Capital Management, LLC has an indirect beneficial interest in the shares held by Partners and Partners I.  Wynnefield Capital, Inc. has an indirect beneficial interest in the shares held by the Fund.  Mr. Nelson Obus may be deemed to hold an indirect beneficial interest in the shares held by Partners, Partners I, the Fund and the Plan because he is the co-managing member of Wynnefield Capital Management, LLC, a principal executive officer of Wynnefield Capital, Inc. (the investment manager of the Fund), and the portfolio manager of the Plan.  The inclusion of information in the Schedule 13D with respect to Mr. Obus shall not be considered an admission that he, for the purpose of Section 16(b) of the Exchange Act, is the beneficial owner of any shares in which he does not have a pecuniary interest.  Mr. Obus disclaims any beneficial ownership of the shares of common stock covered by the Schedule 13D.  Mr. Joshua Landes may be deemed to hold an indirect beneficial interest in the shares held by Partners, Partners I and the Fund because he is the co-managing member of Wynnefield Capital Management, LLC and a principal executive officer of Wynnefield Capital, Inc. (the investment manager of the Fund).  The inclusion of information in the Schedule 13D with respect to Mr. Landes shall not be considered an admission that he, for the purpose of Section 16(b) of the Exchange Act, is the beneficial owner of any shares in which he does not have a pecuniary interest.  Mr. Landes disclaims any beneficial ownership of the shares of common stock covered by the Schedule 13D.

(6)          The information is as reported on Schedule 13G as filed with the SEC on January 30, 2014.  The address of Tocqueville Asset Management, LP is 40 West 57th Street, 19th Floor, New York, NY 10019.  Tocqueville Asset Management, LP has sole power to direct the disposition and voting of the shares indicated.

(7)          The information is as reported on Schedule 13G filed with the SEC on February 14, 2014.  The address of Paradigm Capital Management, Inc. is Nine Elk Street, Albany, NY 12207.  Paradigm Capital Management, Inc. has sole power to direct the disposition and voting of the shares indicated.

(8)          Of these shares, 109,087 shares are held indirectly through TBG Capital, LLC Defined Pension Plan and Trust and 134,037 shares are held indirectly through the Carol E. Bramson Trust & Howard Bramson Trust — Tenants in Common.

(9)         The shares are held indirectly through the Robert Stebenne Revocable Trust.

(10)   Ms. Jackson’s employment with our company ended in November 2013.

(11)   Includes an aggregate of 723,917 shares that may be acquired through the vesting of restricted stock awards or stock option exercises within 60 days of April 15, 2014.

Item 13.                                                  Certain Relationships and Related Transactions, and Director Independence.

Independence of Directors

In determining the independence of directors, our Board of Directors analyzes each director’s relationship with our company and our subsidiaries to determine whether our directors are independent under the applicable rules of the Nasdaq Stock Market and the SEC.  Our Board of Directors has determined that all of our current directors, except Mr. Macari and Ms. Bramson, are “independent” within the meaning of the independence rules of the Nasdaq Stock Market and the SEC.

Certain Relationships and Related Transactions

In March 2009, our wholly owned subsidiary, Summer Infant (USA), Inc. (“Summer USA”), entered into a definitive agreement with Faith Realty II, LLC, a company whose members are Jason P. Macari, our former Chief Executive Officer and a current director, and his spouse. Under this agreement, Faith Realty purchased our corporate headquarters located at 1275 Park East Drive, Woonsocket, Rhode Island for $4,052,500 and subsequently leased the headquarters back to Summer USA for an annual rent of $390,000 for an initial seven-year term, payable monthly and in advance. The lease expires on its seventh anniversary unless an option period is exercised by Summer USA.  If Summer USA elects to exercise the option, Summer USA will have the opportunity to extend the lease for one additional period of five years, and the annual rent for the first two years of the extension will be $429,000 and for the final three years of the extension will be $468,000.  In addition, during the first six months of the last lease year of the initial term of the lease, Summer USA has the option to repurchase the headquarters for $4,457,750, or 110% of the initial sales price.

Item 14.                                                  Principal Accounting Fees and Services

Our Audit Committee appointed McGladrey LLP (“McGladrey”), an independent registered public accounting firm, to audit the consolidated financial statements of our company for the fiscal year ending December 31, 2013.

Fees

The following table shows the aggregate fees paid or accrued for audit and other services provided for the years ended December 31, 2013 and 2012:

	2013	2012

Audit Fees	$258,500	$272,500
Audit-Related Fees	6,150	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$264,650	$272,500

Audit Fees were for professional services rendered for the audit of our annual consolidated financial statements and review of consolidated financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by McGladrey in connection with statutory and regulatory filings or engagements.

Audit-Related Fees in 2013 were for a consent in conjunction with a Form S-8 filing.

Audit Committee Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

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

PART IV

Item 15.                                                  Exhibits, Financial Statement Schedules.

(b)                                 Exhibits

The exhibits listed in the “Index to Exhibits” immediately preceding the exhibits are filed as part of this Amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of April 2014.

SUMMER INFANT, INC.

By:	/s/ PAUL FRANCESE
Paul Francese
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.