Form 10-Q
period 2014-03-31
Summer Infant, Inc.
filed 2014-05-13
CIK 1314772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

As of May 1, 2014, there were 17,992,525 shares outstanding of the registrant’s Common Stock, $0.0001 par value per share.

Summer Infant, Inc.

Form 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.      Condensed Consolidated Financial Statements (unaudited).

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

Note that all amounts presented in the table below are in thousands of U.S. dollars, except share amounts and par value amounts.

	Unaudited
	March 31, 2014	December 31, 2013
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$2,646	$1,573
Trade receivables, net of allowance for doubtful accounts	36,932	34,574
Inventory, net	33,736	38,378
Prepaids and other current assets	2,021	1,890
Deferred tax assets	832	832
TOTAL CURRENT ASSETS	$76,167	$77,247
Property and equipment, net	13,998	14,796
Other intangible assets, net	21,510	21,575
Other assets	1,655	1,749
TOTAL ASSETS	$113,330	$115,367

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$29,816	$31,730
Current portion of long term debt (including capital leases)	1,859	1,962
TOTAL CURRENT LIABILITIES	$31,675	$33,692
Long-term debt, less current portion	47,604	47,756
Other liabilities	3,225	3,289
Deferred tax liabilities	3,152	3,140
TOTAL LIABILITIES	$85,656	$87,877

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.0001 par value, 1,000,000 authorized, none issued or outstanding at March 31, 2014 and December 31, 2013, respectively	—	—
Common Stock $0.0001 par value, authorized, issued and outstanding of 49,000,000, 18,264,174, and 17,992,525 at March 31, 2014 and 49,000,000, 18,257,924, and 17,986,275 at December 31, 2013, respectively	2	2
Treasury Stock at cost (271,649 shares at March 31, 2014 and December 31, 2013, respectively)	(1,283)	(1,283)
Additional paid-in capital	73,969	73,715
Accumulated deficit	(43,978)	(44,167)
Accumulated other comprehensive loss	(1,036)	(777)
TOTAL STOCKHOLDERS’ EQUITY	$27,674	$27,490
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$113,330	$115,367

See notes to condensed consolidated financial statements

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

Note that all amounts presented in the table below are in thousands of U.S. dollars, except share and per share amounts.

	Unaudited
	For the Three Months Ended
	March 31, 2014	March 31, 2013

Net sales	$50,814	$59,118

Cost of goods sold	34,365	40,539

Gross profit	$16,449	$18,579

General & administrative expenses	9,492	9,611

Selling expense	4,412	5,604

Depreciation and amortization	1,393	1,790

Operating income	$1,152	$1,574

Interest expense, net	(867)	(1,255)

Income before income taxes	$285	$319

Provision (benefit) for income taxes	96	(125)

NET INCOME	$189	$444

Net income per share:

BASIC	$0.01	$0.02

DILUTED	$0.01	$0.02

Weighted average shares outstanding:

BASIC	17,987,969	17,862,296

DILUTED	17,999,163	17,871,495

See notes to condensed consolidated financial statements.

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

Note that all amounts presented in the table below are in thousands of U.S. dollars.

	Unaudited
	For The Three Months Ended
	March 31, 2014	March 31, 2013
Net income	$189	$444
Other comprehensive loss:
Changes in foreign currency translation adjustments	(259)	(501)

Comprehensive loss	$(70)	$(57)

See notes to condensed consolidated financial statements.

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Note that all amounts presented in the table below are in thousands of U.S. dollars.

	Unaudited
	For The Three Months Ended
	March 31, 2014	March 31, 2013
Cash flows from operating activities:

Net income	$189	$444

Adjustments to reconcile net income to net cash provided by operating activities

Depreciation and amortization	1,393	1,790

Stock-based compensation expense	254	178

Changes in assets and liabilities:

Increase in trade receivables	(2,388)	(2,447)

Decrease in inventory	4,576	9,372

(Increase)/Decrease in prepaids and other assets	90	(2,026)

Decrease in accounts payable and accrued expenses	(1,927)	(5,168)

Net cash provided by operating activities	$2,187	$2,143

Cash flows from investing activities:

Acquisitions of other intangible assets	(220)	—

Acquisitions of property and equipment	(328)	(614)

Net cash used in investing activities	$(548)	$(614)

Cash flows from financing activities:

Net repayment on financing arrangements	(255)	(1,867)

Net cash used in financing activities	$(255)	$(1,867)

Effect of exchange rate changes on cash and cash equivalents	(310)	(160)

Net increase/(decrease) in cash and cash equivalents	$1,073	$(498)

Cash and cash equivalents, beginning of period	1,573	3,132

Cash and cash equivalents, end of period	$2,646	$2,634

Supplemental disclosure of cash flow information:

Cash paid for interest	$596	$903

Cash paid for income taxes	$—	$214

See notes to condensed consolidated financial statements.

SUMMER INFANT, INC.  AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands of U.S. dollars, except share and per share data)

1.                                      BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Summer Infant, Inc. (the “Company” or “Summer”) is a global designer, marketer, and distributor of branded juvenile health, safety and wellness products which are sold principally to large North American and European retailers. The Company currently markets its products in several product categories such as monitors, safety, nursery, feeding, baby gear and furniture. Most products are sold under the Company’s core brand names of Summer®, SwaddleMe®, and Born Free®. Significant products include audio/video monitors, safety gates, bath tubs and bathers, durable bath products, bed rails, swaddling blankets, baby bottles, warming/sterilization systems, booster and potty seats, bouncers, travel accessories, high chairs, swings, car seats, strollers, and nursery furniture.

Basis of Presentation and Principles of Consolidation

The accompanying interim condensed consolidated financial statements of the Company are unaudited, but in the opinion of management, reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results for the interim periods. Accordingly, they do not include all information and notes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. The results of operations for interim periods are not necessarily indicative of results to be expected for the entire fiscal year or any other period. The balance sheet at December 31, 2013 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes for the year ended December 31, 2013 included in its Annual Report on Form 10-K filed with the SEC.

It is the Company’s policy to prepare its financial statements on the accrual basis of accounting in conformity with GAAP. The interim condensed consolidated financial statements include the accounts of its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidation.

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

Sales incentives or other consideration given by the Company to customers that are considered adjustments to the selling price of the Company’s products, such as markdowns, are reflected as reductions of revenue. Sales incentives and other consideration that represent costs incurred by the Company for assets or services received, such as the appearance of the Company’s products in a customer’s national circular ad, are reflected as selling expenses in the accompanying interim condensed consolidated statements of operations.

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

Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon adoption and in subsequent periods. At March 31, 2014 and December 31, 2013, the Company did not have any uncertain tax positions. No interest and penalties related to uncertain tax positions were accrued at March 31, 2014 and December 31, 2013.

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

Translation of Foreign Currencies

All assets and liabilities of the Company’s foreign subsidiaries, each of whose functional currency is not U.S. dollars, are translated into U.S. dollars at the exchange rate in effect at the end of the quarter and the income and expense accounts of these affiliates have been translated at average rates prevailing during each respective quarter. Resulting translation adjustments are made to a separate component of stockholders’ equity within accumulated other comprehensive income or loss.

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued accounting pronouncements or issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

2.                                      DEBT

Credit Facilities

On February 28, 2013, the Company and its subsidiary, Summer Infant (USA), Inc., entered into a new loan and security agreement (as subsequently amended, the “BofA Agreement”) with Bank of America, N.A. for an $80,000, asset-based revolving credit facility. The BofA Agreement was subsequently amended in November 2013.  The BofA Agreement replaced the Company’s prior credit facility with Bank of America, which was set to expire in December 2013. In conjunction with its entry into the BofA Agreement, the Company also entered into a term loan with Salus Capital Partners, which is described below under “Term Loan.”

BofA Agreement

The BofA Agreement provides for an $80,000, asset-based revolving credit facility, with a $10,000 letter of credit sub-line facility.  The total borrowing capacity is based on a borrowing base, which is defined as 85% of the Company’s eligible receivables plus the lesser of (i) 70% of the value of eligible inventory or (ii) 85% of the net orderly liquidation value of eligible inventory and less reserves.

The scheduled maturity date of loans under the BofA Agreement is February 28, 2018 (subject to customary early termination provisions).  All obligations under the BofA Agreement are secured by substantially all the assets of the Company, subject to a first priority lien on certain assets held by the term-loan lender described below.  In addition, Summer Infant Canada Limited and Summer Infant Europe Limited, subsidiaries of the Company, are guarantors under the BofA Agreement.  Proceeds from the loans under the BofA Agreement were used to satisfy existing debt, pay fees and transaction expenses associated with the closing of the BofA Agreement, pay obligations under the Company’s prior BofA credit facility, and were used to make payments on the Term Loan (as defined below) and for other general corporate purposes, including working capital.

Loans under the BofA Agreement bear interest, at the Company’s option, at a base rate or at LIBOR, plus applicable margins based on average quarterly availability under the BofA Agreement and ranging between 1.75% and 2.25% on LIBOR borrowings and 0.25% and 0.75% on base rate borrowings.  Interest payments are due monthly, payable in arrears.  The Company is also required to pay an annual non-use fee of 0.375% of the unused amounts under the BofA Agreement, as well as other customary fees as are set forth in the BofA Agreement.  As of March 31, 2014, the base rate on loans was 4.0% and the LIBOR rate was 2.5%.

Under the BofA Agreement, the Company is required to comply with certain financial covenants. Prior to the execution of an amendment to the BofA Agreement in November 2013, the Company was required, (i) for the first year of the loan, to maintain and earn a specified minimum, monthly consolidated EBITDA amount, with such specified amounts increasing over the first year of the loan to a minimum consolidated EBITDA of $12,000 at February 28, 2014, and (ii) beginning with the fiscal quarter ending March 31, 2014, was to maintain a fixed charge coverage ratio of at least 1.0 to 1.0 for each period of four fiscal quarters most recently ended.  For purposes of the financial covenants, consolidated EBITDA is defined as net income before interest, taxes, depreciation and amortization, plus certain customary expenses, fees and non-cash charges and minus certain customary non-cash items increasing net income.

On November 8, 2013, the Company entered into an amendment to the BofA Agreement (the “BofA Amendment”).  The BofA Amendment amended the financial covenants in the BofA Agreement to provide that (i) the Company is no longer required to comply with the minimum EBITDA covenants for any period ending after September 30, 2013 and (ii) the Company maintain a trailing 12-month fixed charge coverage ratio of at least 1.0 to 1.0, tested on a monthly basis, from and after September 30, 2013.

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

The amount outstanding on the BofA Agreement at March 31, 2014 was $35,057.  Total borrowing capacity under the BofA Agreement at March 31, 2014 was $45,684 and borrowing availability was $10,627.

Term Loan

On February 28, 2013 the Company and its subsidiary, Summer Infant (USA), Inc., as borrowers, entered into a term-loan agreement (as subsequently amended, the “Term Loan Agreement”) with Salus Capital Partners, LLC, for a $15,000 term-loan (the “Term Loan”).

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

The principal of the Term Loan is being repaid, on a quarterly basis, in installments of $375, commencing with the quarter ending September 30, 2013, until paid in full on termination.  The Term Loan bears interest at an annual rate equal to LIBOR, plus 10%, with a LIBOR floor of 1.25%.  Interest payments are due monthly, in arrears.  As of March 31, 2014 the interest rate on the Term Loan was 11.25%.

The Term Loan Agreement contains customary affirmative and negative covenants substantially the same as the BofA Agreement.  In addition, prior to the execution of the amendment to the Term Loan Agreement in November 2013, the Company was required to comply with certain financial covenants, including that the Company (i) meet the same minimum, monthly consolidated EBITDA as set forth in the BofA Agreement and (ii) initially maintaining a monthly senior leverage ratio of 1:1.  For periods after February 28, 2014, the senior leverage ratio was to be based on an annual business plan to be approved by the Company’s Board of Directors and will be tested monthly on a trailing twelve month basis.  For purposes of the financial covenants in the Term Loan Agreement, the senior leverage ratio was defined as the ratio of (1) all amounts outstanding under the Term Loan Agreement and the BofA Agreement to (2) consolidated EBITDA for the twelve-month period ending as of the last day of the most recently ended fiscal month.  The Term Loan Agreement also contains events of default, including a cross default with the BofA Agreement, the occurrence of a material adverse event, the occurrence of a change of control, and the recall of products having a value of $2,000 or more.  In the event of a default, all of the obligations of the Company and its subsidiaries under the Term Loan Agreement may be declared immediately due and payable.  For certain events of default relating to insolvency and receivership, all outstanding obligations would become due and payable.

On November 8, 2013, the Company entered into an amendment to the Term Loan Agreement (the “Term Loan Amendment”).  The Term Loan Amendment amended the financial covenants in the Term Loan Agreement to provide that (i) the Company is no longer required to comply with the minimum EBITDA covenants for any period ending after September 30, 2013, (ii) the Company maintain a trailing 12-month fixed charge coverage ratio of at least 1.0 to1.0, tested on a monthly basis, from and after September 30, 2013, and (iii) commencing February 28, 2014, the Company maintain a trailing 12-month senior leverage ratio, tested on a monthly basis of (a) no more than 6.0 to 1.0 for the periods ending on or before June 30, 2014, (b) no more than 5.5 to 1.0 for periods ending July 1, 2014 through September 30, 2014, and (c) no more than 5.0 to 1.0 for periods following September 30, 2014.

The amount outstanding on the Term Loan at March 31, 2014 was $13,875.

The Company was in compliance with the financial covenants under the BofA Agreement and the Term Loan at March 31, 2014.

Aggregate maturities of bank debt related to the BofA credit facility and Term Loan are as follows:

Year ending December 31:	2014	$1,125
	2015	$1,500
	2016	$1,500
	2017	$1,500
	2018	$43,307
	Total	$48,932

3.                                      INTANGIBLE ASSETS

Intangible assets consisted of the following:

	March 31,	December 31,
	2014	2013

Brand names	$14,812	$14,812
Patents and licenses	3,598	3,378
Customer relationships	6,946	6,946
Other intangibles	1,882	1,882
	$27,238	$27,018
Less: Accumulated amortization	(5,728)	(5,443)
Intangible assets, net	$21,510	$21,575

The amortization period for the majority of the intangible assets ranges from 5 to 20 years for those assets that have an estimated life; certain of the assets have indefinite lives (brand names). Total of intangibles not subject to amortization amounted to $12,308 at March 31, 2014 and December 31, 2013.

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

5.                                      SHARE BASED COMPENSATION

The Company is authorized to issue up to 3,000,000 shares for equity awards under the 2006 Performance Equity Plan (“2006 Plan”) and 500,000 shares for equity awards under the 2012 Incentive Compensation Plan (“2012 Plan”).

Under the 2006 Plan and 2012 Plan, awards may be granted to participants in the form of non-qualified stock options, incentive stock options, restricted stock, deferred stock, restricted stock units and other stock-based awards. Subject to the provisions of the plans, awards may be granted to employees, officers, directors, advisors and consultants who are deemed to have rendered or are able to render significant services to the Company or its subsidiaries and who are deemed to have contributed or to have the potential to contribute to the Company’s success. The Company accounts for options under the fair value recognition standard. The application of this standard resulted in share-based compensation expense for the three months ended March 31, 2014 and 2013 of $254 and $178, respectively. Stock based compensation expense is included in selling, general and administrative expenses. There were no share-based payment arrangements capitalized as part of the cost of an asset.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. The Company uses the simplified method to estimate the expected term of the options, but used an estimate for grants of “plain vanilla” stock options based on a formula prescribed by the SEC. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Share- based compensation expense recognized in the consolidated financial statements in 2014 and 2013 is based on awards that are ultimately expected to vest.

As of March 31, 2014, there were 1,833,930 stock options outstanding and 356,611 unvested restricted shares outstanding.

During the three months ended March 31, 2014, the Company granted 509,000 stock options and granted 95,500 shares of restricted stock, respectively. The following table summarizes the weighted average assumptions used for stock options granted during the quarters ended March 31, 2014 and 2013.

	2014	2013
Expected life (in years)	6.0	6.0
Risk-free interest rate	1.73%	1.71%
Volatility	62.7%	55.0%
Dividend yield	0%	0%
Forfeiture rate	12.9%	10.0%

As of March 31, 2014, there are 82,952 shares available to grant under the 2006 Plan and no shares available to grant under the 2012 Plan.

6.                                      WEIGHTED AVERAGE COMMON SHARES

Basic and diluted earnings or loss per share (“EPS”) is based upon the weighted average number of common shares outstanding during the period.  The Company does not include the anti-dilutive effect of common stock equivalents, including stock options, in computing net income (loss) per diluted common share. The computation of diluted common shares for the three months ended March 31, 2014 excluded 1,833,930 and 345,417 of stock options and shares of restricted stock outstanding, respectively.

7.                                      SUBSEQUENT EVENTS

In April 2014, the Company announced a voluntary recall of rechargeable batteries in certain of its handheld video monitors.  The Company recorded a charge to its cost of goods sold in the period ended March 31, 2014 of $300,000 for anticipated costs of the recall.

ITEM 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking information and statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All forward-looking statements included in this document are based on information available to us on the date hereof. It is important to note that our actual results could differ materially from those projected in such forward-looking statements contained in this Form 10-Q. These forward-looking statements include statements concerning our expectations regarding: our business strategy and future growth and profitability; our ability to leverage our retail knowledge and to deliver high quality, innovative products to the marketplace; our ability to maintain and build upon our existing customer and supplier relationships; our ability to grow our business through increasing our presence in existing stores and online via our e-commerce platform, expanding customer relationships, diversifying our customer base and entering new geographic locations; our ability to build our core brands through improved marketing efforts; our ability to improve our operational efficiency and achieve savings from our cost reduction activities; and the financial and reputational impact of the voluntary recall and the fluctuation of market trends in the juvenile products industry. These statements are based on current expectations that involve numerous risks and uncertainties.  These risks and uncertainties include the concentration of our business with retail customers; the financial status of our customers and their ability to pay us in a timely manner; our ability to introduce new products or improve existing products that satisfy consumer preferences; our ability to develop new or improved products in a timely and cost-efficient manner; our ability to compete with larger and more financially stable companies in our markets; our ability to comply with financial and other covenants in our debt agreements; our dependence on key personnel; our reliance on foreign suppliers and potential disruption in foreign markets in which we operate; increases in the cost of raw materials used to manufacture our products; compliance with safety and testing regulations for our products; product liability claims arising from use of our products; unanticipated tax liabilities; an impairment of other intangible assets; and other risks as detailed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and subsequent filings with the Securities and Exchange Commission. All these matters are difficult or impossible to predict accurately, many of which may be beyond our control. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate.

The following discussion is intended to assist in the assessment of significant changes and trends related to the results of operations and financial condition of our Company and our consolidated subsidiaries.  This Management’s Discussion and Analysis should be read together with the unaudited interim condensed consolidated financial statements and related notes included elsewhere in this filing and with the consolidated financial statements for the year ended December 31, 2013 included in our Annual Report on Form 10-K, as filed with the SEC on March 11, 2014.

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

Our products are sold globally primarily to large, national retailers, and we also sell to independent retailers. In North America, our customers include Babies R Us, Wal-Mart, Target, Amazon.com, Buy Buy Baby, Burlington Coat Factory,  Kmart, Home Depot, and Lowe’s. Our largest European-based customers are Mothercare, Toys R Us, Argos and Tesco. We also sell through several international representatives to select international retail customers in geographic locations where we do not have a direct sales presence.

The juvenile products industry is estimated to be $18 billion worldwide and consumer focus is on quality, safety, innovation, and style. Due to the halo effect of baby products in retail stores, there also is a strong retailer commitment to the juvenile products category.

Strategy

Historically, we have focused on growing sales through a combination of increased product penetration and store penetration, offering new products, adding new mass merchant retail customers and distribution channels, international expansion, and strategic acquisitions. At the end of 2012, we began reviewing our business strategy and the profitability of our product lines.

While the refinement of our business strategy is ongoing, we have identified below four key areas of our strategy going forward:

•                  Superior Innovation — We continue to leverage our in-depth knowledge of our retail customers and end-user consumers to deliver high quality, innovative products to the marketplace and to focus on a “good, better, best” approach to price points, where we aim to create products that appeal to different categories of end consumers and classes of trade.  To the extent it is consistent with our strategy, we may also acquire new products or expand existing product categories.  For example, in 2013, we launched our new 3D Lite™ stroller, acquired the Little Looster™ potty training step stool, and launched our new Baby Link™ WiFi series of video monitors. We believe our significant product development expertise differentiates us from other companies in this market.

•                  Cultivating Relationships and Diversification — We believe we have strong partnerships with our long-standing retail customers. We have also developed strong relationships with a group of suppliers that provide us with the flexibility needed to engineer our products in a cost-efficient manner and to respond quickly to customer demands. We will continue to focus on building on these existing relationships and partnerships, which we believe will lead to increased presence of our products in stores, including expanding our footprint into new geographic locations, and online as we enhance our e-commerce platform.  We will also continue to work with a growing number of specialty retail operators that allow us to continue our pursuit of a “good, better, best” approach and with customers seeking differentiated products and support. We will also plan to continue efforts to expand our business internationally.

•                  Building Brands — Historically, we have marketed products under our own brands, under license agreements for other brands, and under private label agreements.  Going forward, our focus will be on building our core brands of Summer®, SwaddleMe®, and Born Free®, particularly among first-time prenatal moms, through improved marketing efforts, including through social media.

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

Recent Developments

In November 2013, the Company initiated additional cost reduction actions, including global staff reductions, and reductions in temporary labor, professional fees and outside services which resulted in a fourth quarter of 2013 charge of $614. We expect the actions taken in 2013 will result in additional annual cost savings beginning in 2014.

We completed the process of exiting our licensing arrangements with Disney® in the second quarter of 2013 and Carters® in the first quarter of 2014 to focus on building our own Summer®, SwaddleMe®, and Born Free® branded products.  As a result of exiting these activities, we have and will generate lower licensed-product sales in 2014. Consequently, we also expect to have a lower level of closeout and promotional sales at lower margins that affect our gross profit and gross margins in 2014 as compared to 2013.

In January 2014, we announced changes in our executive leadership team. Effective February 1, 2014, Carol Bramson, a member of our Board of Directors, was appointed our Chief Executive Officer to replace Jason Macari, our founder. Mr. Macari continues to serve on our Board of Directors. In addition, we announced that Ken Price joined us as President of Global Sales & Marketing, reporting directly to Ms. Bramson, to oversee the sales and marketing of our product lines, manage the sales and marketing staff, and assist in the preparation of sales projections and operating budgets.

In April 2014, we announced a voluntary recall of rechargeable batteries in certain of our handheld video monitors.  Currently, we believe costs associated with the voluntary recall will be low, and estimate such costs to be approximately $300,000, including expected shared costs from our monitor manufacturer. The shared costs were taken as a charge to our cost of goods sold in the first quarter of 2014.

Summary of Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2014 from our critical accounting policies and estimates disclosed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Results of Operations

	For the Three Months Ended
	(Unaudited)
	March 31, 2014	March 31, 2013
Net sales	$50,814	$59,118
Cost of goods sold	34,365	40,539
Gross profit	$16,449	$18,579

General & administrative expense	9,492	9,611
Selling expense	4,412	5,604
Depreciation and amortization	1,393	1,790
Operating income	$1,152	$1,574
Interest expense, net	(867)	(1,255)
Income before benefit for income taxes	$285	$319

Provision (benefit) for income taxes	96	(125)
Net income	$189	$444

Three Months Ended March 31, 2014 Compared with Three Months Ended March 31, 2013

Net sales declined 14.0% from approximately $59,118 for the three months ended March 31, 2013 to approximately $50,814 for the three months ended March 31, 2014. The decline was primarily attributable to exiting our licensing arrangements with Disney® and Carters® in order to focus on building our own Summer®, SwaddleMe®, and Born Free® branded products as well as a decline in monitor sales as a result of increased competition in the product category and lower sales with a major retail customer.  The decline was partially offset by growth in other customer accounts and growth in our core branded product offerings.

Cost of goods sold included the cost of the finished product from suppliers, duties on certain imported items, freight-in from suppliers, and miscellaneous charges. The components remained relatively the same for the quarter ended March 31, 2014 as compared to the quarter ended March 31, 2013.

Gross profit decreased 11.5% from $18,579 for the quarter ended March 31, 2013 to $16,449 for the quarter ended March 31, 2014. Gross margin as a percent of net sales increased from 31.4% for the quarter ended March 31, 2013 to 32.4% for the quarter ended March 31, 2014. The decline in gross profit dollars is attributable to the activities relating to the discontinuation of certain licensing arrangements as well the effect of a one-time charge in the first quarter of 2014 related to our voluntary battery recall of $300. The improvement in gross margin percent is attributable to a favorable mix of higher margin products sold and cost reduction actions taken to reduce the cost of our finished products.

General and administrative expenses decreased 1.2% from $9,611 for the quarter ended March 31, 2013 to $9,492 for the quarter ended March 31, 2014. General and administrative expenses increased as a percent of sales from 16.3% for the quarter ended March 31, 2013 to 18.7% for the quarter ended March 31, 2014. Excluding one-time charges associated with our leadership change and other restructuring costs in the first quarter of 2014 of $747, general and administrative expenses declined by 9.0%, which was attributable to the cost reductions initiated in 2013.

Selling expenses decreased 21.3% from $5,604 for the quarter ended March 31, 2013 to $4,412 for the quarter ended March 31, 2014. Selling expenses decreased as a percent of net sales from 9.5% for the quarter ended March 31, 2013 to 8.7% for the quarter ended March 31, 2014. This decrease in dollars and as a percent of sales for the quarter ended March 31, 2014 was primarily attributable to lower sales during the quarter as well as additional cost controls implemented over retailer program costs such as promotions, consumer advertising, cooperative advertising, and lower royalty costs under licensing agreements as part of discontinuing certain licensing arrangements.

Depreciation and amortization decreased 22.2% from $1,790 in the quarter ended March 31, 2013 to $1,393 for the quarter ended March 31, 2014. The decrease in depreciation is attributable to a reduction in capital investment as a result of disciplined capital expenditure management partially offset by higher amortization on finite-lived intangible assets added in 2013.

Interest expense decreased 30.9% from $1,255 in the quarter ended March 31, 2013 to $867 for the quarter ended March 31, 2014. Interest expense decreased as a result of lower interest rates on our new credit facilities and lower debt balances on a year over year basis.

For the quarter ended March 31, 2013, we recorded a $125 benefit for income taxes on $319 of pretax income. The tax benefit in 2013 is primarily attributable to the reinstatement in early 2013 of the federal R&D tax credit for 2012, taken as a discrete tax benefit in the quarter. For the quarter ended March 31, 2014, we recorded a $96 provision for income taxes on $285 of pretax income for the quarter, reflecting an estimated 33.6% tax rate for the quarter.

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

For the three months ended March 31, 2014, net cash provided by operating activities totaled $2,187. For the three months ended March 31, 2013, net cash provided by operating activities totaled $2,143. The small change in net cash relating to operating activities in 2014 as compared to 2013 is attributable to continued strong working capital management in collections, vendor management, and inventory.

For the three months ended March 31, 2014, net cash used in investing activities was approximately $548. For the three months ended March 31, 2013, net cash used in investing activities was $614. The decline in net cash used in investing activities was primarily attributable to continued prudent capital investment management in 2014.

Net cash used in financing activities was approximately $255 and $1,867 for the three months ended March 31, 2014 and 2013, respectively, for the pay down of our credit facilities.

Based primarily on the above factors, net cash increased for the three months ending March 31, 2014 by $1,073, resulting in a cash balance of approximately $2,646 at March 31, 2014.

Credit Facilities

On February 28, 2013, we, along with our subsidiary, Summer Infant (USA), Inc., entered into a new loan and security agreement (as subsequently amended, the “BofA Agreement”) with Bank of America, N.A. for a $80,000, asset-based revolving credit facility.  The BofA Agreement was subsequently amended in November 2013. The BofA Agreement replaced our prior credit facility with Bank of America, which was set to expire in December 2013. In conjuntion with our entry into the BofA Agreement, we also entered into a term loan with Salus Capital Partners, which is described below under “Term Loan.”

BofA Agreement

The BofA Agreement provides for an $80,000, asset-based revolving credit facility, with a $10,000 letter of credit sub-line facility.  The total borrowing capacity is based on a borrowing base, which is defined as 85% of our eligible receivables plus the lesser of (i) 70% of the value of eligible inventory or (ii) 85% of the net orderly liquidation value of eligible inventory and less reserves.

The scheduled maturity date of loans under the BofA Agreement is February 28, 2018 (subject to customary early termination provisions). All obligations under the BofA Agreement are secured by substantially all of our assets, subject to a first priority lien on certain assets held by the term-loan lender described below.  In addition, Summer Infant Canada Limited and Summer Infant Europe Limited, our subsidiaries, are guarantors under the BofA Agreement.  Proceeds from the loans under the BofA Agreement were used to satisfy existing debt, pay fees and transaction expenses associated with the closing of the BofA Agreement, pay obligations under the prior BofA Agreement, and were used to make payments on the Term Loan (as defined below) and for other general corporate purposes, including working capital.

Loans under the BofA Agreement bear interest, at our option, at a base rate or at LIBOR, plus applicable margins based on average quarterly availability under the BofA Agreement and ranging between 1.75% and 2.25% on LIBOR borrowings and 0.25% and 0.75% on base rate borrowings.  Interest payments are due monthly, payable in arrears.  We are also required to pay an annual non-use fee of 0.375% of the unused amounts under the BofA Agreement, as well as other customary fees as are set forth in the BofA Agreement.  As of March 31, 2014, the base rate on loans was 4.0% and the LIBOR rate was 2.5%.

Under the BofA Agreement, we are required to comply with certain financial covenants. Prior to the execution of an amendment to the BofA Agreement in November 2013, we were required, (i) for the first year of the loan, to maintain and earn a specified minimum, monthly consolidated EBITDA amount, with such specified amounts increasing over the first year of the loan to a minimum consolidated EBITDA of $12,000 at February 28, 2014, and (ii) beginning with the fiscal quarter ending March 31, 2014, was to maintain a fixed charge coverage ratio of at least 1.0 to 1.0 for each period of four fiscal quarters most recently ended.  For purposes of the financial covenants, consolidated EBITDA is defined as net income before interest, taxes, depreciation and amortization, plus certain customary expenses, fees and non-cash charges and minus certain customary non-cash items increasing net income.

On November 8, 2013, we entered into an amendment to the BofA Agreement (the “BofA Amendment”).  The BofA Amendment amended the financial covenants in the BofA Agreement to provide that (i) we are no longer required to comply with the minimum EBITDA covenants for any period ending after September 30, 2013 and (ii) we maintain a trailing 12-month fixed charge coverage ratio of at least 1.0 to 1.0, tested on a monthly basis, from and after September 30, 2013.

The BofA Agreement contains customary affirmative and negative covenants.  Among other restrictions, we are restricted in our ability to incur additional debt, make acquisitions or investments, dispose of assets, or make distributions unless in each case certain conditions are satisfied.  The BofA Agreement also contains customary events of default, including a cross default with the Term Loan, the occurrence of a material adverse event and the occurrence or a change of control.  In the event of a default, all of our obligations and the obligations of our subsidiaries under the BofA Agreement may be declared immediately due and payable.  For certain events of default relating to insolvency and receivership, all outstanding obligations would become due and payable.

The amount outstanding on the BofA Agreement at March 31, 2014 was $35,057. Total borrowing capacity under the BofA Agreement at March 31, 2014 was $45,684 and borrowing availability was $10,627.

Term Loan

On February 28, 2013, we, along with our subsidiary, Summer Infant (USA), Inc., as borrowers, entered into a term-loan agreement (the “Term Loan Agreement”) with Salus Capital Partners, LLC for a $15,000 term-loan (as subsequently amended, the “Term Loan”).

Proceeds from the Term Loan were used to repay certain existing debt, and were also used to finance the acquisition of working capital assets in the ordinary course of business, capital expenditures, and for other general corporate purposes.  The Term Loan is secured by certain of our assets, including a first priority lien on intellectual property, plant, property and equipment, and a pledge of 65% of the ownership interests in certain of our subsidiaries. The Term Loan matures on February 28, 2018.  In addition, Summer Infant Canada Limited and Summer Infant Europe Limited, our subsidiaries, are guarantors under the Term Loan Agreement.

The principal of the Term Loan is being repaid, on a quarterly basis, in installments of $375, commencing with the quarter ending September 30, 2013, until paid in full on termination.  The Term Loan bears interest at an annual rate equal to LIBOR, plus 10%, with a LIBOR floor of 1.25%.  Interest payments are due monthly, in arrears.  As of March 31, 2014, the interest rate on the Term Loan was 11.25%.

The Term Loan Agreement contains customary affirmative and negative covenants substantially the same as the BofA Agreement described above.  In addition, prior to the execution of the amendment to the Term Loan Agreement in November 2013, we were required to comply with certain financial covenants, including that we (i) meet the same minimum, monthly consolidated EBITDA as set forth in the BofA Agreement and (ii) initially maintaining a monthly senior leverage ratio of 1:1.  For periods after February 28, 2014, the senior leverage ratio will be based on an annual business plan to be approved by our Board of Directors and will be tested monthly on a trailing twelve month basis.  For purposes of the financial covenants in the Term Loan Agreement, the senior leverage ratio was defined as the ratio of (1) all amounts outstanding under the Term Loan Agreement and the BofA Agreement to (2) consolidated EBITDA for the twelve-month period ending as of the last day of the most recently ended fiscal month.  The Term Loan Agreement also contains events of default, including a cross default with the BofA Agreement, the occurrence of a material adverse event, the occurrence of a change of control, and the recall of products having a value of $2,000 or more.  In the event of a default, all of our obligations and the obligations of our subsidiaries under the Term Loan Agreement may be declared immediately due and payable.  For certain events of default relating to insolvency and receivership, all outstanding obligations would become due and payable.

On November 8, 2013, we entered into an amendment to the Term Loan Agreement (the “Term Loan Amendment”). The Term Loan Amendment amended the financial covenants in the Term Loan Agreement to provide that (i) we are no longer required to comply with the minimum EBITDA covenants for any period ending after September 30, 2013, (ii) we maintain a trailing 12-month fixed charge coverage ratio of at least 1.0 to1.0, tested on a monthly basis, from and after September 30, 2013, and (iii) commencing February 28, 2014, we maintain a trailing 12-month senior leverage ratio, tested on a monthly basis of (a) no more than 6.0 to 1.0 for the periods ending on or before June 30, 2014, (b) no more than 5.5 to 1.0 for periods ending July 1, 2014 through September 30, 2014, and (c) no more than 5.0 to 1.0 for periods following September 30, 2014.

The amount outstanding on the Term Loan at March 31, 2014 was $13,875.

We were in compliance with the financial covenants under the BofA Agreement and the Term Loan at March 31, 2014.

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

ITEM 3.                        Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

ITEM 4.                        Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as of March 31, 2014.  Our principal executive officer and principal financial officer have concluded, based on this evaluation, that our controls and procedures were effective as of March 31, 2014.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.                        Legal Proceedings.

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business.  We are not aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, results of operations or financial condition.

ITEM 1A.               Risk Factors.

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, except for the following risk factor:

Product liability, product recalls, and other claims relating to the use of our products could increase our costs.

Because we produce infant and juvenile health, safety and wellness consumer products, we face product liability risks relating to the use by consumers of our products. We also must comply with a variety of product safety and product testing regulations. In particular, our products are subject to the Consumer Product Safety Act, the Federal Hazardous Substances Act (“FHSA”) and the Consumer Product Safety Improvement Act (“CPSIA”), which empower the Consumer Product Safety Commission (the “CPSC”), to take action against hazards presented by consumer products. With expanded authority under the CPSIA, the CPSC has and continues to adopt new regulations for safety and products testing that apply to our products. These new regulations have or likely will significantly increase the regulatory requirements governing the manufacture and sale of children's products and increase the potential penalties for noncompliance with applicable regulations. The CPSC has the authority to exclude from the market and recall certain consumer products that are found to be potentially hazardous. Consumer product safety laws also exist in some states and cities within the United States and in Canada and Europe, as well as certain other countries. If we fail to comply with these laws and regulations, or if we face product liability claims, we may be subject to damage awards or settlement costs that exceed any available insurance coverage and we may incur significant costs in complying with recall requirements.

We maintain a quality control program to help ensure compliance with applicable product safety requirements. Nonetheless, we have experienced, and may in the future experience, issues in products that may lead to product liability, personal injury or property damage claims, recalls, withdrawals, replacements of products, or regulatory actions by governmental authorities. A product recall could have a material adverse effect on our results of operations and financial condition, depending on the product affected by the recall and the extent of the recall efforts required. A product recall could also negatively affect our reputation and the sales of other products. Furthermore, concerns about potential liability may lead us to recall voluntarily selected products. For instance, in April 2014, we initiated a recall of rechargeable batteries in certain of our handheld video monitors, and in 2011, we undertook voluntary action to re-label our audio/video nursery monitors and recorded a charge in connection with the settlement of outstanding litigation related to our analog video nursery monitors. Complying with existing or any such additional regulations or requirements could impose increased costs on our business operations, decrease sales, increase legal fees and other costs, and put us at a competitive disadvantage compared to other manufacturers not affected by similar issues with products, any of which could have a significant adverse effect on our financial condition. Similarly, increased penalties for non-compliance could subject us to greater expense in the event any of our products were found to not comply with such regulations.

ITEM 2.                        Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3.                        Defaults Upon Senior Securities.

None.

ITEM 4.                        Mine Safety Disclosures.

Not applicable.

ITEM 5.                        Other Information.

On May13, 2014, we announced that we will hold our 2014 Annual Meeting of Stockholders on Wednesday, August 13, 2014. Because the expected meeting date for the 2014 Annual Meeting represents a change of more than thirty days from the anniversary of our 2013 annual meeting of stockholders held on June 12, 2013, we have set a new deadline for the receipt of stockholder proposals submitted pursuant to Rule 14a-8 under the Securities Exchange Act of 1934 for inclusion in our proxy materials for the 2014 Annual Meeting. In order to be considered timely, such proposals must comply with the stockholder proposal requirements set forth in our Amended and Restated Bylaws and be received by the Company on or before June 14, 2014 at our principal office at 1275 Park East Drive, Woonsocket, Rhode Island 02895, Attention: Secretary.

ITEM 6.                        Exhibits.

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Summer Infant, Inc.

Date: May 13, 2014	By:	/s/ Carol Bramson
Carol Bramson
Chief Executive Officer

Date: May 13, 2014	By:	/s/ Paul Francese
Paul Francese
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1

Separation Agreement and Release, dated as of January 15, 2014, by and between the Registrant and Jason Macari (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 17, 2014).

10.2

Employment Agreement, dated as of January 16, 2014, by and between Summer Infant, Inc. and Carol Bramson (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 17, 2014).

10.3	Summer Infant, Inc. Form of Indemnification Agreement (for officers and directors) (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on January 17, 2014).

10.4

Offer Letter and Change of Control Agreement by and between the Registrant and Kenneth Price (Incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K filed on March 11, 2014).

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