Form 10-Q
period 2014-06-30
Summer Infant, Inc.
filed 2014-08-14
CIK 1314772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

Summer Infant, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Commission File Number: 001-33346

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

As of August 1, 2014, there were 18,054,582 shares outstanding of the registrant’s Common Stock, $0.0001 par value per share.

Summer Infant, Inc.`

Form 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.                        Condensed Consolidated Financial Statements (unaudited)

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

Note that all amounts presented in the table below are in thousands of U.S. dollars, except share and par value amounts.

	Unaudited
	June 30, 2014	December 31, 2013
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$1,632	$1,573
Trade receivables, net of allowance for doubtful accounts	41,434	34,574
Inventory, net	46,055	38,378
Prepaids and other current assets	1,839	1,890
Deferred tax assets	832	832
TOTAL CURRENT ASSETS	91,792	77,247
Property and equipment, net	13,814	14,796
Other intangible assets, net	21,236	21,575
Other assets	1,569	1,749
TOTAL ASSETS	$128,411	$115,367

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$43,839	$31,730
Current portion of long-term debt (including capital leases)	1,749	1,962
TOTAL CURRENT LIABILITIES	45,588	33,692
Long-term debt, less current portion	47,707	47,756
Other liabilities	3,154	3,289
Deferred tax liabilities	3,137	3,140
TOTAL LIABILITIES	99,586	87,877

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.0001 par value, 1,000,000 authorized, none issued or outstanding at June 30, 2014 and December 31, 2013, respectively	—	—
Common Stock $0.0001 par value, authorized, issued and outstanding of 49,000,000, 18,326,231, and 18,054,582 at June 30, 2014 and 49,000,000, 18,257,924, and 17,986,275 at December 31, 2013, respectively	2	2
Treasury Stock at cost (271,649 shares at June 30, 2014 and December 31, 2013)	(1,283)	(1,283)
Additional paid-in capital	74,259	73,715
Accumulated deficit	(43,663)	(44,167)
Accumulated other comprehensive loss	(490)	(777)
TOTAL STOCKHOLDERS’ EQUITY	28,825	27,490
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$128,411	$115,367

See notes to condensed consolidated financial statements

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

Note that all amounts presented in the table below are in thousands of U.S. dollars, except share and per share amounts.

	Unaudited		Unaudited
	For the three months ended		For the six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Net sales	$52,556	$53,779	$103,370	$112,897

Cost of goods sold	35,112	36,800	69,477	77,339

Gross profit	17,444	16,979	33,893	35,558

General & administrative expenses	9,904	9,287	19,396	18,898

Selling expenses	4,874	5,594	9,286	11,198

Depreciation and amortization	1,370	1,627	2,763	3,417

Operating income	1,296	471	2,448	2,045

Interest expense, net	834	928	1,701	2,183

Income (loss) before provision (benefit) for income taxes	462	(457)	747	(138)

Provision (benefit) for income taxes	147	(153)	243	(278)

NET INCOME (LOSS)	$315	$(304)	$504	$140

Net income (loss) per share:

BASIC	$0.02	$(0.02)	$.03	$0.01

DILUTED	$0.02	$(0.02)	$.03	$0.01

Weighted average shares outstanding:

BASIC	18,013,484	17,905,147	18,000,797	17,884,503

DILUTED	18,124,930	17,905,147	18,042,099	17,973,666

See notes to condensed consolidated financial statements.

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

Note that all amounts presented in the table below are in thousands of U.S. dollars.

	Unaudited		Unaudited
	For the three months ended		For the six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net income (loss)	$315	$(304)	$504	$140
Other comprehensive income (loss):
Changes in foreign currency translation adjustments	546	(2)	287	(503)

Comprehensive income (loss)	$861	$(306)	$791	$(363)

See notes to condensed consolidated financial statements.

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Note that all amounts presented in the table below are in thousands of U.S. dollars.

	Unaudited
	For the six months ended
	June 30, 2014	June 30, 2013
Cash flows from operating activities:

Net income	$504	$140

Adjustments to reconcile net income to net cash provided by operating activities

Depreciation and amortization	2,763	3,417

Stock-based compensation expense	543	516

Loss on asset disposal	—	70

Changes in assets and liabilities:

(Increase) decrease in trade receivables	(6,743)	6,594

(Increase) decrease in inventory	(7,591)	7,892

Decrease (increase) in prepaids and other assets	370	(1,544)

Increase in accounts payable and accrued expenses	11,918	1,373

Net cash provided by operating activities	1,764	18,458

Cash flows from investing activities:

Acquisitions of other intangible assets	(227)	(220)

Proceeds from sale of assets	—	138

Acquisitions, net of cash acquired	—	(75)

Acquisitions of property and equipment	(1,232)	(1,359)

Net cash used in investing activities	(1,459)	(1,516)

Cash flows from financing activities:

Proceeds from exercise of stock options	—	32

Net repayment on financing arrangements	(262)	(16,503)

Net cash used in financing activities	(262)	(16,471)

Effect of exchange rate changes on cash and cash equivalents	16	(94)

Net increase in cash and cash equivalents	59	377

Cash and cash equivalents, beginning of period	1,573	3,132

Cash and cash equivalents, end of period	$1,632	$3,509

Supplemental disclosure of cash flow information:

Cash paid for interest	$1,339	$1,768

Cash paid for income taxes	$13	$266

See notes to condensed consolidated financial statements.

SUMMER INFANT, INC.  AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.                                      BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Summer Infant, Inc., together with its subsidiaries, (the “Company” or “Summer”) is a global designer, marketer, and distributor of branded juvenile health, safety and wellness products which are sold principally to large North American and international retailers and distributors. The Company currently markets its products in several product categories such as monitors, health and safety, nursery, feeding, baby gear and furniture. Most products are sold under the Company’s core brand names of Summer®, SwaddleMe®, and Born Free®. The Company’s significant product offerings include audio/video monitors, safety gates, bath tubs and bathers, durable bath products, bed rails, swaddling blankets, baby bottles, warming/sterilization systems, booster and potty seats, bouncers, travel accessories, high chairs, swings, car seats, strollers, and nursery furniture.

Basis of Presentation and Principles of Consolidation

The accompanying interim condensed consolidated financial statements of the Company are unaudited, but in the opinion of management, reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results for the interim periods. Accordingly, they do not include all information and notes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. The results of operations for interim periods are not necessarily indicative of results to be expected for the entire fiscal year or any other period. The balance sheet at December 31, 2013 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes for the year ended December 31, 2013 included in its Annual Report on Form 10-K filed with the SEC on March 11, 2014 and amended on April 29, 2014 (as amended, the “2013 10-K”).

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

Sales incentives or other consideration given by the Company to customers that are considered adjustments to the selling price of the Company’s products, such as markdowns, are reflected as reductions of revenue. Sales incentives and other consideration that represent costs incurred by the Company for assets or services received, such as the appearance of the Company’s products in a customer’s national circular ad, are reflected as selling expenses.

Income Taxes

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred income tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carry-

forwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, that it is more likely than not that such benefits will be realized.

Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon adoption and in subsequent periods. At June 30, 2014 and December 31, 2013, the Company did not have any uncertain tax positions. No interest and penalties related to uncertain tax positions were accrued at June 30, 2014 and December 31, 2013.

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

Net Income (Loss) Per Share

Basic earnings (loss) per share for the Company are computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share includes the dilutive impact of outstanding stock options and unvested restricted shares.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued new accounting guidance related to revenue recognition. This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective beginning January 1, 2017 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements.

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

Loans under the BofA Agreement bear interest, at the Company’s option, at a base rate or at LIBOR, plus applicable margins based on average quarterly availability under the BofA Agreement and ranging between 1.75% and 2.25% on LIBOR borrowings and 0.25% and 0.75% on base rate borrowings.  Interest payments are due monthly, payable in arrears.  The Company is also required to pay an annual non-use fee of 0.375% of the unused amounts under the BofA Agreement, as well as other customary fees as are set forth in the BofA Agreement.  As of June 30, 2014, the base rate on loans was 4.0% and the LIBOR rate was 2.5%.

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

On November 8, 2013, the Company entered into an amendment to the BofA Agreement (the “BofA Amendment”).  The BofA Amendment amended the financial covenants in the BofA Agreement to provide that (i) the Company is no longer required to comply with the prior minimum EBITDA covenants for any period ending after September 30, 2013 and (ii) the Company maintain a trailing 12-month fixed charge coverage ratio of at least 1.0 to 1.0, tested on a monthly basis, from and after September 30, 2013.

The BofA Agreement contains customary affirmative and negative covenants.  Among other restrictions, the Company is restricted in its ability to incur additional debt, make acquisitions or investments, dispose of assets, or make distributions unless in each case certain conditions are satisfied.  The BofA Agreement also contains customary events of default, including a cross default with the Term Loan, the occurrence of a material adverse event and the occurrence of a change of control.  In the event of a default, all of the obligations of the Company and its subsidiaries under the BofA Agreement may be declared immediately due and payable.  For certain events of default relating to insolvency and receivership, all outstanding obligations would become due and payable.

The amount outstanding on the BofA Agreement at June 30, 2014 was $35,581. Total borrowing capacity under the BofA Agreement at June 30, 2014 was $57,626 and borrowing availability was $22,045.

Term Loan

On February 28, 2013 the Company and its subsidiary, Summer Infant (USA), Inc., as borrowers, entered into a term loan agreement (as subsequently amended, the “Term Loan Agreement”) with Salus Capital Partners, LLC, for a $15,000 term loan (the “Term Loan”).

Proceeds from the Term Loan were used to repay certain existing debt, and to finance the acquisition of working capital assets in the ordinary course of business, capital expenditures, and for other general corporate purposes.  The Term Loan is secured by certain assets of the Company, including a first priority lien on intellectual property, plant, property and equipment, and a pledge of 65% of the ownership interests in certain subsidiaries of the Company.  The Term Loan matures on February 28, 2018.  In addition, Summer Infant Canada Limited and Summer Infant Europe Limited, subsidiaries of the Company, are guarantors under the Term Loan Agreement.

The principal of the Term Loan is being repaid, on a quarterly basis, in installments of $375, commencing with the quarter ending September 30, 2013, until paid in full on termination.  The Term Loan bears interest at an annual rate equal to LIBOR, plus 10%, with a LIBOR floor of 1.25%.  Interest payments are due monthly, in arrears.  As of June 30, 2014, the interest rate on the Term Loan was 11.25%.

The Term Loan Agreement contains customary affirmative and negative covenants substantially the same as the BofA Agreement.  In addition, prior to the execution of an amendment to the Term Loan Agreement in November 2013, the Company was required to comply with certain financial covenants, including that the Company (i) meet the same minimum, monthly consolidated EBITDA as set forth in the BofA Agreement and (ii) initially maintaining a monthly senior leverage ratio of 1:1.  For periods after February 28, 2014, the senior leverage ratio was to be based on an annual business plan to be approved by the Company’s Board of Directors and will be tested monthly on a trailing twelve month basis.  For purposes of the financial covenants in the Term Loan Agreement, the senior leverage ratio was defined as the ratio of (1) all amounts outstanding under the Term Loan Agreement and the

BofA Agreement to (2) consolidated EBITDA for the twelve-month period ending as of the last day of the most recently ended fiscal month.  The Term Loan Agreement also contains events of default, including a cross default with the BofA Agreement, the occurrence of a material adverse event, the occurrence of a change of control, and the recall of products having a value of $2,000 or more.  In the event of a default, all of the obligations of the Company and its subsidiaries under the Term Loan Agreement may be declared immediately due and payable.  For certain events of default relating to insolvency and receivership, all outstanding obligations would become due and payable.

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

The amount outstanding on the Term Loan at June 30, 2014 was $13,500.

Aggregate maturities of bank debt related to the BofA Agreement and the Term Loan are as follows:

Year ending December 31:	2014	$750
	2015	$1,500
	2016	$1,500
	2017	$1,500
	2018	$43,831
	Total	$49,081

3.                                      INTANGIBLE ASSETS

Intangible assets consisted of the following:

	June 30,	December 31,
	2014	2013

Brand names	$14,812	$14,812
Patents and licenses	3,605	3,378
Customer relationships	6,946	6,946
Other intangibles	1,882	1,882
	27,245	27,018
Less: Accumulated amortization	(6,009)	(5,443)
Intangible assets, net	$21,236	$21,575

The amortization period for the majority of the intangible assets ranges from 5 to 20 years for those assets that have an estimated life; certain of the assets have indefinite lives (brand names). Total of intangibles not subject to amortization amounted to $12,308 at June 30, 2014 and December 31, 2013, respectively.

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

5.                                      SHARE BASED COMPENSATION

The Company is authorized to issue up to 3,000,000 shares for equity awards under the Company’s 2006 Performance Equity Plan (“2006 Plan”) and 500,000 shares for equity awards under the Company’s 2012 Incentive Compensation Plan (“2012 Plan”). On August 13, 2014, the Company’s stockholders approved an increase of shares available under the 2012 Plan from 500,000 to 1,100,000 shares.

Under the 2006 Plan and 2012 Plan, awards may be granted to participants in the form of non-qualified stock options, incentive stock options, restricted stock, deferred stock, restricted stock units and other stock-based awards. Subject to the provisions of the plans, awards may be granted to employees, officers, directors, advisors and consultants who are deemed to have rendered or are able to render significant services to the Company or its subsidiaries and who are deemed to have contributed or to have the potential to contribute to the Company’s success. The Company accounts for options under the fair value recognition standard. The application of this standard resulted in share-based compensation expense for the three months ended June 30, 2014 and 2013 of $290 and $338, respectively, and share-based compensation expense for the six months ended June 30, 2014 and 2013 of $543 and $516, respectively. Share based compensation expense is included in selling, general and administrative expenses. There were no share-based payment arrangements capitalized as part of the cost of an asset.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the table below. The Company uses the simplified method to estimate the expected term of the options, but used an estimate for grants of “plain vanilla” stock options based on a formula prescribed by the SEC. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Share- based compensation expense recognized in the consolidated financial statements in 2014 and 2013 is based on awards that are ultimately expected to vest.

As of June 30, 2014, there were 1,869,930 stock options outstanding and 314,054 unvested restricted shares outstanding.

During the six months ended June 30, 2014, the Company granted 549,000 stock options and granted 115,500 shares of restricted stock. The following table summarizes the weighted average assumptions used for stock options granted during the periods ended June 30, 2014 and 2013.

	2014	2013
Expected life (in years)	4.83	6.0
Risk-free interest rate	1.72%	1.71%
Volatility	63.1%	55.0%
Dividend yield	0%	0%
Forfeiture rate	12.9%	10.0%

As of June 30, 2014, there are 86,952 shares available to grant under the 2006 Plan and no shares available to grant under the 2012 Plan.

6.                                      WEIGHTED AVERAGE COMMON SHARES

Basic and diluted earnings or loss per share is based upon the weighted average number of common shares outstanding during the period.  The Company does not include the anti-dilutive effect of common stock equivalents, including stock options, in computing net income (loss) per diluted common share.  The computation of diluted common shares for the three months ended June 30, 2014 excluded 1,807,961 outstanding stock options and 265,077 outstanding shares of restricted stock. The computation of diluted common shares for the six months ended June 30, 2014 excluded 1,849,171 outstanding stock options and 294,011 outstanding shares of restricted stock.

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

ITEM 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking information and statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All forward-looking statements included in this document are based on information available to us on the date hereof. It is important to note that our actual results could differ materially from those projected in such forward-looking statements contained in this Form 10-Q. These forward-looking statements include statements concerning our expectations regarding: our business strategy and future growth and profitability; our ability to leverage our retail knowledge and to deliver high quality, innovative products to the marketplace; our ability to maintain and build upon our existing customer and supplier relationships; our ability to grow our business through increasing our presence in existing stores and online via our e-commerce platform, expanding customer relationships, diversifying our customer base and entering new geographic locations; our ability to build our core brands through improved marketing efforts; our ability to improve our operational efficiency and achieve savings from our cost reduction activities; and the financial and reputational impact of the voluntary recall and the fluctuation of market trends in the juvenile products industry. These statements are based on current expectations that involve numerous risks and uncertainties.  These risks and uncertainties include the concentration of our business with retail customers; the financial status of our customers and their ability to pay us in a timely manner; our ability to introduce new products or improve existing products that satisfy consumer preferences; our ability to develop new or improved products in a timely and cost-efficient manner; our ability to compete with larger and more financially stable companies in our markets; our ability to comply with financial and other covenants in our debt agreements; our dependence on key personnel; our reliance on foreign suppliers and potential disruption in foreign markets in which we operate; increases in the cost of raw materials used to manufacture our products; compliance with safety and testing regulations for our products; product liability claims arising from use of our products; unanticipated tax liabilities; an impairment of other intangible assets; and other risks as detailed in our Annual Report on Form 10-K for the year ended December 31, 2013 (as amended, the “2013 10-K”) and subsequent filings with the Securities and Exchange Commission. All these matters are difficult or impossible to predict accurately, many of which may be beyond our control. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate.

The following discussion is intended to assist in the assessment of significant changes and trends related to the results of operations and financial condition of our Company and our consolidated subsidiaries.  This Management’s Discussion and Analysis should be read together with the unaudited interim condensed consolidated financial statements and related notes included elsewhere in this filing and with our consolidated financial statements for the year ended December 31, 2013 included in our 2013 10-K.

Note that all dollar amounts in this section are in thousands of U.S. dollars, except share and per share data.

Overview

Founded in 1985 and publicly traded on the Nasdaq Stock Market since 2007 under the symbol “SUMR,” we are a global designer, marketer, and distributor of branded juvenile health, safety and wellness products (for ages 0-3 years) that are sold principally to large North American and international retailers. We currently market our products in the monitoring, health and safety, nursery, baby gear, feeding, and furniture product categories. Most of our products are sold under our core brand names of Summer®, SwaddleMe®, and Born Free®. Our significant product offerings include audio/video monitors, safety gates, bath tubs and bathers, durable bath products, bed rails, swaddling blankets, baby bottles, warming/sterilization systems, booster and potty seats, bouncers, travel accessories, high chairs, swings, car seats, strollers, and nursery furniture. We also market certain products under license agreements.

Our products are sold globally primarily to large, international retailers, and we also sell to independent retailers. In North America, our customers include Babies R Us, Wal-Mart, Target, Amazon.com, Buy Buy Baby, Burlington Coat Factory, Kmart, Home Depot, and Lowe’s. Our largest European-based customers are Mothercare, Toys R Us, Argos and Tesco. We also sell through several international representatives to select international retail customers in geographic locations where we do not have a direct sales presence.

The juvenile products industry is currently estimated to be $18 billion worldwide and consumer focus is on quality, safety, innovation, and style. Due to the halo effect of baby products in retail stores, there also is a strong retailer commitment to the juvenile products category.

Strategy

We have focused on growing sales through a combination of increased product penetration and store penetration, offering new products, adding new mass merchant retail customers and distribution channels, international expansion, and strategic acquisitions.

While the refinement of our business strategy is continuously ongoing, we have identified below four key areas of our current business strategy:

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

•                  Cultivating Relationships and Diversification — We believe we have strong partnerships with our long-standing retail customers. We have also developed strong relationships with a group of suppliers that provide us with the flexibility needed to engineer our products in a cost-efficient manner and to respond quickly to customer demands. We will continue to focus on building on these existing relationships and partnerships, which we believe will lead to increased presence of our products in stores, including expansion of our footprint into new geographic locations, and online as we enhance our e-commerce platform.  We will also continue to work with a growing number of specialty retail operators that allow us to continue our pursuit of a “good, better, best” approach and with customers seeking differentiated products and support. We will also plan to continue efforts to expand our business internationally.

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

Recent Developments

In November 2013, we initiated additional cost reduction actions, including global staff reductions, and reductions in temporary labor, professional fees and outside services which resulted in a fourth quarter of 2013 charge of $614. We expect the actions taken in 2013 will result in additional annual cost savings in 2014.

We completed the process of exiting our licensing arrangements with Disney® in the second quarter of 2013 and Carters® in the first quarter of 2014 to focus on building our own Summer®, SwaddleMe®, and Born Free® branded products.  As a result of exiting these activities, we have and expect to continue to generate lower licensed product sales in 2014. Consequently, we also expect to have a lower level of closeout and promotional sales at lower margins that affect our gross profit and gross margins in 2014 as compared to 2013.

In January 2014, we announced changes in our executive leadership team. Effective February 1, 2014, Carol Bramson, a member of our Board of Directors, was appointed our Chief Executive Officer to replace Jason Macari. Mr. Macari continues to serve on our Board of Directors. In addition, we announced that Ken Price joined us as President of Global Sales &

Marketing, reporting directly to Ms. Bramson, to oversee the sales and marketing of our product lines, manage the sales and marketing staff, and assist in the preparation of sales projections and operating budgets.

In April 2014, we announced a voluntary recall of rechargeable batteries in certain of our handheld video monitors.  Currently, we believe costs associated with the voluntary recall will be low, and estimate such costs to be approximately $300, including expected shared costs from our monitor manufacturer. The shared costs were taken as a charge to our cost of goods sold in the first quarter of 2014.

Summary of Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates during the three months ended June 30, 2014 from our critical accounting policies and estimates disclosed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2013 10-K.

Results of Operations

	For the three months ended		For the six months ended
	(Unaudited)		(Unaudited)
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net sales	$52,556	$53,779	$103,370	$112,897
Cost of goods sold	35,112	36,800	69,477	77,339
Gross profit	17,444	16,979	33,893	35,558
General & administrative expenses	9,904	9,287	19,396	18,898
Selling expenses	4,874	5,594	9,286	11,198
Depreciation and amortization	1,370	1,627	2,763	3,417
Operating income	1,296	471	2,448	2,045
Interest expense, net	834	928	1,701	2,183
Income (loss) before provision (benefit) for income taxes	462	(457)	747	(138)
Provision (benefit) for income taxes	147	(153)	243	(278)
Net income (loss)	$315	$(304)	$504	$140

Three months ended June 30, 2014 compared with three months ended June 30, 2013

Net sales declined 2.3% from approximately $53,779 for the three months ended June 30, 2013 to approximately $52,556 for the three months ended June 30, 2014. The modest decline in sales for the quarter ended June 30, 2014 was primarily attributable to exiting our licensing arrangements with Disney® and Carters® in order to focus on building our own Summer®, SwaddleMe®, and Born Free® branded products, lower closeout sales and lower sales with one of our major retail customers.  This decline was partially offset by growth in other customer accounts and growth in our core branded product offerings.

Cost of goods sold included the cost of the finished product from suppliers, duties on certain imported items, freight-in from suppliers, and miscellaneous charges. The components remained relatively the same for the quarter ended June 30, 2014 as compared to the quarter ended June 30, 2013.

Gross profit increased 2.7% from $16,979 for the quarter ended June 30, 2013 to $17,444 for the quarter ended June 30, 2014. Gross margin increased from 31.6% for the quarter ended June 30, 2013 to 33.2% for the quarter ended June 30, 2014. The 160 basis point improvement in gross margin was due to a favorable mix of higher margin products sold and cost reduction actions.

General and administrative expenses increased 6.6% from $9,287 for the quarter ended June 30, 2013 to $9,904 for the quarter ended June 30, 2014. General and administrative expenses also increased as a percent of sales from 17.3% for the quarter ended June 30, 2013 to 18.8% for the quarter ended June 30, 2014. The increase in general and administrative expense dollars and as a percent of sales is attributable to higher distribution costs, nonrecurring patent settlement costs, and investment in sales, executive and product development resources incurred in 2014 offset, in part, by cost reduction actions taken in the fourth quarter of 2013.

Selling expenses decreased 12.9% from $5,594 for the quarter ended June 30, 2013 to $4,874 for the quarter ended June 30, 2014. Selling expenses also decreased as a percent of sales from 10.4% for the quarter ended June 30, 2013 to 9.3% for the quarter ended June 30, 2014. This decrease in dollars and as a percent of sales for the quarter ended June 30, 2014 was primarily attributable to lower sales during the quarter as well as additional cost controls implemented over retailer programs such as cooperative advertising and lower royalty costs under licensing agreements as part of discontinuing certain licensing arrangements.

Depreciation and amortization decreased 15.8% from $1,627 in the quarter ended June 30, 2013 to $1,370 for the quarter ended June 30, 2014. The decrease in depreciation is attributable to a reduction in capital investment partially offset by higher amortization on new finite-lived intangible assets capitalized in 2013.

Interest expense decreased 10.1% from $928 in the quarter ended June 30, 2013 to $834  for the quarter ended June 30, 2014. Interest expense decreased as a result of lower interest rates on our new credit facilities and lower average daily debt balances on a year over year basis.

For the quarter ended June 30, 2013, we recorded a $153 benefit for income taxes on $457 of pretax loss, reflecting an estimated 33.5% tax rate for the quarter. For the quarter ended June 30, 2014, we recorded a $147 tax provision on $462 of pretax income for the quarter, reflecting an estimated 31.8% tax rate for the quarter.

Six months ended June 30, 2014 compared with six months ended June 30, 2013

Net sales declined 8.4% from $112,897 for the six months ended June 30, 2013 to $103,370 for the six months ended June 30, 2014. The decline was primarily attributable to exiting our licensing arrangements with Disney® and Carters® in order to focus on building our own Summer®, SwaddleMe®, and Born Free® branded products, lower closeout sales, and lower sales with one of our a major retail customers.  This decline was partially offset by growth in other customer accounts and growth in our core branded product offerings.

Cost of goods sold included the cost of the finished product from suppliers, duties on certain imported items, freight-in from suppliers, and miscellaneous charges. The components remained relatively the same for the six months ended June 30, 2014 as compared to the quarter ended June 30, 2013.

Gross profit decreased 4.7% from $35,558 for the six months ended June 30, 2013 to $33,893 for the six months ended June 30, 2014. Gross margin increased from 31.5% for the six months ended June 30, 2013 to 32.8% for the quarter ended June 30, 2014. The decline in gross profit dollars is attributable to the activities relating to the discontinuation of certain licensing arrangements and the effect of a charge in the first quarter of 2014 related to our voluntary battery recall of $300. The 130 basis point improvement in gross margin was due to a favorable mix of higher margin products sold and cost reduction actions.

General and administrative expenses increased 2.6% from $18,898 for the six months ended June 30, 2013 to $19,396 for the six months ended June 30, 2014. General and administrative expense increased as a percent of sales from 16.7% for the six months ended June 30, 2013 to 18.8% for the six months ended June 30, 2014. Excluding charges of $747 associated with our leadership change and other restructuring costs in the first quarter of 2014, general and administrative expenses declined by 1.3%, which was attributable to the cost reductions initiated in 2013 partially offset by higher distribution costs, staff investments, and nonrecurring patent settlement costs.

Selling expenses decreased 17.1% from $11,198 for the six months ended June 30, 2013 to $9,286 for the six months ended June 30, 2014. Selling expenses also decreased as a percent of sales from 9.9% for the six months ended June 30, 2013 to 9.0% for the six months ended June 30, 2014. This decrease in dollars and as a percent of sales for the six months ended June 30, 2014 was primarily attributable to lower sales during the period as well as additional cost controls implemented over retailer programs such as cooperative advertising and lower royalty costs under licensing agreements as part of discontinuing certain licensing arrangements.

Depreciation and amortization decreased 19.1% from $3,417 in the six months ended June 30, 2013 to $2,763 for the six months ended June 30, 2014. The decrease in depreciation is attributable to a reduction in capital investment partially offset by higher amortization on new finite-lived intangible assets capitalized in 2013.

Interest expense decreased 22.1% from $2,183 in the six months ended June 30, 2013 to $1,701 for the six months ended June 30, 2014. Interest expense decreased as a result of lower interest rates on our new credit facilities and lower average daily debt balances on a year over year basis.

For the six months ended June 30, 2013, we recorded a $278 benefit for income taxes on $138 of pretax loss. The 2013 period included the reinstatement of the federal R&D tax credit for 2012 of $235, taken as a discrete tax benefit. Excluding the reinstatement of the federal R&D tax credit, our estimated tax rate for the 2013 period was 31%. For the six months ended June 30, 2014, we recorded a $243 tax provision on $747 of pretax income for the period resulting in an estimated tax rate of 32.5% for the period.

Liquidity and Capital Resources

We fund our operations and working capital needs through cash generated from operations and borrowings under our credit facilities.

Cash Flows

In our typical operational cash flow cycle, inventory is purchased to meet expected demand plus a safety stock. Because the majority of our suppliers are based in Asia, inventory takes approximately three to four weeks to arrive from Asia to the various distribution points we maintain in the United States, Canada and the United Kingdom. Payment terms for these vendors are approximately 60-90 days from the date the product ships from Asia, therefore we are generally paying for the product a short time after it is physically received in the United States.  In turn, sales to customers generally have payment terms of 30 to 60 days, resulting in an accounts receivable and increasing the amount of cash required to fund working capital.  To bridge the gap between paying our suppliers and receiving payment from our customers for goods sold, we rely on our credit facilities.

For the six months ending June 30, 2014, net cash provided by operating activities totaled $1,764. For the six months ended June 30, 2013, net cash provided by operating activities totaled $18,458.The decline in net cash generated from operating activities for the six months ended June 30, 2014 as compared to the same period in the prior year is primarily attributable to the nonrepeating benefit generated from improved working capital management in 2013 and investments made in inventory in the first half of 2014 in safety stock for improving sales, new product introductions, and anticipation of a potential port strike on the west coast, where our main distribution center is located. We expect inventory to decline in the latter half of 2014 as some of these safety stock needs subside.

For the six months ended June 30, 2014, net cash used in investing activities was approximately $1,459. For the six months ending June 30, 2013, net cash used in investing activities was $1,516. The decline in net cash used in investing activities was primarily attributable to improved capital investment management.

For the six months ended June 30, 2014, net cash used in financing activities was approximately $262, reflecting a pay down of our credit facilities. For the six months ended June 30, 2013, net cash used by financing activities was $16,471, reflecting a pay down of our credit facilities.

Based primarily on the above factors, net cash increased for the six months ended June 30, 2014 by $59, resulting in a cash balance of approximately $1,632 at June 30, 2014.

Capital Resources

In addition to operating cash flow, we also rely on our existing asset-based lending facility to meet our financing requirements, which are subject to changes in our inventory and receivable levels.  We believe that our anticipated cash flow from operations and availability under our existing credit facility are sufficient to fund our working capital, capital expenditures and debt service requirements for at least the next 12 months.

Credit Facilities

On February 28, 2013, we, along with our subsidiary, Summer Infant (USA), Inc., entered into a new loan and security agreement (as subsequently amended, the “BofA Agreement”) with Bank of America, N.A. for a $80,000, asset-based revolving credit facility. The BofA Agreement was subsequently amended in November 2013. The BofA Agreement replaced our prior credit facility with Bank of America, which was set to expire in December 2013. In conjunction with our entry into the BofA Agreement, we also entered into a term loan with Salus Capital Partners, which is described below under “Term Loan.”

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

The scheduled maturity date of loans under the BofA Agreement is February 28, 2018, subject to customary early termination provisions. All obligations under the BofA Agreement are secured by substantially all of our assets, subject to a first priority lien on certain assets held by the term-loan lender described below.  In addition, Summer Infant Canada Limited and Summer Infant Europe

Limited, our subsidiaries, are guarantors under the BofA Agreement.  Proceeds from the loans under the BofA Agreement were used to satisfy existing debt, pay fees and transaction expenses associated with the closing of the BofA Agreement, pay obligations under the prior BofA Agreement, and were used to make payments on the Term Loan (as defined below) and for other general corporate purposes, including working capital.

Loans under the BofA Agreement bear interest, at our option, at a base rate or at LIBOR, plus applicable margins based on average quarterly availability under the BofA Agreement and ranging between 1.75% and 2.25% on LIBOR borrowings and 0.25% and 0.75% on base rate borrowings.  Interest payments are due monthly, payable in arrears.  We are also required to pay an annual non-use fee of 0.375% of the unused amounts under the BofA Agreement, as well as other customary fees as are set forth in the BofA Agreement.  As of June 30, 2014, the base rate on loans was 4.0% and the LIBOR rate was 2.5%.

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

On November 8, 2013, we entered into an amendment to the BofA Agreement (the “BofA Amendment”).  The BofA Amendment amended the financial covenants in the BofA Agreement to provide that (i) we are no longer required to comply with the prior minimum EBITDA covenants for any period ending after September 30, 2013 and (ii) we maintain a trailing 12-month fixed charge coverage ratio of at least 1.0 to 1.0, tested on a monthly basis, from and after September 30, 2013.

The BofA Agreement contains customary affirmative and negative covenants.  Among other restrictions, we are restricted in our ability to incur additional debt, make acquisitions or investments, dispose of assets, or make distributions unless in each case certain conditions are satisfied.  The BofA Agreement also contains customary events of default, including a cross default with the Term Loan, the occurrence of a material adverse event and the occurrence of a change of control.  In the event of a default, all of our obligations and the obligations of our subsidiaries under the BofA Agreement may be declared immediately due and payable.  For certain events of default relating to insolvency and receivership, all outstanding obligations would become due and payable.

The amount outstanding on the BofA Agreement at June 30, 2014 was $35,581. Total borrowing capacity under the BofA Agreement at June 30, 2014 was $57,626 and borrowing availability was $22,045.

Term Loan

On February 28, 2013, we, along with our subsidiary, Summer Infant (USA), Inc., as borrowers, entered into a term-loan agreement (the “Term Loan Agreement”) with Salus Capital Partners, LLC for a $15,000 term-loan (as subsequently amended, the “Term Loan”).

Proceeds from the Term Loan were used to repay certain existing debt, and to finance the acquisition of working capital assets in the ordinary course of business, capital expenditures, and for other general corporate purposes.  The Term Loan is secured by certain of our assets, including a first priority lien on intellectual property, plant, property and equipment, and a pledge of 65% of the ownership interests in certain of our subsidiaries. The Term Loan matures on February 28, 2018.  In addition, Summer Infant Canada Limited and Summer Infant Europe Limited, our subsidiaries, are guarantors under the Term Loan Agreement.

The principal of the Term Loan is being repaid, on a quarterly basis, in installments of $375, commencing with the quarter ending September 30, 2013, until paid in full on termination.  The Term Loan bears interest at an annual rate equal to LIBOR, plus 10%, with a LIBOR floor of 1.25%.  Interest payments are due monthly, in arrears.  As of June 30, 2014, the interest rate on the Term Loan was 11.25%.

The Term Loan Agreement contains customary affirmative and negative covenants substantially the same as the BofA Agreement described above.  In addition, prior to the execution of an amendment to the Term Loan Agreement in November 2013, we were required to comply with certain financial covenants, including that we (i) meet the same minimum, monthly consolidated EBITDA as set forth in the BofA Agreement and (ii) initially maintaining a monthly senior leverage ratio of 1:1.  For periods after February 28, 2014, the senior leverage ratio will be based on an annual business plan to be approved by our Board of Directors and will be tested monthly on a trailing twelve month basis.  For purposes of the financial covenants in the Term Loan Agreement, the senior leverage ratio was defined as the ratio of (1) all amounts outstanding under the Term Loan Agreement and the BofA Agreement to (2) consolidated EBITDA for the twelve-month period ending as of the last day of the most recently ended fiscal month.  The Term Loan Agreement also contains events of default, including a cross default with the BofA Agreement, the occurrence of a material adverse event, the occurrence of a change of control, and the recall of products having a value of $2,000 or more.  In the event of a default, all of our obligations and the obligations of our subsidiaries under the Term Loan Agreement may be declared immediately due and payable.  For certain events of default relating to insolvency and receivership, all outstanding obligations would become due and payable.

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

The amount outstanding on the Term Loan at June 30, 2014 was $13,500.

We were in compliance with the financial covenants under the BofA Agreement and the Term Loan at June 30, 2014.

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

ITEM 3.                        Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

ITEM 4.                        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as of June 30, 2014.  Our Chief Executive Officer and Chief Financial Officer have concluded, based on this evaluation, that our controls and procedures were effective as of June 30, 2014.

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

ITEM 1A.               Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, except for the following risk factor, which was also disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014:

Product liability, product recalls, and other claims relating to the use of our products could increase our costs.

Because we produce infant and juvenile health, safety and wellness consumer products, we face product liability risks relating to the use by consumers of our products. We also must comply with a variety of product safety and product testing regulations. In particular, our products are subject to the Consumer Product Safety Act, the Federal Hazardous Substances Act (“FHSA”) and the Consumer Product Safety Improvement Act (“CPSIA”), which empower the Consumer Product Safety Commission (the “CPSC”), to take action against hazards presented by consumer products. With expanded authority under the CPSIA, the CPSC has and continues to adopt new regulations for safety and products testing that apply to our products. These new regulations have or likely will significantly increase the regulatory requirements governing the manufacture and sale of children’s products and increase the potential penalties for noncompliance with applicable regulations. The CPSC has the authority to exclude from the market and recall certain consumer products that are found to be potentially hazardous. Consumer product safety laws also exist in some states and cities within the United States and in Canada and Europe, as well as certain other countries. If we fail to comply with these laws and regulations, or if we face product liability claims, we may be subject to damage awards or settlement costs that exceed any available insurance coverage and we may incur significant costs in complying with recall requirements.

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

Summer Infant, Inc.

Date: August 14, 2014	By:	/s/ Carol E. Bramson
Carol E. Bramson
President and Chief Executive Officer

Date: August 14, 2014	By:	/s/ Paul Francese
Paul Francese
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document