Form 10-Q
period 2014-09-30
Summer Infant, Inc.
filed 2014-11-06
CIK 1314772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

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

As of November 1, 2014, there were 18,137,285 shares outstanding of the registrant’s Common Stock, $0.0001 par value per share.

Summer Infant, Inc.

Form 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.      Condensed Consolidated Financial Statements (unaudited)

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

Note that all amounts presented in the table below are in thousands of U.S. dollars, except share and par value amounts.

	Unaudited
	September 30, 2014	December 31, 2013
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$1,075	$1,573
Trade receivables, net of allowance for doubtful accounts	38,248	34,574
Inventory, net	48,680	38,378
Prepaids and other current assets	2,138	1,890
Deferred tax assets	832	832
TOTAL CURRENT ASSETS	90,973	77,247
Property and equipment, net	13,455	14,796
Intangible assets, net	20,958	21,575
Other assets	1,465	1,749
TOTAL ASSETS	$126,851	$115,367

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$26,290	$22,072
Accrued expenses	9,132	9,658
Current portion of long term debt (including capital leases)	1,682	1,962
TOTAL CURRENT LIABILITIES	37,104	33,692
Long-term debt, less current portion	54,772	47,756
Other liabilities	3,077	3,289
Deferred tax liabilities	3,156	3,140
TOTAL LIABILITIES	98,109	87,877

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.0001 par value, 1,000,000 authorized, none issued or outstanding at September 30, 2014 and December 31, 2013, respectively	—	—
Common Stock $0.0001 par value, authorized, issued and outstanding of 49,000,000, 18,408,934, and 18,137,285 at September 30, 2014 and 49,000,000, 18,257,924, and 17,986,275 at December 31, 2013, respectively	2	2
Treasury Stock at cost (271,649 shares at September 30, 2014 and December 31, 2013, respectively)	(1,283)	(1,283)
Additional paid-in capital	74,745	73,715
Accumulated deficit	(43,801)	(44,167)
Accumulated other comprehensive loss	(921)	(777)
TOTAL STOCKHOLDERS’ EQUITY	28,742	27,490
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$126,851	$115,367

See notes to condensed consolidated financial statements

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

Note that all amounts presented in the table below are in thousands of U.S. dollars, except share and per share amounts.

	Unaudited		Unaudited
	For the three months ended		For the nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Net sales	$51,020	$50,538	$154,390	$163,435

Cost of goods sold	34,420	35,521	103,897	112,859

Gross profit	16,600	15,017	50,493	50,576

General & administrative expenses	10,107	9,298	29,503	28,196

Selling expense	4,456	4,855	13,742	16,054

Depreciation and amortization	1,369	1,499	4,132	4,916

Operating income (loss)	668	(635)	3,116	1,410

Interest expense, net	870	945	2,571	3,128

Income (loss) before income taxes	(202)	(1,580)	545	(1,718)

Provision (benefit) for income taxes	(64)	(304)	179	(581)

NET INCOME (LOSS)	$(138)	$(1,276)	366	$(1,137)

Net income (loss) per share:

BASIC	$(0.01)	$(0.07)	$0.02	$(0.06)

DILUTED	$(0.01)	$(0.07)	$0.02	$(0.06)

Weighted average shares outstanding:

BASIC	18,086,441	17,968,977	18,029,659	17,912,970

DILUTED	18,086,441	17,968,977	18,196,470	17,912,970

See notes to condensed consolidated financial statements.

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

Note that all amounts presented in the table below are in thousands of U.S. dollars.

	Unaudited		Unaudited
	For the three months ended		For the nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net (loss) income	$(138)	$(1,276)	$366	$(1,137)
Other comprehensive (loss) income:
Changes in foreign currency translation adjustments	(431)	383	(144)	(118)

Comprehensive (loss) income	$(569)	$(893)	$222	$(1,255)

See notes to condensed consolidated financial statements.

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Note that all amounts presented in the table below are in thousands of U.S. dollars.

	Unaudited
	For the nine months ended
	September 30, 2014	September 30, 2013
Cash flows from operating activities:

Net income (loss)	$366	$(1,137)

Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities

Depreciation and amortization	4,132	4,916

Stock-based compensation expense	1,011	729

Loss on asset disposal	—	70

Changes in assets and liabilities:

(Increase) decrease in trade receivables	(3,868)	9,994

(Increase) decrease in inventory	(10,527)	9,876

(Increase) decrease in prepaids and other assets	160	(1,076)

Increase (decrease) in accounts payable and accrued expenses	3,614	(6,319)

Net cash (used in) provided by operating activities	(5,112)	17,053

Cash flows from investing activities:

Acquisitions of intangible assets	(227)	(280)

Proceeds from sale of assets	—	138

Acquisitions, net of cash acquired	—	(87)

Acquisitions of property and equipment	(1,976)	(2,369)

Net cash used in investing activities	(2,203)	(2,598)

Cash flows from financing activities:

Proceeds from exercise of stock options	19	32

Net borrowings (repayment) on financing arrangements	6,736	(16,053)

Net cash (used in) provided by financing activities	6,755	(16,021)

Effect of exchange rate changes on cash and cash equivalents	62	(140)

Net (decrease) increase in cash and cash equivalents	(498)	(1,706)

Cash and cash equivalents, beginning of period	1,573	3,132

Cash and cash equivalents, end of period	$1,075	$1,426

Supplemental disclosure of cash flow information:

Cash paid for interest	$2,106	$2,634

Cash paid for income taxes	$23	$79

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

All dollar amounts included in the Notes to Condensed Consolidated Financial Statements are in thousands of U.S. dollars, except share and per share amounts.

Revenue Recognition

The Company records revenue when all of the following occur: persuasive evidence of an arrangement exists, product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. Sales are recorded net of provisions for returns and allowances, customer discounts, and other sales-related discounts. The Company bases its estimates for discounts, returns and allowances on negotiated customer terms and historical experience. Customers do not have the right to return products unless the products are defective. The Company records a reduction of sales for estimated future defective product deductions based contractual terms and historical experience.

Sales incentives or other consideration given by the Company to customers that are considered adjustments to the selling price of the Company’s products, such as markdowns, are reflected as reductions of revenue. Sales incentives and other consideration that represent costs incurred by the Company for assets or services received, such as the appearance of the Company’s products in a customer’s national circular ad, are reflected as selling expenses in the accompanying interim condensed consolidation statements of operations.

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

Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon adoption and in subsequent periods. As of September 30, 2014 and December 31, 2013, the Company did not have any uncertain tax positions. No interest and penalties related to uncertain tax positions were accrued at September 30, 2014 and December 31, 2013.

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

Translation of Foreign Currencies

All assets and liabilities of the Company’s foreign subsidiaries, each of whose functional currency is in its local currency, are translated into U.S. dollars at the exchange rate in effect at the end of the quarter and the income and expense accounts of these affiliates have been translated at average rates prevailing during each respective quarter. Resulting translation adjustments are made to a separate component of stockholders’ equity within accumulated other comprehensive income or loss.

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

2.                                      DEBT

Credit Facilities

On February 28, 2013, the Company and its subsidiary, Summer Infant (USA), Inc., entered into a new loan and security agreement with Bank of America, N.A. to provide an $80,000, asset-based revolving credit facility (as subsequently amended on November 8, 2013, the “BofA Agreement”). The BofA Agreement replaced the Company’s prior credit facility with Bank of America, which was set to expire in December 2013.  In conjunction with its entry into the BofA Agreement, the Company also entered into a term loan agreement with Salus Capital Partners, which is described below under “Term Loan.”

BofA Agreement

The BofA Agreement provides for an $80,000, asset-based revolving credit facility, with a $10,000 letter of credit sub-line facility.  The total borrowing capacity is based on a borrowing base, which is defined as 85% of the Company’s eligible accounts receivable plus the lesser of (i) 70% of the value of eligible inventory or (ii) 85% of the net orderly liquidation value of eligible inventory, less reserves.

The scheduled maturity date of loans under the BofA Agreement is February 28, 2018 (subject to customary early termination provisions).  All obligations under the BofA Agreement are secured by substantially all the assets of the Company, subject to a first priority lien on certain assets held by the term-loan lender described below.  In addition, Summer Infant Canada Limited and Summer Infant Europe Limited, subsidiaries of the Company, are guarantors under the BofA Agreement.  Proceeds from the loans under the BofA Agreement were used to satisfy existing debt, pay fees and transaction expenses associated with the closing of the BofA Agreement, pay obligations under the Company’s prior BofA credit facility, and were used to make payments on the Term Loan and for other general corporate purposes, including working capital.

Loans under the BofA Agreement bear interest, at the Company’s option, at a base rate or at LIBOR, plus applicable margins based on average quarterly availability under the BofA Agreement and ranging between 1.75% and 2.25% on LIBOR borrowings and 0.25% and 0.75% on base rate borrowings.  Interest payments are due monthly, payable in arrears.  The Company is also required to pay an annual non-use fee of 0.375% of the unused amounts under the BofA Agreement, as well as other customary fees as are set forth in the BofA Agreement.  As of September 30, 2014, the base rate on loans was 4.0% and the LIBOR rate was 2.5%.

Under the BofA Agreement, the Company is required to comply with certain financial covenants. Prior to the execution of an amendment to the BofA Agreement on November 8, 2013, the Company was required, (i) for the first year of the loan, to maintain and earn a specified minimum, monthly consolidated EBITDA amount, as defined in the BofA Agreement, (“Bank EBITDA”), with such specified amounts increasing over the first twelve months of the loan to a minimum consolidated Bank EBITDA of $12,000 at February 28, 2014, and (ii) beginning with the fiscal quarter ending March 31, 2014, was to maintain a fixed charge coverage ratio of at least 1.0 to 1.0 for each period of four fiscal quarters most recently ended.  For purposes of the financial covenants, consolidated Bank EBITDA is defined as net income before interest, taxes, depreciation and amortization, plus certain customary expenses, fees and non-cash charges and minus certain customary non-cash items increasing net income.

On November 8, 2013, the Company entered into an amendment to the BofA Agreement (the “BofA Amendment”).  The BofA Amendment amended the financial covenants in the BofA Agreement to provide that (i) the Company is no longer required to comply with the prior minimum Bank EBITDA covenants for any period ending after September 30, 2013 and (ii) the Company maintain a trailing twelve month fixed charge coverage ratio of at least 1.0 to 1.0, tested on a monthly basis, from and after September 30, 2013.

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

The amount outstanding on the BofA Agreement at September 30, 2014 was $43,045. Total borrowing capacity under the BofA Agreement at September 30, 2014 was $56,906 and borrowing availability was $13,861.

Term Loan

On February 28, 2013 the Company and its subsidiary, Summer Infant (USA), Inc., as borrowers, entered into a term loan agreement (as subsequently amended on November 8, 2013, the “Term Loan Agreement”) with Salus Capital Partners, LLC, for a $15,000 term loan (the “Term Loan”).

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

The principal of the Term Loan is being repaid, on a quarterly basis, in installments of $375, commencing with the quarter ending September 30, 2013, until paid in full on termination.  The Term Loan bears interest at an annual rate equal to LIBOR, plus 10%, with a LIBOR floor of 1.25%.  Interest payments are due monthly, in arrears.  As of September 30, 2014, the interest rate on the Term Loan was 11.25%.

The Term Loan Agreement contains customary affirmative and negative covenants substantially the same as the BofA Agreement.  In addition, prior to the execution of an amendment to the Term Loan Agreement on November 8, 2013, the Company was required to comply with certain financial covenants, including that the Company (i) meet the same minimum, monthly consolidated Bank EBITDA as set forth in the BofA Agreement and (ii) initially maintaining a monthly senior leverage ratio of 1:1.  For periods after February 28, 2014, the senior leverage ratio was to be based on an annual business plan to be approved by the Company’s Board of Directors and to be tested monthly on a trailing twelve month basis.  For purposes of the financial covenants in the Term Loan Agreement, the senior leverage ratio was defined as the ratio of (1) all amounts outstanding under the Term Loan Agreement and the BofA Agreement to (2) consolidated Bank EBITDA for the twelve-month period ending as of the last day of the most recently ended fiscal month.  The Term Loan Agreement also contains events of default, including a cross default with the BofA Agreement, the occurrence of a material adverse event, the occurrence of a change of control, and the recall of products having a value of $2,000 or more.  In the event of a default, all of the obligations of the Company and its subsidiaries under the Term Loan

Agreement may be declared immediately due and payable.  For certain events of default relating to insolvency and receivership, all outstanding obligations would become due and payable.

On November 8, 2013, the Company entered into an amendment to the Term Loan Agreement (the “Term Loan Amendment”).  The Term Loan Amendment amended the financial covenants in the Term Loan Agreement to provide that (i) the Company is no longer required to comply with the minimum Bank EBITDA covenants for any period ending after September 30, 2013, (ii) the Company maintain a trailing twelve month fixed charge coverage ratio of at least 1.0 to 1.0, tested on a monthly basis, from and after September 30, 2013, and (iii) commencing February 28, 2014, the Company maintain a trailing twelve month senior leverage ratio, tested on a monthly basis of (a) no more than 6.0 to 1.0 for the periods ending on or before June 30, 2014, (b) no more than 5.5 to 1.0 for periods ending July 1, 2014 through September 30, 2014, and (c) no more than 5.0 to 1.0 for periods following September 30, 2014.

The amount outstanding on the Term Loan at September 30, 2014 was $13,125.

We were in compliance with the financial covenants under the BofA Agreement and the Term Loan as of September 30, 2014.

Aggregate maturities of bank debt related to the BofA Agreement and the Term Loan are as follows:

Year ending December 31:	2014	$375
	2015	1,500
	2016	1,500
	2017	1,500
	2018	51,295
	Total	$56,170

3.                                      INTANGIBLE ASSETS

Intangible assets consisted of the following:

	September 30,	December 31,
	2014	2013

Brand names	$14,812	$14,812
Patents and licenses	3,605	3,378
Customer relationships	6,946	6,946
Other intangibles	1,882	1,882
	27,245	27,018
Less: Accumulated amortization	(6,287)	(5,443)
Intangible assets, net	$20,958	$21,575

The amortization period for the majority of the intangible assets ranges from 5 to 20 years for those assets that have an estimated life; certain of the assets have indefinite lives (brand names). Total of intangibles not subject to amortization amounted to $12,308 as of September 30, 2014 and December 31, 2013.

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

5.                                      SHARE BASED COMPENSATION

The Company is authorized to issue up to 3,000,000 shares for equity awards under the Company’s 2006 Performance Equity Plan (“2006 Plan”) and 1,100,000 shares for equity awards under the Company’s 2012 Incentive Compensation Plan (“2012 Plan”). The Company’s stockholders approved an increase in the number of shares available under the 2012 Plan from 500,000 to 1,100,000 shares on August 13, 2014.

Under the 2006 Plan and 2012 Plan, awards may be granted to participants in the form of non-qualified stock options, incentive stock options, restricted stock, deferred stock, restricted stock units and other stock-based awards. Subject to the provisions of the plans, awards may be granted to employees, officers, directors, advisors and consultants who are deemed to have rendered or are able to render significant services to the Company or its subsidiaries and who are deemed to have contributed or to have the potential to contribute to the Company’s success. The Company accounts for options under the fair value recognition standard. The application of this standard resulted in share-based compensation expense for the three months ended September 30, 2014 and 2013 of $468 and $213, respectively, and share-based compensation expense for the nine months ended September 30, 2014 and 2013 of $1,011 and $729, respectively. Share based compensation expense is included in selling, general and administrative expenses.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the table below. The Company uses the simplified method to estimate the expected term of the options, but used an estimate for grants of “plain vanilla” stock options based on a formula prescribed by the Securities and Exchange Commission. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Share-based compensation expense recognized in the consolidated financial statements in 2014 and 2013 is based on awards that are ultimately expected to vest.

As of September 30, 2014, there were 1,809,230 stock options outstanding and 278,535 unvested restricted shares outstanding.

During the nine months ended September 30, 2014, the Company granted 551,000 stock options and granted 185,064 shares of restricted stock. The following table summarizes the weighted average assumptions used for stock options granted during the periods ended September 30, 2014 and 2013.

	2014	2013
Expected life (in years)	5.3	6.0
Risk-free interest rate	1.7%	1.7%
Volatility	67.0%	55.0%
Dividend yield	0.0%	0.0%
Forfeiture rate	13.3%	10.0%

As of September 30, 2014, there are 101,468 shares available to grant under the 2006 Plan and 599,500 shares available to grant under the 2012 Plan.

6.                                      WEIGHTED AVERAGE COMMON SHARES

Basic and diluted earnings or loss per share (“EPS”) is based upon the weighted average number of common shares outstanding during the period.  The Company does not include the anti-dilutive effect of common stock equivalents, including stock options, in computing net income (loss) per diluted common share. The computation of diluted common shares for the three months ended September 30, 2014 excluded 1,809,230 stock options and 278,535 shares of restricted stock. The computation per diluted common shares for the nine months ended September 30, 3014 excluded 1,296,230 stock options and 172,712 shares of restricted stock.

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

ITEM 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking information and statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All forward-looking statements included in this document are based on information available to us on the date hereof. It is important to note that our actual results could differ materially from those projected in such forward-looking statements contained in this Quarterly Report on Form 10-Q. These forward-looking statements include statements concerning our expectations regarding: our business strategy and future growth and profitability; our ability to leverage our retail knowledge and to deliver high quality, innovative products to the marketplace; our ability to maintain and build upon our existing customer and supplier relationships; our ability to grow our business through increasing our presence in existing stores and online via our e-commerce platform, expanding customer relationships, diversifying our customer base and entering new geographic locations; our ability to build our core brands through improved marketing efforts; our ability to improve our operational efficiency and achieve savings from our cost reduction activities; and the financial and reputational impact of the voluntary recall and the fluctuation of market trends in the juvenile products industry. These statements are based on current expectations that involve numerous risks and uncertainties.  These risks and uncertainties include the concentration of our business with retail customers; the financial status of our customers and their ability to pay us in a timely manner; our ability to introduce new products or improve existing products that satisfy consumer preferences; our ability to develop new or improved products in a timely and cost-efficient manner; our ability to compete with larger and more financially stable companies in our markets; our ability to comply with financial and other covenants in our debt agreements; our dependence on key personnel; our reliance on foreign suppliers and potential disruption in foreign markets in which we operate; increases in the cost of raw materials used to manufacture our products; compliance with safety and testing regulations for our products; product liability claims arising from use of our products; unanticipated tax liabilities; an impairment of other intangible assets; and other risks as detailed in our Annual Report on Form 10-K for the year ended December 31, 2013 (as amended, the “2013 10-K”) and subsequent filings with the Securities and Exchange Commission. All these matters are difficult or impossible to predict accurately, many of which may be beyond our control. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate.

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

Our Strategy

We have focused on growing sales through a combination of increased product penetration and store penetration, offering new products, adding new retail customers and distribution channels, international expansion, and strategic acquisitions.

While the refinement of our business strategy is continuously ongoing, we have identified below four key areas of our current business strategy:

•                  Superior Innovation — We continue to leverage our in-depth knowledge of our end-user consumers and retail customers consumers to deliver high quality, innovative products to the marketplace and to focus on a “good, better, best” approach to price points, where we aim to create products that appeal to different categories of end consumers and classes of trade.  To the extent it is consistent with our strategy, we may also acquire new products or expand existing product categories.  For example, over the past year, we launched, amongst other new products, our Baby Link™ WiFi series of video monitors, Pop ‘n Play Playard, Keep Me Warm bath tub, Safe Surround Changing Pad, a Retractable Gate, and the Bottle Genius, a formula dispenser. We also launched our Home Safe by Summer line of safety products. We believe our significant product development expertise differentiates us from other companies in this market.

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

•                  Building Brands — Historically, we have marketed products under our own brands, under license agreements for other brands, and under private label agreements. We completed the process of exiting our licensing arrangements with Disney® in the second quarter of 2013 and Carters® in the first quarter of 2014 to focus on building our own branded products.  Going forward, our focus will be on building our core brands of Summer®, SwaddleMe®, and Born Free®, particularly among first-time prenatal moms, through improved marketing efforts, including through social media.

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

Since the beginning of 2014, we have announced several changes in our executive leadership and senior management teams. Effective February 1, 2014, Carol Bramson, a member of our Board of Directors, was appointed our Chief Executive Officer.  Ken Price was also appointed as our President of Global Sales & Marketing, and oversees the sales and marketing of our product lines, manages the sales and marketing staff, and assists in the preparation of sales projections and operating budgets.  In May 2014, Ken Ward was hired for the newly created role of Senior Vice President, Sales & Operations Planning and is focused on tracking and aligning strategic and operational objectives with financial plans by integrating sales with financial planning, market strategies, and new product development. In October 2014, we announced the appointment of Ronald T. Cardone as our Senior Vice President, Information Technology and the departure of our former Chief Information Officer, David Hemendinger.  We also recently announced the appointment of Lisa Harnisch as Senior Vice President of Sales, and Annamarie Dooley as Senior Vice President of Product Development.  On November 6, 2014, we announced the appointment of William Mote as Chief Financial Officer, effective November 10, 2014, who will succeed our current Chief Financial Officer, Paul Francese. We believe these individuals will enhance the leadership of our Company into the future.

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

Summary of Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates during the three months ended September 30, 2014 from our critical accounting policies and estimates disclosed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2013 10-K.

Results of Operations

	For the three months ended		For the nine months ended
	(Unaudited)		(Unaudited)
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net sales	$51,020	$50,538	$154,390	$163,435
Cost of goods sold	34,420	35,521	103,897	112,859
Gross profit	16,600	15,017	50,493	50,576
General & administrative expense	10,107	9,298	29,503	28,196
Selling expense	4,456	4,855	13,742	16,054
Depreciation and amortization	1,369	1,499	4,132	4,916
Operating income (loss)	668	(635)	3,116	1,410
Interest expense, net	870	945	2,571	3,128
Income (loss) before provision (benefit) for income taxes	(202)	(1,580)	545	(1,718)
(Benefit) provision for income taxes	(64)	(304)	179	(581)
Net (loss) income	$(138)	$(1,276)	$366	$(1,137)

Three Months ended September 30, 2014 compared with Three Months ended September 30, 2013

Net sales increased 1.0% from approximately $50,538 for the three months ended September 30, 2013 to approximately $51,020 for the three months ended September 30, 2014. The slight increase was primarily attributable to higher sales of core branded product offerings offset by a decline in sales due to exiting our licensing arrangements with Carters® to focus on building our own Summer®, SwaddleMe®, and Born Free® branded products, and lower closeout sales.

Cost of goods sold included the cost of the finished product from suppliers, duties on certain imported items, freight-in from suppliers, and miscellaneous charges. The components remained relatively the same for the quarter ended September 30, 2014 as compared to the quarter ended September 30, 2013.

Gross profit increased 10.5% from $15,017 for the three months ended September 30, 2013 to $16,600 for the three months ended September 30, 2014. Gross margin as a percentage of net sales increased from 29.7% for the quarter ended September 30, 2013 to 32.5% for the quarter ended September 30, 2014. The 280 basis point improvement in gross margin is attributable to a favorable mix of higher margin products sold due to exiting our low-margin licensing arrangements and a low margin promotional sale in the three months ended September 30, 2013 that did not repeat this year, partially offset by the residual effect of the battery recall and inventory charges related to product categories to be phased out. Excluding the effect of the battery recall and the inventory charges for the three months ended September 30, 2014, gross margin was 33.3%.

General and administrative expenses increased 8.7% from $9,298 for the three months ended September 30, 2013 to $10,107 for the three months ended September 30, 2014. General and administrative expenses also increased as a percent of sales from 18.4% for the quarter ended September 30, 2013 to 19.8% for the quarter ended September 30, 2014. Excluding $321 associated with leadership changes in the quarter, general and administrative expenses were $9,786 for the three months ended September 30, 2014 or 19.2% as a percent of sales. The increase in general and administrative expense dollars and as a percent of sales is attributable to higher distribution costs, patent settlement costs, and investments in sales, executive, and product development personnel resources incurred in 2014 offset, in part, by cost reduction actions taken in the fourth quarter of 2013.

Selling expenses decreased 8.2% from $4,855 for the three months ended September 30, 2013 to $4,456 for the three months ended September 30, 2014. Selling expenses also decreased as a percent of sales from 9.6% for the quarter ended September 30, 2013 to 8.7% for the quarter ended September 30, 2014. This decrease in dollars and as a percent of sales was primarily attributable to cost controls implemented over retailer programs such as cooperative advertising and lower royalty costs under licensing agreements as part of discontinuing certain product licensing arrangements.

Depreciation and amortization decreased 8.7% from $1,499 in the three months ended September 30, 2013 to $1,369 for the three months ended September 30, 2014. The decrease in depreciation is attributable to a reduction in capital investment offset by higher amortization on new finite-lived intangible assets capitalized in 2013.

Interest expense decreased 7.9% from $945 in the three months ended September 30, 2013 to $870 in the three months ended September 30, 2014. Interest expense decreased as a result of lower average interest rates and lower average daily debt balances on a year over year basis.

For the three months ended September 30, 2013, we recorded a $304 benefit for income taxes on $1,580 of pretax loss, reflecting an estimated 19.2% tax rate for the quarter. Excluding discrete items recorded in the quarter attributable to the utilization of our R&D tax credits, our tax rate would have been 28.0%. For the three months ended September 30, 2014, we recorded a $64 tax benefit on $202 of pretax loss for the quarter, reflecting an estimated 31.7% tax rate for the quarter.

Nine Months ended September 30, 2014 compared with Nine Months ended September 30, 2013

Net sales declined 5.5% from $163,435 for the nine months ended September 30, 2013 to $154,390 for the nine months ended September 30, 2014. The decline was primarily attributable to exiting our licensing arrangements with Disney® and Carters® to focus on building our own Summer®, SwaddleMe®, and Born Free® branded products, and lower closeout sales. This decline was partially offset by growth in our core branded product offerings. Excluding the impact of exiting our Disney® and Carters® licensing arrangements, sales increased 3.0%.

Gross profit decreased 0.2% from $50,576 for the nine months ended September 30, 2013 to $50,493 for the nine months ended September 30, 2014. Gross margin increased from 30.9% for the nine months ended September 30, 2013 to 32.7% for the nine months ended September 30, 2014. The slight decline in gross profit dollars is attributable to the activities related to the discontinuation of certain licensing arrangements and the effect of our voluntary battery recall in the second quarter partially offset by higher sales of our own branded products. The 180 basis point improvement in gross margin was due to a favorable mix of higher margin products sold, partially offset by the effect of the battery recall announced in the second quarter and inventory charges related to product categories to be phased out. Excluding the effect of the battery recall and the inventory charges for the nine months ended September 30, 2014, gross margin was 33.4%.

General and administrative expenses increased 4.6% from $28,196 for the nine months ended September 30, 2013 to $29,503 for the nine months ended September 30, 2014. General and administrative expenses also increased as a percent of sales from 17.3% for the nine months ended September 30, 2013 to 19.1% for the nine months ended September 30, 2014. Excluding charges of $1,267 associated with leadership changes for the nine months ended September 30, 2014, general and administrative expenses were flat at 17.3% with the nine months ended September 30, 2013.

Selling expenses decreased 14.4% from $16,054 for the nine months ended September 30, 2013 to $13,742 for the nine months ended September 30, 2014. Selling expenses also decreased as a percent of sales from 9.8% for the nine months ended September 30, 2013 to 8.9% for the nine months ended September 30, 2014. This decrease in dollars and as a percent of sales was primarily attributable to additional cost controls implemented over retailer programs such as cooperative advertising and lower royalty costs under licensing agreements as part of discontinuing certain licensing arrangements.

Depreciation and amortization decreased 15.9% from $4,916 in the nine months ended September 30, 2013 to $4,132 for the nine months ended September 30, 2014. The decrease in depreciation is attributable to a reduction in capital investment partially offset by higher amortization on new finite-lived intangible assets capitalized in 2013.

Interest expense decreased 17.8% from $3,128 in the nine months ended September 30, 2013 to $2,571 for the nine months ended September 30, 2014. Interest expense decreased as a result of lower average interest rates and lower average daily debt balances on a year over year basis.

For the nine months ended September 30, 2013, we recorded a $581 benefit for income taxes on $1,718 pretax loss, reflecting an estimated 33.8% tax rate for the period. For the nine months ended September 30, 2014, we recorded a $179 tax provision on $545 of pretax income for the period, reflecting an estimated 32.8% tax rate for the period.

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

For the nine months ending September 30, 2014, net cash used in operating activities totaled $5,112. For the nine months ended September 30, 2013, net cash provided by operating activities totaled $17,053. The use of cash in 2014 is primarily attributable to investments made in inventory in the first half of 2014 in safety stock for improving sales, new product introductions, and anticipation of a potential port strike on the west coast, where our main distribution center is located. We expect inventory to decline in the fourth quarter as some of these safety stock needs subside. The cash generated in 2013 is primarily attributable to the nonrepeating benefit generated from improved working capital management during the year.

For the nine months ended September 30, 2014, net cash used in investing activities was approximately $2,203. For the nine months ended September 30, 2013, net cash used in investing activities was $2,598. The decline in net cash used in investing activities was primarily attributable to improved capital investment management.

For the nine months ended September 30, 2014, net cash provided by financing activities was approximately $6,755, reflecting borrowings primarily to pay for investments made in inventory during the year. For the nine months ended September 30, 2013, net cash used in financing activities was $16,021, reflecting a pay down of our credit facilities.

Based primarily on the above factors, net cash decreased for the nine months ended September 30, 2014 by $498, resulting in a cash balance of approximately $1,075 at September 30, 2014.

Capital Resources

In addition to operating cash flow, we also rely on our existing asset-based revolving credit facility with Bank of America, N.A. to meet our financing requirements, which are subject to changes in our inventory and account receivable levels.  We believe that our anticipated cash flow from operations and availability under our existing credit facility are sufficient to fund our working capital, capital expenditures and debt service requirements for at least the next 12 months.

Credit Facilities

On February 28, 2013, we, along with our subsidiary, Summer Infant (USA), Inc., entered into a new loan and security agreement with Bank of America, N.A. to provide an $80,000, asset-based revolving credit facility (as subsequently amended on November 8, 2013, the “BofA Agreement”). The BofA Agreement replaced our prior credit facility with Bank of America, which was set to expire in December 2013. In conjunction with our entry into the BofA Agreement, we also entered into a term loan agreement with Salus Capital Partners, which is described below under “Term Loan.”

BofA Agreement

The BofA Agreement provides for an $80,000, asset-based revolving credit facility, with a $10,000 letter of credit sub-line facility.  The total borrowing capacity is based on a borrowing base, which is defined as 85% of our eligible accounts receivable plus the lesser of (i) 70% of the value of eligible inventory or (ii) 85% of the net orderly liquidation value of eligible inventory, less reserves.

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

Loans under the BofA Agreement bear interest, at our option, at a base rate or at LIBOR, plus applicable margins based on average quarterly availability under the BofA Agreement and ranging between 1.75% and 2.25% on LIBOR borrowings and 0.25% and 0.75% on base rate borrowings.  Interest payments are due monthly, payable in arrears.  We are also required to pay an annual non-use fee of 0.375% of the unused amounts under the BofA Agreement, as well as other customary fees as are set forth in the BofA Agreement.  As of September 30, 2014, the base rate on loans was 4.0% and the LIBOR rate was 2.5%.

Under the BofA Agreement, we are required to comply with certain financial covenants. Prior to the execution of an amendment to the BofA Agreement on November 8, 2013, we were required, (i) for the first year of the loan, to maintain and earn a specified minimum, monthly consolidated EBITDA amount, as defined, in the BofA Agreement (“Bank EBITDA”), with such specified amounts increasing over the first twelve months of the loan to a minimum consolidated Bank EBITDA of $12,000 at February 28, 2014, and (ii) beginning with the fiscal quarter ending March 31, 2014, was to maintain a fixed charge coverage ratio of at least 1.0 to 1.0 for each period of four fiscal quarters most recently ended.  For purposes of the financial covenants, consolidated Bank EBITDA is defined as net income before interest, taxes, depreciation and amortization, plus certain customary expenses, fees and non-cash charges and minus certain customary non-cash items increasing net income.

On November 8, 2013, we entered into an amendment to the BofA Agreement (the “BofA Amendment”).  The BofA Amendment amended the financial covenants in the BofA Agreement to provide that (i) we are no longer required to comply with the prior minimum Bank EBITDA covenants for any period ending after September 30, 2013 and (ii) we maintain a trailing twelve month fixed charge coverage ratio of at least 1.0 to 1.0, tested on a monthly basis, from and after September 30, 2013.

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

The amount outstanding on the BofA Agreement at September 30, 2014 was $43,045. Total borrowing capacity under the BofA Agreement at September 30, 2014 was $56,906 and borrowing availability was $13,861.

Term Loan

On February 28, 2013, we, along with our subsidiary, Summer Infant (USA), Inc., as borrowers, entered into a term-loan agreement (as subsequently amended on November 8, 2013, the “Term Loan Agreement”) with Salus Capital Partners, LLC for a $15,000 term-loan (as subsequently amended, the “Term Loan”).

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

The principal of the Term Loan is being repaid, on a quarterly basis, in installments of $375, commencing with the quarter ending September 30, 2013, until paid in full on termination.  The Term Loan bears interest at an annual rate equal to LIBOR, plus

10%, with a LIBOR floor of 1.25%.  Interest payments are due monthly, in arrears.  As of September 30, 2014, the interest rate on the Term Loan was 11.25%.

The Term Loan Agreement contains customary affirmative and negative covenants substantially the same as the BofA Agreement described above.  In addition, prior to the execution of an amendment to the Term Loan Agreement on November 8, 2013, we were required to comply with certain financial covenants, including that we (i) meet the same minimum, monthly consolidated Bank EBITDA as set forth in the BofA Agreement and (ii) initially maintaining a monthly senior leverage ratio of 1:1.  For periods after February 28, 2014, the senior leverage ratio will be based on an annual business plan to be approved by our Board of Directors and will be tested monthly on a trailing twelve month basis.  For purposes of the financial covenants in the Term Loan Agreement, the senior leverage ratio was defined as the ratio of (1) all amounts outstanding under the Term Loan Agreement and the BofA Agreement to (2) consolidated Bank EBITDA for the twelve-month period ending as of the last day of the most recently ended fiscal month.  The Term Loan Agreement also contains events of default, including a cross default with the BofA Agreement, the occurrence of a material adverse event, the occurrence of a change of control, and the recall of products having a value of $2,000 or more.  In the event of a default, all of our obligations and the obligations of our subsidiaries under the Term Loan Agreement may be declared immediately due and payable.  For certain events of default relating to insolvency and receivership, all outstanding obligations would become due and payable.

On November 8, 2013, we entered into an amendment to the Term Loan Agreement (the “Term Loan Amendment”). The Term Loan Amendment amended the financial covenants in the Term Loan Agreement to provide that (i) we are no longer required to comply with the minimum Bank EBITDA covenants for any period ending after September 30, 2013, (ii) we maintain a trailing twelve month fixed charge coverage ratio of at least 1.0 to1.0, tested on a monthly basis, from and after September 30, 2013, and (iii) commencing February 28, 2014, we maintain a trailing twelve month senior leverage ratio, tested on a monthly basis of (a) no more than 6.0 to 1.0 for the periods ending on or before June 30, 2014, (b) no more than 5.5 to 1.0 for periods ending July 1, 2014 through September 30, 2014, and (c) no more than 5.0 to 1.0 for periods following September 30, 2014.

The amount outstanding on the Term Loan at September 30, 2014 was $13,125.

We were in compliance with the financial covenants under the BofA Agreement and the Term Loan as of September 30, 2014.

If we are unable to meet our current financial forecast and cannot raise additional funds or adjust our operations accordingly, we may not remain in compliance with our fixed charge coverage ratio or senior debt leverage ratio under the BofA Agreement and Term Loan. Unforeseen circumstances, such as softness in the retail industry or deterioration in the business of a significant customer, could create a situation where we cannot access all of our available lines of credit due to not having sufficient assets or fixed charge coverage ratio as required under our loan agreements. There is no assurance that we will meet all of our financial or other covenants in the future, or that our lenders will grant waivers if there are covenant violations. In addition, should we need to raise additional funds through additional debt or equity financings, any sale of additional debt or equity securities may cause dilution to existing stockholders. If sufficient funds are not available or are not available on acceptable terms, our ability to address any unexpected changes in our operations could be limited. Furthermore, there can be no assurance that we will be able to raise such funds if and when they are required. Failure to obtain future funding when needed or on acceptable terms could materially adversely affect our results of operations.

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

ITEM 4.                        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as of September 30, 2014.  Our Chief Executive Officer and our Chief Financial Officer have concluded, based on this evaluation, that our controls and procedures were effective as of September 30, 2014.

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

ITEM 1A.               Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of our 2013 10-K, except for the following:

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

Summer Infant, Inc.

Date: November 6, 2014	By:	/s/ CAROL E. BRAMSON
Carol E. Bramson
President and Chief Executive Officer

Date: November 6, 2014	By:	/s/ PAUL FRANCESE
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