Form 10-K
period 2015-01-03
Summer Infant, Inc.
filed 2015-03-04
CIK 1314772

Use these links to rapidly review the document

Index to Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2015
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 001-33346

SUMMER INFANT, INC.

(Exact name of registrant as specified in its charter)

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

          Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of the voting and non-voting common equity held by non-affiliates, based on the closing price of the registrant's Common Stock as reported on the Nasdaq Capital Market on June 30, 2014, was $33.1 million. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

          The number of shares issued and outstanding of the registrant's common stock as of February 17, 2015 was 18,440,934 (excluding unvested restricted shares that have been issued to employees).

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's Proxy Statement for its 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

        When used in this report, the terms "Summer," the "Company," "we," "us," and "our" mean Summer Infant, Inc. and its subsidiaries. Note that all dollar amounts in Part I are in thousands of U.S. dollars unless otherwise noted.

Item 1.    Business

Overview

        We are a premier juvenile products company originally founded in 1985 and have publicly traded on the Nasdaq Stock Market since 2007 under the symbol "SUMR." We create branded juvenile safety and infant care products (targeted for ages 0-3 years) that are intended to deliver a diverse range of parenting solutions to families. We focus on providing innovative products to meet the lifestyle and demands of families who seek more opportunities to connect with their children.

        We operate in one principal industry segment across geographically diverse marketplaces, selling our products globally to large, national retailers as well as independent retailers, and on the internet through third-party websites and our own www.SummerInfant.com website. In North America, our customers include Babies R Us, Wal-Mart, Target, Amazon.com, Buy Buy Baby, Burlington Coat Factory, Kmart, Home Depot, and Lowe's. Our largest European-based customers are Mothercare, Toys R Us, Argos and Tesco. We also sell through international distributors, representatives, and to select international retail customers in geographic locations where we do not have a direct sales presence.

        The juvenile products industry is estimated to be a $20 billion market worldwide, and consumer focus is on quality, safety, innovation, and style. Due to the halo effect of baby products in retail stores, there is a strong retailer commitment to the juvenile category. We believe we are positioned to capitalize on positive market trends in the juvenile products industry, including a predicted increase in U.S. birth rates over the next several years.

Strategic Priorities

        We seek to become a global, leading juvenile company by providing a full range of innovative, high quality, high value products that meet the demands of parents. We have identified the following key strategic priorities that we believe will support our future growth:

  •
  Continue to innovate.    We continuously seek to create innovative solutions for consumers whose lifestyles demand high quality, long lasting, and safe products. We believe the nursery of the future will be a "connected" nursery, providing parents with continual access to information about their child. To the extent it is consistent with our strategy, we may collaborate with third parties in developing new products or acquiring new products. In 2014, we increased availability of our innovative Link WiFi Series of internet viewable monitors, introduced our Pop 'n Play Portable Playard, and expanded our popular new line of 3D liteTM convenience strollers.

  •
  Increase consumer connectivity with our Company.    We focus our efforts getting to know our consumers' routines and lifestyles. Our in-depth knowledge of their needs allows us to deliver high quality, innovative products to the marketplace. Through focus groups, on-line surveys, and test marketing, we continually evaluate consumer reactions to our products. We take a strategic approach to setting price points, which provide us the opportunity to create products that appeal to different categories of end consumers and classes of trade. We also seek to improve the customer experience in stores and online. In 2014, we introduced our safety gate selector tool, which is intended to aid consumers in selecting the correct baby gate for their needs and simplify the in-store and online retail experience. We also expect to continue to increase our social media presence and the capabilities of our website to further connect consumers with our brands.

  •
  Increase awareness of our brands.    Historically, we marketed products under our own brands, under license agreements for other brands, and under private label agreements. In 2013 and 2014, we began to shift our focus to strengthening our strong portfolio of core brands of Summer®, the company that cares and strives to make parenting worry free, SwaddleMe®, the premier resource for safe sleep, and Born Free®, with nurturing support for healthy families. We will continue to focus our marketing efforts on increasing brand recognition and brand loyalty and increasing our engagement with our customers, particularly first-time, prenatal moms.

  •
  Maintain and grow our partnerships.    We have long-standing relationships and strong partnerships with our retail customers and strong relationships with suppliers that provide us the flexibility needed to engineer our products in a cost-efficient manner and to respond quickly to customer demands. We will continue to focus on strengthening these existing relationships to increase our presence in stores, online and in new geographic locations. In specialty retail, we are adding retailers and distributors to target markets where we do not currently have a presence. In December 2014, we announced a co-branding partnership with Little Me® for our SwaddleMe® wearable blankets, which we believe will expand our channel distribution to top tier department stores and specialty retailers. In addition, we are continuing to expand our business internationally.

        By focusing on these key strategic priorities, we expect to drive future sales growth, improve profitability and our return on capital, and further develop and strengthen our relationships with our suppliers, our customers and the consumers who use our products.

Products

        We currently market over 1,100 products in several product categories including monitoring, safety, nursery, baby gear, and feeding products. Our portfolio of strong brands, under which we market all of our core products, includes Summer®, Born Free®, and SwaddleMe®. No single product generated more than 10% of sales for the 2014 fiscal year ended January 3, 2015 ("fiscal 2014").

        Anchor products in our product categories include the following:

Monitoring	Safety	Nursery	Baby Gear	Feeding Products
Wi-Fi/Internet	Gates	Swaddle	Strollers	Bottles
Video	Bath	Travel Accessories	Bassinets	Drinking Cups
Audio	Potties	Safe Sleep	High Chairs	Bibs & Placemats
	Boosters	Soothers	Playards	Electronics
	Super Seats			Pacifiers

Monitoring

        Our monitors were first introduced in 2001 and are characterized by premium quality, ease of use, and innovative features. Currently, we offer audio, video, and internet viewable monitors, marketed under the Summer® brand. Our monitors feature high quality components, intended to fulfill the desire for consumers to connect with baby at any time or place. In 2014, we increased availability of our Link WiFi Series of internet viewable monitors, and in 2015, we expect to launch our WiFi 3.0 hi-definition monitor.

Safety

        Our safety line encompasses gates and home safety products, potties, bath, positioners, and infant health. We are a North American market leader in the gate category, with a product range of 30 gates covering all key consumer price points. In 2014, we introduced an innovative retail merchandising solution, a safety gate selector tool. This online tool was initially created to facilitate selection of a safety gate to meet the particular needs of the consumer with regard to space (size and location) as well as installation considerations (bannisters, baseboards, walls), and reduce the number of returned or damaged goods. Its success led us to further develop the selector for our retailers as an in-store sales tool and merchandising solution. We also launched our "HomeSafe by Summer" line of home safety products, which presents an increased opportunity to expand distribution into the home center and pet care channels.

        We first entered the infant bathing category in 2002, and we have continued to create innovative and safe solutions for bathing baby. In 2014, we introduced several new platforms developed as the result of consumer insights, including the Keep Me Warm Baby Bath, which is designed to increase baby's comfort by delivering a warm flow of water over baby's back during bath time.

Nursery

        Our nursery line includes our core brand of SwaddleMe® wearable blankets as well as travel accessories, soothers, and bedding. Acquired in 2008, SwaddleMe® continues to be a brand synonymous with safe sleep among consumers. In 2015, we will be undertaking a brand refresh of this popular line as we continue to expand our channels of trade as well as our selection of product in this growing category.

        In late 2014, we announced our co-branded partnership with Little Me®, a premier newborn and infant clothing brand. The new co-branded product line is expected to launch in mid-2015 and provides us with the opportunity to broaden the presence of the SwaddleMe®, brand into high-end department stores and premium specialty retailers.

Baby Gear

        Since the introduction of the Bouncy Seat in 1985, our first product, we have expanded our baby gear category to include high chairs, playards, bassinets, and strollers. Following on the success of our 3D liteTM Convenience Stroller in 2014, we are expanding this line in 2015 with lightweight, affordable, feature rich strollers including the 3D-one, 3D flip and 3D zyre.

        Our Pop 'n Play Portable Playard was introduced to market in 2014 driven from consumer insights on their "on-the-go" lifestyles. Compact, foldable, lightweight and portable, the Pop 'n Play Portable Playard has been well received, and we continue to expand the product into new channels and markets.

Feeding Products

        We acquired the Born Free® brand in 2011 to provide calm, safe feeding solutions. The premium Born Free® Bottle continues to be the core product in the feeding category that has evolved to include pacifiers, drinking cups, bibs, and electronics. In 2015, we are launching Bottle GeniusTM, a one stop-station that prepares a bottle in seconds at the optimum temperature, ready to serve to baby. In conjunction with the introduction of exciting new products, our Born Free® line will also be undertaking a brand refresh in order to continue to meet our mission to help healthy families grow with fewer worries and more smiles.

Product Development and Design

        Innovation drives out product development, a critical element of our strategy. We strive to produce proprietary products that offer distinctive benefits, are visually appealing, and provide caring solutions to the consumer. Our retail customers are strategically motivated to buy innovative products to provide differentiation from their competitors.

        We design the majority of our own products at our Rhode Island headquarters. We also have development efforts in China and the United Kingdom. If consistent with our strategy, we may also collaborate with third parties in the development of products, license technologies or acquire new products from third parties. In addition to new product development, we continuously look for ways to improve upon existing products based on consumer insights with a strong focus on the end-user experience and product safety. New product introductions provide opportunities for improved pricing and product margins.

        We engage in market research and test marketing to evaluate consumer reactions to our products, both pre- and post-production. Our product development team and sales force are essential in researching consumer buying trends and analyzing information from retail stores, customer surveys, focus groups, on-line surveys, industry experts and vendor recommendations. We continually evaluate our products to determine whether they should be upgraded, modified, or discontinued.

Suppliers and Manufacturing

        Substantially all of our products are manufactured in Asia (primarily China) and Israel. We also use several manufacturers in the United States for certain injection-molded products, including bath tubs, potty seats and booster seats, which together account for approximately 14% of our annual sales in 2014.

        We are not dependent on any one supplier because we use many different manufacturers and we own the tooling and molds used for our products. Our Hong Kong subsidiary provides us with a local sourcing presence and the ability to oversee quality, electronic engineering and other issues that may arise during production. Generally, we buy finished goods from manufacturers, and thus are not directly procuring raw materials for product manufacturing. Historically, we have not experienced any significant disruption of supply as a result of raw material shortages or other manufacturing factors, but there is the possibility that shortages could occur in the future based on a variety of factors beyond our control.

        Transportation of Asia-made goods to our warehouses typically takes three to four weeks, depending on the location of the warehouse. We also utilize a direct import program, to reduce costs and shipping time to certain customers. We maintain our inventory at warehouses located in the United States, Canada, Australia, and the United Kingdom. Most of our customers pick up their goods at regional warehouses. We also use UPS and other common carriers to arrange shipments to customers (primarily smaller retailers and specialty stores) that request such arrangements.

Sales and Marketing

        Our products are largely marketed and sold through our own direct global sales force of industry experienced professionals. We have also established a strong network of independent manufacturers' representatives and distributors to provide sales and customer service support for the remaining portion of North American and international sales. E-commerce sales have continued to grow during recent years consistent with increased online shopping by consumers.

        Sales are recognized upon transfer of title of product to our customers and are made utilizing standard credit terms of 30 to 60 days. We generally accept returns only for defective merchandise.

        Marketing, promotion and consumer education are key elements in the juvenile products industry. Historically, a significant percentage of our promotional spending has been structured in coordination with our large retail partners. In 2014, we focused more of our spending on awareness and outreach programs to both our retail partners and our end-use consumers. In further support of this communication effort, we continue to improve the functionality and capabilities of our website and develop merchandising solutions to improve the overall experience for consumers.

        In addition, we will continue to support the promotion and presence of Summer®, SwaddleMe®, and Born Free® branded products in the marketplace with continued participation at select industry trade shows, trade and consumer advertising, as well as enhanced internet-based promotional activities.

        Customer service is a critical component of our marketing strategy. We maintain an internal customer service department that responds to customer inquiries, investigates and resolves issues, and generally assists customers and consumers on a 24/7 basis.

Competition

        The juvenile product industry has many participants, none of which have dominant market share, though certain companies may have disproportionate strength in certain product categories. We compete with a number of different companies in a variety of categories, although there is no single company that competes with us across all of our product categories. Our largest direct competitors are Dorel Industries (including Safety 1st and Cosco brands), Fisher-Price (part of Mattel, Inc.), The First Years (a subsidiary of Tomy Corporation), and Graco (a subsidiary of Newell Rubbermaid). In addition, we compete in several of our product lines with a number of private companies, such as KidCo, Inc. and Munchkin.

        The primary methods of competition in the industry consist of product innovation, brand positioning, quality, price, and timely distribution. Our competitive strengths include our ability to develop innovative new products, brand awareness, our relationships with major retailers, and the quality and pricing of our products.

Intellectual Property

        We rely on a combination of patents, licenses and trade secrets to protect our intellectual property. Our patents currently in effect include various design features related to safety gates, bouncers, and bathers, with several other patents under review by the United States Patent and Trademark Office (USPTO). These patents expire at various times during the next 17 years. Our focus on continuous product improvement and innovation provides constant strength and renewal of our patent portfolio. We also have license agreements in place related to the use of patented technology owned by third parties in certain of our products. In certain circumstances, if we do not believe we have appropriate expertise, we will partner with third parties to develop proprietary products.

Customers

        Sales to our top seven customers together comprised more than 74% of our sales in fiscal 2014 and 78% of our sales in fiscal 2013. These customers include Babies R Us/Toys R Us, Wal-Mart, Target, Amazon.com, Buy Buy Baby, K-Mart, and Burlington Coat Factory. Of these customers, four generated more than 10% of sales for fiscal 2014: Babies R Us/Toys R Us (27%), Walmart (14%), Target (11%), and Amazon.com (11%). In fiscal 2013, three customers generated more than 10% of sales: Babies R Us/Toys R Us (31%), Walmart (19%) and Target (11%).

        We have no long-term contracts with these customers, and because of the concentration of our business with these customers, our success depends heavily on our customers' willingness to purchase and provide shelf space for our products.

Seasonality

        We do not see significant variations in seasonal demand for our products. Sales history has exhibited some higher volume at times associated with initial shipments of new products. These orders usually incorporate enough product inventory to fill each store plus additional amounts to be kept at the customer's distribution center. The timing of these initial shipments varies by customer depending on when they finalize store layouts for the upcoming year and whether there are any mid-year product introductions.

Geographic Regions

        North America accounted for approximately 91% and 92% of our total net sales in 2014 and 2013, respectively. Remaining sales were in the United Kingdom and all other geographic regions. We maintain sales, marketing, and distribution offices in Canada, Australia, and England, which services the United Kingdom and other parts of Europe. We also maintain a product development, engineering and quality assurance office in Hong Kong.

Regulatory Matters

        We obtain all necessary regulatory agency approvals for each of our products. In the United States, these approvals may include, among others: Consumer Product Safety Commission ("CPSC"), the American Society of Test Methods ("ASTM"), the Juvenile Products Manufacturing Association ("JPMA"), the Federal Communications Commission ("FCC") and the U.S. Food and Drug Administration ("FDA"). We conduct our own internal testing, utilizing a "foreseeable use and abuse" testing method that is designed to subject each product to the "worst case scenario." Our products are also frequently tested by independent government certified labs.

Insurance

        We carry product liability insurance that provides us with $15 million coverage with a minimal deductible. We consult with our insurers to ascertain appropriate liability coverage for our product mix. We believe our current coverage is adequate for our existing business and will continue to evaluate our coverage in the future in line with our expanding sales and product breadth.

Employees

        As of January 3, 2015, we had approximately 203 employees, 198 who were full time employees, and 118 of whom work in our headquarters in Rhode Island. Our employees are not covered by a collective bargaining agreement. We consider our employee relations to be good.

Available Information

        The Company is incorporated under the laws of the State of Delaware. Our principal executive offices are located at 1275 Park East Drive, Woonsocket, Rhode Island 02895, and our telephone number is (401) 671 6550.

        We maintain our corporate website at www.summerinfant.com and we make available, free of charge, through this website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports that we file with, or furnish to, the Securities and Exchange Commission ("SEC"), as soon as reasonably practicable after we electronically file that material with, or furnish it to, the SEC. You may also read and copy any material filed by us with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, and you may obtain information on the operation of the Public Reference Room by calling the SEC in the U.S. at 1-800-SEC-0330. In addition, the SEC maintains an Internet website, www.sec.gov, that contains reports, proxy and information statements and other information that we file electronically with the SEC. Our website also includes corporate governance information, including our Code of Ethics and our Board Committee Charters. The information contained on our website does not constitute a part of this report.

Item 1A.    Risk Factors

        If any of the events or circumstances described in the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected and the trading price of our common stock could decline.

The concentration of our business with a base of retail customers means that economic difficulties or changes in the purchasing policies of our major customers could have a significant impact on our business and operating results.

        We rely on a relatively small base of retail customers to sell the majority of our products. In fiscal 2014, Babies R Us/Toys R Us generated 27% of our total sales, three other customers each accounted for more than 10% of our sales, and seven customers accounted for 74% of our total sales. If one or more of these customers were to experience difficulties in fulfilling their obligations to us, cease doing business with us, significantly reduce the amount of their purchases from us, favor competitors, increase their direct competition with us by expanding their private-label business, change their purchasing patterns, change the manner in which they promote our products, or return a substantial amount of our products, it could significantly harm our sales, profitability and financial condition.

        The sales we make to customers are typically made on credit without collateral. There is a risk that key customers will not pay or that payment may be delayed, because of contraction of credit availability to such customers, weak retail sales or other factors beyond our control, which could increase our exposure to losses from bad debts. In addition, if key customers were to cease doing business or significantly reduce the number of stores operated, it could have a significant adverse effect on our business, financial condition, and results of operations.

We do not have long-term commitments with any of our retail customers, and retailers make purchases by delivering one-time purchase orders. As a result, pricing, shelf space, cooperative advertising or promotions with each retailer may be subject to change and periodic negotiation.

        We have no long- term contracts with our retail customers and, because of the significant concentration of our business with these customers, our success depends on our customers' willingness to continue to purchase our products and provide advertising and promotion support and shelf space for our products. An adverse change in our relationship with any of our significant retail customers could adversely affect our results of operations and financial condition.

Our ability to grow and compete will be harmed if we do not successfully satisfy consumer preferences, enhance existing products, develop and introduce new products, and achieve market acceptance of those products.

        Our business and operating results depend largely upon providing our customers products that appeal to the end user. Consumer preferences, particularly among parents whom are often the end purchasers of our products, are constantly changing. Our success largely depends on our ability to identify emerging trends in the infant and juvenile health, safety and wellness marketplace, and to design quality products that address consumer preferences and prove safe and cost effective. Our product offerings compete with those of many other larger companies. Many of these companies enjoy broader brand recognition and have significant distribution channel relationships in place, and as a result, our market position is always at risk.

        Our ability to maintain and increase our current market share will depend upon our ability to anticipate changes in consumer preferences and satisfy these preferences, enhance existing products, develop and introduce new products and establish and grow distribution channels for these products, and ultimately, achieve market acceptance of these products. A failure to achieve market acceptance of our products would harm our ability to grow our business.

An inability to develop and introduce planned new products or product lines in a timely and cost-effective manner may damage our business.

        In developing new products and product lines, we have anticipated dates for the associated product introductions. When we state that we will introduce, or anticipate introducing, a particular product or product line at a certain time in the future, those expectations are based on completing the associated development, implementation, marketing work, and manufacturing in accordance with our currently anticipated development schedule. The risk is also heightened by the sophistication of certain products we are designing, in terms of combining digital and analog technologies, utilizing digital media to a greater degree, and providing greater innovation and product differentiation. Unforeseen delays or difficulties in the development process, significant increases in the planned cost of development, changes in anticipated consumer demand for our products, and delays in the manufacturing process may cause the introduction date for products to be later than anticipated or, in some situations, may cause a product introduction to be discontinued. If we are unable to manufacture, source and ship new products in a timely manner and on a cost effective basis to meet constantly changing customer demand, it could have a material adverse effect on our business and operating results.

If we do not maintain sufficient inventory levels or if we are unable to deliver our products to our customers in sufficient quantities, or on a timely basis, or if our inventory levels are too high, our operating results will be adversely affected.

        Our business places stringent demands on our inventory forecasting and production planning processes. This inventory management approach may be particularly challenging when combined with "just-in-time" inventory management systems commonly used by retailers to minimize their inventory levels. If we fail to meet tight shipping schedules, we could damage our relationships with retailers, increase our shipping costs or cause sales opportunities to be delayed or lost. To deliver our merchandise on a timely basis, we need to maintain adequate inventory levels of the desired products. This approach requires us to begin to place orders for components for certain products up to a year in advance, and we procure a significant amount of product months in advance of certain time periods. At the time we place factory orders, we may not have firm orders from retailers or a complete understanding of what consumer demand for those products will be. If our inventory forecasting and production planning processes result in manufacturing inventory levels in excess of the levels demanded by our customers, we could be required to record inventory write-downs for excess and obsolete inventory, which would adversely affect our operating results. In addition, if our processes result in our inventory levels being too low to meet customer demand, we may lose sales, which would adversely affect our operating results.

We rely on external financing to help fund our operations. Covenants in our debt agreements may affect our liquidity or limit our ability to complete acquisitions, incur debt, make investments, sell assets, merge or complete other significant transactions.

        To meet our working capital needs, we rely on our revolving credit facility for working capital. Our credit facility agreement includes certain covenants that place limitations on or restrict a number of our activities, including our ability to:

  •
  incur additional debt;

  •
  create liens on our assets or make guarantees;

  •
  make certain investments or loans;

  •
  pay dividends; or

  •
  dispose of or sell assets; or

  •
  enter into a merger or similar transaction.

        Our performance and financial condition may not meet our original expectations at the time we entered into the credit facility, causing us to fail to meet such financial covenants. These restrictive covenants may limit our ability to engage in acts that may be in our best long-term interests. Non-compliance with the covenants in these agreements could result in us being unable to utilize borrowings under our revolving credit facility, a circumstance which potentially could occur when operating shortfalls would most require supplementary borrowings to enable us to continue to fund our operations. There is no guarantee that we would be able to refinance debt on favorable terms, or at all.

Deviations from expected results of operations and expected cash requirements could result in a failure to meet financial covenants under our debt agreements, which would adversely affect our financial condition and results of operations.

        Any significant deviation in actual results from our expected results of operations, or in the timing of material expenditures from current estimates, any significant business or product acquisitions, or other significant unanticipated expenses could result in us not meeting our financial covenants under the terms of our credit facility and term loan. If we are unable to generate sufficient available cash flow to service our outstanding debt, then we would need to refinance such debt or face default. In such circumstances, our lenders could declare a default, which would have a material adverse effect on our financial condition and results of operations. If access to our credit facility is limited or terminated, our liquidity would be constrained, affecting our operations and growth prospects, and we would need to seek additional equity or debt financing. There is no assurance that such financing would be available on acceptable terms or at all. Furthermore, any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants that could impede our ability to effectively operate and grow our business in the future.

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

        We rely on numerous third-party suppliers located in Asia for the manufacture of most of our products. While we believe that alternative suppliers could be located if required, our product sourcing could be affected if any of these suppliers do not continue to manufacture our products in required quantities or at all, or with the required levels of quality. We do not have any long-term supply contracts with our foreign suppliers; rather, we enter into purchase orders with these suppliers. In addition, difficulties encountered by these suppliers, such as fire, accident, natural disasters, outbreaks of contagious diseases, or political unrest, could halt or disrupt production at the affected locations, resulting in delay or cancellation of orders. Any of these events could result in delayed deliveries by us of our products, causing reduced sales and harm to our reputation and brand name.

Because we rely on foreign suppliers and we sell in foreign markets, we are subject to numerous risks associated with international business that could increase our costs or disrupt the supply of our products, resulting in a negative impact on our business and financial condition.

        Our international operations subject us to risks, including:

  •
  economic and political instability;

  •
  restrictive actions by foreign governments;

  •
  greater difficulty enforcing intellectual property rights and weaker laws protecting intellectual property rights;

  •
  changes in import duties or import or export restrictions;

  •
  timely shipping of product and unloading of product through West Coast ports, as well as timely truck delivery to our warehouses;

  •
  complications in complying with the laws and policies of the United States affecting the importation of goods, including duties, quotas, and taxes; and

  •
  complications in complying with trade and foreign tax laws.

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

        Our success depends on the efforts of our senior management team and other key personnel. Although we believe that we have a strong management team, the loss of services of members of our senior management team, who have substantial experience in the infant and juvenile health, safety and wellness markets, could have an adverse effect on our business. In addition, if we expect to grow our operations, it will be necessary for us to attract and retain additional qualified personnel. The market for qualified and talented product development personnel in the consumer goods market, and specifically in the infant and juvenile health, safety and wellness products market, is intensely competitive. If we are unable to attract or retain qualified personnel as needed, the growth of our operations could be slowed or hampered.

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

        The integration of operations of any company we do acquire involves a number of risks, including unanticipated costs relating to the integration of acquired business, difficulties in achieving planned cost-savings and synergies and the diversion of management's attention to integration could impair their ability to effectively manage our current business operations. In addition, any future acquisition may result in issuances of dilutive equity securities, which may be sold at a discount to market price, the incurrence of debt, unfavorable financing terms, large one-time expenses and the creation of intangible assets, including goodwill, the write-down of which may result in significant charges to earnings.

We rely on information technology in our operations, and any material failure, inadequacy, interruption, or security failure of that technology could harm our ability to effectively operate our business.

        We rely on information technology systems across our operations, including for management of our supply chain, sale and delivery of our products, and various other processes and transactions, including credit card processing for online sales. Our ability to effectively manage our business and coordinate the production, distribution, and sale of our products depends on the reliability and capacity of these systems and in some instances, third-party service providers. The failure of these systems to operate effectively due to service interruptions, problems with transitioning to upgraded or replacement systems, or a breach in security of these systems could cause delays in product sales and reduced efficiency of our operations, loss of proprietary data or customer information, and capital investments could be required to remediate the problem.

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

        There are provisions in our certificate of incorporation and bylaws that may discourage a third party from making a proposal to acquire us, even if some of our stockholders might consider the proposal to be in their best interests, and may prevent attempts by our stockholders to replace or remove our current management. These provisions include provisions in our certificate of incorporation that authorize our Board of Directors to issue shares of preferred stock without stockholder approval and to establish the preferences and rights of any preferred stock issued, which would allow the Board of Directors to issue one or more classes or series of preferred stock that could discourage or delay a tender offer or change in control, and provisions in our bylaws that require advance written notice of stockholder proposals and director nominations.

        Additionally, we are subject to Section 203 of the Delaware General Corporation Law, which, in general, imposes restrictions upon acquirers of 15% or more of our stock. Finally, the Board of Directors may in the future adopt other protective measures, such as a stockholder rights plan, which could delay, deter or prevent a change of control.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        We are headquartered in a 52,000 square facility in Woonsocket, Rhode Island. We have a seven year lease on this facility, which will expire in 2016, and includes an option to extend the lease for an additional five-year term. We also lease small offices in Arkansas, Canada, Israel, the United Kingdom and Hong Kong.

        We maintain inventory at leased warehouses in California (approximately 442,000 square feet), Canada (approximately 61,000 square feet), Australia (third party warehouse) and the United Kingdom (approximately 16,000 square feet). These leases expire at various times through 2018.

Item 3.    Legal Proceedings

        From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may have a material adverse effect on our business, financial condition or results of operations.

Item 4.    Mine Safety Disclosures

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

        Our common stock is traded on the Nasdaq Capital Market under the symbol "SUMR".

        The high and low sales prices for our common stock as reported on the Nasdaq Capital Market for the periods indicated below were as follows:

	High	Low
Fiscal Year Ended December 31, 2013
First Quarter	$2.79	$1.67
Second Quarter	$3.73	$2.22
Third Quarter	$3.60	$2.66
Fourth Quarter	$3.05	$1.71
Fiscal Year Ended January 3, 2015
First Quarter	$2.37	$1.45
Second Quarter	$3.50	$1.60
Third Quarter	$4.77	$2.71
Fourth Quarter	$3.64	$1.74

Holders of Common Stock

        As of January 23, 2015, there were 33 holders of record of our common stock. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of record holders.

Dividend Policy

        There have been no cash dividends declared on our common stock since our Company was formed. Dividends are declared at the sole discretion of our Board of Directors. Our intention is not to declare cash dividends and retain all cash for our operations and future acquisitions. In addition, under the terms of our current credit facilities, we are restricted in our ability to pay cash dividends to our stockholders.

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

        In 2014, our Board of Directors approved a change in our fiscal year, from a fiscal year ending on December 31 of each calendar year to a fiscal year ending on the Saturday closest to December 31 of each calendar year. This change is effective with the 2014 fiscal year. As a result our 2014 fiscal year ended on January 3, 2015. The change in fiscal year did not have a material impact on our results for fiscal 2014 and did not materially impact the comparison of fiscal 2014 results to fiscal 2013 results discussed below. For purposes of this discussion, fiscal 2014 means the fiscal year ended January 3, 2015, fiscal 2013 means the fiscal year ended December 31, 2013.

Overview

        We are a premier juvenile products company originally founded in 1985 and have publicly traded on the Nasdaq Stock Market since 2007 under the symbol "SUMR." We create branded juvenile health, safety and wellness products (targeted for ages 0-3 years) that are intended to deliver a diverse range of parenting solutions to families. We focus on providing innovative products to meet the "on-the-go" lifestyle and demands of families who seek more opportunities to connect with their children.

        We operate in one principal industry segment across geographically diverse marketplaces, selling our products globally to large, national retailers as well as independent retailers, and on the internet through third-party websites and our own corporate website. In North America, our customers include Babies R Us, Wal-Mart, Target, Amazon.com, Buy Buy Baby, Burlington Coat Factory, Kmart, Home Depot, and Lowe's. Our largest European-based customers are Mothercare, Toys R Us, Argos and Tesco. We also sell through international distributors, representatives, and to select international retail customers in geographic locations where we do not have a direct sales presence.

        The juvenile products industry is estimated to be a $20 billion market worldwide, and consumer focus is on quality, safety, innovation, and style. Due to the halo effect of baby products in retail stores, there is a strong retailer commitment to the juvenile category. We believe we are positioned to capitalize on positive market trends in the juvenile products industry, including a predicted increase in U.S. birth rates over the next several years.

        Fiscal 2014 was a transformative year for our Company. We made several changes in executive leadership, including the appointment of Carol E. Bramson, a member of our Board of Directors, as our Chief Executive Officer in February 2014. We also added several key members to our senior management team during 2014, including Ken Price as our President of Global Sales, Ronald T. Cardone as our Senior Vice President, Information Technology, and Anna Dooley joined us as Senior Vice President of Product Development. In late 2014, William E. Mote, Jr. was appointed our Chief Financial Officer and in March 2015, we announced the appointment of Robert Stebenne as our President and Chief Operating Officer.

        In addition, we substantially completed the process of exiting our licensing arrangements with Disney® and Carters® begun in 2013 to focus on building our own Summer®, SwaddleMe®, and Born Free® branded products. As a result of exiting these arrangements, net sales in fiscal 2014 were lower than fiscal 2013 while gross profit increased in fiscal 2014, reflecting the benefit of decreased sales of lower margin licensed, closeout and promotional product sales in fiscal 2014 as compared to fiscal 2013. In April 2014, we announced a voluntary recall of rechargeable batteries in certain of our handheld video monitors. Costs associated with the recall were approximately $300, including shared costs from our monitor manufacturer. The shared costs were taken as a charge to our cost of goods sold in the first quarter of 2014. We do not expect the recall to have a significant effect on 2015.

        In 2014, we introduced several new products, including our Pop 'n Play Portable Playard, 3D lite™ Convenience Strollers and Bottle Genius™ Formula Dispenser. We also launched HomeSafe by Summer, a line of home safety products, and in late 2014, we announced our co-branded partnership with Little Me®, a premier newborn and infant clothing brand. The new co-branded product line is expected to launch in mid-2015 and provides us with the opportunity to broaden the presence of the SwaddleMe® brand into high-end department stores and premium specialty retailers. In addition, in 2015 we plan to launch our WiFi 3.0 monitor and to expand on our success with the 3D lite convenience Stroller. We expect to continue to execute on our growth strategy in 2015 by continuing to offer innovative products and to build upon consumer recognition of the Summer®, SwaddleMe®, and Born Free® brands.

Summary of Critical Accounting Policies and Estimates

        The following summary of our critical accounting policies is presented to assist in understanding our consolidated financial statements. The consolidated financial statements and notes are representations of our management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the consolidated financial statements. Additional information about our accounting policies and estimates may be found in Note 1 to our consolidated financial statements included in this report.

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

Revenue Recognition

        We record revenue when all of the following occur: persuasive evidence of an arrangement exists, product delivery has occurred, the sales price to the customer is fixed or determinable and collectability is reasonably assured. Sales are recorded net of provisions for returns and allowances, cash discounts and markdowns. We base our estimates for discounts, returns and allowances on negotiated customer terms, and historical experience. These estimates are subject to variability, as actual deductions taken by customers may be different from the estimates recorded. Customers do not have the right to return products unless the products are defective. We record a reduction of sales for estimated future defective product deductions based on contractual terms and historical experience.

        Sales incentives or other consideration given by us to customers that are considered adjustments of the selling price of products, such as markdowns, are reflected as reductions of revenue. Sales incentives and other consideration that represent costs incurred by us for assets or services received, such as the appearance of our products in a customer's national circular ad (co-op advertising), are reflected as selling and marketing expenses in our accompanying statements of income.

Trade Receivables

        Trade receivables are reported at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts. On a periodic basis, we estimate doubtful accounts based on historical bad debt, factors related to specific customers' ability to pay and current economic trends. We write off accounts receivable against the allowance when a balance is determined to be uncollectible. Amounts are considered to be uncollectable based upon historical experience and management's evaluation of outstanding accounts receivable.

        We do not accrue interest on trade receivables. A receivable is considered past due if payments have not been received within the credit terms on the account, typically 30-60 days for most customers.

        We will turn an account over for collection when approximately 120 days past due. Accounts are considered uncollectible if no payments are received 60 to 90 days after they have been turned over for collection.

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

Long-Lived Assets with Finite Lives

        We review long-lived assets with finite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. An asset is considered to be impaired when its carrying amount exceeds both the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition and the assets' fair value. Long-lived assets include property and equipment and finite-lived intangible assets. The amount of impairment loss, if any, is charged by us to current operations.

Indefinite-Lived Intangible Assets

        We account for indefinite-lived intangible assets in accordance with accounting guidance that requires indefinite-lived intangible assets be tested annually for impairment and more frequently if events or changes in circumstances indicate that the asset might be impaired. Our annual impairment testing is conducted in the fourth quarter of every year.

        We test indefinite-lived intangible assets for impairment by comparing the asset's fair value to its carrying amount. If the fair value is less than the carrying amount, the excess of the carrying amount over fair value is recognized as an impairment charge and the adjusted carrying amount becomes the assets' new accounting basis.

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

        We recognize interest and penalties, if any, related to uncertain tax positions in interest expense. No interest and penalties related to uncertain tax positions were accrued at January 3, 2015. All audit adjustments have been recorded without significant impact on our results of operations. On a global basis, the open tax years subject to examination by major taxing jurisdictions in which we operate is between two to six years.

Results of Operations

        The following table presents selected condensed consolidated financial information for our Company for the years ended January 3, 2015 ("fiscal year 2014") and December 31, 2013 ("fiscal year 2013").

	Year ended January 3, 2015		Year Ended December 31, 2013
Net sales	$205,359	100.0%	$208,173	100.0%
Cost of goods sold	138,418	67.4%	143,166	68.8%

Gross profit	66,941	32.6%	65,007	31.2%
General and administrative expenses	40,273	19.6%	38,022	18.3%
Selling expenses	18,437	9.0%	20,839	10.0%
Depreciation and amortization	5,548	2.7%	6,280	3.0%

Income (loss) from operations	2,683	1.3%	(134)	(0.0)%
Interest expense, net	3,455	1.7%	3,999	1.9%
(Benefit) for income taxes	(527)	0.3%	(1,318)	0.6%

Net loss	$(245)	(0.1)%	$(2,815)	(1.4)%

Fiscal Year 2014 Compared with Fiscal Year 2013

        Net sales declined 1.4% from $208,173 for fiscal 2013 to $205,359 for fiscal year 2014. The decline was primarily attributable to our having exited licensing arrangements with Disney® and Carters® in 2013 and early 2014 to focus on building our own branded products of Summer®, SwaddleMe®, and Born Free® in fiscal 2014 and lower closeout sales in fiscal 2014. Excluding $16.9 million and $0.6 million of sales related to our exit of the Disney® and Carters® licensing arrangements in fiscal 2013 and 2014, respectively, 2014 net sales increased 5.3%.

        Gross profit increased 3.0% from $65,007 for fiscal year 2013 to $66,941 for fiscal year 2014, and gross margin increased from 31.2% for fiscal year 2013 to 32.6% for fiscal year 2014. The increase in gross profit and 140 basis point improvement in gross margin was due to a favorable mix of higher margin products sold, partially offset by the effect of the voluntary battery recall announced in the second quarter of fiscal year 2014 and inventory charges related to product categories to be phased out. Excluding $300 relating to the battery recall and $617 of nonrecurring inventory charges related to exiting our licensing arrangements in fiscal year 2014, gross margin was 33.0%.

        General and administrative expenses increased 5.9% from $38,022 for fiscal year 2013 to $40,273 for fiscal year 2014. General and administrative expenses also increased as a percent of sales from

18.3% for fiscal year 2013 to 19.6% for fiscal year 2014. Excluding charges of $2,202 associated with leadership changes for fiscal year 2014, general and administrative expenses were $38,071 or 18.5%.

        Selling expenses decreased 11.5% from $20,839 for fiscal year 2013 to $18,437 for fiscal year 2014, and decreased as a percent of sales from 10.0% for fiscal year 2013 to 9.0% for fiscal year 2014. This decrease was primarily attributable to additional cost controls implemented over retailer programs such as cooperative advertising and lower royalty costs under licensing agreements as part of discontinuing certain licensing arrangements.

        Depreciation and amortization decreased 11.7% from $6,280 in fiscal year 2013 to $5,548 for fiscal year 2014. The decrease in depreciation and amortization is attributable to a reduction in capital investment partially offset by higher amortization on new finite-lived intangible assets capitalized in 2013.

        Interest expense decreased 13.6% from $3,999 in fiscal year 2013 to $3,455 for fiscal year 2014 as a result of lower average interest rates.

        For fiscal year 2013, we recorded a $1,318 benefit for income taxes on $4,133 pretax loss, reflecting an estimated 31.9% tax rate for the period. For fiscal year 2014, we recorded a $527 tax benefit on $772 of pretax loss for the period. Excluding the effect of $197 of reinstated research and development tax credits as a discrete items for the year, the adjusted tax rate for fiscal 2014 was 42.8%.

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

        The majority of our capital expenditures are for tools and molds related to new product introductions. We receive indications from retailers generally around the middle of each year as to what products the retailer will be taking into its product line for the upcoming year. Based on these indications, we will acquire tools and molds required to build and produce the products. In most cases, the payments for the tools and molds are spread over a three to four month period.

        For fiscal year 2014, net cash used in operating activities totaled $6,276. The use of cash in fiscal year 2014 is primarily attributable to investments made in inventory for 1) safety stock for improving sales, 2) new product introductions, and 3) in anticipation of a potential port strike on the West Coast of the United States, where our main distribution center is located, as well as an increase in receivables on higher year over year sales in the fourth quarter. We expect inventory to decline in fiscal 2015 as some of these needs subside. For fiscal year 2013, net cash provided by operating activities totaled $19,061. The cash generated in fiscal year 2013 is primarily attributable to the nonrepeating benefit generated from improved working capital management during the year.

        For fiscal year 2014, net cash used in investing activities was approximately $2,960. For fiscal year 2013, net cash used in investing activities was $4,322. The decline in net cash used in investing activities was primarily attributable to improved capital investment management.

        For fiscal year 2014, net cash provided by financing activities was approximately $9,040, reflecting borrowings primarily to pay for investments made in working capital during the year. For fiscal year 2013, net cash used in financing activities was $15,787, reflecting a pay down of our credit facilities.

        Based primarily on the above factors, net cash decreased for fiscal year 2014 by $301, resulting in a cash balance of approximately $1,272 at fiscal year end.

        The following table summarizes our significant contractual commitments at fiscal 2014 year end:

	Payment Due by Period
Contractual Obligations	Total	2015	2016	2017	2018 and beyond
BofA Agreement	$45,778	—	—	—	$45,778
Term Loan	12,750	$1,500	$1,500	$1,500	8,250
Estimated future interest payments on BofA Agreement	4,417	1,060	1,060	1,060	1,237
Estimated future interest payments on Term Loan	3,643	1,294	1,181	1,013	155
Operating leases	3,799	1,936	1,363	339	161
Capital leases and other liabilities	706	537	169	—	—

Total contractual cash obligations	$71,093	$6,327	$5,273	$3,912	$55,581

        Estimated future interest payments on our line of credit were based upon the interest rates in effect at January 3, 2015.

Capital Resources

        In addition to operating cash flow, we also rely on our existing asset-based revolving credit facility with Bank of America, N.A. to meet our financing requirements, which are subject to changes in our inventory and account receivable levels. We regularly evaluate market conditions, our liquidity profile, and various financing alternatives for opportunities to enhance our capital structure. If market conditions are favorable, we may refinance our existing debt or issue additional securities. Based on past performance and current expectations, we believe that our anticipated cash flow from operations and availability under our existing credit facility are sufficient to fund our working capital, capital expenditures and debt service requirements for at least the next 12 months.

        However, if we are unable to meet our current financial forecast and cannot raise additional funds or adjust our operations accordingly, we may not remain in compliance with the financial covenants required under our revolving credit facility. Unforeseen circumstances, such as softness in the retail industry or deterioration in the business of a significant customer, could create a situation where we cannot access all of our available lines of credit due to not having sufficient assets or fixed charge coverage ratio as required under our credit facility. There is no assurance that we will meet all of our financial or other covenants in the future, or that our lenders will grant waivers if there are covenant violations. In addition, should we need to raise additional funds through additional debt or equity financings, any sale of additional debt or equity securities may cause dilution to existing stockholders. If sufficient funds are not available or are not available on acceptable terms, our ability to address any unexpected changes in our operations could be limited. Furthermore, there can be no assurance that we will be able to raise such funds if and when they are required. Failure to obtain future funding when needed or on acceptable terms could materially adversely affect our results of operations.

  Credit Facility

        The following is a summary of our existing credit facility. Additional information about the credit facility may be found in Note 4 to our consolidated financial statements included in this report. On February 28, 2013, we, along with our subsidiary, Summer Infant (USA), Inc., entered into a new loan and security agreement with Bank of America, N.A. to provide an $80,000, asset-based revolving credit facility (as subsequently amended, the "BofA Agreement"). The BofA Agreement replaced our prior credit facility with Bank of America, which was set to expire in December 2013. In conjunction with our entry into the BofA Agreement, we also entered into a term loan agreement with Salus Capital Partners, which is described below under the heading "Term Loan."

        The BofA Agreement provides for an $80,000, asset-based revolving credit facility, with a $10,000 letter of credit sub-line facility. The total borrowing capacity is based on a borrowing base, which is defined as 85% of our eligible accounts receivable plus the lesser of (i) 70% of the value of eligible inventory or (ii) 85% of the net orderly liquidation value of eligible inventory, less reserves. The scheduled maturity date of loans under the BofA Agreement is February 28, 2018, subject to customary early termination provisions. All obligations under the BofA Agreement are secured by substantially all of our assets, subject to a first priority lien on certain assets held by the Term Loan lender described below. In addition, Summer Infant Canada Limited and Summer Infant Europe Limited, our subsidiaries, are guarantors under the BofA Agreement. Proceeds from the loans under the BofA Agreement were used to satisfy existing debt, pay fees and transaction expenses associated with the closing of the BofA Agreement, pay obligations under the prior BofA Agreement, and were used to make payments on the Term Loan and for other general corporate purposes, including working capital.

        Loans under the BofA Agreement bear interest, at our option, at a base rate or at LIBOR, plus applicable margins based on average quarterly availability under the BofA Agreement and ranging between 1.75% and 2.25% on LIBOR borrowings and 0.25% and 0.75% on base rate borrowings. Interest payments are due monthly, payable in arrears. We are also required to pay an annual non-use fee of 0.375% of the unused amounts under the BofA Agreement, as well as other customary fees as are set forth in the BofA Agreement. As of January 3, 2015, the base rate on loans was 4.0% and the LIBOR rate was 2.5%.

        Under the BofA Agreement, we are required to comply with certain financial covenants. We are required to maintain a trailing twelve month fixed charge coverage ratio of at least 1.0 to 1.0, tested on a monthly basis. The BofA Agreement contains customary affirmative and negative covenants. Among other restrictions, we are restricted in our ability to incur additional debt, make acquisitions or investments, dispose of assets, or make distributions unless, in each case, certain conditions are satisfied. The BofA Agreement also contains customary events of default, including a cross default with the Term Loan, the occurrence of a material adverse event and the occurrence of a change of control. In the event of a default, all of our obligations and the obligations of our subsidiaries under the BofA Agreement may be declared immediately due and payable. For certain events of default relating to insolvency and receivership, all outstanding obligations would become due and payable.

        The amount outstanding on the BofA Agreement at January 3, 2015 was $45,777. Total borrowing capacity under the BofA Agreement at January 3, 2015 was $54,577 and borrowing availability was $8,800. We were in compliance with the financial covenants under the BofA Agreement as of January 3, 2015.

  Term Loan

        On February 28, 2013, we, along with our subsidiary, Summer Infant (USA), Inc., as borrowers, entered into a term loan agreement (as subsequently amended, the "Term Loan Agreement") with Salus Capital Partners, LLC for a $15,000 term-loan (as subsequently amended, the "Term Loan").

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

        The principal of the Term Loan is being repaid, on a quarterly basis, in installments of $375, commencing with the quarter ending September 30, 2013, until paid in full on termination. The Term Loan bears interest at an annual rate equal to LIBOR, plus 10%, with a LIBOR floor of 1.25%. Interest payments are due monthly, in arrears. As of January 3, 2015, the interest rate on the Term Loan was 11.25%.

        The Term Loan Agreement contains customary affirmative and negative covenants substantially the same as the BofA Agreement described above. In addition, we are required to maintain a trailing twelve month senior leverage ratio of 1:1, tested on a monthly basis of no more than 5.0 to 1.0.The Term Loan Agreement also contains events of default, including a cross default with the BofA Agreement, the occurrence of a material adverse event, the occurrence of a change of control, and the recall of products having a value of $2,000 or more. In the event of a default, all of our obligations and the obligations of our subsidiaries under the Term Loan Agreement may be declared immediately due and payable. For certain events of default relating to insolvency and receivership, all outstanding obligations would become due and payable.

        The amount outstanding on the Term Loan at January 3, 2015 was $12,750. We were in compliance with the financial covenants under the Term Loan Agreement as of January 3, 2015.

Off-Balance Sheet Arrangements

        We did not have any off-balance sheet arrangements during the year ended January 3, 2015 or the year ended December 31, 2013.

Recently Issued Accounting Pronouncements

        In May 2014, the FASB issued new accounting guidance related to revenue recognition. This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective beginning January 1, 2017 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We are currently evaluating the impact of the adoption of this guidance on its consolidated financial statements.

        Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Special Note Regarding Forward Looking Statements

        This report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements concern management's current assumptions, estimates, beliefs, plans, strategies and expectations and anticipated events or trends and similar expressions concerning matters that are not historical facts. Such forward-looking information may be identified by terms such as

"expect," "anticipate," "believe," "outlook," "may," "estimate," "should," "predict" and similar terms or variations thereof, and includes statements regarding the effectiveness of our strategy to promote future growth and profitability, the strength of our customer and supplier relationships, our liquidity for the next 12 months, the ability of our new leadership team and expected trends and product offerings in 2015. These statements are based on a series of expectations, assumptions, estimates and projections about our Company, are not guarantees of future results or performance, and involve significant risks, uncertainties and other factors, including assumptions and projections, for all forward periods. Our actual results may differ materially from any future results expressed or implied by such forward-looking statements. Such factors include, among others, the following:

  •
  the concentration of our business with a small number of retail customers;

  •
  the purchasing policies of and advertising and promotional support from our customers;

  •
  our ability to compete by introducing new products or enhancing existing products that satisfy consumer preferences;

  •
  our ability to develop new products in a timely and cost-efficient manner;

  •
  our ability to manage inventory levels and meet customer demand;

  •
  our ability to comply with financial and other covenants in our debt agreements;

  •
  our reliance on foreign suppliers and potential disruption in foreign markets in which we operate;

  •
  increases in the cost of raw materials used to manufacture our products;

  •
  our ability to protect our intellectual property;

  •
  compliance with safety and testing regulations for our products;

  •
  product liability claims arising from use of our products;

  •
  our dependence on key personnel;

  •
  unanticipated tax liabilities; and

  •
  an impairment of other intangible assets.

        The foregoing list of important factors does not include all such factors, nor necessarily present them in order of importance. In addition, please refer to the "Risk Factors" section of this report for additional information regarding factors that could affect our results of operations, financial condition and liquidity.

        We intend our forward-looking statements to speak only as of the time of such statements and do not undertake or plan to update or revise them as more information becomes available or to reflect changes in expectations, assumptions or results. We cannot give any assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of, or any material adverse change in, one or more of the risk factors or risks and uncertainties referred to in this report or included in our other periodic reports filed with the SEC could materially and adversely impact our operations and our future financial results.

        Any public statements or disclosures by us following this report that modify or impact any of the forward-looking statements contained in or accompanying this report will be deemed to modify or supersede such outlook or other forward-looking statements in or accompanying this report.

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

        None.

Item 9A.    Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures

        As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of January 3, 2015. Our principal executive officer and principal financial officer have concluded, based on their evaluation, that our disclosure controls and procedures were effective as of January 3, 2015.

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

        The Company's management has used the criteria established in the 1992 "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO Framework") to evaluate the effectiveness of the Company's internal control over financial reporting. Management has selected the 1992 COSO Framework for its evaluation as it is a control framework recognized by the SEC and the Public Company Accounting Oversight Board, that is free from bias, permits reasonably consistent qualitative and quantitative measurement of the Company's internal controls, is sufficiently complete so that relevant controls are not omitted, and is relevant to an evaluation of internal controls over financial reporting.

        Management of the Company conducted an evaluation of the effectiveness, as of January 3, 2015, of the Company's internal control over financial reporting and based on its evaluation under the COSO Framework, management has concluded that the Company's internal control over financial reporting was effective as of January 3, 2015.

(c)
Changes in Internal Control Over Financial Reporting

        There was no change in our internal control over financial reporting that occurred during the quarter ended January 3, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information relating to directors and director nominees of the Company is set forth in our definitive Proxy Statement to be filed with the SEC in connection with our 2015 Annual Meeting of Stockholders (the "2015 Proxy Statement") and is incorporated herein by reference.

        The information relating to the Company's executive officers and Section 16(a) beneficial ownership reporting compliance is set forth in the 2015 Proxy Statement and is also incorporated herein by reference.

        We have adopted a Code of Ethics that applies to all of our directors, officers and employees. The Code of Ethics is publicly available in the Investor Relations section of our website at www.summerinfant.com. Amendments to the Code of Ethics and any grant of a waiver from a provision of the Code of Ethics requiring disclosure under applicable SEC and Nasdaq rules will be disclosed on our website.

        The information relating to the Company's Audit Committee and its designated audit committee financial expert is set forth in the 2015 Proxy Statement and is incorporated herein by reference.

        The information concerning procedures by which stockholders may recommend director nominees is set forth in the 2015 Proxy Statement and is incorporated herein by reference.

Item 11.    Executive Compensation

        The information relating to executive compensation is set forth in the 2015 Proxy Statement and is incorporated herein by reference, provided that the information under the caption "Compensation Committee Report" shall be deemed "furnished" and shall not be deemed "filed" with this report, not deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, except only as may be expressly set forth in any such filing by specific reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information relating to security ownership of management, certain beneficial owners, and the Company's equity plans is set forth in the 2015 Proxy Statement and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information relating to certain relationships and related party transactions and director independence is set forth in the 2015 Proxy Statement and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

        The information relating to the independent registered public accounting firm fees and services and the Company's pre-approval policies and procedures for audit and non-audit services provided by such accounting firm is set forth in the 2015 Proxy Statement and is incorporated herein by reference.

 PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
(1) Financial Statements

        The list of consolidated financial statements and notes required by this Item 15 (a)(1) is set forth in the "Index to Financial Statements" on page F-1 of this Annual Report.

  (2) Financial Statement Schedules

        All schedules have been omitted because the required information is included in the financial statements or notes thereto.

(b)
Exhibits

        The exhibits listed in the "Index to Exhibits" immediately preceding the exhibits are filed as part of this Annual Report.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 4th day of March 2015.

SUMMER INFANT, INC.
By:	/s/ CAROL E. BRAMSON Carol E. Bramson Chief Executive Officer (Principal Executive Officer)
By:	/s/ WILLIAM E. MOTE, JR. William E. Mote, Jr. Chief Financial Officer (Principal Financial and Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ CAROL E. BRAMSON Carol E. Bramson	Chief Executive Officer and Director (Principal Executive Officer)	March 4, 2015
/s/ WILLIAM E. MOTE, JR. William E. Mote, Jr.	Chief Financial Officer (Principal Financial and Accounting Officer)	March 4, 2015
/s/ DAN ALMAGOR Dan Almagor	Director	March 4, 2015
/s/ MARTIN FOGELMAN Martin Fogelman	Director	March 4, 2015
/s/ JASON MACARI Jason Macari	Director	March 4, 2015
/s/ DERIAL SANDERS Derial Sanders	Director	March 4, 2015

Name	Title	Date

/s/ ROBERT STEBENNE Robert Stebenne	Director	March 4, 2015
/s/ RICHARD WENZ Richard Wenz	Director	March 4, 2015
/s/ STEPHEN ZELKOWICZ Stephen Zelkowicz	Director	March 4, 2015

Summer Infant, Inc. and Subsidiaries
Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Summer Infant, Inc.

        We have audited the accompanying consolidated balance sheets of Summer Infant, Inc. and Subsidiaries as of January 3, 2015 and December 31, 2013, and the related consolidated statements of operations, comprehensive loss, cash flows, and stockholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Summer Infant, Inc. and Subsidiaries as of January 3, 2015 and December 31, 2013, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP

McGladrey LLP
Boston, Massachusetts
March 4, 2015

Summer Infant, Inc. and Subsidiaries

Consolidated Balance Sheets

        Note that all amounts presented in the table below are in thousands of U.S. dollars, except share amounts and par value per share.

	January 3, 2015	December 31, 2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,272	$1,573
Trade receivables, net of allowance for doubtful accounts of $159 and $100 at January 3, 2015 and December 31, 2013, respectively	38,794	34,574
Inventory, net	44,010	38,378
Prepaids and other current assets	2,076	1,890
Deferred tax assets	1,194	832

TOTAL CURRENT ASSETS	87,346	77,247
Property and equipment, net	13,080	14,796
Other intangible assets, net	20,679	21,575
Other assets	1,362	1,749

TOTAL ASSETS	$122,467	$115,367

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$21,878	$22,072
Accrued expenses	$8,628	$9,658
Current portion of long-term debt and capital leases	1,641	1,962

TOTAL CURRENT LIABILITIES	32,147	33,692
Long-term debt, less current portion	57,097	47,756
Other liabilities	2,994	3,289
Deferred tax liabilities	2,378	3,140

TOTAL LIABILITIES	94,616	87,877
STOCKHOLDERS' EQUITY
Preferred Stock, $0.0001 par value, 1,000,000 authorized, none issued or outstanding at January 3, 2015 and December 31, 2013	—	—
Common Stock $0.0001 par value, authorized, issued and outstanding of 49,000,000, 18,415,934, and 18,144,285 at January 3, 2015 and 49,000,000, 18,257,924 and 17,986,275 at December 31, 2013, respectively	2	2
Treasury Stock at cost (271,649 shares at January 3, 2015 and December 31, 2013)	(1,283)	(1,283)
Additional paid-in capital	74,954	73,715
Accumulated deficit	(44,412)	(44,167)
Accumulated other comprehensive loss	(1,410)	(777)

TOTAL STOCKHOLDERS' EQUITY	27,851	27,490

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$122,467	$115,367

See notes to consolidated financial statements.

Summer Infant, Inc. and Subsidiaries

Consolidated Statements of Operations

        Note that all amounts presented in the table below are in thousands of U.S. dollars, except share and per share amounts.

	For the fiscal year ended
	January 3, 2015	December 31, 2013
Net sales	$205,359	$208,173
Cost of goods sold	138,418	143,166

Gross profit	66,941	65,007
General and administrative expenses	40,273	38,022
Selling expenses	18,437	20,839
Depreciation and amortization	5,548	6,280

Operating income (loss)	2,683	(134)
Interest expense, net	3,455	3,999

Loss before provision for income taxes	(772)	(4,133)
(Benefit) for income taxes	(527)	(1,318)

NET LOSS	$(245)	$(2,815)

Net loss per share BASIC	$(0.01)	$(0.16)
Weighted average shares outstanding BASIC	18,060,799	17,929,734
Net loss per share DILUTED	$(0.01)	$(0.16)
Weighted average shares outstanding DILUTED	18,060,799	17,929,734

See notes to consolidated financial statements.

Summer Infant, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

        Note that all amounts presented in the table below are in thousands of U.S. dollars.

	For the fiscal year ended
	January 3, 2015	December, 31 2013
Net loss	$(245)	$(2,815)
Other comprehensive loss:
Cumulative changes in foreign currency translation adjustments	$(633)	(573)

Comprehensive loss	$(878)	$(3,388)

See notes to consolidated financial statements.

Summer Infant, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

        Note that all amounts presented in the table below are in thousands of U.S. dollars.

	For the fiscal year ended
	January 3, 2015	December 31, 2013
Cash flows from operating activities:
Net loss	$(245)	$(2,815)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,548	6,280
Stock-based compensation	1,220	893
Loss on asset disposal	—	70
Deferred income taxes	(1,130)	(715)
Changes in assets and liabilities, net of effects of acquisitions
(Increase) decrease in accounts receivable	(4,622)	10,682
(Increase) decrease in inventory	(6,093)	11,426
(Increase) decrease in prepaids and other current assets	(86)	604
Decrease (increase) in other assets	392	(1,744)
(Decrease) in accounts payable and accrued expenses	(1,260)	(5,620)

Net cash (used in) provided by operating activities	(6,276)	19,061

Cash flows from investing activities:
Acquisitions of property and equipment	(2,733)	(3,259)
Acquisitions of other intangible assets	(227)	(1,114)
Proceeds from sale of assets	—	138
Acquisitions, net of cash acquired	—	(87)

Net cash used in investing activities	(2,960)	(4,322)

Cash flows from financing activities:
Net borrowings (repayments) of debt	9,021	(15,819)
Issuance of common stock upon exercise of stock options	19	32

Net cash provided by (used in) financing activities	9,040	(15,787)

Effect of exchange rate changes on cash and cash equivalents	(105)	(511)

Net decrease in cash and cash equivalents	(301)	(1,559)
Cash and cash equivalents at beginning of year	1,573	3,132

Cash and cash equivalents at end of year	$1,272	$1,573

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$3,310	$3,428

Cash paid during the year for income taxes	$90	$96

See notes to consolidated financial statements.

Consolidated Statements of Stockholders' Equity

For the Fiscal Years Ended January 3, 2015 and December 31, 2013

        Note that all amounts presented in the table below are in thousands of U.S. dollars, except per share data.

	Common Stock
			Additional Paid in Capital	Treasury Stock	Retained Earnings	Accumulated Comprehensive Income (Loss)	Total Equity
	Shares	Amount
Balance at December 31, 2012	17,862,296	$2	$72,790	$(1,283)	$(41,352)	$(204)	$29,953

Issuance of common stock upon vesting of restricted shares	111,479
Issuance of common stock upon exercise of stock options	12,500	—	32				32
Stock-based compensation			893				893
Net loss for the year					(2,815)		(2,815)
Foreign currency translation adjustment						(573)	(573)

Balance at December 31, 2013	17,986,275	$2	$73,715	$(1,283)	$(44,167)	$(777)	$27,490

Issuance of common stock upon vesting of restricted shares	152,010
Issuance of common stock upon exercise of stock options	6,000	—	19				19
Stock-based compensation			1,220				1,220
Net loss for the year					(245)		(245)
Foreign currency translation adjustment						(633)	(633)

Balance at January 3, 2015	18,144,285	$2	$74,954	$(1,283)	$(44,412)	$(1,410)	$27,851

See notes to consolidated financial statements.

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

        The Company designs, markets and distributes branded juvenile health, safety and wellness products that are sold globally to large national retailers as well as independent retailers, primarily in North America. The Company currently markets its products in several product categories including monitoring, safety, nursery, baby gear, and feeding products. Most products are sold under our core brand names of Summer®, SwaddleMe®, and Born Free®.

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

Change in Fiscal Year

        In December 2014, the Board of Directors approved a change in the Company's fiscal year, from a fiscal year ending on December 31 of each calendar year to a fiscal year ending on the Saturday closest to December 31 of each calendar year. This change is effective with the current fiscal year such that the Company's fiscal year ended on January 3, 2015.

Summary of Significant Accounting Policies

Revenue Recognition

        The Company records revenue when all of the following occur: persuasive evidence of an arrangement exists, product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. Sales are recorded net of provisions for returns and allowances, customer discounts, and other sales related discounts. The Company bases its estimates for discounts, returns and allowances on negotiated customer terms and historical experience. Customers do not have the right to return products unless the products are defective. The Company records a reduction of sales for estimated future defective product deductions based on contractual terms and historical experience.

        Sales incentives or other consideration given by the Company to customers that are considered adjustments of the selling price of products, such as markdowns, are reflected as reductions of revenue. Sales incentives and other consideration that represent costs incurred by the Company for assets or services received, such as the appearance of the Company's products in a customer's national circular ad, are reflected as selling and marketing expenses in the accompanying statements of operations.

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

Cash and Cash Equivalents

        Cash flows, cash and cash equivalents include money market accounts and investments with an original maturity of three months or less. At times, the Company possesses cash balances in excess of federally-insured limits.

Trade Receivables

        Trade receivables are carried at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts. The Company estimates doubtful accounts based on historical bad debts, factors related to specific customers' ability to pay and current economic trends. The Company writes off accounts receivable against the allowance when a balance is determined to be uncollectible. Amounts are considered to be uncollectable based upon historical experience and management's evaluation of outstanding accounts receivable.

Inventory Valuation

        Inventory is comprised mostly of finished goods and some component parts and is stated at the lower of cost using the first-in, first-out (FIFO) method, or market (net realizable value). The Company regularly reviews slow-moving and excess inventories, and writes down inventories to net realizable value if the ultimate expected net proceeds from the disposals of excess inventory are less than the carrying cost of the merchandise.

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

Long-Lived Assets with Finite Lives

        The Company reviews long-lived assets with finite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. An asset is considered to be impaired when its carrying amount exceeds both the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition and the assets' fair value. Long-lived assets include property and equipment and finite-lived intangible assets. The amount of impairment loss, if any, is charged by the Company to current operations. For each of the years ended January 3, 2015 and December 31, 2013, no such impairment existed.

Indefinite-Lived Intangible Assets

        The Company accounts for intangible assets in accordance with accounting guidance that requires that intangible assets with indefinite useful lives be tested annually for impairment and more frequently

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

if events or changes in circumstances indicate that the asset might be impaired. The Company's annual impairment testing is conducted in the fourth quarter of every year.

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

        The Company determined that no impairment existed on its indefinite-lived intangible assets for the years ended January 3, 2015 and December 31, 2013.

Fair Value Measurements

        The Company follows ASC 820, "Fair Value Measurements and Disclosures" which includes a framework for measuring fair value and expanded related disclosures. Broadly, the framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The standard established a three-level valuation hierarchy based upon observable and non-observable inputs.

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

        The Company follows the appropriate guidance relative to uncertain tax positions. This standard provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Uncertain tax positions must meet a recognition threshold of more-likely-than-not in order for those tax positions to be recognized in the financial statements. For years ended January 3, 2015 and December 31, 2013 the Company had no material uncertain tax positions or unrecognized tax benefits.

        The Company's federal tax return for the year ended December 31, 2009 was audited in 2012 by the Internal Revenue Service and all taxes and interest have been paid. Any tax penalties or interest is recorded as a general and administrative cost in operations. The Company expects no material changes to unrecognized tax positions within the next twelve months.

Translation of Foreign Currencies

        The assets and liabilities of the Company's European, Canadian, Israeli, and Asian operations have been translated into U.S. dollars at year-end exchange rates and the income and expense accounts of these affiliates have been translated at average rates prevailing during each respective year. Resulting translation adjustments are made to a separate component of stockholders' equity within accumulated other comprehensive loss. Foreign exchange transaction gains and losses are included in the accompanying statements of operations and deemed immaterial.

Shipping Costs

        Shipping costs to customers are included in selling expenses and amounted to approximately $1,889 and $1,521 for the years ended January 3, 2015 and December 31, 2013, respectively.

Advertising Costs

        The Company charges advertising costs to selling, general and administration expense as incurred. Advertising expense, which consists primarily of promotional and cooperative advertising allowances provided to customers, was approximately $15,245 and $16,791 for the years ended January 3, 2015 and December 31, 2013, respectively.

Net Loss Per Share

        Basic earnings per share is calculated by dividing net loss for the period by the weighted average number of common stock outstanding during the period.

        Diluted loss per share for the Company is computed by dividing net loss by the dilutive weighted average shares outstanding which includes: the dilutive impact (using the "treasury stock" method) of "in the money" stock options and unvested restricted shares issued to employees. Options to purchase

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

1,729,365 and 1,409,412 shares of the Company's common stock and 242,249 and 268,361 of restricted shares were not included in the calculation, due to the fact that these instruments were anti-dilutive for the years ended January 3, 2015 and December 31, 2013, respectively.

New Accounting Pronouncements

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

2. PROPERTY AND EQUIPMENT

        Property and equipment, at cost, consisted of the following:

	For the fiscal year ended
	January 3, 2015	December 31, 2013	Depreciation/ Amortization Period
Computer-related	$6,201	$5,672	5 years
Tools, dies prototypes, and molds	28,667	26,372	1 - 5 years
Building	4,156	4,156	30 years
Other	5,437	5,584	various

	44,461	41,784
Less: accumulated depreciation	31,381	26,988

Property and equipment, net	$13,080	$14,796

        Property and equipment included amounts acquired under capital leases of approximately $1,387 and $3,010 at January 3, 2015 and December 31, 2013, respectively, with related accumulated depreciation of approximately $537 and $756, respectively. Total depreciation expense was $4,425 and $5,145 for the fiscal years ended January 3, 2015 and December 31, 2013, respectively.

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INTANGIBLE ASSETS

Intangible assets

        Intangible assets consisted of the following:

	For the fiscal year ended
	January 3, 2015	December 31, 2013
Brand names	$14,812	$14,812
Patents and licenses	3,605	3,378
Customer relationships	6,946	6,946
Other intangibles	1,882	1,882

	27,245	27,018
Less: accumulated amortization	(6,566)	(5,443)

Intangible assets, net	$20,679	$21,575

        The amortization period for the majority of the intangible assets ranges from 5 to 20 years for those assets that have an estimated life; certain assets have indefinite lives (brand names). Total of intangibles not subject to amortization amounted to $12,308 for the fiscal years ended January 3, 2015 and December 31, 2013, respectively.

        Amortization expense amounted to $1,123 and $1,135 for the fiscal years ended January 3, 2015 and December 31, 2013, respectively. Estimated amortization expense for the next five years is as follows:

Fiscal Year ending
2015	$1,079
2016	1,079
2017	1,079
2018	1,058
2019	1,050

4. DEBT

Credit Facilities

        On February 28, 2013, the Company, along with its subsidiary, Summer Infant (USA), Inc., entered into a new loan and security agreement with Bank of America, N.A. to provide an $80,000, asset-based revolving credit facility (as subsequently amended on November 8, 2013, the "BofA Agreement"). The BofA Agreement replaced the Company's prior credit facility with Bank of America, which was set to expire in December 2013. In conjunction with its entry into the BofA Agreement, the Company also entered into a term loan agreement with Salus Capital Partners, which is described below under "Term Loan."

BofA Agreement

        The BofA Agreement provides for an $80,000, asset-based revolving credit facility, with a $10,000 letter of credit sub-line facility. The total borrowing capacity is based on a borrowing base, which is

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. DEBT (Continued)

defined as 85% of the Company's eligible accounts receivable plus the lesser of (i) 70% of the value of eligible inventory or (ii) 85% of the net orderly liquidation value of eligible inventory, less reserves.

        The scheduled maturity date of loans under the BofA Agreement is February 28, 2018, subject to customary early termination provisions. All obligations under the BofA Agreement are secured by substantially all of the Company's assets, subject to a first priority lien on certain assets held by the lender of the Term Loan as described below. In addition, Summer Infant Canada Limited and Summer Infant Europe Limited, the Company's subsidiaries, are guarantors under the BofA Agreement. Proceeds from the loans under the BofA Agreement were used to satisfy existing debt, pay fees and transaction expenses associated with the closing of the BofA Agreement, pay obligations under the prior BofA Agreement, and were used to make payments on the Term Loan and for other general corporate purposes, including working capital.

        Loans under the BofA Agreement bear interest, at the Company's option, at a base rate or at LIBOR, plus applicable margins based on average quarterly availability under the BofA Agreement and ranging between 1.75% and 2.25% on LIBOR borrowings and 0.25% and 0.75% on base rate borrowings. Interest payments are due monthly, payable in arrears. The Company is also required to pay an annual non-use fee of 0.375% of the unused amounts under the BofA Agreement, as well as other customary fees as are set forth in the BofA Agreement. As of January 3, 2015, the base rate on loans was 4.0% and the LIBOR rate was 2.5%.

        Under the BofA Agreement, the Company is required to comply with certain financial covenants. Prior to the execution of an amendment to the BofA Agreement on November 8, 2013, the Company was required, (i) for the first year of the loan, to maintain and earn a specified minimum, monthly consolidated EBITDA amount, as defined, in the BofA Agreement ("Bank EBITDA"), with such specified amounts increasing over the first twelve months of the loan to a minimum consolidated Bank EBITDA of $12,000 at February 28, 2014, and (ii) beginning with the fiscal quarter ending March 31, 2014, was to maintain a fixed charge coverage ratio of at least 1.0 to 1.0 for each period of four fiscal quarters most recently ended. For purposes of the financial covenants, consolidated Bank EBITDA is defined as net income before interest, taxes, depreciation and amortization, plus certain customary expenses, fees and non-cash charges and minus certain customary non-cash items increasing net income.

        On November 8, 2013, the Company entered into an amendment to the BofA Agreement (the "BofA Amendment"). The BofA Amendment amended the financial covenants in the BofA Agreement to provide that (i) the Company was no longer required to comply with the prior minimum Bank EBITDA covenants for any period ending after September 30, 2013 and (ii) the Company must maintain a trailing twelve month fixed charge coverage ratio of at least 1.0 to 1.0, tested on a monthly basis, from and after September 30, 2013. On December 12, 2014, the BofA agreement was further amended to reflect the Company's change in fiscal year.

        The BofA Agreement contains customary affirmative and negative covenants. Among other restrictions, the Company is restricted in its ability to incur additional debt, make acquisitions or investments, dispose of assets, or make distributions unless in each case certain conditions are satisfied. The BofA Agreement also contains customary events of default, including a cross default with the Term Loan, the occurrence of a material adverse event and the occurrence of a change of control. In the event of a default, all of the Company's obligations and the obligations of its subsidiaries under the

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. DEBT (Continued)

BofA Agreement may be declared immediately due and payable. For certain events of default relating to insolvency and receivership, all outstanding obligations would become due and payable.

        The amount outstanding on the BofA Agreement at January 3, 2015 was $45,777. Total borrowing capacity under the BofA Agreement at January 3, 2015 was $54,577 and borrowing availability was $8,800.

  Term Loan

        On February 28, 2013, the Company, along with its subsidiary, Summer Infant (USA), Inc., as borrowers, entered into a term-loan agreement (as subsequently amended on November 8, 2013, the "Term Loan Agreement") with Salus Capital Partners, LLC for a $15,000 term-loan (as subsequently amended, the "Term Loan").

        Proceeds from the Term Loan were used to repay certain existing debt, and to finance the acquisition of working capital assets in the ordinary course of business, capital expenditures, and for other general corporate purposes. The Term Loan is secured by certain of the Company's assets, including a first priority lien on intellectual property, plant, property and equipment, and a pledge of 65% of the ownership interests in certain of the Company's subsidiaries. The Term Loan matures on February 28, 2018. In addition, Summer Infant Canada Limited and Summer Infant Europe Limited, the Company's subsidiaries, are guarantors under the Term Loan Agreement.

        The principal of the Term Loan is being repaid, on a quarterly basis, in installments of $375, commencing with the quarter ending September 30, 2013, until paid in full on termination. The Term Loan bears interest at an annual rate equal to LIBOR, plus 10%, with a LIBOR floor of 1.25%. Interest payments are due monthly, in arrears. As of January 3, 2015, the interest rate on the Term Loan was 11.25%.

        The Term Loan Agreement contains customary affirmative and negative covenants substantially the same as the BofA Agreement described above. In addition, prior to the execution of an amendment to the Term Loan Agreement on November 8, 2013, the Company was required to comply with certain financial covenants, including that the Company (i) meet the same minimum, monthly consolidated Bank EBITDA as set forth in the BofA Agreement and (ii) initially maintain a monthly senior leverage ratio of 1:1. For periods after February 28, 2014, the senior leverage ratio will be based on an annual business plan to be approved by the Company's Board of Directors and will be tested monthly on a trailing twelve month basis. For purposes of the financial covenants in the Term Loan Agreement, the senior leverage ratio was defined as the ratio of (1) all amounts outstanding under the Term Loan Agreement and the BofA Agreement to (2) consolidated Bank EBITDA for the twelve-month period ending as of the last day of the most recently ended fiscal month. The Term Loan Agreement also contains events of default, including a cross default with the BofA Agreement, the occurrence of a material adverse event, the occurrence of a change of control, and the recall of products having a value of $2,000 or more. In the event of a default, all of the Company's obligations and the obligations of its subsidiaries under the Term Loan Agreement may be declared immediately due and payable. For certain events of default relating to insolvency and receivership, all outstanding obligations would become due and payable.

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. DEBT (Continued)

        On November 8, 2013, the Company entered into an amendment to the Term Loan Agreement (the "Term Loan Amendment"). The Term Loan Amendment amended the financial covenants in the Term Loan Agreement to provide that (i) the Company is no longer required to comply with the minimum Bank EBITDA covenants for any period ending after September 30, 2013, (ii) the Company must maintain a trailing twelve month fixed charge coverage ratio of at least 1.0 to1.0, tested on a monthly basis, from and after September 30, 2013, and (iii) commencing February 28, 2014, the Company maintain a trailing twelve month senior leverage ratio, tested on a monthly basis of (a) no more than 6.0 to 1.0 for the periods ending on or before June 30, 2014, (b) no more than 5.5 to 1.0 for periods ending July 1, 2014 through September 30, 2014, and (c) no more than 5.0 to 1.0 for periods following September 30, 2014. On December 31, 2014, the Term Loan agreement was further amended to reflect the Company's change in fiscal year.

        The amount outstanding on the Term Loan at January 3, 2015 was $12,750.

        Aggregate maturities of bank debt related to the BofA credit facility and Term Loan are as follows:

Fiscal Year ending:
2015	$1,500
2016	$1,500
2017	$1,500
2018	$54,027

Total	$58,527

Sale-Leaseback

        On March 24, 2009, Summer Infant (USA), Inc., the Company's wholly owned subsidiary ("Summer USA"), entered into a definitive agreement with Faith Realty II, LLC, a Rhode Island limited liability company ("Faith Realty") (the members of which are Jason Macari, the former Chief Executive Officer of the Company and current director, and his spouse), pursuant to which Faith Realty purchased the corporate headquarters of the Company located at 1275 Park East Drive, Woonsocket, Rhode Island (the "Headquarters"), for $4,052 and subsequently leased the Headquarters back to Summer USA for an annual rent of $390 during the initial seven year term of the lease, payable monthly and in advance. The lease will expire on the seventh anniversary of its commencement, or 2016, unless an option period is exercised by Summer USA. At the end of the initial term, Summer USA will have the opportunity to extend the lease for one additional period of five years. If Summer USA elects to extend the term of the lease for an additional five years, the annual rent for the first two years of the extension term shall be equal to $429 and for the final three years of the extension term shall be equal to $468. In addition, during the first six months of the last lease year of the initial term of the lease, Summer USA has the option to repurchase the Headquarters for $4,457 (110% of the initial sale price). With the majority of the proceeds of the sale of the Headquarters Summer USA paid off the construction loan relating to the Headquarters. Mr. Macari has given a personal guarantee to secure the Faith Realty debt on its mortgage; therefore, due to his continuing involvement in the building transaction and the Company's option to repurchase the building, the transaction has been recorded as a financing lease, with no gain recognition. At January 3, 2015, approximately $312 was

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. DEBT (Continued)

included in accounts payable and accrued expenses, with the balance of approximately $2,994 included in other liabilities, in the accompanying consolidated balance sheet. This obligation is reduced each month (along with a charge to interest expense) as the rent payment is made to Faith Realty.

        On February 25, 2009, the Company's Board of Directors (with Mr. Macari abstaining from such action) approved the sale leaseback transaction. In connection therewith, the Board of Directors granted a potential waiver, to the extent necessary, if at all, of the conflict of interest provisions of the Company's Code of Ethics, effective upon execution of definitive agreements within the parameters approved by the Board. In connection with granting such potential waiver, the Board of Directors engaged independent counsel to review the sale leaseback transaction and an independent appraiser to ascertain (i) the value of the Headquarters and (ii) the market rent for the Headquarters. In reaching its conclusion that the sale leaseback transaction is fair to the Company, the Board of Directors considered a number of factors, including Summer USA's ability to repurchase the headquarters at 110% of the initial sale price at the end of the initial term.

        In addition, the Company's Audit Committee approved the sale leaseback transaction (as a related party transaction) and the potential waiver and recommended the matter to a vote of the entire Board of Directors (which approved the transaction).

5. INCOME TAXES

        The benefit for income taxes is summarized as follows:

	Fiscal 2014	Fiscal 2013
Current:
Federal	$205	$(15)
Foreign	401	(599)
State and local	20	(3)

Total current	626	(617)
Deferred (primarily federal)	(1,153)	(701)

Total benefit	$(527)	$(1,318)

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. INCOME TAXES (Continued)

        The tax effects of temporary differences that comprise the deferred tax liabilities and assets are as follows:

	January 3, 2015	December 31, 2013
Assets (Liabilities)
Deferred tax asset—current:
Accounts receivable	$21	$13
Inventory and Unicap reserve	1,035	694
Foreign tax credit carry-forward and other	138	125

Net deferred tax asset—current	1,194	832

Deferred tax (liability) asset—non-current:
Research and development credit, foreign tax credit and net operating loss carry-forward	4,193	3,953
Intangible assets and other	(3,850)	(4,008)
Property, plant and equipment	(1,143)	(1,776)

Total deferred tax liability	(800)	(1,831)
Valuation allowance	(1,578)	(1,309)

Net deferred tax liability non-current:	(2,378)	(3,140)

Net deferred income tax liability	$(1,184)	$(2,308)

        The following reconciles the benefit for income taxes at the U.S. federal income tax statutory rate to the benefit in the consolidated financial statements:

	Fiscal 2014	Fiscal 2013
Tax benefit at statutory rate	$(262)	$(1,405)
State income taxes, net of U.S. federal income tax benefit	(76)	232
Stock options	213	121
Valuation allowance of state R&D credits	(23)	110
Foreign tax rate differential	(249)	(184)
Tax credits	(173)	(150)
Non-deductible expenses	25	16
Other	18	(58)

Total benefit	$(527)	$(1,318)

        The Company had undistributed earnings from certain foreign subsidiaries (Summer Infant Asia, Summer Infant Australia, and Born Free Holdings, Ltd) of approximately $13,796 at January 3, 2015, and all of these earnings are considered to be permanently reinvested due to the Company's plans to reinvest such earnings for future expansion in certain foreign jurisdictions. Earnings and profits from Summer Infant Europe and Summer Infant Canada are not considered to be permanently reinvested due to the bank refinancing as discussed in Note 4—Debt. The cumulative effect in 2014 was $29 and will affect future years based on earnings. The amount of taxes attributable to the permanently reinvested undistributed earnings is not practicably determinable.

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. INCOME TAXES (Continued)

        As of January 3, 2015, the Company has approximately $246 of federal and state net operating loss carry forwards (or "NOLs") to offset future federal taxable income. The federal NOL will begin to expire in 2028 and the state NOL will begin to expire in 2016. The Company also has approximately $1,386 and $251 of NOLs in Canada and Australia which can be carried forward indefinitely.

        Authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported, if based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all evidence, including the Company's past earnings history and future earnings forecast, management has determined that a valuation allowance in the amount of $1,578 relating to certain state tax credits is necessary at January 3, 2015.

        Upon the adoption, and at January 3, 2015 and December 31, 2013, the Company did not have any material uncertain tax positions. No interest and penalties related to uncertain tax positions were accrued at January 3, 2015 and December 31, 2013. On a global basis, the open tax years subject to examination by major taxing jurisdictions in which the Company operates is between two to six years. The Company expects no material changes to unrecognized tax positions within the next twelve months.

6. SHARE BASED COMPENSATION

        The Company is authorized to issue up to 3,000,000 shares for equity awards under the Company's 2006 Performance Equity Plan ("2006 Plan") and 1,100,000 shares for equity awards under the Company's 2012 Incentive Compensation Plan (as amended, "2012 Plan"). The Company's stockholders approved an increase in the number of shares available under the 2012 Plan from 500,000 to 1,100,000 shares on August 13, 2014. Periodically, the company also provides equity awards outside of the plans.

        Under the 2006 Plan and 2012 Plan, awards may be granted to participants in the form of non-qualified stock options, incentive stock options, restricted stock, deferred stock, restricted stock units and other stock-based awards. Subject to the provisions of the Plans, awards may be granted to employees, officers, directors, advisors and consultants who are deemed to have rendered or are able to render significant services to the Company or its subsidiaries and who are deemed to have contributed or to have the potential to contribute to the Company's success. The Company accounts for options under the fair value recognition standard. The application of this standard resulted in share-based compensation expense for the twelve months ended January 3, 2015 and December 31, 2013 of $1,220 and $893, respectively. Share based compensation expense is included in selling, general and administrative expenses.

        The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the table below. The Company uses the simplified method to estimate the expected term of the options, but used an estimate for grants of "plain vanilla" stock options based on a formula prescribed by the Securities and Exchange Commission. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Share-based compensation expense recognized in the consolidated financial statements in fiscal 2014 and 2013 is based on awards that are ultimately expected to vest.

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. SHARE BASED COMPENSATION (Continued)

        The following table summarizes the weighted average assumptions used for options granted during the fiscal years ended January 3, 2015 and December 31, 2013.

	Fiscal 2014	Fiscal 2013
Expected life (in years)	4.9	6.0
Risk-free interest rate	1.7%	1.7%
Volatility	63.0%	55.0%
Dividend yield	0.0%	0.0%
Forfeiture rate	13.1%	10.0%

        The weighted-average grant date fair value of options granted during the year ended January 3, 2015 was $1.21 per share which totaled $803 for the 664,000 options granted during such period. During the year ended December 31, 2013, the weighted-average grant date fair value of options granted was $1.69 per share which totaled $588 for the 348,000 options granted during the year.

        A summary of the status of the Company's options as of January 3, 2015 and changes during the year then ended is presented below:

	Number Of Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	1,409,812	$3.92
Granted	664,000	$2.24
Exercised	(6,000)	$3.16
Canceled	(338,447)	$3.81

Outstanding at end of year	1,729,365	$3.30

Options exercisable at January 3, 2015	1,264,918	$3.43

        Outstanding stock options expected to vest as of January 3, 2015 is 1,654,449. The intrinsic value of options exercised totaled $6 and $3 for the fiscal years ended January 3, 2015 and December 31, 2013, respectively.

        The following table summarizes information about stock options at January 3, 2015:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Remaining Contractual Life	Weighted Average Exercise Price
$1.89 - $2.00	194,750	9.2	$1.86	29,750	9.0	$1.85
$2.01 - $3.00	777,000	4.9	$2.20	730,656	4.7	$2.19
$3.01 - $4.00	265,063	7.2	$3.34	59,315	6.6	$3.38
$4.01 - $5.00	2,000	9.6	$4.06	0	NA	NA
$5.01 - $6.00	407,002	3.3	$5.33	364,947	3.2	$5.30
$6.01 - $8.00	83,550	6.3	$6.94	80,250	6.3	$6.90

	1,729,365	5.4	$3.30	1,264,918	4.6	$3.43

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. SHARE BASED COMPENSATION (Continued)

        The aggregate intrinsic value of options outstanding and exercisable at January 3, 2015 and December 31, 2013 are $886 and $3, respectively.

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Non-vested options at December 31, 2013	467,668	$4.04	$2.13
Options granted	664,000	2.24	1.21
Options vested	(221,239)	3.21	1.72
Options forfeited	(445,982)	2.93	1.55

Non-vested options at January 3, 2015	464,447	$2.93	$1.57

        As of January 3, 2015, there was approximately $471 of unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.5 years.

        Restricted stock awards require no payment from the grantee. The related compensation cost of each award is calculated using the market price on the grant date and is expensed equally over the vesting period. A summary of restricted stock awards made in the year ended January 3, 2015, is as follows:

	Number of Shares	Grant Date Fair Value
Non-Vested restricted stock awards as of December 31, 2013	268,361	$4.09
Granted	237,064	2.66
Vested	(152,010)	3.90
Forfeited	(111,166)	3.18

Non-Vested restricted stock awards as of January 3, 2015	242,249	$3.22

        As of January 3, 2015, there was approximately $455 of unrecognized compensation cost related to non-vested stock compensation arrangements granted under the Company's stock incentive plan for restricted stock awards. That cost is expected to be recognized over the next 2.4 years.

        As of January 3, 2015, there are 230,744 shares available to grant under the 2006 Plan and 636,375 shares available to grant under the 2012 Plan.

7. CAPITAL LEASE OBLIGATIONS

        The Company leases certain equipment under capital leases which expire over the next several years.

        The leases require monthly payments of principal and interest, imputed at interest rates ranging from 3% to 18% per annum.

        The capital lease liability balance of approximately $211 and $678 is included in debt on the consolidated balance sheets as of January 3, 2015 and December 31, 2013, respectively, of which approximately $70 and $228 is included in long-term liabilities as of January 3, 2015 and December 31,

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. CAPITAL LEASE OBLIGATIONS (Continued)

2013, respectively, and the balance is in current portion of long-term debt. The minimum future lease payments, including principal and interest, are approximately $219 and $715, respectively.

Future Minimum Lease Payments

	Total	2015	2016	2017	2018	2019 & Beyond
Capital Lease Payments	$219	$147	$72	$—	$—	$—
Interest	(7)	(6)	(1)	(—)	(—)	—

Principal	$212	$141	$71	$—	$—	$—

8. PROFIT SHARING PLAN

        Summer Infant (USA), Inc. maintains a defined contribution salary deferral plan under Section 401(k) of the Internal Revenue Code. All employees who meet the plan's eligibility requirements can participate. Employees may elect to make contributions up to 25% of their eligible compensation. In 2007, the Company adopted a matching plan which was funded throughout the year. For the years ended January 3, 2015 and December 31, 2013, the Company recorded 401(k) matching expense of $216 and $226, respectively.

9. MAJOR CUSTOMERS

        Sales to the Company's top seven customers together comprised more than 74% of the Company's sales in fiscal 2014 and 78% in 2013. These customers include Babies R Us/Toys R Us, Wal-Mart, Target, Amazon.com, Buy Buy Baby, K-Mart, and Burlington Coat Factory. Of these customers, four generated more than 10% of sales for fiscal 2014: Babies R Us/Toys R Us (27%), Walmart (14%), Target (11%), and Amazon.com (11%). In fiscal 2013, three customers generated more than 10% of sales: Babies R Us/Toys R Us (31%), Walmart (19%) and Target (11%).

        Because of the concentration of the Company's business with these customers and because it has no long term contracts with these customers, the Company's success depends on its customers' willingness to purchase and provide shelf space for its products.

10. COMMITMENTS AND CONTINGENCIES

Royalty Commitments

        Summer Infant (USA), Inc. has entered into various license agreements with third parties for the use of product designs, software licenses, and trade names for the products manufactured by the Company. These agreements have termination dates through December 2017. Royalty expense under these licensing agreements for the years ended January 3, 2015 and December 31, 2013 were approximately $915 and $1,847, respectively.

Customer Agreements

        The Company enters into annual agreements with its customers in the normal course of business. These agreements define the terms of product sales including, in some instances, cooperative advertising costs and product return privileges (for defective products only) or defective allowances

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. COMMITMENTS AND CONTINGENCIES (Continued)

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

        Summer Infant Canada, Ltd. entered into a five-year lease for office and warehouse space under a non-cancelable operating lease agreement expiring June 2018. The Company is obligated as part of the lease to pay maintenance expenses as well as property taxes and insurance costs as defined in the agreement. Monthly payments are approximately $27 over the course of the lease term. Summer Infant Canada, Ltd. has the option to renew this lease for one additional period of five years under similar terms and conditions.

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

        During November 2013, Summer Infant Asia entered into a two year office lease which requires monthly payments of $9 through October 2015.

        Approximate future minimum rental payments due under these leases are as follows(a):

Fiscal Year Ending:
2015	$1,936
2016	1,363
2017	339
2018	161
2019	—

Total	$3,799

(a)
Amounts exclude payments for sales-leaseback transaction as described in Note 4.

        Rent expense (excluding taxes, fees and other charges) for the years ended January 3, 2015 and December 31, 2013 totaled approximately $1,902 and $1,915, respectively.

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. COMMITMENTS AND CONTINGENCIES (Continued)

Employment Contracts

        In accordance with United Kingdom and EU law, Summer Infant Europe Limited has employment contracts with all of its employees. In connection with these contracts, Summer Infant Europe Limited is required to fund the individual pension contributions of certain employees at varying rates from 5% to 10% of the employee's annual salary, as part of their total compensation package. These pension contributions are expensed as incurred. There are no termination benefit provisions in these contracts.

Litigation

        The Company is a party to routine litigation and administrative complaints incidental to its business. The Company does not believe that the resolution of any or all of such routine litigation and administrative complaints is like to have a material adverse effect on the Company's financial condition or results of operations.

11. GEOGRAPHICAL INFORMATION

        The Company sells products throughout the United States, Canada, and the United Kingdom, and various other parts of the world. The Company does not disclose product line revenues as it is not practicable for the Company to do so.

        The following is a table that presents net revenue by geographic area:

	For the fiscal year ended
	January 3, 2015	December 31, 2013
United States	$170,375	$174,253
All Other	34,984	33,920

	$205,359	$208,173

        The following is a table that presents total assets by geographic area:

	January 3, 2015	December 31, 2013
United States	$100,302	$94,033
All Other	22,165	21,334

	$122,467	$115,367

        The following is a table that presents total long lived assets by geographic area:

	January 3, 2015	December 31, 2013
United States	$27,180	$30,858
All Other	7,944	7,262

	$35,124	$38,120

12. SUBSEQUENT EVENTS

        The Company has evaluated all events or transactions that occurred after January 3, 2015 through the date of this Annual Report. No subsequent event disclosures are required.

Index to Exhibits

Exhibit No.		Description
2.1		Agreement and Plans of Reorganization, dated as of September 1, 2006, by and among KBL Healthcare Acquisition Corp. II, and its wholly owned subsidiary, SII Acquisition Inc., and Summer Infant, Inc., Summer Infant Europe Limited, Summer Infant Asia, Ltd. and their respective stockholders (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on September 5, 2006, SEC File No. 000- 51228)
2.2
Purchase and Sale Agreement, dated March 24, 2009, between Summer Infant (USA), Inc. and Faith Realty II, LLC (Incorporated by reference to Exhibit 2.1 to the Registrant's Quarterly Report on Form 10-Q/A filed on August 18, 2009, SEC File No. 001-33346)
2.3
Lease Agreement, dated March 24, 2009, between Summer Infant (USA), Inc. and Faith Realty II, LLC (Incorporated by reference to Exhibit 2.2 to the Registrant's Quarterly Report on Form 10-Q/A filed on August 18, 2009, SEC File No. 001-33346)
2.4
Agreement and Plan of Merger, dated as of April 18, 2008, by and among Summer Infant (USA), Inc., Kiddo Acquisition Co. Inc., and Kiddopotamus & Company and certain of its stockholders (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on April 24, 2008, SEC File No. 001-33346)
2.5
Stock Purchase Agreement, dated as of March 24, 2011, by and among the Registrant, Summer Infant (USA), Inc., Born Free Holdings Ltd., and each stockholder of Born Free Holdings Ltd. (Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on March 28, 2011)
3.1		Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-A filed on March 6, 2007, SEC File No. 001-33346)
3.2		Certificate of Amendment to Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on June 7, 2010)
3.3		Certificate of Amendment to Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q filed on August 14, 2014)
3.4		Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.3 to the Registrant's Annual Report on Form 10-K filed on March 13, 2013)
4.1		Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.2 to the Registrant's Form 8-A filed on March 6, 2007, SEC File No. 001-33346)
10.1
Registration Rights Agreement by and among the Registrant, Jason Macari and Steven Gibree (Incorporated by reference to Exhibit 10.9 to the Registrant's Current Report on Form 8-K filed on September 5, 2006, SEC File No. 000-51228)
10.2	*	2006 Performance Equity Plan (Incorporated by reference to Appendix A to the Registrant's Definitive Proxy Statement on Schedule 14A filed on April 29, 2008, SEC File No. 001-33346)
10.3
Loan and Security Agreement, dated as of February 28, 2013, among the Registrant, Summer Infant (USA), Inc., the Guarantors from time to time a party thereto, the financial institutions part thereto from time to time as Lenders, Bank of America, N.A., as Agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Sole Book Runner (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 4, 2013)

Exhibit No.		Description
10.4		Amendment No. 1 to Loan and Security Agreement, dated April 10, 2013, among the Registrant and Summer Infant (USA), Inc. as Borrowers, Summer Infant Canada, Limited and Summer Infant Europe Limited, as Guarantors, and Bank of America, N.A., in its capacity as Lender and as Agent (Incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed on November 14, 2013)
10.5
Amendment No. 2 to Loan and Security Agreement, dated November 8, 2013, among the Registrant and Summer Infant (USA), Inc., as Borrowers, Summer Infant Canada, Limited and Summer Infant Europe Limited, as Guarantors, the Lenders party to the Loan and Security Agreement, and Bank of America, N.A., in its capacity as Agent (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on November 14, 2013)
10.6
Amendment No. 3 and Waiver to Loan and Security Agreement, dated December 12, 2014, among the Registrant and Summer Infant (USA), Inc., as Borrowers, Summer Infant Canada, Limited and Summer Infant Europe Limited, as Guarantors, the Lenders party to the Loan and Security Agreement, and Bank of America, N.A., in its capacity as Agent
10.7
Term Loan Agreement, dated as of February 28, 2013, among Summer Infant (USA), Inc., as lead borrower, the Registrant, the Guarantors named therein, Salus Capital Partners, LLC, as Administrative Agent and Collateral Agent, and the other Lenders party thereto (Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on March 4, 2013)
10.8
Amendment No. 1 to Term Loan Agreement, dated November 8, 2013, among the Registrant and Summer Infant (USA), as Borrowers, Summer Infant Canada, Limited and Summer Infant Europe Limited, as Guarantors, the Lenders party of the Term Loan Agreement and Salus Capital Partners, LLC, as Agent (Incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on November 14, 2013)
10.9
Amendment No. 2 to Term Loan Agreement, dated December 31, 2014, among the Registrant and Summer Infant (USA), as Borrowers, Summer Infant Canada, Limited and Summer Infant Europe Limited, as Guarantors, the Lenders party of the Term Loan Agreement and Salus Capital Partners, LLC, as Agent
10.10
Security Agreement, dated as of February 28, 2013, among Summer Infant, (USA), Inc., as lead borrower, the Registrant, the Guarantors named therein, and Salus Capital Partners, LLC, as Agent (Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on March 4, 2013)
10.11	*	2012 Incentive Compensation Plan, as amended (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on August 14, 2014)
10.12	*
Form of Change of Control Agreement with Chief Financial Officer, Chief Operating Officer and other key employees (Incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q filed on November 14, 2013)
10.13	*
Separation Agreement and Release, dated as of January 15, 2014, by and between the Registrant and Jason Macari (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on January 17, 2014)
10.14	*
Employment Agreement, dated as of January 16, 2014, by and between Summer Infant, Inc. and Carol E. Bramson (Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on January 17, 2014)

Exhibit No.		Description
10.15	*	Summer Infant, Inc. Form of Indemnification Agreement (for officers and directors) (Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on January 17, 2014)
10.16	*
Offer Letter and Change of Control Agreement by and between the Registrant and Kenneth Price (Incorporated by reference to Exhibit 10.29 to the Registrant's Annual Report on Form 10-K filed on March 11, 2014)
10.17	*	Separation Agreement and General Release, dated as of October 23, 2014, by and among the Registrant, Summer Infant (USA), Inc. and David Hemendinger
10.18	*	Separation Agreement and General Release, dated as of November 6, 2014, by and among the Registrant, Summer Infant (USA), Inc. and Paul Francese
10.19	*	Offer Letter and Change of Control Agreement by and between the Registrant and William E. Mote
21.1		List of Subsidiaries (Incorporated by reference to Exhibit 21.1 to the Registrant's Annual Report on Form 10-K filed on March 13, 2013)
23.1		Consent of Independent Registered Public Accounting Firm
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Labels Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

*
Management contract or compensatory plan or arrangement.