Form 10-K/A
period 2015-01-03
Summer Infant, Inc.
filed 2015-05-01
CIK 1314772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 001-33346

SUMMER INFANT, INC.

Delaware	20-1994619
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

1275 Park East Drive, Woonsocket, Rhode Island	02895
(Address of principal executive offices)	(Zip Code)

(401) 671-6550

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Exchange on which registered
Common Stock, Par Value $0.0001	The Nasdaq Capital Market

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates, based on the closing price of the registrant’s Common Stock as reported on the Nasdaq Capital Market on June 30, 2014, was $33.1 million. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

The number of shares issued and outstanding of the registrant’s common stock as of February 17, 2015 was 18,440,934 (excluding unvested restricted shares that have been issued to employees).

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended January 3, 2015, originally filed with the Securities and Exchange Commission on March 4, 2015 (the “Original Filing”). We are filing this Amendment to amend Part III of the Original Filing to include the information required by and not included in Part III of the Original Filing, as we do not intend to file a definitive proxy statement for an annual meeting of stockholders within 120 days of the end of our fiscal year ended January 3, 2015.  In addition, in connection with the filing of this Amendment and pursuant to the rules of the United States Securities and Exchange Commission, we are including with this Amendment new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.  Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications.

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

Carol Bramson, 51, is our Chief Executive Officer and has served as a director of our company since July 2012.  Prior to becoming CEO, Ms. Bramson was Managing Director of 212 Equity Management, LLC, a private investment firm that she founded in 2010.  Ms. Bramson has over 20 years’ experience working with companies in a variety of industries.  In 1988, she joined Essex Venture Partners (now Essex Woodlands Health Ventures), a venture capital firm with a focus on early stage investments in the health care industry, and eventually joined Banc One Equity Capital (formerly First Chicago Equity Capital) in 1992, where she became a partner with responsibility for all phases of the investment process.  In 2001, Ms. Bramson founded TBG Capital, LLC, a firm that provided equity capital and advisory services to companies to facilitate start-up, growth and acquisitions, a position she held until 2010.  In addition to direct equity investments, Ms. Bramson has provided industry, financial, and strategic advisory services to several organizations in a variety of industries including consumer products.  Ms. Bramson holds a B.S. in Finance (with honors) from DePaul University and an M.B.A. from The University of Chicago.

William E. Mote, Jr., 45, was appointed our Chief Financial Officer in November 2014.  Prior to joining our company, from February 2013 to November 2014 Mr. Mote was Chief Financial Officer of the Poarch Band of Creek Indians, the largest hospitality and gaming operator in Alabama, where he was responsible for all financial operations of the Sovereign Nation.  From January 2010 to February 2013, Mr. Mote was Executive Vice President of Finance at Jakks Pacific, a leading designer and marketer of toys and consumer products that feature popular brands and children’s toy licenses, where he was a member of the executive team in charge of worldwide financial operations.  Prior to joining Jakks Pacific, Mr. Mote was Vice President and Corporate Controller at Easton-Bell Sports from 2005 to 2010, where he was responsible for worldwide financial planning and analysis and strategic planning.  Mr. Mote spent five years working in various global finance positions with increasing responsibility at Hewlett-Packard Company beginning in 2000.  Mr. Mote is a Certified Public Accountant and holds a M.B.A. and a B.S. in Accounting from Louisiana State University.

Kenneth Price, 52, is our President of Global Sales & Marketing.  Prior to joining our company in January 2014, Mr. Price co-founded S-K Victory LLC, where he launched its Fairy Tale High doll line at the 2013 New York International Toy Show. From 2001 to 2012, Price was Executive Vice President of Sales at Jakks Pacific, a leading designer and marketer of toys and consumer products that feature popular brands and children’s toy licenses. Prior to his tenure at Jakks, he was Co-Founder and Executive Vice President of Sales at Toy Max, Inc. Mr. Price earned a Master’s Degree in Business Administration, Marketing from Hofstra University and his Bachelor’s Degree in Business Administration and Management from SUNY Albany.

Robert Stebenne, 62, was appointed our President and Chief Operating Officer in March 2015.  Mr. Stebenne has served as a director of our company since March 2007.  Prior to becoming our President and Chief Operating Officer, Mr. Stebenne owned and managed Bob Stebenne Associates, a firm he founded in 2002 that provided consulting services in the areas of brand development, product development, and strategic planning.  From February 1999 to July 2002, Mr. Stebenne was the president of new business development for Hasbro Industries, a provider of children’s and family leisure time products and services.  From 1991 to February 1999, he was president of Hasbro’s FOB/LC division, where he created a U.S. marketing, sales, product development, finance and logistics group.  From 1982 to 1991, he was president of Hasbro’s Playskool Baby division.  Mr. Stebenne holds a B.A. in American History from the Roger Williams University.

Directors

Our Board of Directors has currently set the number of directors at eight.  Under our certificate of incorporation, our Board was initially divided into three classes as nearly equal in number as possible, with each class of directors elected to serve three-year staggered terms.  At our company’s 2013 annual meeting of stockholders, our stockholders approved a declassification of our Board.  Beginning with our 2014 annual meeting of stockholders, directors whose term expires at successive annual meetings will be elected for a one-year term, until our Board becomes fully declassified beginning with the 2016 annual meeting.  The names, ages, independent status, terms of office and biographical information for our current directors is set forth below.

Name	Age	Position Held	Term Expires

Dan Almagor	61	Non-Executive Chairman of the Board	2016
Carol E. Bramson	51	Chief Executive Officer; Director	2016
Marty Fogelman	71	Director	2015
Jason P. Macari	53	Director	2015
Derial H. Sanders	72	Director	2015
Robert Stebenne	62	President and Chief Operating Officer; Director	2015
Richard Wenz	65	Director	2015
Stephen J. Zelkowicz	42	Director	2015

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

Ms. Bramson, a director since July 2012, is our Chief Executive Officer.  Ms. Bramson brings to our Board of Directors over 20 years of experience working with early stage and middle market companies in a variety of industries, and as our Chief Executive Officer, is a critical link between our Board and management.  Additional biographical information about Ms. Bramson is included above under “Executive Officers.”

Mr. Fogelman, a director since March 2007, is an independent consultant and private investor in the juvenile products industry. He was instrumental in the conception and development of the Babies R Us retail chain and served as senior vice president of both Toys R Us and Babies R Us, where he was employed from 1986 to May 2003. From May 2003 until March 2007, Mr. Fogelman was President of Baby Trend, Inc., a manufacturer of infant products. He is currently a board member of Babyganics, a baby healthcare products company. Mr. Fogelman brings to our Board his extensive experience in our industry, including his experience in creating strategic growth at Toys R Us and Babies R Us, and his knowledge of our company and business operations.

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

Mr. Sanders, a director since November 2009, is currently President of Precept Marketing Group Inc., a company which he founded in 2001. Prior to June 2001, Mr. Sanders was a long-time employee of Graco Children’s Products, Inc., where he most recently held the position of President and Chief Operating Officer. He was instrumental in the growth of Graco via strategic domestic sales initiatives, international expansion, and the addition of several key new product categories. Mr. Sanders also saw the company through several acquisitions, the last of which was by Rubbermaid, in 1996, and then Newell Rubbermaid in 1998. Mr. Sanders received a B.S. in marketing and commerce from Rider University. Mr. Sanders brings to our Board his extensive experience in our industry, including his depth of senior management and leadership experience at Graco, as well as his status as an independent director.

Mr. Stebenne, a director since March 2007, is our Chief Operating Officer.  Mr. Stebenne brings to our Board his extensive experience in our industry, including his experience at Hasbro and his operational experience. Additional biographical information about Mr. Stebenne is included above under “Executive Officers.”

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

Mr. Zelkowicz has been a director since 2014.  Since 1999, he has served as an equity research analyst and trader at Wynnefield Capital, Inc., an investment firm specializing in small, publicly-traded companies.  Mr. Zelkowicz brings to our board his knowledge of our company and industry and his experience in the capital markets.

Corporate Governance

Audit Committee and Audit Committee Financial Expert

Our Board of Directors has designated a separately-designated standing Audit Committee established in accordance with section 3(a)(58)(A) of the Exchange Act. The Audit Committee currently consists of three members: Richard Wenz (Chairman), Dan Almagor, and Derial Sanders.  Each member of the Audit Committee is an “independent” director under applicable SEC and Nasdaq Stock Market rules.  Our Board of Directors has determined that Mr. Wenz qualifies as an “audit committee financial expert” within the meaning of SEC rules.

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

Based solely on our review of the copies of such reports furnished to us during the fiscal year ended January 3, 2015 and on written representations from our officers, directors and 10% stockholders known to us, we believe that each person who, at any time during the fiscal year, was a director, officer or beneficial owner of more than 10% of our common stock, complied with all Section 16(a) requirements during the fiscal year, except that: Ms. Bramson filed a Form 4 late reporting the grant of a stock option; Mr. Macari filed a Form 4 late reporting the sale of shares; and Mr. Price filed a Form 4 late reporting the grant of a stock option and restricted stock award.

Process for Stockholder Nominations

There have been no material changes to the procedures by which security holders may recommend nominees to our Board.

Nominations to our Board may be submitted to the committee by our stockholders in accordance with the process described in our amended and restated bylaws.  Stockholders who wish to recommend a candidate for election to our Board should send their letters to us at 1275 Park East Drive, Woonsocket, Rhode Island 02895, Attention: Secretary.  These letters will be promptly forwarded to the members of the Nominating/Governance Committee.

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

The notice must contain certain information about the stockholder making the recommendation or proposal of a candidate for election to the Board, as described in our amended and restated bylaws, including the name and address of the stockholder and its affiliates making the recommendation and the number of shares of our common stock directly or indirectly beneficially owned by the stockholder, including any rights to acquire shares of our common stock.  The recommendation must contain the following information about the candidate being proposed for election to the Board as described in our amended and restated bylaws, including (i) the name and address of the candidate, (ii) the number of shares of our common stock directly or indirectly beneficially owned by the candidate, including any rights to acquire shares of our common stock and (iii) the information that would be required to be disclosed in a proxy statement in connection with the solicitation of proxies for election of directors in a contested election under Section 14 of the Exchange Act.  The candidate must also submit a written representation and agreement to the company that he or she is not party to any agreement with another person (other than our company) that, if elected, would obligate the candidate to act or vote on a certain issue or that provides for compensation or other reimbursement for service on the Board, and that if elected, the candidate would be in compliance with all applicable guidelines and policies of the company.

Item 11.  Executive Compensation.

Executive Summary

We are a premier juvenile products company originally founded in 1985 and create branded juvenile safety and infant care products (targeted for ages 0-3 years) that are intended to deliver a diverse range of parenting solutions to families. Our industry is highly competitive and has many participants, and our ability to compete effectively in our industry is dependent in part on our ability to attract, motivate and retain key management personnel and other qualified employees.  The Compensation Committee has approved a pay-for-performance compensation philosophy, which is intended over time to bring base salaries and total executive compensation in line with approximately the median (50th percentile) of the companies represented in our peer group.  Short-term incentive compensation, based on the achievement of specified goals and objectives, may be awarded in the form of a cash performance bonus.  We also provide incentive compensation in the form of equity awards to reward our executives for long-term company performance and to align their interests with the interests of our stockholders.  Total compensation may vary significantly from year-to-year based on a combination of total company and individual performance.

Company Performance in 2014

Fiscal 2014 was a transformative year for our company, with several changes in executive leadership and our senior management team.  As we continued to focus our strategy to improve top-line growth and profitability by focusing on developing and selling higher-margin products representing our own core brands of Summer®, SwaddleMe®, and Born Free® branded products, we completed the exit of our licensing arrangements with Disney® and Carters® begun in 2013.  As a result, net sales in fiscal 2014 were lower than fiscal 2013, as reflected in the following chart:

While improvements were made in 2014 compared to 2013, we unfortunately did not achieve all of our 2014 financial goals and, therefore, no incentives were paid under our annual short-term cash incentive plan for performance in 2014.

2014 Pay Decisions

Our pay decisions in 2014 were driven largely by changes in our executive and senior management teams, with several new hires occurring in 2014.  Our equity awards granted in 2014 were generally below the market 25th percentile for similar companies.  These awards were granted to help retain and/or recruit key executive and employee talent.

The following chart shows the mix of total direct compensation actually earned by our Chief Executive Officer for 2014.

CEO 2014 Total Direct Compensation

Compensation Philosophy and Objectives

Our Board has appointed a Compensation Committee consisting of independent directors as required by applicable SEC and Nasdaq Stock Market rules.  The Compensation Committee is authorized to determine and approve, or make recommendations to our Board with respect to, the compensation of our Chief Executive Officer and our other executive officers and to grant or recommend the grant of stock-based compensation to our Chief Executive Officer and other executive officers.  The Compensation Committee also reviews our compensation policies and practices for all employees.

Our philosophy is to compensate our executives at levels that enable us to attract, motivate and retain highly qualified executives.  As our business evolves, we seek to foster a performance-oriented culture, where individual performance is aligned with organizational objectives.  We will continue to establish an annual bonus program designed to reward individuals for performance based primarily on our financial results and their achievement of personal and corporate goals that contribute to our long-term goal of building stockholder value.  Grants of stock-based awards are intended to provide additional incentive to work to enhance long-term total return to stockholders and to align the interests of our executives with those of our stockholders.  Total compensation levels reflect the executive’s position, responsibilities, tenure, individual experience and achievement of goals.  As a result of our performance-based philosophy, compensation levels may vary from year-to-year and among our various executive officers with fixed and variable pay components.

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

Base Salary.  The Compensation Committee strives to provide that the named executive officers are paid a base salary that is competitive with salaries paid by comparable companies for similar work, based on each executive’s experience and performance.  As noted below in “Compensation Benchmarking,” we target cash compensation at or below market median levels to help attract and retain executive talent.  When setting executive pay, the Compensation Committee considers a combination of factors as outlined in the bulleted list above.  In addition, in the case of new hires, the Compensation Committee will also consider the current recruitment market and negotiations with the specific individual.

Following the end of each fiscal year, the Compensation Committee reviews executive officers’ base salaries, including the Chief Executive Officer’s salary, based on a review of performance, achievement of specific short-term goals and our company’s performance in the prior year.  The Compensation Committee also meets with the Chief Executive Officer to review her base salary recommendations for other named executive officers, including her performance evaluation of all such persons and the basis of her recommendations, the scope of each person’s duties, oversight responsibilities and individual objectives and goals against results achieved for the applicable fiscal year.

Annual Incentive Bonus.  Our company generally uses short-term cash-based incentive compensation programs to recognize and reward executive officers and other employees who contribute meaningfully to an increase in stockholder value and profitability.  In general, the funding of the annual incentive bonus pool is dependent upon our company achieving certain financial targets, historically earnings before interest, taxes, depreciation and amortization (before deducting incentive compensation).  Each named executive officer has the ability to receive up to 200% of his or her target bonus award opportunity based on our company and the individual achieving stretch (or superior) performance levels.  The percentage of the bonus actually paid to each named executive officer depends on the attainment of corporate financial targets and individual performance goals.

Long-Term Equity Incentive Awards.  The Compensation Committee believes that stock-based compensation ensures that our executive officers have a continuing stake in the long-term success of our company.  In general, long-term incentive awards are targeted between the 25th and 50th percentiles of the compensation peer group with appropriate adjustments for individual and company performance, though historically awards have generally been at or below the 25th percentile market level.  Long-term incentive awards have been in the form of stock options or restricted stock awards, or a combination of both types of awards.  Vesting for these awards extends over a four-year period, with 25% of the total number of shares subject to an award vesting each year beginning on the first anniversary of the date of grant.  If a named executive officer leaves our company prior to the completion of the applicable vesting schedule, the unvested portion of the option or stock grant is forfeited unless otherwise provided in his or her employment agreement or termination agreement.  The Compensation Committee also grants equity awards outside of the regular annual grant program for new hires, promotions or other reasons deemed appropriate by the committee.

Perquisites and Fringe Benefits.  We provide only certain executive fringe benefits.  Our executive officers receive health and welfare benefits, such as group medical, dental, life and long-term disability coverage, under plans generally available to all other employees. We believe that our executives should be able to provide for their retirement needs from the total annual compensation they earn based on our performance. Accordingly, other than an employer matching contribution under our 401(k) plan, which is the same that we provide all of our employees, we do not offer our executives any nonqualified pension plans, supplemental executive retirement plans, deferred compensation plans or other forms of compensation for retirement.  We may, however, provide for fringe benefits in individually negotiated executive employment agreements in order to attract and retain key executives who are essential to the long-term success of our company.

Role of the Compensation Committee and Management

The Compensation Committee currently determines the compensation of our Chief Executive Officer and our other executive officers.  Annually, our Compensation Committee evaluates the performance of our Chief Executive Officer and determines the compensation of our Chief Executive Officer in light of the goals and objectives of our compensation program for that year.  Our Compensation Committee annually assesses the performance of our other executive officers and considers recommendations from our Chief Executive Officer when determining the compensation of our other executive officers.  As discussed below, the Compensation Committee also considers input from other independent directors, our compensation consultant and benchmarking studies and surveys, but retains absolute discretion as to whether to adopt any recommendations as it deems appropriate.

At the request of our Compensation Committee, our Chief Executive Officer and SVP of Human Resources attend our Compensation Committee meetings, including meetings at which our compensation consultant is present.  This enables our Compensation Committee to review with senior management the corporate and individual goals that are important to achieve our overall success.  Although the participation of management could influence performance targets and individual goals, including the targets and goals set for our Chief Executive Officer, our Compensation Committee ultimately makes all determinations regarding individual and corporate goals and targets.  Our Chief Executive Officer does not attend any portion of meetings at which her compensation is discussed.

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

Role of the Compensation Consultant

The Compensation Committee retains PM&P to provide advice on various compensation matters and recommends compensation program designs, including market trends, peer group composition and compensation for our executive officers.  PM&P reports directly to the Compensation Committee, meets the independence requirements of applicable SEC rules and does not provide any other services to our company beyond those requested or approved by the Compensation Committee.  PM&P regularly attends meetings of the Compensation Committee, either in person or by telephone.  In 2014, PM&P assisted the Compensation Committee with the following:

•                  attended Compensation Committee meetings as requested;

•                  provided advice regarding an analysis of the company’s peer group;

•                  provided advice regarding and assessment of the competitiveness and appropriateness of the structure of non-employee director compensation;

•                  provided advice and analysis of the competitiveness of the compensation of the CEO and other senior executives; and

•                  reviewed and provided comments on named executive officers’ compensation and the disclosure regarding executive compensation in the proxy statement for the 2014 annual meeting of stockholders.

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

In 2014, the Compensation Committee reviewed, with the assistance of PM&P, our company’s peer group used in making pay decisions regarding executive officer and director compensation for 2015.  The Compensation Committee determined to remove five companies from its prior peer group (A.T. Cross Company; iRobot Corporation; Kid Brands, Inc.; Physician Formula Holdings, Inc.; Zumiez, Inc.) and added nine new companies (Black Diamond, Inc.; Cobra Electronics Corp.; CSS Industries Inc.; Emerson Radio Corp.; Escalade Inc.; Joe’s Jeans Inc.; Leapfrog Enterprises Inc.; Nautilus Inc.; ZAGG Inc.) to more appropriately align the peer group with the current size of the company.  The peer group now consists of:

Acme United Corporation	Gaiam, Inc.
Black Diamond. Inc.	JAKKS Pacific, Inc.
Cobra Electronics Corp.	Joe’s Jeans Inc.
Crown Crafts, Inc.	Leapfrog Enterprises Inc.
CSS Industries Inc.	Nautilus Inc.
Delta Apparel, Inc.	Rocky Brands, Inc.
Emerson Radio Corp.	ZAGG Inc.
Escalade Inc.

Named Executive Officer Compensation in 2014

Our named executive officers for 2014 were Carol E. Bramson, Chief Executive Officer; Kenneth Price, President of Global Sales & Marketing; William E. Mote, Chief Financial Officer; Jason Macari, our former Chief Executive Officer until January 31, 2014; and David Hemendinger, our former Chief Information Officer until October 2014.

Base Salaries.  In 2014, three of our named executive officers were new hires, and their base salaries were the result of individual negotiations with those officers.  As is our practice, we review base salaries for our existing named executive officers each fiscal year.  In 2014, no increases were approved for named executive officers who were not new hires in 2014.  Please see the Summary Compensation Table below for the actual amounts paid to our named executive officers in 2014.

Annual Incentive Bonus.  Our 2014 incentive bonus program was broad-based with executive officers and all other employees eligible to participate.  The funding of the 2014 annual incentive bonus cash pool was dependent upon the achievement of a certain level of profitability, namely our company’s pre-bonus EBITDA (earnings before interest, taxes, depreciation and amortization).  For 2014, the target pre-bonus EBITDA was $15,850,000, which if achieved would result in a total cash bonus pool of $1,900,000.  The actual amount of the cash bonus pool to be funded for 2014 was dependent on the level of achievement of that target, as set forth below:

EBITDA Achievement	Pre-Bonus EBITDA Triggers (in thousands)	Bonus Payout	Total Payout (in millions)
140% +	$22,190	200%	$3.8
130 - 139%	$20,605	175%	$3.3
120 - 129%	$19,020	150%	$2.9
110 - 119%	$17,435	125%	$2.4
100-109%	$15,850	100%	$1.9
100%	$15,850	100%	$1.9
93% - 99%	$14,741	75%	$1.4
86% - 92%	$13,631	50%	$1.0
80% - 85%	$12,680	25%	$0.5
< 80%		No Bonus	—

Following the end of 2014, the Compensation Committee determined that pre-bonus EBITDA for 2014 did not meet the threshold amount needed to fund the cash pool for the annual incentive bonus and therefore did not fund the annual incentive bonus pool in 2014.  As a result, no cash bonuses were paid to our named executive officers or any other employees for 2014 performance.  Pursuant to the terms of their agreements with our company described below, Ms. Bramson received a $100,000 bonus and Mr. Price received a $50,000 bonus for 2014.

Long-Term Equity Incentive Awards.  For 2014, our annual equity-based incentive compensation awards for executive officers and senior management employees were in the form of restricted stock awards and stock options.  The amount of annual equity-based awards granted to executive officers who were not new hires during 2014 reflected the executive’s position within our company, their individual performance and equity-based awards by comparable companies for comparable positions, with the goal to bring the executive within the 25th percentile of such comparable companies.  The vesting schedule for our annual equity-based awards is 25% per year, with vesting beginning on the first anniversary of the grant date.  The vesting schedule is designed to encourage executives to continue in the employ of our company.  Each executive forfeits the unvested portion, if any, of the equity-based awards if the executive’s service to our company is terminated for any reason, except as may otherwise be determined by our Board.  Our three new named executive officers in 2014 received equity grants in connection with their hiring.

SUMMARY COMPENSATION TABLE

The following table sets forth, for fiscal years 2013 and 2014, information regarding compensation of our named executive officers:

Name and		Salary	Bonus	Stock Awards	Option Awards	All Other Compensation		Total
Principal Position	Year	($)	($)	($)(1)	($)(1)	($)		($)

Carol E. Bramson (2)	2014	$309,615	$100,000	$—	$240,000	$2,019	(3)	$651,634
Chief Executive Officer

Kenneth Price (4)	2014	$329,808	$50,000	$46,250	$73,500	$10,246	(5)	$509,804
President Global Sales & Marketing

William Mote (6)	2014	$32,885	—	$36,000	$41,200	$21,692	(7)	$131,777
Chief Financial Officer

David S. Hemendinger (8)	2014	$242,308	—	$14,720	$14,550	$61,885	(9)	$333,463
Former Chief Information Officer	2013	$273,969	—	$40,560	$39,825	$6,946		$361,300

Jason P. Macari (10)	2014	$44,323	—	—	$—	$387,238	(11)	$431,561
Former Chief Executive Officer	2013	$371,700		$104,780	$102,660	$23,338		$602,478

(1)         The amounts for 2014 reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.  Assumptions used in the calculation of these amounts are included in Note 7 to our audited consolidated financial statements for the fiscal year ended January 3, 2015, included in our Original Filing filed with the SEC on March 4, 2015.

(2)         Ms. Bramson was appointed Chief Executive Officer in February 2014.

(3)         Reflects $2,019 of employer contributions to our company’s 401(k) plan.

(4)         Mr. Price joined our company in January 2014.

(5)         Includes (i) $9,000 auto allowance and (ii) $1,246 of employer contributions to our company’s 401(k) plan.

(6)         Mr. Mote joined our company in November 2014.

(7)         Includes (i) $10,000 of living expenses and (ii) $11,692 of travel expenses to and from Mr. Mote’s residence to our company’s executive offices.

(8)         Mr. Hemendinger’s employment with our company ended in October 2014.

(9)         Includes (i) $43,077 of severance payments in connection with Mr. Hemendinger’s separation, (ii) $3,800 of paid time-off earned and paid upon Mr. Hemendinger’s separation, (iii) $10,000 of outplacement services, and (iv) $5,008 of employer contributions to our company’s 401(k) plan.

(10)       Mr. Macari’s employment with our company ended in January 2014.

(11)  Includes (i) $353,846 of severance payments in connection with Mr. Macari’s separation, (ii) $18,933 of paid time-off earned and paid upon Mr. Macari’s separation, (iii) $12,000 of outplacement services, (iv) $1,184 for automobile benefit and (v) $1,275 of employer contributions to our company’s 401(k) plan.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information about outstanding equity awards held by the named executive officers at the end of 2014:

	Option Awards						Stock Awards
								Equity
							Equity	Incentive
							Incentive	Plan
							Plan	Awards:
							Awards:	Market
			Number of	Number of			Number of	Value of
			Securities	Securities			Unearned	Unearned
			Underlying	Underlying	Option		Shares or	Shares or
			Unexercised	Unexercised	Exercise	Option	Units that	Units that
	Award		Options (#)	Options (#)	Price Per	Expiration	have not	have not
Name	Grant Date (1)		Exercisable	Unexercisable	Share	Date	Vested (2)	Vested

Carol E. Bramson	02/01/2014	(3)	183,326	16,674	2.27	02/01/2024	—	—
	07/01/2012	(4)	—	—	—	—	4,573	15,275

Kenneth Price	01/13/2014	(5)	25,000	50,000	1.85	01/13/2024	—	—
	01/13/2014	(6)	—	—	—	—	25,000	83,500

William E. Mote, Jr.	11/10/2014		—	40,000	1.80	11/10/2024	—	—
	11/10/2014		—	—	—	—	20,000	66,800

David Hemendinger	11/21/2011		30,000	—	6.70	07/25/2015	—	—
	04/16/2012		5,934	—	5.55	07/25/2015	—	—
	06/12/2013		5,625	—	3.38	07/25/2015	—	—

Jason P. Macari	01/05/2009		310,000	—	$2.14	10/30/2015	—	—
	06/16/2011		—	—	—	—	7,703	$25,728
	04/16/2012		22,943	22,943	$5.55	10/30/2015	—	—
	04/16/2012		—	—	—	—	12,457	$41,606
	06/12/2013		14,500	43,500	$3.38	10/30/2015	—	—
	06/12/2013		—	—	—	—	23,250	$77,655

(1)         Unless otherwise noted, option grants made in 2009, the vesting schedule is as follows: 25% of the total number of shares subject to the options vested on the date of grant, and 25% of total number of shares subject to the options vest and become exercisable on each of the first, second and third anniversaries of the date of grant.  For option grants made after 2009, the vesting schedule is as follows: 25% of the total number of shares subject to the options vest and become exercisable on each of the first, second, third and fourth anniversaries of the date of grant.

(2)         Unless otherwise noted, restricted stock grants have a vesting schedule as follows: 25% of the total number of shares underlying the award vest on each of the first, second, third and fourth anniversaries of the date of grant.

(3)         Option vests in 12 equal monthly installments following the date of grant.

(4)         Reflects restricted stock award granted to Ms. Bramson in connection with her appointment to the Board in 2012.

(5)         One-third of the shares subject to the option vest and become exercisable on each of the first, second and third anniversaries of the date of grant.

(6)         Restricted stock award vests in full on the first anniversary of the date of grant.

Employment Arrangements and Change in Control Agreements with Current Named Executive Officers

Carol E. Bramson.  Ms. Bramson and the company were party to an employment agreement, dated January 16, 2014, in connection with her appointment as President and Chief Executive Office.  The agreement expired on January 31, 2015, and Ms. Bramson has continued as our Chief Executive Officer and employee on an at-will basis since the expiration of the agreement.  Under the expired agreement, Ms. Bramson received a salary at an annual gross rate of $350,000, and was eligible to receive a cash bonus in the minimum amount of $100,000 under our annual short-term incentive plan for fiscal 2014.  Ms. Bramson received a stock option to purchase 200,000 shares of our common stock at an exercise price equal to the closing price of the common stock on the effective date of her appointment, which vests and becomes exercisable in 12 equal monthly installments, subject to Ms. Bramson’s continued employment.  In the event of a change in control of our company, the vesting of the option accelerates in full.

Kenneth Price.  Pursuant to the terms of his offer letter, Mr. Price receives an annual base salary of $350,000, and is eligible to receive a cash bonus with a target bonus award equal to 50% of his base salary compensation under our annual short-term incentive plan, with a minimum amount of $50,000 for fiscal 2014.  He is also eligible to participate in our long-term incentive plan and any other bonus plans, as determined by the Compensation Committee, and is eligible to receive all medical, dental and other benefits to the same extent as provided to other senior management employees.  Upon the commencement of his employment, Mr. Price received a stock option to purchase 75,000 shares of our common stock at an exercise price equal to the closing price of the common stock on the date of grant, vesting over three years in equal annual installments, and a restricted stock award of 25,000 shares, vesting in full on the first anniversary of the date of grant.  Mr. Price is also entitled to a monthly auto allowance of $750.  In addition, if Mr. Price’s employment is terminated by us without cause, or Mr. Price terminates his employment for good reason, he is entitled to receive payments equal to his then current base salary for a period of 12 months following such date of termination.  Mr. Price also entered into our standard change of control agreement expiring in December 2015, as described below, pursuant to which he is eligible to receive 100% of his base salary for a period of 12 months if he is terminated following a change of control.

William E. Mote, Jr.  Pursuant to the terms of his offer letter, Mr. Mote receives an annual base salary of $285,000, and is eligible to receive a cash bonus with a target bonus award equal to 40% of his base salary compensation under our annual short-term incentive plan.  He is also eligible to participate in our long-term incentive plan and any other bonus plans, as determined by the Compensation Committee, and is eligible to receive all medical, dental and other benefits to the same extent as provided to other senior management employees.  Upon the commencement of his employment, Mr. Mote received a stock option to purchase 40,000 shares of our common stock at an exercise price equal to the closing price of the common stock on the date of grant, and a restricted stock award of 20,000 shares.  Both equity awards will vest in four equal annual installments, with the first 25% of the award vesting and become exercisable on the first anniversary of the date of grant.  Mr. Mote is also entitled to certain relocation benefits, including reimbursement of: (i) up to $20,000 in relocation expenses, (ii) $2,500 per month for temporary housing expenses for a period up to 12 months, and (iii) certain air travel expenses.  In addition, we agreed to pay a relocation and signing bonus of $30,000, payable on the first regular pay date following his move to a residence within 60 miles of the Company’s current corporate headquarters.  In addition, if Mr. Mote’s employment is terminated by us without cause, or Mr. Mote terminates his employment for good reason, he is entitled to receive payments equal to his then current base salary for a period of six months following such date of termination.  Mr. Mote also entered into our standard change of control agreement expiring in October 2015, as described below, pursuant to which he is eligible to receive 100% of his base salary for a period of 12 months if he is terminated following a change of control.

Change of Control Agreements

Certain executive officers and members of senior management of our company are party to the company’s standard change of control agreement. Under the change of control agreement, the employee will be entitled to certain payments and benefits if (1) there is a change in control of the company and (2) within 12 months following a change in control, his or her employment is terminated, other than for cause, as a result of his or her death or disability, or by the employee for good reason. If these events occur, the employee will be entitled to a cash payment equal to a percentage of his or her then current annual base salary, continued benefits and any earned or accrued, but unpaid, bonus for the fiscal year in which the employee is terminated, for a period of six to twelve months.  The change of control agreement also contains non-competition and similar covenants that remain in effect for a period of six to twelve months.

Separation Agreements with Former Executive Officers

Jason P. Macari, former Chief Executive Officer.  On January 15, 2014, we entered into a Separation Agreement and Release with Mr. Macari in connection with his departure as our President and Chief Executive Officer effective February 1, 2014 (the “Separation Date”).  Pursuant to the terms of the Separation Agreement, Mr. Macari agreed to be available to consult with our company during the six-month period following the Separation Date, which may be extended for an additional six months at our election, subject to mutual agreement regarding compensation for such additional services.  In addition, for a period of 18 months following the Separation Date, Mr. Macari agreed not to directly or indirectly compete with our company, or to solicit employees, customers or suppliers of our company.  In consideration of his general release of any claims against our company, over a period of 18 months following the Separation Date, Mr. Macari will receive (i) cash payments in the gross amount of approximately $600,000, payable over the 18-month period, (ii) continued medical and dental coverage, and (iii) continued vesting of outstanding, unvested equity awards.  At the end of such 18-month period, all unexercised, vested stock options shall remain exercisable and shall not terminate until 90 days following the end of such 18-month period, and any remaining unvested equity awards will be forfeit.  If Mr. Macari breaches certain covenants under the Separation Agreement, we may suspend vesting of the equity awards and payment of any consideration to Mr. Macari and seek to recover consideration paid to Mr. Macari, and Mr. Macari will be deemed to have resigned from his position as a director of our company.  Mr. Macari remains a director of our company, provided that he has agreed to resign from our Board of Directors on the earlier of (i) a deemed resignation in connection with the breach by him of certain covenants under the Separation Agreement, (ii) his voluntary resignation and (iii) the date eighteen months from the Separation Date.

David S. Hemendinger, former Chief Information Officer.  On October 23, 2014, we entered into a Separation Agreement and Release with Mr. Hemendinger in connection with his departure as our Chief Information Officer effective October 24, 2014.  Pursuant to the terms of the Separation Agreement, Mr. Hemendinger agreed not to compete with our company, or to solicit employees, customers or suppliers of our company, for a period of 12 weeks following his separation.  In consideration of his general release of any claims against our company, Mr. Hemendinger will receive his current base salary for the four-month period following his separation.  The company also agreed to (i) accelerate the vesting of 5,000 unvested shares of the restricted stock award and 10,000 unvested shares of the option, each granted to Mr. Hemendinger on November 21, 2011, and (ii) extend the exercise period for Mr. Hemendinger’s outstanding, vested options for an additional six months from the expiration date set forth in the relevant equity plan covering those options. Any remaining unvested equity awards held by Mr. Hemendinger were forfeited. We will also provide Mr. Hemendinger with executive outplacement services for a period of 12 months following his separation.

Retirement Plans

We have a Section 401(k) plan and provide an employer matching contribution, which is the same that we provide all of our employees. We do not offer our executives any nonqualified pension plans, supplemental executive retirement plans, deferred compensation plans or other forms of compensation for retirement.

2015 Developments

In 2015, our Board of Directors appointed Robert Stebenne, director of our company, as our President and Chief Operating Officer, effective March 2, 2015.  Under the terms of his offer letter, Mr. Stebenne will receive an annual base salary of $300,000, and will be eligible to receive a cash bonus with a target bonus award equal to 100% of his base salary compensation under our annual short-term incentive plan. He is also eligible to participate in our long-term incentive plan and any other bonus plans, as determined by the Compensation Committee, and is eligible to receive all medical, dental and other benefits to the same extent as provided to other senior management employees. We will also provide Mr. Stebenne with a monthly automobile allowance in the amount of $750 per month.

Mr. Stebenne also received a stock option to purchase 250,000 shares of our common stock that vests in 36 equal monthly installments, beginning on the first monthly anniversary of the date of grant; provided, however, that in the event our company undergoes a change in control (as defined in the change of control agreement), the stock option shall vest in full. In addition, if Mr. Stebenne’s employment is terminated by us without cause, or Mr. Stebenne terminates his employment for good reason, he is entitled to receive payments equal to his then current base salary for a period of six months following such date of termination.  Mr. Stebenne also entered into the company’s standard change of control agreement expiring in October 2015, as described below, pursuant to which he is eligible to receive 100% of his base salary for a period of 12 months if he is terminated following a change of control.

Director Compensation

For fiscal 2014, the following non-employee director compensation program was in place:

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

•                  each director serving as a member of the Audit Committee, Compensation Committee and Nominating/Governance Committee (other than the chairperson of each such committee) will receive annual fee of $5,000; and

•                  each director (other than the Chairman of the Board) will receive an annual equity award, in the form of shares of our common stock, on the date of our annual meeting of stockholders, equal to the lesser of (i) 7,500 shares or (ii) the number of shares to be calculated by dividing $30,000 by the fair market value of our common stock on such date.

In addition to the above, the Chairman of the Board currently receives an additional, supplemental monthly cash retainer of $10,000 per month subject to review every six months by the Compensation Committee, and an annual equity grant of 15,000 shares.  In 2014, the Board also approved payment of a one-time additional cash fee of $40,000 and granted an option to purchase 100,000 shares of our common stock to Mr. Almagor, our current non-executive Chairman of the Board, in recognition of the time and effort exhibited by Mr. Almagor in his role as non-executive Chairman.

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

Director Compensation

The following table shows non-employee director compensation in 2014. Each of Ms. Bramson and Mr. Macari served as Chief Executive Officer for a portion of 2014, and as such did not receive additional compensation for their services as a director.  The information in the following table reflects the compensation to each of Ms. Bramson and Mr. Macari in their capacity as a director.  For information on compensation received for their services as Chief Executive Officer, please see “Summary Compensation Table” above.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)(3)	Option Awards ($)(3)	All Other Compensation ($)		Total ($)

Dan Almagor	$238,000	$55,800	$110,000	—		$403,800
Max Batzer	$46,338	$62,931	—	—		$109,269
Carol E. Bramson	$18,000	—	—	—		$18,000
Marty Fogelman	$50,000	$27,900	—	$40,000	(5)	$117,900
Jason P. Macari	—	$27,900	—	—		$27,900
Derial H. Sanders	$50,000	$27,900	—	—		$77,900
Robert Stebenne	$160,500	$27,900	—	—		$188,400
Richard Wenz	$78,750	$27,900	—	—		$106,650
Stephen J. Zelkowicz	$5,996	$29,998	—	—		$35,994

(1)         Represents fees earned or paid in cash in 2014, including annual retainer fees, committee fees and fees for special Board projects.

(2)         In August 2014, each non-employee director (other than the Chairman) received 7,500 shares of our common stock and the Chairman received 10,000 shares of our common stock.  In connection with his appointment to our Board, Mr. Zelkowicz received an initial restricted stock grant of 8,064 shares in August 2014, which vests over four years in equal annual installments, beginning on the first anniversary of the date of grant.

(3)         The amounts reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.  Assumptions used in the calculation of these amounts are included in Note 7 to our audited consolidated financial statements for the fiscal year ended January 3, 2015, included in our Original Filing filed with the SEC on March 2, 2015.

(4)         As of January 3, 2015, the number of fully-vested options outstanding for each director was as follows: Mr. Almagor, 123,333; Mr. Fogelman, 40,000; Mr. Sanders, 40,000; Mr. Stebenne, 40,000; and Mr. Wenz, 40,000.

(5)         Represents consulting fees paid to Mr. Fogelman.  The consulting agreement between our company and Mr. Fogelman expired in March 2015.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table summarizes information, as of January 5, 2015, regarding our equity compensation plans.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans [excluding securities reflected in column (a)] (c)

Equity compensation plans approved by stockholders	1,761,614	(1)	$3.29	865,119
Equity compensation plans not approved by stockholders	210,000	(2)	3.42	—
Total	1,971,614		$3.30	865,119

(1)         Includes 242,249 shares issuable upon vesting of outstanding restricted stock awards granted to employees which have not yet vested.  Such shares are not included in the calculation of the weighted average exercise price reflected in column (b).

(2)         Represents shares granted as inducement grants to newly-hired employees in 2014 that were not subject to shareholder approval pursuant to applicable Nasdaq Stock Market rules.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our common stock as of April 1, 2015 by:

•                  each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•                  each of our directors and named executive officers listed in the Summary Compensation Table under the section entitled “Executive Compensation”; and

•                  all of our current executive officers and directors as a group.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)(3)	Percent of Common Stock (4)

5% Stockholders
Wynnefield Capital Management LLC and related entities (5)	3,405,200	18.5%
Tocqueville Asset Management, L.P. (6)	1,656,180	9.0%
Paradigm Capital Management, Inc. (7)	1,426,292	7.7%

Directors and Named Executive Officers
Dan Almagor	436,757	2.4%
Carol E. Bramson (8)	413,485	2.2%
Marty Fogelman	77,464	*
David S. Hemendinger	57,780	*
Jason P. Macari	3,522,625	18.7%
William E. Mote, Jr.	—	—
Kenneth Price	—	—
Derial H. Sanders	69,464	*
Robert Stebenne (9)	214,138	1.2%
Richard Wenz	148,331	*
Stephen J. Zelkowicz	—	—
All directors and executive officers as a group (10 persons) (11)	4,882,264	25.2%

* Less than 1%

(1)          Unless otherwise noted, the business address of each named person is 1275 Park East Drive, Woonsocket, Rhode Island 02895.

(2)          Unless otherwise noted, each person named in the table has sole voting and investment power with regard to all shares beneficially owned, subject to applicable community property laws.

(3)          Includes the following number of shares that may be acquired through the vesting of restricted stock awards or stock options exercisable within 60 days of April 1, 2015 as follows:

Directors and Named Executive Officers	Options Exercisable/Stock Vesting

Mr. Almagor	140,000
Ms. Bramson	200,000
Mr. Fogelman	40,000
Mr. Hemendinger	36,169
Mr. Macari	365,142
Mr. Sanders	40,000
Mr. Stebenne	60,832
Mr. Wenz	40,000

(4)          The percentages shown are calculated based on 18,465,623 shares of common stock issued and outstanding on April 1, 2015.  In calculating the percentage of ownership, all shares of common stock that the identified person or group had the right to acquire within 60 days of April 1, 2015 are deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by that person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by any other person or group.

(5)          The information is as reported on Amendment No. 2 to Schedule 13D filed with the SEC on November 17, 2013.  The address for Wynnefield Capital Management, LLC and related entities is 450 Seventh Avenue, Suite 509, New York, NY 10123.  Of the shares indicated, 1,011,948 shares are beneficially owned by Wynnefield Partners Small Cap Value, L.P. (“Partners”), 1,519,966 shares are beneficially owned by Wynnefield Partners Small Cap Value, L.P. I (“Partners I”), 788,286 shares are beneficially owned by Wynnefield Small Cap Value Offshore Fund, Ltd. (“Fund”), and 85,000 shares are beneficially owned by Wynnefield Capital, Inc. Profit Sharing Plan (“Plan”).  Wynnefield Capital Management, LLC has an indirect beneficial interest in the shares held by Partners and Partners I.  Wynnefield Capital, Inc. has an indirect beneficial interest in the shares held by the Fund.  Mr. Nelson Obus may be deemed to hold an indirect beneficial interest in the shares held by Partners, Partners I, the Fund and the Plan because he is the co-managing member of Wynnefield Capital Management, LLC, a principal executive officer of Wynnefield Capital, Inc. (the investment manager of the Fund), and the portfolio manager of the Plan.  The inclusion of information in the Schedule 13D with respect to Mr. Obus shall not be considered an admission that he, for the purpose of Section 16(b) of the Exchange Act, is the beneficial owner of any shares in which he does not have a pecuniary interest.  Mr. Obus disclaims any beneficial ownership of the shares of common stock covered by the Schedule 13D.  Mr. Joshua Landes may be deemed to hold an indirect beneficial interest in the shares held by Partners, Partners I and the Fund because he is the co-managing member of Wynnefield Capital Management,

LLC and a principal executive officer of Wynnefield Capital, Inc. (the investment manager of the Fund).  The inclusion of information in the Schedule 13D with respect to Mr. Landes shall not be considered an admission that he, for the purpose of Section 16(b) of the Exchange Act, is the beneficial owner of any shares in which he does not have a pecuniary interest.  Mr. Landes disclaims any beneficial ownership of the shares of common stock covered by the Schedule 13D.

(6)          The information is as reported on Schedule 13G as filed with the SEC on January 30, 2015.  The address of Tocqueville Asset Management, LP is 40 West 57th Street, 19th Floor, New York, NY 10019.  Tocqueville Asset Management, L.P. has sole power to direct the disposition and voting of the shares indicated.

(7)         The information is as reported on Amendment No. 1 to Schedule 13G filed with the SEC on February 12, 2015.  The address of Paradigm Capital Management, Inc. is Nine Elk Street, Albany, NY 12207.  Paradigm Capital Management, Inc. has sole power to direct the disposition and voting of the shares indicated.

(8)          Of these shares, 109,087 shares are held indirectly through TBG Capital, LLC Defined Pension Plan and Trust and 134,037 shares are held indirectly through the Carol E. Bramson Trust & Howard Bramson Trust — Tenants in Common.

(9)         The shares are held indirectly through the Robert Stebenne Revocable Trust.

(10)   Includes an aggregate of 885,974 shares that may be acquired through the vesting of restricted stock awards or stock options exercisable within 60 days of April 1, 2015.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

Independence of Directors

In determining the independence of directors, our Board of Directors analyzes each director’s relationship with our company and our subsidiaries to determine whether our directors are independent under the applicable rules of the Nasdaq Stock Market and the SEC.  Our Board of Directors has determined that all of our current directors, except Ms. Bramson and Messrs. Macari and Stebenne, are “independent” within the meaning of the independence rules of the Nasdaq Stock Market and the SEC.

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

Item 14.   Principal Accounting Fees and Services

Our Audit Committee appointed McGladrey LLP (“McGladrey”), an independent registered public accounting firm, to audit the consolidated financial statements of our company for the fiscal year ending January 3, 2015.

Fees

The following table shows the aggregate fees paid or accrued for audit and other services provided for fiscal years 2014 and 2013:

	2014	2013

Audit Fees	$275,500	$258,500
Audit-Related Fees	—	6,150
Tax Fees	—	—
All Other Fees	24,837	—
Total Fees	$300,337	$264,650

Audit Fees were for professional services rendered for the audit of our annual consolidated financial statements and review of consolidated financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by McGladrey in connection with statutory and regulatory filings or engagements.

Audit-Related Fees in 2013 related to a consent in conjunction with a Form S-8 filing.

All Other Fees in 2014 related to review of registration statement and consent in conjunction with a Form S-3 filing.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 1st day of May 2015.

SUMMER INFANT, INC.

By:	/s/ William E. Mote, Jr.
William E. Mote, Jr.
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.