Form 10-Q
period 2015-04-04
Summer Infant, Inc.
filed 2015-05-07
CIK 1314772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 4, 2015

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

As of May 1, 2015, there were 18,205,160 shares outstanding of the registrant’s Common Stock, $0.0001 par value per share.

Summer Infant, Inc.

Form 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.      Condensed Consolidated Financial Statements (unaudited).

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

Note that all amounts presented in the table below are in thousands of U.S. dollars, except share amounts and par value amounts.

	Unaudited
	April 4, 2015	January 3, 2015
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$1,589	$1,272
Trade receivables, net of allowance for doubtful accounts	41,086	38,794
Inventory, net	43,628	44,010
Prepaid and other current assets	2,853	2,076
Deferred tax assets	1,194	1,194
TOTAL CURRENT ASSETS	$90,350	$87,346
Property and equipment, net	12,569	13,080
Other intangible assets, net	20,616	20,679
Other assets	1,376	1,362
TOTAL ASSETS	$124,911	$122,467

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$27,359	$21,878
Accrued expenses	8,745	8,628
Current portion of long term debt (including capital leases)	1,611	1,641
TOTAL CURRENT LIABILITIES	$37,715	$32,147
Long-term debt, less current portion	54,656	57,097
Other liabilities	2,905	2,994
Deferred tax liabilities	2,401	2,378
TOTAL LIABILITIES	$97,677	$94,616

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.0001 par value, 1,000,000 authorized, none issued or outstanding at April 4, 2015 and January 3, 2015, respectively	—	—
Common Stock $0.0001 par value, authorized, issued and outstanding of 49,000,000, 18,476,809, and 18,205,160 at April 4, 2015 and 49,000,000, 18,415,934, and 18,144,285 at January 3, 2015, respectively	2	2
Treasury Stock at cost (271,649 shares at April 4, 2015 and January 3, 2015, respectively)	(1,283)	(1,283)
Additional paid-in capital	75,174	74,954
Accumulated deficit	(44,654)	(44,412)
Accumulated other comprehensive loss	(2,005)	(1,410)
TOTAL STOCKHOLDERS’ EQUITY	$27,234	$27,851
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$124,911	$122,467

See notes to condensed consolidated financial statements.

 Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

Note that all amounts presented in the table below are in thousands of U.S. dollars, except share and per share amounts.

	Unaudited
	For the Three Months Ended
	April 4, 2015	March 31, 2014
Net sales	$53,013	$50,814
Cost of goods sold	36,038	34,365
Gross profit	$16,975	$16,449
General and administrative expenses	10,310	9,492
Selling expense	4,868	4,412
Depreciation and amortization	1,334	1,393
Operating income	$463	$1,152
Interest expense, net	846	867
(Loss) Income before income taxes	$(383)	$285
(Benefit) provision for income taxes	(141)	96
NET (LOSS) INCOME	$(242)	$189
Net (loss) income per share:
BASIC	$(0.01)	$0.01
DILUTED	$(0.01)	$0.01
Weighted average shares outstanding:
BASIC	18,178,196	17,987,969
DILUTED	18,178,196	17,999,163

See notes to condensed consolidated financial statements.

 Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive  Income (Loss)

Note that all amounts presented in the table below are in thousands of U.S. dollars.

	Unaudited
	For The Three Months Ended
	April 4, 2015	March 31, 2014
Net (loss) income	$(242)	$189
Other comprehensive loss:
Changes in foreign currency translation adjustments	(595)	(259)

Comprehensive loss	$(837)	$(70)

See notes to condensed consolidated financial statements.

 Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Note that all amounts presented in the table below are in thousands of U.S. dollars.

	Unaudited
	For The Three Months Ended
	April 4, 2015	March 31, 2014
Cash flows from operating activities:
Net (loss) income	$(242)	$189
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,297	1,393
Stock-based compensation expense	174	254
Changes in assets and liabilities:
Increase in trade receivables	(2,014)	(2,388)
Decrease in inventory	686	4,576
(Increase) decrease in prepaid and other assets	(751)	90
Increase (decrease) in accounts payable and accrued expenses	5,335	(1,927)
Net cash provided by operating activities	$4,485	$2,187
Cash flows from investing activities:
Acquisitions of other intangible assets	(207)	(220)
Acquisitions of property and equipment	(508)	(328)
Net cash used in investing activities	$(715)	$(548)
Cash flows from financing activities:
Issuance of common stock upon exercise of options	46
Net repayment on financing arrangements	(2,471)	(255)
Net cash used in financing activities	$(2,425)	$(255)
Effect of exchange rate changes on cash and cash equivalents	(1,028)	(310)
Net increase in cash and cash equivalents	$317	$1,073
Cash and cash equivalents, beginning of period	1,272	1,573
Cash and cash equivalents, end of period	$1,589	$2,646
Supplemental disclosure of cash flow information:
Cash paid for interest	$751	$596
Cash paid for income taxes	$236	$—

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

Basis of Presentation and Principles of Consolidation

The accompanying interim, condensed consolidated financial statements of the Company are unaudited, but in the opinion of management, reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results for the interim periods. Accordingly, they do not include all information and notes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. The results of operations for interim periods are not necessarily indicative of results to be expected for the entire fiscal year or any other period. The balance sheet at January 3, 2015 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes for the year ended January 3, 2015 included in its Annual Report on Form 10-K filed with the SEC on March 4, 2015.

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

Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon adoption and in subsequent periods. As of April 4, 2015 and January 3, 2015, the Company did not have any uncertain tax positions. No interest and penalties related to uncertain tax positions were accrued at April 4, 2015 and January 3, 2015

Use of Estimates

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued new accounting guidance related to revenue recognition. This guidance was proposed to be effective for reporting periods beginning after December 15, 2016, however in April 2015, the FASB proposed that this guidance be delayed until reporting periods beginning after December 15, 2017.  The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements.

2.                                      DEBT

Credit Facilities

On February 28, 2013, the Company, along with its subsidiary, Summer Infant (USA), Inc., entered into a new loan and security agreement with Bank of America, N.A. to provide an $80,000, asset-based revolving credit facility (as subsequently amended on November 8, 2013, the “BofA Agreement”). In conjunction with its entry into the BofA Agreement, the Company also entered into a term loan agreement with Salus Capital Partners, which is described below under “Term Loan.”  On April 21, 2015, the Company amended and restated the BofA Agreement. See Note 7, Subsequent Events.

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

The scheduled maturity date of loans under the BofA Agreement is February 28, 2018, subject to customary early termination provisions. All obligations under the BofA Agreement are secured by substantially all of the Company’s assets, subject to a first priority lien on certain assets held by the lender of the Term Loan as described below. In addition, Summer Infant Canada Limited and Summer Infant Europe Limited, the Company’s subsidiaries, are guarantors under the BofA Agreement. Proceeds from the loans under the BofA Agreement were used to satisfy existing debt, pay fees and transaction expenses associated with the closing of the BofA Agreement, pay obligations under the prior BofA Agreement, and were used to make payments on the Term Loan and for other general corporate purposes, including working capital.

Loans under the BofA Agreement bear interest, at the Company’s option, at a base rate or at LIBOR, plus applicable margins based on average quarterly availability under the BofA Agreement and ranging between 1.75% and 2.25% on LIBOR borrowings and 0.25% and 0.75% on base rate borrowings. Interest payments are due monthly, payable in arrears. The Company is also required to pay an annual non-use fee of 0.375% of the unused amounts under the BofA Agreement, as well as other customary fees as are set forth in the BofA Agreement. As of April 4, 2015, the base rate on loans was 4.0% and the LIBOR rate was 2.5%.

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

On November 8, 2013, the Company entered into an amendment to the BofA Agreement (the “BofA Amendment”). The BofA Amendment amended the financial covenants in the BofA Agreement to provide that (i) the Company was no longer required to comply with the prior minimum Bank EBITDA covenants for any period ending after September 30, 2013 and (ii) the Company must maintain a trailing twelve month fixed charge coverage ratio of at least 1.0 to 1.0, tested on a monthly basis, from and after September 30, 2013. On December 12, 2014, the BofA agreement was further amended to reflect the Company’s change in fiscal year.

The BofA Agreement contains customary affirmative and negative covenants. Among other restrictions, the Company is restricted in its ability to incur additional debt, make acquisitions or investments, dispose of assets, or make distributions unless in each case certain conditions are satisfied. The BofA Agreement also contains customary events of default, including a cross default with the Term Loan, the occurrence of a material adverse event and the occurrence of a change of control. In the event of a default, all of the Company’s obligations and the obligations of its subsidiaries under the BofA Agreement may be declared immediately due and payable. For certain events of default relating to insolvency and receivership, all outstanding obligations would become due and payable.

The amount outstanding on the BofA Agreement at April 4, 2015 was $43,737. Total borrowing capacity under the BofA Agreement at April 4, 2015 was $55,642 and borrowing availability was $11,905.

Term Loan

On February 28, 2013, the Company, along with its subsidiary, Summer Infant (USA), Inc., as borrowers, entered into a term-loan agreement (as subsequently amended on November 8, 2013, the “Term Loan Agreement”) with Salus Capital Partners, LLC for a $15,000 term-loan (as subsequently amended, the “Term Loan”).  On April 21, 2015, the Company repaid the Term Loan in full in connection with the amendment and restatement of the BofA Agreement.  See Note 7. Subsequent Events.

Proceeds from the Term Loan were used to repay certain existing debt, and to finance the acquisition of working capital assets in the ordinary course of business, capital expenditures, and for other general corporate purposes. The Term Loan is secured by certain of the Company’s assets, including a first priority lien on intellectual property, plant, property and equipment, and a pledge of 65% of the ownership interests in certain of the Company’s subsidiaries. The Term Loan matures on February 28, 2018. In addition, Summer Infant Canada Limited and Summer Infant Europe Limited, the Company’s subsidiaries, are guarantors under the Term Loan Agreement.

The principal of the Term Loan is being repaid, on a quarterly basis, in installments of $375, commencing with the quarter ending September 30, 2013, until paid in full on termination. The Term Loan bears interest at an annual rate equal to LIBOR, plus 10%, with a LIBOR floor of 1.25%. Interest payments are due monthly, in arrears. As of April 4, 2015, the interest rate on the Term Loan was 11.25%.

The Term Loan Agreement contains customary affirmative and negative covenants substantially the same as the BofA Agreement described above. In addition, prior to the execution of an amendment to the Term Loan Agreement on November 8, 2013, the Company was required to comply with certain financial covenants, including that the Company (i) meet the same minimum, monthly consolidated Bank EBITDA as set forth in the BofA Agreement and (ii) initially maintain a monthly senior leverage ratio of 1:1. For periods after February 28, 2014, the senior leverage ratio will be based on an annual business plan to be approved by the Company’s Board of Directors and will be tested monthly on a trailing twelve month basis. For purposes of the financial covenants in the Term Loan Agreement, the senior leverage ratio was defined as the ratio of (1) all amounts outstanding under the Term Loan Agreement and the BofA Agreement to (2) consolidated Bank EBITDA for the twelve-month period ending as of the last day of the most recently ended fiscal month. The Term Loan Agreement also contains events of default, including a cross default with the BofA Agreement, the occurrence of a material adverse event, the occurrence of a change of control, and the recall of products having a value of $2,000 or more. In the event of a default, all of the Company’s obligations and the obligations of its subsidiaries under the Term Loan Agreement may be declared immediately due and payable. For certain events of default relating to insolvency and receivership, all outstanding obligations would become due and payable.

On November 8, 2013, the Company entered into an amendment to the Term Loan Agreement (the “Term Loan Amendment”). The Term Loan Amendment amended the financial covenants in the Term Loan Agreement to provide that (i) the Company is no longer required to comply with the minimum Bank EBITDA covenants for any period ending after September 30, 2013, (ii) the Company must maintain a trailing twelve month fixed charge coverage ratio of at least 1.0 to1.0, tested on a monthly basis, from and after September 30, 2013, and (iii) commencing February 28, 2014, the Company maintain a trailing twelve month senior leverage ratio, tested on a monthly basis of (a) no more than 6.0 to 1.0 for the periods ending on or before June 30, 2014, (b) no more than 5.5 to 1.0 for periods ending July 1, 2014 through September 30, 2014, and (c) no more than 5.0 to 1.0 for periods following September 30, 2014. On December 31, 2014, the Term Loan agreement was further amended to reflect the Company’s change in fiscal year.

The amount outstanding on the Term Loan at April 4, 2015 was $12,375.

Aggregate maturities of bank debt related to the BofA credit facility and Term Loan are as follows:

Fiscal Year ending:
2015	$1,125
2016	$1,500
2017	$1,500
2018	$51,987
Total	$56,112

3.                                      INTANGIBLE ASSETS

Intangible assets consisted of the following:

	April 4,	January 3,
	2015	2015

Brand names	$14,812	$14,812
Patents and licenses	3,812	3,605
Customer relationships	6,946	6,946
Other intangibles	1,882	1,882
	$27,452	$27,245
Less: Accumulated amortization	(6,836)	(6,566)
Intangible assets, net	$20,616	$20,679

The amortization period for the majority of the intangible assets ranges from 5 to 20 years for those assets that have an estimated life; certain of the assets have indefinite lives (brand names). Total of intangibles not subject to amortization amounted to $12,308 at April 4, 2015 and January 3, 2015.

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

Under the 2006 Plan and 2012 Plan, awards may be granted to participants in the form of non-qualified stock options, incentive stock options, restricted stock, deferred stock, restricted stock units and other stock-based awards. Subject to the provisions of the plans, awards may be granted to employees, officers, directors, advisors and consultants who are deemed to have rendered or are able to render significant services to the Company or its subsidiaries and who are deemed to have contributed or to have the potential to contribute to the Company’s success. The Company accounts for options under the fair value recognition standard. The application of this standard resulted in share-based compensation expense for the three months ended April 4, 2015 and March 31, 2014 of $174 and $254, respectively. Stock based compensation expense is included in selling, general and administrative expenses.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the table below. The Company uses the simplified method to estimate the expected term of the options, but used an estimate for grants of “plain vanilla” stock options based on a formula prescribed by the Securities and Exchange Commission. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Share-based compensation expense recognized in the consolidated financial statements in 2015 and 2014 is based on awards that are ultimately expected to vest.

As of April 4, 2015, there were 2,154,115 stock options outstanding and 311,124 unvested restricted shares outstanding.

During the three months ended April 4, 2015, the Company granted 455,750 stock options and granted 111,500 shares of restricted stock, respectively. The following table summarizes the weighted average assumptions used for stock options granted during the quarters ended April 4, 2015 and March 31, 2014.

	2015	2014
Expected life (in years)	5.3	6.0
Risk-free interest rate	1.66%	1.73%
Volatility	62.6%	62.7%
Dividend yield	0%	0%
Forfeiture rate	10.9%	12.9%

As of April 4, 2015, there are 237,494 shares available to grant under the 2006 Plan and 73,125 shares available to grant under the 2012 Plan.

6.                                      WEIGHTED AVERAGE COMMON SHARES

Basic and diluted earnings or loss per share (“EPS”) is based upon the weighted average number of common shares outstanding during the period.  The Company does not include the anti-dilutive effect of common stock equivalents, including stock options, in computing net income (loss) per diluted common share. The computation of diluted common shares for the three months ended April 4, 2015 excluded 2,154,115 stock options and 311,124 shares of restricted stock outstanding. The computation of diluted common shares for the three months ended March 31, 2014 excluded 1,833,930 stock options and 345,417 of restricted stock outstanding.

7.                                      SUBSEQUENT EVENTS

Amended and Restated Loan and Security Agreement

On April 21, 2015,the Company and its wholly owned subsidiary, Summer Infant (USA), Inc., entered into an amended and restated loan and security agreement (the “Amended Loan Agreement”) with Bank of America, N.A., as agent, certain financial institutions party to the agreement from time to time as lenders, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sole lead arranger and sole book runner.  The Amended Loan Agreement replaces the existing credit facility with Bank of America.

The senior secured credit facilities under the Amended Loan Agreement consist of a $60,000 asset-based revolving credit facility, with a $10,000 letter of credit sub-line facility (the “Revolving Facility”), a $5,000 “first in last out” (FILO) revolving credit facility (the “FILO Facility”) and a $10,000 term loan facility (the “Term Loan Facility”).  Pursuant to an accordion feature, the Amended Loan Agreement includes the ability to increase the Revolving Facility by an additional $15,000 upon the Company’s request and the agreement of the lenders participating in the increase.  The total borrowing capacity under the Revolving Facility is based on a borrowing base, generally defined as 85% of the value of eligible accounts plus the lesser of (i) 70% of the value of eligible inventory or (ii) 85% of the net orderly liquidation value of eligible inventory, less reserves.  The total borrowing capacity under the FILO Facility is based on a borrowing base, generally defined as a specified percentage of the value of eligible accounts that steps down over time, plus a specified percentage of the value of eligible inventory that steps down over time.

The scheduled maturity date of the loans under the Revolving Facility and the Term Loan Facility is April 21, 2020, and loans under the FILO Facility terminate April 21, 2018, subject in each case to customary early termination provisions.  Any termination of the Revolving Facility would require termination of the Term Loan Facility and the FILO Facility.

All obligations under the Amended Loan Agreement are secured by substantially all of the Company’s assets. In addition, Summer Infant Canada Limited and Summer Infant Europe Limited, its subsidiaries, are guarantors under the Amended Loan Agreement.  Proceeds from the loans were used to (i) repay the Company’s outstanding Term Loan, (ii) pay fees and transaction expenses associated with the closing of the Amended Loan Agreement, (iii) pay obligations under the Amended Loan Agreement, and (iv) pay for lawful corporate purposes, including working capital.

Borrowings under the Revolving Facility will bear interest, at the Company’s option, at a base rate or at LIBOR, plus applicable margins based on average quarterly availability under the Amended Loan Agreement and ranging between 1.75% and 2.25% on LIBOR borrowings and 0.25% and 0.75% on base rate borrowings.  Loans under the FILO Facility and Term Loan Facility will bear interest, at the Company’s option, at a base rate or at LIBOR, plus a margin of 4.00% on LIBOR borrowings and 2.50% on base rate borrowings.  The Company is also required to pay an annual non-use fee of 0.375% on unused amounts under the Revolving Facility and other customary fees as are set forth in the Amended Loan Agreement.  Beginning on July 1, 2015, the Company is required to repay the Term Loan in quarterly installments of $500.  Beginning with the fiscal year ending January 2, 2016, the Company is required to prepay the Term Loan in an amount equal to 50% of the Company’s “excess cash flow,” as such term is defined in the Amended Loan Agreement, at the end of each fiscal year.

Under the Amended Loan Agreement, the Company must comply with certain financial covenants, including that the Company (i) maintain a fixed charge coverage ratio of at least 1.0 to 1.0 for the twelve consecutive fiscal months most recently ended and (ii) beginning with the quarter ending July 4, 2015, maintain a certain leverage ratio for each fiscal quarter.  For purposes of the financial covenants, consolidated EBITDA is defined as net income before interest, taxes, depreciation and amortization, plus certain customary expenses, fees, non-cash charges and up to $2,000 of specified inventory dispositions, and minus certain customary non-cash items increasing net income and other specified items.

The Amended Loan Agreement contains customary affirmative and negative covenants.  Among other restrictions, the Company is restricted in its ability to incur additional debt, make acquisitions or investments, dispose of assets, or make distributions unless in each case certain conditions are satisfied.  The Amended Loan Agreement also contains customary events of default, including the occurrence of a material adverse event and the occurrence of a change of control.  In the event of a default, all of the Company’s obligations under the Amended Loan Agreement may be declared immediately due and payable.  For certain events of default relating to insolvency and receivership, all outstanding obligations immediately become due and payable.

ITEM 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking information and statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All forward-looking statements included in this document are based on information available to us on the date hereof. It is important to note that our actual results could differ materially from those projected in such forward-looking statements contained in this Quarterly Report on Form 10-Q. These forward-looking statements include statements concerning our expectations regarding our business strategy and future growth and profitability; our ability to deliver high quality, innovative products to the marketplace; our ability to maintain and build upon our existing customer and supplier relationships; our ability to build awareness of our core brands; and our ability to realize savings from our amended credit facility. These statements are based on current expectations that involve numerous risks and uncertainties.  These risks and uncertainties include the concentration of our business with retail customers; the financial status of our customers and their ability to pay us in a timely manner; our ability to introduce new products or improve existing products that satisfy consumer preferences; our ability to develop new or improved products in a timely and cost-efficient manner; our ability to compete with larger and more financially stable companies in our markets; our ability to comply with financial and other covenants in our debt agreements; our dependence on key personnel; our reliance on foreign suppliers and potential disruption in foreign markets in which we operate; increases in the cost of raw materials used to manufacture our products; compliance with safety and testing regulations for our products; product liability claims arising from use of our products; unanticipated tax liabilities; an impairment of other intangible assets; and other risks as detailed in our Annual Report on Form 10-K for the year ended January 3, 2015  and subsequent filings with the Securities and Exchange Commission. All these matters are difficult or impossible to predict accurately, many of which may be beyond our control. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate.

The following discussion is intended to assist in the assessment of significant changes and trends related to the results of operations and financial condition of our Company and our consolidated subsidiaries.  This Management’s Discussion and Analysis should be read together with the unaudited interim condensed consolidated financial statements and related notes included elsewhere in this filing and with our consolidated financial statements for the year ended January 3, 2015 included in our Annual Report on Form 10-K for the year ended January 3, 2015.

Note that all dollar amounts in this section are in thousands of U.S. dollars, except share and per share data.

In 2014, our Board of Directors approved a change in our fiscal year, from a fiscal year ending on December 31 of each calendar year to a fiscal year ending on the Saturday closest to December 31 of each calendar year. This change was effective with the 2014 fiscal year. The following discussions compare the unaudited periods of the first quarter of 2015 ended April 4, 2015 to our fiscal 2014 first quarter ended March 31, 2014. As a result of the change in our fiscal year end, the quarterly periods of our newly adopted fiscal year do not entirely coincide with the historical quarterly periods that we had previously reported. We believe the comparative information provided for the three-month period ended March 31, 2014 provides a meaningful comparison to the three-month period ended April 4, 2015 and there are no factors, seasonal or otherwise, that materially impact the comparability of information or trends.

Overview

We are a premier infant and juvenile products company originally founded in 1985 and have publicly traded on the Nasdaq Stock Market since 2007 under the symbol “SUMR.” We create branded juvenile safety and infant care products (targeted for ages 0-3 years) that are intended to deliver a diverse range of parenting solutions to families. We focus on providing innovative products to meet the lifestyle and demands of families who seek more opportunities to connect with their children.

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

We entered fiscal 2015 with a continued focus on innovation, increasing awareness of our brands and maintaining and growing our existing relationships with our customers and suppliers.  We also appointed Robert Stebenne as President and COO in March 2015.  Net sales for the first quarter of 2015 increased 4.3% from the first quarter of 2014.  The increase was driven by sales of products in our core business, as we continued our transition away from lower margin licensed products.  Gross margin was also negatively impacted by the unfavorable effect of currency exchange rates on Canadian sales.  G&A expenses remained elevated in the first quarter of 2015 due to additional costs associated with the port slowdown, employee terminations, and investment in marketing and new product development.  As a result, we ended the quarter with a net loss of $0.01 per share.

In April 2015, we successfully refinanced our existing credit facility with Bank of America, as further described below under “Liquidity and Capital Resources.”  The new facility includes a $60 million Revolving Credit Facility, a $5 million “first in last out” (FILO) Facility and $10 million Term Loan Facility, replacing the $80 million revolving credit facility and $15 million term loan in place since February 2013.  The Revolving Credit Facility provides incremental availability of an additional $15 million through an accordion feature.  We incurred cash expenses of approximately $1.1 million in connection with the refinancing. The refinancing is expected to result in lower administrative costs and savings in interest expense as compared to the existing credit facility and term loan.  As we continue to improve our balance sheet and improve working capital, in the next two quarters we will look at ways to reduce excess inventory, including selling inventory at below cost, which may negatively impact our income statement and depress margins during those periods.

Summary of Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates during the three months ended April 4, 2015 from our critical accounting policies and estimates disclosed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended January 3, 2015.

Results of Operations

	For the Three Months Ended
	(Unaudited)
	April 4, 2015	March 31, 2014
Net sales	$53,013	$50,814
Cost of goods sold	36,038	34,365
Gross profit	$16,975	$16,449

General and administrative expense	10,310	9,492
Selling expense	4,868	4,412
Depreciation and amortization	1,334	1,393
Operating income	$463	$1,152
Interest expense, net	846	867
(Loss) income before income taxes	$(383)	$285

(Benefit) provision for income taxes	(141)	96
Net (loss) income	$(242)	$189

First Quarter Fiscal 2015 ( Ended April 4, 2015) Compared with First Quarter Fiscal 2014 (Ended March 31, 2014)

Net sales increased 4.3% from approximately $50,814 for the first quarter of 2014 to approximately $53,013 for the first quarter of 2015. The increase was primarily attributable to growth in our core branded business, namely our  Summer®, SwaddleMe®, and BornFree® branded products, particularly sales of our 3D Lite™ Convenience Strollers, Pop ‘n Play Portable Playards as well as gate and bath products. Excluding $5.3 million and $1.6 million of sales related to non-core business in licensed, private label, and furniture sales in fiscal 2014 and 2015, respectively, our core branded sales increased by 12.9%.

Gross profit increased 3.2% from $16,449 for the first quarter of 2014 to $16,975 for the first quarter of 2015. Gross margin as a percent of net sales decreased from 32.4% in the first quarter of 2014 to 32.0% for the first quarter of 2015. The increase in gross profit dollars was attributable to higher sales volume. The decline in the gross margin percent was primarily due to $339 unfavorable effect due to the decline in the value of the Canadian dollar and by $300 in losses on the sale of $1,200 of inventory below cost. Excluding the impact of the above charges that did not occur in the first quarter of 2014, gross margin as a percent of net sales for the first quarter of 2015 would have been 33.3%.

General and administrative expenses increased 8.6% from $9,492 for the first quarter of 2014 to $10,310 for the first quarter of 2015.  The increase in general and administrative expenses was attributable to additional costs incurred in the first quarter of 2015 to manage operations during the recent west coast port slowdown, as well as legal costs incurred in connection with an employee termination, and ongoing investments in marketing and new product development. General and administrative expenses increased as a percent of sales from 18.7% for 2014 first quarter to 19.4% for the 2015 first quarter. Excluding one-time charges associated with our leadership change and other restructuring costs in the first quarter of 2014 of $747, general and administrative expenses as a percent of sales increased by 17.9% in the first quarter of 2015. The increase is primarily attributable to additional costs in two primary areas: (i) unusual items: the west coast port slowdown and an employee termination and dispute; and (ii) future growth in the area of new product development and period costs associated with upcoming new product launches.

Selling expenses increased 10.3% from $4,412 for the first quarter of 2014 to $4,868 for the first quarter of 2015. Selling expenses increased as a percent of net sales from 8.7% for the first quarter of 2014 to 9.2% for the first quarter of 2015. This increase in selling expense was partially affected by higher cooperative advertisement costs on higher sales volume. In addition, selling expense included a period charge with one of our major retailer relationships. The increase as a percent of net sales was attributable to higher sales with certain customers that receive higher levels of cooperative advertising support.

Depreciation and amortization decreased 4.2% from $1,393 in the 2014 first quarter to $1,334 for the 2015 first quarter. The decrease in depreciation is attributable to a reduction in capital investment as a result of disciplined capital expenditure management.

Interest expense decreased 2.4% from $867 in the first quarter of 2014 to $846 for the first quarter of 2015. Interest expense decreased as a result of lower average interest rates offset by higher debt balances on a year-over-year basis.

For the first quarter of 2014, we recorded a $96 provision for income taxes on $285 of pretax income, reflecting an estimated 33.7% tax rate for the quarter. For the first quarter of 2015, we recorded a $141 benefit for income taxes on $383 of pretax loss for the fiscal quarter, reflecting an estimated 36.8% tax rate for the quarter. The increase in tax rate for fiscal 2015 is attributable to the decrease in forecasted income in foreign jurisdictions with low or zero tax rates.

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

For the three months ended April 4, 2015, net cash provided by operating activities totaled $4,485. For the three months ended March 31, 2014, net cash provided by operating activities totaled $2,187. The increase in net cash relating to operating activities in 2015 compared to 2014 is primarily attributable to improved inventory and vendor management.

For the three months ended April 4, 2015, net cash used in investing activities was approximately $715. For the three months ended March 31, 2014, net cash used in investing activities was $548. The increase in net cash used in investing activities was primarily attributable to an increase in the acquisition of molds and tooling for new product introductions later this year.

Net cash used in financing activities was approximately $2,425 and $255 for the three months ended April 4, 2015 and March 31, 2014, respectively, and reflected the pay down of our credit facilities.

Based primarily on the above factors, net cash increased for the three months ending April 4, 2015 by $317, resulting in a cash balance of approximately $1,589 at April 4, 2015.

Capital Resources

In addition to operating cash flow, we also rely on our asset-based revolving credit facility with Bank of America, N.A. to meet our financing requirements, which are subject to changes in our inventory and account receivable levels. We regularly evaluate market conditions, our liquidity profile, and various financing alternatives for opportunities to enhance our capital structure. If market conditions are favorable, we may refinance our existing debt or issue additional securities, and did so in April 2015, as discussed below. Based on past performance and current expectations, we believe that our anticipated cash flow from operations and availability under our existing credit facility are sufficient to fund our working capital, capital expenditures and debt service requirements for at least the next 12 months.

However, if we are unable to meet our current financial forecast and cannot raise additional funds or adjust our operations accordingly, we may not remain in compliance with the financial covenants required under our credit facility. Unforeseen circumstances, such as softness in the retail industry or deterioration in the business of a significant customer, could create a situation where we cannot access all of our available lines of credit due to not having sufficient assets or fixed charge coverage ratio as required under our credit facility. There is no assurance that we will meet all of our financial or other covenants in the future, or that our lenders will grant waivers if there are covenant violations. In addition, should we need to raise additional funds through additional debt or equity financings, any sale of additional debt or equity securities may cause dilution to existing stockholders. If sufficient funds are not available or are not available on acceptable terms, our ability to address any unexpected changes in our operations could be limited. Furthermore, there can be no assurance that we will be able to raise such funds if and when they are required. Failure to obtain future funding when needed or on acceptable terms could materially adversely affect our results of operations.

Credit Facility

The following is a summary of our credit facility in place at the end of the first quarter of 2015. Additional information about the credit facility may be found in Note 2 to our condensed consolidated financial statements included in this report.  On April 21, 2015, we amended and restated our credit facility as further discussed below.

On February 28, 2013, we, along with our subsidiary, Summer Infant (USA), Inc., entered into a new loan and security agreement with Bank of America, N.A. to provide an $80,000, asset-based revolving credit facility (as subsequently amended, the “BofA Agreement”). In conjunction with our entry into the BofA Agreement in 2013, we also entered into a term loan agreement with Salus Capital Partners, which is described below under the heading “Term Loan.”

The BofA Agreement provides for an $80,000, asset-based revolving credit facility, with a $10,000 letter of credit sub-line facility. The total borrowing capacity is based on a borrowing base, which is defined as 85% of our eligible accounts receivable plus the lesser of (i) 70% of the value of eligible inventory or (ii) 85% of the net orderly liquidation value of eligible inventory, less reserves. The scheduled maturity date of loans under the BofA Agreement is February 28, 2018, subject to customary early termination provisions. All obligations under the BofA Agreement are secured by substantially all of our assets, subject to a first priority lien on certain assets held by the Term Loan lender described below. In addition, Summer Infant Canada Limited and Summer Infant Europe Limited, our subsidiaries, are guarantors under the BofA Agreement. Loans under the BofA Agreement bear interest, at our option, at a base rate or at LIBOR, plus applicable margins based on average quarterly availability under the BofA Agreement and ranging between 1.75% and 2.25% on LIBOR borrowings and 0.25% and 0.75% on base rate borrowings. Interest payments are due monthly, payable in arrears. We are also required to pay an annual non-use fee of 0.375% of the unused amounts under the BofA Agreement, as well as other customary fees as are set forth in the BofA Agreement. As of April 4, 2015, the base rate on loans was 4.0% and the LIBOR rate was 2.5%.

Under the BofA Agreement, we are required to comply with certain financial covenants. We are required to maintain a trailing twelve month fixed charge coverage ratio of at least 1.0 to 1.0, tested on a monthly basis. The amount outstanding on the BofA Agreement at April 4, 2015 was $43,737. Total borrowing capacity under the BofA Agreement at April 4, 2015 was $55,642 and borrowing availability was $11,905. We were in compliance with the financial covenants under the BofA Agreement as of April 4, 2015.

Term Loan

On February 28, 2013, we, along with our subsidiary, Summer Infant (USA), Inc., as borrowers, entered into a term loan agreement (as subsequently amended, the “Term Loan Agreement”) with Salus Capital Partners, LLC for a $15,000 term-loan (as subsequently amended, the “Term Loan”).  Additional information about the credit facility may be found in Note 2 to our consolidated financial statements included in this report.  On April 21, 2015, we repaid the Term Loan in full in connection with our amendment and restatement of our credit facility, as further discussed below.The Term Loan is secured by certain of our assets, including a first priority lien on intellectual property, plant, property and equipment, and a pledge of 65% of the ownership interests in certain of our subsidiaries. The Term Loan matures on February 28, 2018. In addition, Summer Infant Canada Limited and Summer Infant Europe Limited, our subsidiaries, are guarantors under the Term Loan Agreement.

The principal of the Term Loan is being repaid, on a quarterly basis, in installments of $375, commencing with the quarter ending September 30, 2013, until paid in full on termination. The Term Loan bears interest at an annual rate equal to LIBOR, plus 10%, with a LIBOR floor of 1.25%. Interest payments are due monthly, in arrears. As of April 4, 2015, the interest rate on the Term Loan was 11.25%.The Term Loan Agreement contains customary affirmative and negative covenants substantially the same as the

BofA Agreement described above. In addition, we are required to maintain a trailing twelve month senior leverage ratio of 1:1, tested on a monthly basis of no more than 5.0 to 1.0. The amount outstanding on the Term Loan at April 4, 2015 was $12,375. We were in compliance with the financial covenants under the Term Loan Agreement as of April 4, 2015.

Amended and Restated Loan and Security Agreement

On April 21, 2015,we and our wholly owned subsidiary, Summer Infant (USA), Inc., entered into an amended and restated loan and security agreement (the “Amended Loan Agreement”) with Bank of America, N.A., as agent, certain financial institutions party to the agreement from time to time as lenders, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sole lead arranger and sole book runner.  The Amended Loan Agreement replaces the our existing credit facility with Bank of America.

The senior secured credit facilities under the Amended Loan Agreement consist of a $60 million asset-based revolving credit facility, with a $10 million letter of credit sub-line facility (the “Revolving Facility”), a $5 million “first in last out” (FILO) revolving credit facility (the “FILO Facility”) and a $10 million term loan facility (the “Term Loan Facility”).  Pursuant to an accordion feature, the Amended Loan Agreement includes the ability to increase the Revolving Facility by an additional $15 million upon our request and the agreement of the lenders participating in the increase.  The total borrowing capacity under the Revolving Facility is based on a borrowing base, generally defined as 85% of the value of eligible accounts plus the lesser of (i) 70% of the value of eligible inventory or (ii) 85% of the net orderly liquidation value of eligible inventory, less reserves.  The total borrowing capacity under the FILO Facility is based on a borrowing base, generally defined as a specified percentage of the value of eligible accounts that steps down over time, plus a specified percentage of the value of eligible inventory that steps down over time.

The scheduled maturity date of the loans under the Revolving Facility and the Term Loan Facility is April 21, 2020, and loans under the FILO Facility terminate April 21, 2018, subject in each case to customary early termination provisions.  Any termination of the Revolving Facility would require termination of the Term Loan Facility and the FILO Facility.

All obligations under the Amended Loan Agreement are secured by substantially all of our assets. In addition, Summer Infant Canada Limited and Summer Infant Europe Limited, our subsidiaries, are guarantors under the Amended Loan Agreement.  Proceeds from the loans were used to (i) repay our outstanding Term Loan, (ii) pay fees and transaction expenses associated with the closing of the Amended Loan Agreement, (iii) pay obligations under the Amended Loan Agreement, and (iv) pay for lawful corporate purposes, including working capital.

Borrowings under the Revolving Facility will bear interest, at our option, at a base rate or at LIBOR, plus applicable margins based on average quarterly availability under the Amended Loan Agreement and ranging between 1.75% and 2.25% on LIBOR borrowings and 0.25% and 0.75% on base rate borrowings.  Loans under the FILO Facility and Term Loan Facility will bear interest, at our option, at a base rate or at LIBOR, plus a margin of 4.00% on LIBOR borrowings and 2.50% on base rate borrowings.  We are also required to pay an annual non-use fee of 0.375% on unused amounts under the Revolving Facility and other customary fees as are set forth in the Amended Loan Agreement.  Beginning on July 1, 2015, we are required to repay the Term Loan in quarterly installments of $500,000.  Beginning with the fiscal year ending January 2, 2016, we are required to prepay the term loan in an amount equal to 50% of our “excess cash flow,” as such term is defined in the Amended Loan Agreement, at the end of each fiscal year.

Under the Amended Loan Agreement, we must comply with certain financial covenants, including that we (i) maintain a fixed charge coverage ratio of at least 1.0 to 1.0 for the twelve consecutive fiscal months most recently ended and (ii) beginning with the quarter ending July 4, 2015, maintain a certain leverage ratio for each fiscal quarter.  For purposes of the financial covenants, consolidated EBITDA is defined as net income before interest, taxes, depreciation and amortization, plus certain customary expenses, fees, non-cash charges and up to $2,000,000 of specified inventory dispositions, and minus certain customary non-cash items increasing net income and other specified items.

The Amended Loan Agreement contains customary affirmative and negative covenants.  Among other restrictions, we are restricted in our ability to incur additional debt, make acquisitions or investments, dispose of assets, or make distributions unless in each case certain conditions are satisfied.  The Amended Loan Agreement also contains customary events of default, including the occurrence of a material adverse event and the occurrence of a change of control.  In the event of a default, all of our obligations under the Amended Loan Agreement may be declared immediately due and payable.  For certain events of default relating to insolvency and receivership, all outstanding obligations immediately become due and payable.

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

ITEM 4.                        Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as of April 4, 2015.  Our principal executive officer and principal financial officer have concluded, based on this evaluation, that our controls and procedures were effective as of April 4, 2015.

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

ITEM 1A.               Risk Factors.

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended January 3, 2015.

ITEM 2.                        Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3.                        Defaults Upon Senior Securities.

None.

ITEM 4.                        Mine Safety Disclosures.

Not applicable.

ITEM 5.                        Other Information

In February 2015, we entered into a third amendment to our Term Loan Agreement with Salus Capital Partners, LLC.

ITEM 6.                        Exhibits.

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Summer Infant, Inc.

Date: May 7, 2015	By:	/s/ Robert Stebenne
Robert Stebenne
Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2015	By:	/s/ William E. Mote, Jr.
William E. Mote, Jr.
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Offer Letter and Change of Control Agreement by and between the Registrant and Robert Stebenne

10.2

Amendment No. 3 to Term Loan Agreement, dated February 26, 2015, among the Registrant and Summer Infant (USA), as Borrowers, Summer Infant Canada, Limited and Summer Infant Europe Limited, as Guarantors, the Lenders part of the Term Loan Agreement and Salus Capital Partners, LLC, as Agent.

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