Form 10-Q
period 2015-07-04
Summer Infant, Inc.
filed 2015-08-05
CIK 1314772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 4, 2015

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

As of August 1, 2015, there were 18,272,629 shares outstanding of the registrant’s Common Stock, $0.0001 par value per share.

Summer Infant, Inc.

Form 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.                        Condensed Consolidated Financial Statements (unaudited)

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

Note that all amounts presented in the table below are in thousands of U.S. dollars, except share and par value amounts.

	Unaudited
	July 4, 2015	January 3, 2015
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$1,485	$1,272
Trade receivables, net of allowance for doubtful accounts	40,401	38,794
Inventory, net	42,911	44,010
Prepaids and other current assets	2,482	2,076
Deferred tax assets	1,194	1,194
TOTAL CURRENT ASSETS	88,473	87,346
Property and equipment, net	11,975	13,080
Other intangible assets, net	20,607	20,679
Other assets	1,649	1,362
TOTAL ASSETS	$122,704	$122,467

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$30,444	$21,878
Accrued expenses	7,538	8,628
Current portion of long-term debt (including capital leases)	2,101	1,641
TOTAL CURRENT LIABILITIES	40,083	32,147
Long-term debt, less current portion	53,192	57,097
Other liabilities	2,817	2,994
Deferred tax liabilities	2,402	2,378
TOTAL LIABILITIES	98,494	94,616

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.0001 par value, 1,000,000 authorized, none issued or outstanding at July 4, 2015 and January 3, 2015, respectively	—	—
Common Stock $0.0001 par value, authorized, issued and outstanding of 49,000,000, 18,544,278, and 18,272,629 at July 4, 2015 and 49,000,000, 18,415,934, and 18,144,285 at January 3, 2015, respectively	2	2
Treasury Stock at cost (271,649 shares at July 4, 2015 and January 3, 2015)	(1,283)	(1,283)
Additional paid-in capital	75,420	74,954
Accumulated deficit	(48,127)	(44,412)
Accumulated other comprehensive loss	(1,802)	(1,410)
TOTAL STOCKHOLDERS’ EQUITY	24,210	27,851
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$122,704	$122,467

See notes to condensed consolidated financial statements

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

Note that all amounts presented in the table below are in thousands of U.S. dollars, except share and per share amounts.

	Unaudited		Unaudited
	For the three months ended		For the six months ended
	July 4, 2015	June 30, 2014	July 4, 2015	June 30, 2014

Net sales	$51,807	$52,556	$104,820	$103,370

Cost of goods sold	38,036	35,112	74,074	69,477

Gross profit	13,771	17,444	30,746	33,893

General & administrative expenses	11,972	9,904	22,282	19,396

Selling expenses	4,308	4,874	9,176	9,286

Depreciation and amortization	1,318	1,370	2,652	2,763

Operating (loss) income	(3,827)	1,296	(3,364)	2,448

Interest expense, net	1,318	834	2,164	1,701

(Loss) income before (benefit) provision for income taxes	(5,145)	462	(5,528)	747

(Benefit) provision for income taxes	(1,672)	147	(1,813)	243

Net (loss) income	$(3,473)	$315	$(3,715)	$504

Net (loss) income per share:

BASIC	$(0.19)	$0.02	$(0.20)	$0.03

DILUTED	$(0.19)	$0.02	$(0.20)	$0.03

Weighted average shares outstanding:

BASIC	18,230,893	18,013,484	18,204,545	18,000,797

DILUTED	18,230,893	18,124,930	18,204,545	18,042,099

See notes to condensed consolidated financial statements.

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive (Loss) Income

Note that all amounts presented in the table below are in thousands of U.S. dollars.

	Unaudited		Unaudited
	For the three months ended		For the six months ended
	July 4, 2015	June 30, 2014	July 4, 2015	June 30, 2014
Net (loss) income	$(3,473)	$315	$(3,715)	$504
Other comprehensive income (loss):
Changes in foreign currency translation adjustments	203	546	(392)	287

Comprehensive (loss) income	$(3,270)	$861	$(4,107)	$791

See notes to condensed consolidated financial statements.

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Note that all amounts presented in the table below are in thousands of U.S. dollars.

	Unaudited
	For the six months ended
	July 4, 2015	June 30, 2014
Cash flows from operating activities:

Net (loss) income	$(3,715)	$504

Adjustments to reconcile net (loss) income to net cash provided by operating activities

Depreciation and amortization	2,619	2,763

Stock-based compensation expense	419	543

Changes in assets and liabilities:

(Increase) decrease in trade receivables	(1,192)	(6,743)

(Increase) decrease in inventory	1,517	(7,591)

Decrease (increase) in prepaids and other assets	(647)	370

Increase in accounts payable and accrued expenses	7,029	11,918

Net cash provided by operating activities	6,030	1,764

Cash flows from investing activities:

Acquisitions of other intangible assets	(472)	(227)

Acquisitions of property and equipment	(961)	(1,232)

Net cash used in investing activities	(1,433)	(1,459)

Cash flows from financing activities:

Proceeds from exercise of stock options	46	—

Proceeds from new Term Loan Facility	10,000	—

Proceeds from new FILO Facility	5,000	—

Repayment of Prior Term Loan	(12,500)	(750)

Net repayment on revolving facilities	(5,944)	488

Net cash used in financing activities	(3,398)	(262)

Effect of exchange rate changes on cash and cash equivalents	(986)	16

Net increase in cash and cash equivalents	213	59

Cash and cash equivalents, beginning of period	1,272	1,573

Cash and cash equivalents, end of period	$1,485	$1,632

Supplemental disclosure of cash flow information:

Cash paid for interest	$1,313	$1,339

Cash paid for income taxes	$236	$13

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

Inventory Valuation

Inventory is comprised mostly of finished goods and some component parts and is stated at the lower of cost using the first-in, first-out (“FIFO”) method, or market (net realizable value). The Company regularly reviews slow-moving and excess inventories, and writes down inventories to net realizable value if the ultimate expected net proceeds from the disposals of excess inventory are less than the carrying cost of the merchandise.

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

Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon adoption and in subsequent periods. As of July 4, 2015 and January 3, 2015, the Company did not have any material uncertain tax positions. No interest and penalties related to uncertain tax positions were accrued at July 4, 2015 and January 3, 2015.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued new accounting guidance related to revenue recognition. This guidance was proposed to be effective for reporting periods beginning after December 15, 2016, however in July 2015, the FASB approved the delay in this guidance until reporting periods beginning after December 15, 2017.  The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements.

2.                                      DEBT

Credit Facilities

In April 2015, the Company and its wholly owned subsidiary, Summer Infant (USA), Inc., entered into an amended and restated loan and security agreement with Bank of America, N.A., as agent, providing for an asset-based credit facility (the “Credit Facility”).  The Credit Facility  replaced the Company’s prior credit facility with Bank of America.

The Credit Facility consists of a $60,000 asset-based revolving credit facility, with a $10,000 letter of credit sub-line facility (the “Revolving Facility”), a $5,000 “first in last out” (FILO) revolving credit facility (the “FILO Facility”) and a $10,000 term loan facility (the “Term Loan Facility”).  Pursuant to an accordion feature, the Credit Facility includes the ability to increase the Revolving Facility by an additional $15,000 upon the Company’s request and the agreement of the lenders participating in the increase.  The total borrowing capacity under the Revolving Facility is based on a borrowing base, generally defined as 85% of the value of eligible accounts plus the lesser of (i) 70% of the value of eligible inventory or (ii) 85% of the net orderly liquidation value of eligible inventory, less reserves.  The total borrowing capacity under the FILO Facility is based on a borrowing base, generally defined as a specified percentage of the value of eligible accounts that steps down over time, plus a specified percentage of the value of eligible inventory that steps down over time.

The scheduled maturity date of the loans under the Revolving Facility and the Term Loan Facility is April 21, 2020, and loans under the FILO Facility terminate April 21, 2018, subject in each case to customary early termination provisions.  Any termination of the Revolving Facility would require termination of the Term Loan Facility and the FILO Facility.

All obligations under the Credit Facility are secured by substantially all of the Company’s assets. In addition, Summer Infant Canada Limited and Summer Infant Europe Limited, subsidiaries of the Company, are guarantors under the Credit Facility.  Proceeds from the loans were used to (i) repay the Company’s outstanding term loan, (ii) pay fees and transaction expenses associated with the closing of the Credit Facility, (iii) pay obligations under the Credit Facility, and (iv) pay for lawful corporate purposes, including working capital.

Borrowings under the Revolving Facility will bear interest, at the Company’s option, at a base rate or at LIBOR, plus applicable margins based on average quarterly availability and ranging between 1.75% and 2.25% on LIBOR borrowings and 0.25% and 0.75% on base rate borrowings.  Loans under the FILO Facility and Term Loan Facility will bear interest, at the Company’s option, at a base rate or at LIBOR, plus a margin of 4.00% on LIBOR borrowings and 2.50% on base rate borrowings.

Beginning on July 1, 2015, the Company is required to repay the Term Loan Facility in quarterly installments of $500.  Beginning with the fiscal year ending January 2, 2016, the Company is required to prepay the Term Loan Facility in an amount equal to 50% of the Company’s “excess cash flow,” as such term is defined in the Credit Facility, at the end of each fiscal year.

Under the Credit Facility, the Company must comply with certain financial covenants, including that the Company (i) maintain a fixed charge coverage ratio of at least 1.0 to 1.0 for the twelve consecutive fiscal months most recently ended and (ii) beginning with the quarter ending July 4, 2015, maintain a certain leverage ratio at the end of each fiscal quarter.  For purposes of the financial covenants, consolidated EBITDA is defined as net income before interest, taxes, depreciation and amortization, plus certain customary expenses, fees, non-cash charges and up to $2,000 of specified inventory dispositions, and minus certain customary non-cash items increasing net income and other specified items.

The Credit Facility contains customary affirmative and negative covenants.  Among other restrictions, the Company is restricted in its ability to incur additional debt, make acquisitions or investments, dispose of assets, or make distributions unless in each case certain conditions are satisfied.  The Credit Facility also contains customary events of default, including the occurrence of a material adverse event and the occurrence of a change of control.  In the event of a default, all of the Company’s obligations under the Credit Facility may be declared immediately due and payable.  For certain events of default relating to insolvency and receivership, all outstanding obligations immediately become due and payable.

As of July 4, 2015, the base rate on loans was 4.0% and the LIBOR rate was 2.5%.  The amount outstanding on the Revolving Facility at July 4, 2015 was $40,673. Total borrowing capacity under the Revolving Facility at July 4, 2015 was $52,921 and borrowing availability was $12,248.  The amounts outstanding on the Term Loan Facility and FILO Facility at July 4, 2015 were $9,500 and $5,000, respectively.

Prior Credit Facility and Term Loan.  The Credit Facility replaced the Company’s prior credit facility with Bank of America and the Company’s prior term loan agreement with Salus Capital Partners, LLC.  Prior to April 2015, the Company had a loan and security agreement with Bank of America N.A. that provided for an $80,000, asset-based revolving credit facility, with a $10,000 letter of credit sub-line facility.

The Credit Facility was evaluated, by lender, to determine the proper accounting treatment for the transaction. Accordingly, debt exitinguishment accounting was used to account for the pay off of the prior term loan agreement with Salus Capital Partners, LLC and for the pay off of a member of the prior credit facility with Bank of America who did not continue in the Credit Facility resulting in the write off of $549 in remaining unamortized deferred financing costs and $135 in termination fees. Debt modification accounting was used for the remaining members of the prior credit facility resulting in their remaining unamortized deferred financing costs of $601 and the new financing costs of $1,054 to be capitalized and amortized over the life of the new debt beginning in Q215.

Aggregate maturities of bank debt related to the Credit Facility are as follows:

Fiscal Year ending:
2015	$1,000
2016	$3,875
2017	$4,500
2018	$2,625
2019	$2,500
2020	$40,673
Total	$55,173

Lease Amendment

On May 13, 2015, Summer Infant (USA), Inc. (“Summer USA”), a wholly-owned subsidiary of the Company, entered into an amendment (the “Amendment”) to its lease dated March 24, 2009 (the “Lease”) with Faith Realty II, LLC (the “Landlord”), a company which is owned by Jason Macari, a director of Summer Infant, Inc. and his spouse. Pursuant to the terms of the original Lease, the Landlord leased the property located at 1275 Park East Drive, Woonsocket, Rhode Island to Summer USA for an annual rent of $390 for an initial seven-year term.  Pursuant to the Amendment, (i) the initial term of the Lease was extended for two additional years, such that the initial term now ends on March 31, 2018, and the term of the Lease may be extended at Summer USA’s election for one additional term of three years (rather than five years) upon twelve months’ prior notice, (ii) the annual rent for the last two years of the newly amended initial term was set at $429 and the annual rent for the extension period, if elected, was set at $468 and (iii) the Landlord agreed to provide an aggregate improvement allowance of not more than $78 for the newly amended initial term, to be applied against Summer USA’s monthly rent, and an additional improvement allowance of $234 for the extension term, if elected, to be applied against Summer USA’s monthly rent during such extension term.

3.                                      INTANGIBLE ASSETS

Intangible assets consisted of the following:

	July 4,	January 3,
	2015	2015

Brand names	$14,812	$14,812
Patents and licenses	4,077	3,605
Customer relationships	6,946	6,946
Other intangibles	1,882	1,882
	27,717	27,245
Less: Accumulated amortization	(7,110)	(6,566)
Intangible assets, net	$20,607	$20,679

The amortization period for the majority of the intangible assets ranges from 5 to 20 years for those assets that have an estimated life; certain of the assets have indefinite lives (brand names). Total of intangibles not subject to amortization amounted to $12,308 at July 4, 2015 and January 3, 2015.

4.                                      COMMITMENTS AND CONTINGENCIES

Litigation

The Company is a party to routine litigation and administrative complaints incidental to its business. The Company does not believe that the resolution of any or all of such routine litigation and administrative complaints is likely to have a material adverse effect on the Company’s financial condition or results of operations, except as noted below.

On May 27, 2015, the Company filed a complaint against Carol E. Bramson, Annamaria Dooley, Kenneth N. Price, Carson J. Darling, Dulcie M. Madden, and Bruce Work in the United States District Court for the District of Rhode Island (Civil Action No. 1:15-CV-00218-5-LDA).  The Complaint alleges theft and misappropriation of the Company’s confidential and proprietary trade secrets, intellectual property, and business, branding and marketing strategies.  Ms. Bramson is a former member of the Company’s Board of Directors and the Company’s former Chief Executive Officer, Ms. Dooley is the Company’s former Senior Vice President of Product Development, and Mr. Price is the former President of Global Sales & Marketing of the Company.  Mr. Darling and Ms. Madden are employees of Rest Devices, Inc., a consultant to the Company (the “Rest Defendants”).  The Complaint alleges violation of trade secrets, misappropriation of confidential information, breaches of fiduciary duties by Mmes. Bramson and Dooley and Mr. Price, conversion, breaches of contract by Mmes. Bramson and Dooley and Mr. Price, tortious interference with employment agreements, consulting agreements, and prospective business relations, unjust enrichment and other related claims, and seeks injunctive relief, return of the Company’s confidential and proprietary information, as well as other relief including compensatory damages.

On June 23, 2015, the Rest Defendants filed a motion to dismiss the claims against them set forth in the complaint, and the Company filed its opposition to the motion on July 3, 2015.  The Court has not yet ruled on the Rest Defendants motion to dismiss.  On July 3, 2015, Mr. Price filed a motion to dismiss the claims against him set forth in the complaint, and the Company filed its opposition to the motion on July 20, 2015.  The Court has not yet ruled on Mr. Price’s motion to dismiss.  On July 3, 2015, Ms. Bramson and Ms. Dooley filed an answer to the complaint, and asserted counterclaims against the Company, including (i) a claim by Ms. Bramson for contractual indemnification and (ii) claims by Ms. Bramson and Ms. Dooley for indemnification under the Company’s bylaws, tortious interference with prospective business relations, unfair and deceptive trade practices and abuse of process.  The Company filed a motion to dismiss the counterclaims made by Ms. Bramson and Ms. Dooley on July 27, 2015, and the Court has not yet ruled on the Company’s motion to dismiss.  The parties are engaging in discovery, and a hearing on the preliminary injunction is currently scheduled for August 31, 2015.  The Company intends to vigorously pursue this matter and to protect its confidential and proprietary information.  The Company has incurred significant expenses related to this lawsuit to date and may continue to incur expenses related to this lawsuit.  The Company cannot predict the outcome of this lawsuit or for how long it will remain active.

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

Under the 2006 Plan and 2012 Plan, awards may be granted to participants in the form of non-qualified stock options, incentive stock options, restricted stock, deferred stock, restricted stock units and other stock-based awards. Subject to the provisions of the plans, awards may be granted to employees, officers, directors, advisors and consultants who are deemed to have rendered or are able to render significant services to the Company or its subsidiaries and who are deemed to have contributed or to have the potential to contribute to the Company’s success. The Company accounts for options under the fair value recognition standard. The application of this standard resulted in share-based compensation expense for the three months ended July 4, 2015 and June 30, 2014 of $245 and $290, respectively, and share-based compensation expense for the six months ended July 4, 2015 and June 30, 2014 of $419 and $543, respectively. Stock based compensation expense is included in selling, general and administrative expenses.

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

As of July 4, 2015, there were 1,996,533 stock options outstanding and 239,790 unvested restricted shares outstanding.

During the six months ended July 4, 2015, the Company granted 465,750 stock options and granted 153,635 shares of restricted stock, respectively. The following table summarizes the weighted average assumptions used for stock options granted during the six months ended July 4, 2015 and June 30, 2014.

	2015	2014
Expected life (in years)	5.3	4.8
Risk-free interest rate	1.66%	1.72%
Volatility	62.7%	63.1%
Dividend yield	0%	0%
Forfeiture rate	10.9%	12.9%

As of July 4, 2015, there are 189,109 shares available to grant under the 2006 Plan and 227,125 shares available to grant under the 2012 Plan.

6.                                      WEIGHTED AVERAGE COMMON SHARES

Basic and diluted earnings or loss per share (“EPS”) is based upon the weighted average number of common shares outstanding during the period.  The Company does not include the anti-dilutive effect of common stock equivalents, including stock options, in computing net income (loss) per diluted common share. The computation of diluted common shares for the three months and six months ended July 4, 2015 excluded 1,996,533 stock options and 239,790 shares of restricted stock outstanding.

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

ITEM 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking information and statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All forward-looking statements included in this document are based on information available to us on the date hereof. It is important to note that our actual results could differ materially from those projected in such forward-looking statements contained in this Quarterly Report on Form 10-Q. These forward-looking statements include statements concerning our expectations regarding our business strategy and future growth and profitability; our ability to deliver high quality, innovative products to the marketplace; our ability to maintain and build upon our existing customer and supplier relationships; our ability to build awareness of our core brands; our ability to manage expenses and reduce costs; and our ability to realize savings from our amended credit facility. These statements are based on current expectations that involve numerous risks and uncertainties.  These risks and uncertainties include the concentration of our business with retail customers; the financial status of our customers and their ability to pay us in a timely manner; our ability to introduce new products or improve existing products that satisfy consumer preferences; our ability to develop new or improved products in a timely and cost-efficient manner; our ability to compete with larger and more financially stable companies in our markets; our ability to comply with financial and other covenants in our debt agreements; our dependence on key personnel; our reliance on foreign suppliers and potential disruption in foreign markets in which we operate; increases in the cost of raw materials used to manufacture our products; compliance with safety and testing regulations for our products; increases in legal expenses and costs associated with ongoing litigation; product liability claims arising from use of our products; unanticipated tax liabilities; an impairment of other intangible assets; and other risks as detailed in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended January 3, 2015  and subsequent filings with the Securities and Exchange Commission. All these matters are difficult or impossible to predict accurately, many of which may be beyond our control. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate.

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

In 2014, our Board of Directors approved a change in our fiscal year, from a fiscal year ending on December 31 of each calendar year to a fiscal year ending on the Saturday closest to December 31 of each calendar year. This change was effective with the 2014 fiscal year. The following discussions compare the unaudited periods of the first and second quarters of 2015 ended April 4, 2015 and July 4, 2015, respectively, to our fiscal 2014 first and second quarters ended March 31, 2014 and June 30, 2014, respectively. As a result of the change in our fiscal year end, the quarterly periods of our newly adopted fiscal year do not entirely coincide with the historical quarterly periods that we had previously reported. We believe the comparative information provided for the three-month period ended March 31, 2014 and the six-month period ended June 30, 2014 provides a meaningful comparison to the three-month period ended April 4, 2015 and the six-month period ended July 4, 2015, respectively, and there are no factors, seasonal or otherwise, that materially impact the comparability of information or trends.

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

We entered fiscal 2015 with a continued focus on innovation, increasing awareness of our brands and maintaining and growing our existing relationships with our customers and suppliers.  We appointed Robert Stebenne as President and COO in March 2015, and he was promoted to Chief Executive Officer in May 2015 following the resignation of our then Chief Executive Officer, Carol Bramson.  Net sales for the first six months of 2015 increased 1.4% from the first six months of 2014.  The increase was driven by sales of products in our core business, as we continued our transition away from lower margin licensed products.  Gross margin was negatively impacted in the first half of 2015 by losses on the sale of inventory below cost relating to our bank-approved inventory reduction plan, inventory charges taken as we completed our exit of the furniture category, and the unfavorable effect of currency exchange rates primarily on Canadian sales.  G&A expenses remained high in the first six months of 2015 due to additional legal costs associated with a complaint filed on May 27, 2015 as further described below under “Legal Proceedings” (the “Complaint”),” added costs associated with the port slowdown in the first quarter, employee terminations, and investment in marketing and new product development.  As a result, we ended the first six months of 2015 with a net loss of $0.20 per share.

In April 2015, we successfully refinanced our existing credit facility with Bank of America, as further described below under “Liquidity and Capital Resources.”  The new facility includes a $60 million Revolving Credit Facility, a $5 million “first in last out” (FILO) Facility and a $10 million Term Loan Facility, replacing the $80 million revolving credit facility and $15 million term loan in place since February 2013.  The Revolving Credit Facility provides incremental availability of an additional $15 million through an accordion feature.  We incurred cash expenses of approximately $1.1 million in connection with the refinancing. The refinancing is expected to result in lower administrative costs and savings in interest expense as compared to the prior credit facility and term loan. As we continue to improve our balance sheet and improve working capital, we have reduced excess inventory, including selling inventory at below cost, which negatively impacted our income statement and depressed margins in the second quarter. We also continue to focus on our core categories and phase out less profitable categories.  We expect that these efforts may continue to negatively impact our income statement in second half of the year.  We also expect to continue to incur legal expenses in connection with the Complaint, which will increase our general and administrative expenses, though we cannot predict the outcome of this lawsuit or for how long it will remain active.  In July we initiated cost reduction efforts to partially offset these losses.

Summary of Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates during the three months ended July 4, 2015 from our critical accounting policies and estimates disclosed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2014 10-K.

Results of Operations

	For the three months ended		For the six months ended
	(Unaudited)		(Unaudited)
	July 4, 2015	June 30, 2014	July 4, 2015	June 30, 2014
Net sales	$51,807	$52,556	$104,820	$103,370
Cost of goods sold	38,036	35,112	74,074	69,477
Gross profit	13,771	17,444	30,746	33,893
General & administrative expenses	11,972	9,904	22,282	19,396
Selling expenses	4,308	4,874	9,176	9,286
Depreciation and amortization	1,318	1,370	2,652	2,763
Operating (loss) income	(3,827)	1,296	(3,364)	2,448
Interest expense, net	1,318	834	2,164	1,701
(Loss) income before (benefit) provision for income taxes	(5,145)	462	(5,528)	747
(Benefit) provision for income taxes	(1,672)	147	(1,813)	243
Net (loss) income	$(3,473)	$315	$(3,715)	$504

Three months ended July 4, 2015 compared with three months ended June 30, 2014

Net sales declined 1.4% from $52,556 for the three months ended June 30, 2014 to $51,807 for the three months ended July 4, 2015. Excluding $3,344 and $2,164 of sales related to non-core business in licensed, private label, and furniture sales in fiscal 2014 and 2015, respectively, our core branded sales increased by 1.8%. This increase in our core branded business, namely our Summer®, SwaddleMe®, and BornFree® branded products, was primarily attributable to sales of our 3D Lite™ Convenience Strollers, Pop n Play Portable Playards, and gates.

Cost of goods sold included the cost of the finished product from suppliers, duties on certain imported items, freight-in from suppliers, and miscellaneous charges. The components remained relatively the same for the quarter ended July 4, 2015 as compared to the quarter ended June 30, 2014.

Gross profit decreased 21.1% from $17,444 for the quarter ended June 30, 2014 to $13,771 for the quarter ended July 4, 2015. Gross margin decreased from 33.2% for the quarter ended June 30, 2014 to 26.6% for the quarter ended July 4, 2015. The decline in gross margin dollars and as a percent of sales was primarily due to $1,775 in losses on the sale of $2,901 of inventory below cost relating to our bank-approved inventory reduction plan, $734 of inventory charges taken as we completed our exit of the furniture caterogy, and $223 in foreign exchange losses primarily due to the decline in the value of the Canadian dollar. Excluding the impact of the above charges that did not occur in the second quarter of 2014, gross margin as a percent of net sales for the second quarter of 2015 would have been 32.8%.

General and administrative expenses increased 20.9% from $9,904 for the quarter ended June 30, 2014 to $11,972 for the quarter ended July 4, 2015. General and administrative expenses also increased as a percent of sales from 18.8% for the quarter ended June 30, 2014 to 23.1% for the quarter ended July 4, 2015. The increase in general and administrative expense dollars and as a percent of net sales is primarily attributable to $1,702 of legal costs incurred in connection with a complaint filed on May 27, 2015 as further described below under “Legal Proceedings,” and an employee termination that was settled in the second quarter of 2015.

Selling expenses decreased 11.6% from $4,874 for the quarter ended June 30, 2014 to $4,308 for the quarter ended July 4, 2015. Selling expenses also decreased as a percent of sales from 9.3% for the quarter ended June 30, 2014 to 8.3% for the quarter ended July 4, 2015. This decrease in dollars and as a percent of sales for the quarter ended July 4, 2015 was primarily attributable to lower sales during the quarter as well as cost controls implemented over retailer programs such as cooperative advertising and lower royalty costs under licensing agreements as part of discontinuing certain licensing arrangements.

Depreciation and amortization decreased 3.8% from $1,370 in the quarter ended June 30, 2014 to $1,318 for the quarter ended July 4, 2015. The decrease in depreciation is attributable to a reduction in capital investment partially offset by higher amortization on new finite-lived intangible capitalized assets.

Interest expense increased 58.0% from $834 in the quarter ended June 30, 2014 to $1,318 for the quarter ended July 4, 2015. The Company refinanced its credit facilities in April of this year which resulted in lower interest rates on our new credit facilities. However, the refinancing resulted in a non cash write off of $685 of past unamortized financing fees and termination fees. We expect interest expense to decline approximately $1,000 on an annualized basis.

For the quarter ended June 30, 2014, we recorded a $147 provision for income taxes on $462 of pretax income, reflecting an estimated 31.8% tax rate for the quarter. For the quarter ended July 4, 2015, we recorded a $1,672 tax benefit on $5,145 of pretax loss for the quarter, reflecting an estimated 32.5% tax rate for the quarter.

Six months ended July 4, 2015 compared with six months ended June 30, 2014

Net sales increased 1.4% from $103,370 for the six months ended June 30, 2014 to $104,820 for the six months ended July 4, 2015. Excluding $9,049 and $3,896 of sales related to non-core business in licensed, private label, and furniture sales in fiscal 2014 and 2015, respectively, our core branded sales increased by 7.1%. This increase in our core branded business, namely our Summer®, SwaddleMe®, and BornFree® branded products, was primarily attributable to sales of our 3D Lite™ Convenience Strollers, Pop n Play Portable Playards, and gates.

Cost of goods sold included the cost of the finished product from suppliers, duties on certain imported items, freight-in from suppliers, and miscellaneous charges. The components remained relatively the same for the six months ended July 4, 2015 as compared to the quarter ended June 30, 2014.

Gross profit decreased 9.3% from $33,893 for the six months ended June 30, 2014 to $30,746 for the six months ended July 4, 2015. Gross margin decreased from 32.8% for the six months ended June 30, 2014 to 29.3% for the six months ended July 4, 2015. The decline in gross margin dollars and as a percent of sales was primarily due to $2,098 in losses on the sale of $4,101 of inventory below cost relating primarily to our bank-approved inventory reduction plan, $734 inventory charges taken as we completed our exit of the furniture category in the second quarter of 2015, and $560 in foreign exchange losses primarily due to the decline in the value of the Canadian dollar. Excluding the impact of the above charges that did not occur in the six months of 2014, gross margin as a percent of net sales for the second quarter of 2015 would have been 33.4%.

General and administrative expenses increased 14.9% from $19,396 for the six months ended June 30, 2014 to $22,282 for the six months ended July 4, 2015. General and administrative expense increased as a percent of sales from 18.8% for the six months ended June 30, 2014 to 21.3% for the six months ended July 4, 2015. The increase in general and administrative expense dollars and as a percent of net sales is primarily attributable to $1,979 in legal costs incurred in the second quarter of 2015 and an employee termination that was settled in the second quarter of 2015, as well as additional costs incurred in the first quarter of 2015 to manage operations during the recent west coast port slowdown and ongoing investments in marketing and new product development.

Selling expenses decreased 1.2% from $9,286 for the six months ended June 30, 2014 to $9,176 for the six months ended July 4, 2015. Selling expenses also decreased as a percent of sales from 9.0% for the six months ended June 30, 2014 to 8.8% for the six months ended July 4, 2015. This decrease in dollars and as a percent of sales for the six months ended July 4, 2015 was primarily attributable to continuing cost controls implemented over retailer programs such as cooperative advertising and lower royalty costs under licensing agreements as part of discontinuing certain licensing arrangements.

Depreciation and amortization decreased 4.0% from $2,763 in the six months ended June 30, 2014 to $2,652 for the six months ended July 4, 2015. The decrease in depreciation is attributable to a reduction in capital investment partially offset by higher amortization on new finite-lived intangible assets capitalized.

Interest expense increased 27.2% from $1,701 in the six months ended June 30, 2014 to $2,164 for the six months ended July 4, 2015. The company refinanced its credit facilities in April of this year which resulted in lower interest rates on our new credit facilities. However, the refinancing resulted in a non cash write off of $685 of past unamortized financing fees and termination fees. We expect interest expense to decline approximately $1.0M on an annualized basis.

For the six months ended June 30, 2014 , we recorded a $243 provision for income taxes on $747 of pretax income for the period resulting in an estimated tax rate of 32.5% for the period. For the six months ended July 4, 2015, we recorded a $1,813 tax benefit on $5,528 of pretax loss for the period resulting in an estimated tax rate of 32.8% for the period.

Liquidity and Capital Resources

We fund our operations and working capital needs through cash generated from operations and borrowings under our credit facilities.

In our typical operational cash flow cycle, inventory is purchased in US dollars to meet expected demand plus a safety stock. Because the majority of our suppliers are based in Asia, inventory takes from three to four weeks to arrive from Asia to the various distribution points we maintain in the United States, Canada and the United Kingdom. Payment terms for these vendors are approximately 60-90 days from the date the product ships from Asia, therefore we are generally paying for the product a short time after it is physically received in the United States.  In turn, sales to customers generally have payment terms of 30 to 60 days, resulting in an accounts receivable and increasing the amount of cash required to fund working capital.  To bridge the gap between paying our suppliers and receiving payment from our customers for goods sold, we rely on our credit facilities.

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

For the six months ending July 4, 2015, net cash provided by operating activities totaled $6,030. For the six months ended June 30, 2014, net cash provided by operating activities totaled $1,764. The increase in net cash generated from operating activities for the six months ended July 4, 2015 as compared to the same period in the prior year is primarily attributable to the timing of supplier payments within the period.

For the six months ended July 4, 2015, net cash used in investing activities was approximately $1,433. For the six months ending June 30, 2014, net cash used in investing activities was $1,459.

For the six months ended July 4, 2015, net cash used in financing activities was approximately $3,398, reflecting proceeds of $10,000 from our new Term Loan Facility, $5,000 from our new FILO Loan Facility, repayment of our prior Term Loan, and repayment of $5,944 on our revolving credit facilities. For the six months ended June 30, 2014, net cash used by financing activities was $262.

Based primarily on the above factors, net cash increased for the six months ended July 4, 2015 by $213, resulting in a cash balance of approximately $1,485 at July 4, 2015.

Capital Resources

In addition to operating cash flow, we also rely on our asset-based revolving credit facility with Bank of America, N.A. to meet our financing requirements, which are subject to changes in our inventory and account receivable levels, and which we amended and restated in Apri 2015. We regularly evaluate market conditions, our liquidity profile, and various financing alternatives for opportunities to enhance our capital structure. Based on past performance and current expectations, we believe that our anticipated cash flow from operations and availability under our existing credit facility are sufficient to fund our working capital, capital expenditures and debt service requirements for at least the next 12 months.

However, if we are unable to meet our current financial forecast or to manage our legal and other general and administrative costs and expenses and cannot raise additional funds or adjust our operations accordingly, we may not remain in compliance with the financial covenants required under our credit facility. Unforeseen circumstances, such as softness in the retail industry or deterioration in the business of a significant customer, could create a situation where we cannot access all of our available lines of credit due to not having sufficient assets or fixed charge coverage ratio as required under our credit facility. There is no assurance that we will meet all of our financial or other covenants in the future, or that our lenders will grant waivers if there are covenant violations. In addition, should we need to raise additional funds through additional debt or equity financings, any sale of additional debt or equity securities may cause dilution to existing stockholders. If sufficient funds are not available or are not available on acceptable terms, our ability to address any unexpected changes in our operations could be limited. Furthermore, there can be no assurance that we will be able to raise such funds if and when they are required. Failure to obtain future funding when needed or on acceptable terms could materially adversely affect our results of operations.

Credit Facility

The following is a summary of our credit facility in place at the end of the second quarter of 2015. Additional information about the credit facility may be found in Note 2 to our Condensed Consolidated Financial Statements included in this report.

In April 2015, the Company and its wholly owned subsidiary, Summer Infant (USA), Inc., entered into an amended and restated loan and security agreement with Bank of America, N.A., as agent, providing for an asset-based credit facility (the “Credit Facility”).  The Credit Facility replaced the Company’s prior credit facility with Bank of America.  The Credit Facility consists of a $60,000 asset-based revolving credit facility, with a $10,000 letter of credit sub-line facility (the “Revolving Facility”), a $5,000 “first in last out” (FILO) revolving credit facility (the “FILO Facility”) and a $10,000 term loan facility (the “Term Loan Facility”).  The total borrowing capacity under the Revolving Facility is based on a borrowing base, generally defined as 85% of the value of eligible accounts plus the lesser of (i) 70% of the value of eligible inventory or (ii) 85% of the net orderly liquidation value of eligible inventory, less reserves.  The total borrowing capacity under the FILO Facility is based on a borrowing base, generally defined as a specified percentage of the value of eligible accounts that steps down over time, plus a specified percentage of the value of eligible inventory that steps down over time.

The scheduled maturity date of the loans under the Revolving Facility and the Term Loan Facility is April 21, 2020, and loans under the FILO Facility terminate April 21, 2018, subject in each case to customary early termination provisions.  Any termination of the Revolving Facility would require termination of the Term Loan Facility and the FILO Facility.  All obligations under the Credit Facility are secured by substantially all of the Company’s assets. In addition, Summer Infant Canada Limited and Summer Infant Europe Limited, subsidiaries of the Company, are guarantors under the Credit Facility.  Borrowings under the Revolving Facility will bear interest, at the Company’s option, at a base rate or at LIBOR, plus applicable margins based on average quarterly availability and ranging between 1.75% and 2.25% on LIBOR borrowings and 0.25% and 0.75% on base rate borrowings.  Loans under the FILO Facility and Term Loan Facility will bear interest, at the Company’s option, at a base rate or at LIBOR, plus a margin of 4.00% on LIBOR borrowings and 2.50% on base rate borrowings.

Under the Credit Facility, the Company must comply with certain financial covenants, including that the Company (i) maintain a fixed charge coverage ratio of at least 1.0 to 1.0 for the twelve consecutive fiscal months most recently ended and (ii) beginning with the quarter ending July 4, 2015, maintain a certain leverage ratio for each fiscal quarter.  For purposes of the financial covenants, consolidated EBITDA is defined as net income before interest, taxes, depreciation and amortization, plus certain customary expenses, fees, non-cash charges and up to $2,000 of specified inventory dispositions, and minus certain customary non-cash items increasing net income and other specified items.

The amount outstanding on the Revolving Facility at July 4, 2015 was $40,673. Total borrowing capacity under the Revolving Facility at July 4, 2015 was $52,921 and borrowing availability was $12,248.  The amounts outstanding on the Term Loan Facility and FILO Facility at July 4, 2015 were $9,500 and $5,000, respectively.

We were in compliance with the financial covenants under the Credit Facility as of July 4, 2015.

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

ITEM 4.                        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as of July 4, 2015.  Our Chief Executive Officer and Chief Financial Officer have concluded, based on this evaluation, that our controls and procedures were effective as of July 4, 2015.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.                        Legal Proceedings

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business.  We are not aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, results of operations or financial condition, except as noted below.

On May 27, 2015, we filed a complaint against Carol E. Bramson, Annamaria Dooley, Kenneth N. Price, Carson J. Darling, Dulcie M. Madden, and Bruce Work in the United States District Court for the District of Rhode Island (Civil Action No. 1:15-CV-00218-S-LDA).  The complaint alleges theft and misappropriation of our confidential and proprietary trade secrets, intellectual property, and business, branding and marketing strategies.  Ms. Bramson is a former member of the Company’s Board of Directors and the Company’s former Chief Executive Officer, Ms. Dooley is the Company’s former Senior Vice President of Product Development, and Mr. Price is the former President of Global Sales & Marketing of the Company.  Mr. Darling and Ms. Madden are employees of Rest Devices, Inc., a consultant to the Company (the “Rest Defendants”).  The complaint alleges violation of trade secrets, misappropriation of confidential information, breaches of fiduciary duties by Mmes. Bramson and Dooley and Mr. Price, conversion, breaches of contract by Mmes. Bramson and Dooley and Mr. Price, tortious interference with employment agreements, consulting agreements, and prospective business relations, unjust enrichment and other related claims, and seeks injunctive relief, return of our confidential and proprietary information, as well as other relief including compensatory damages.

On June 23, 2015, the Rest Defendants filed a motion to dismiss the claims against them set forth in the complaint, and we filed our opposition to the motion on July 3, 2015.  The Court has not yet ruled on the Rest Defendants motion to dismiss.  On July 3, 2015, Mr. Price filed a motion to dismiss the claims against him set forth in the complaint, and we filed our opposition to the motion on July 20, 2015.  The Court has not yet ruled on Mr. Price’s motion to dismiss.  On July 3, 2015, Ms. Bramson and Ms. Dooley filed an answer to the complaint, and asserted counterclaims against the Company, including (i) a claim by Ms. Bramson for contractual indemnification and (ii) claims by Ms. Bramson and Ms. Dooley for indemnification under the Company’s bylaws, tortious interference with prospective business relations, unfair and deceptive trade practices and abuse of process.  We filed a motion to dismiss the counterclaims made by Ms. Bramson and Ms. Dooley on July 27, 2015, and the Court has not yet ruled on our motion to dismiss.  The parties are engaging in discovery, and a hearing on the preliminary injunction is currently scheduled for August 31, 2015.  We intend to vigorously pursue this matter and to protect our confidential and proprietary information.  We have incurred significant expenses related to this lawsuit to date and may continue to incur expenses related to this lawsuit.  We cannot predict the outcome of this lawsuit or for how long it will remain active.

ITEM 1A.               Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended January 3, 2015, except for the following risk factor:.

We currently are involved in litigation with certain of our former officers and director and consultants to the Company for which the Company has incurred and may continue to incur significant legal expenses.

On May 27, 2015, we filed a complaint against Carol E. Bramson, our former Chief Executive Officer and former director, Annamaria Dooley, our former Senior Vice President of Product Development, Kenneth N. Price, our former President of Global Sales & Marketing, Carson J. Darling and Dulcie M. Madden, who are employees of Rest Devices, Inc., a consultant to the Company.  A detailed description of this matter is contained in “Legal Proceedings” above.  We have incurred significant expenses related to this lawsuit to date and may continue to incur expenses related to this lawsuit.  We cannot predict the outcome of this lawsuit or for how long it will remain active.  Regardless of the outcome, the pending lawsuit could be time-consuming, result in significant expense and divert the attention and resources of our management and other key employees from the operation of our business. Moreover, negative developments with respect to the pending lawsuit could cause our stock price to decline.

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

Summer Infant, Inc.

Date: August 5, 2015	By:	/s/ Robert Stebenne
Robert Stebenne
Principal Executive Officer

Date: August 5, 2015	By:	/s/ William E. Mote, Jr.
William E. Mote, Jr.
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1

Amended and Restated Loan and Security Agreement, dated as of April 21, 2015, among Summer Infant, Inc. and Summer Infant (USA), Inc. as Borrowers, the Guarantors from time to time party thereto, Certain Financial Institutions as Lenders, Bank of America, N.A. as Agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Sole Book Runner (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 22, 2015)

10.2

Amendment to Lease, dated May 13, 2015, by and between Faith Realty II, LLC and Summer Infant (USA), Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 19, 2015)

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