Form 10-Q
period 2015-10-03
Summer Infant, Inc.
filed 2015-11-04
CIK 1314772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 3, 2015

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

As of November 2, 2015, there were 18,338,674 shares outstanding of the registrant’s Common Stock, $0.0001 par value per share.

Summer Infant, Inc.

Form 10-Q

		Page Number

Part 1.	Financial Information

Item 1.	Condensed Consolidated Financial Statements (unaudited)	1

	Condensed Consolidated Balance Sheets as of October 3, 2015 (unaudited) and January 3, 2015	1

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended October 3, 2015 and September 30, 2014 (unaudited)	2

	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended October 3, 2015 and September 30, 2014 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended October 3, 2015 and September 30, 2014 (unaudited)	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

Part II.	Other Information

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Mine Safety Disclosures	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

Signatures		18

PART I.  FINANCIAL INFORMATION

ITEM 1.        Condensed Consolidated Financial Statements (unaudited)

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

Note that all amounts presented in the table below are in thousands of U.S. dollars, except share and par value amounts.

	Unaudited
	October 3, 2015	January 3, 2015
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$1,104	$1,272
Trade receivables, net of allowance for doubtful accounts	36,057	38,794
Inventory, net	43,622	44,010
Prepaids and other current assets	1,777	2,076
Deferred tax assets	1,194	1,194
TOTAL CURRENT ASSETS	83,754	87,346
Property and equipment, net	11,890	13,080
Intangible assets, net	20,326	20,679
Other assets	1,562	1,362
TOTAL ASSETS	$117,532	$122,467

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$31,818	$21,878
Accrued expenses	4,756	8,628
Current portion of long term debt (including capital leases)	2,089	1,641
TOTAL CURRENT LIABILITIES	38,663	32,147
Long-term debt, less current portion	51,436	57,097
Other liabilities	2,726	2,994
Deferred tax liabilities	2,418	2,378
TOTAL LIABILITIES	95,243	94,616

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.0001 par value, 1,000,000 authorized, none issued or outstanding at October 3, 2015 and January 3, 2015, respectively	—	—
Common Stock $0.0001 par value, authorized, issued and outstanding of 49,000,000, 18,610,323, and 18,338,674 at October 3, 2015 and 49,000,000, 18,415,934, and 18,144,285 at January 3, 2015, respectively	2	2
Treasury Stock at cost (271,649 shares at October 3, 2015 and January 3, 2015, respectively)	(1,283)	(1,283)
Additional paid-in capital	75,701	74,954
Accumulated deficit	(49,958)	(44,412)
Accumulated other comprehensive loss	(2,173)	(1,410)
TOTAL STOCKHOLDERS’ EQUITY	22,289	27,851
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$117,532	$122,467

See notes to condensed consolidated financial statements

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

Note that all amounts presented in the table below are in thousands of U.S. dollars, except share and per share amounts.

	Unaudited		Unaudited
	For the three months ended		For the nine months ended
	October 3, 2015	September 30, 2014	October 3, 2015	September 30, 2014

Net sales	$50,205	$51,020	$155,025	$154,390

Cost of goods sold	34,600	34,420	108,674	103,897

Gross profit	15,605	16,600	46,351	50,493

General & administrative expenses	12,953	10,107	35,235	29,503

Selling expense	4,119	4,456	13,295	13,742

Depreciation and amortization	1,275	1,369	3,927	4,132

Operating (loss) income	(2,742)	668	(6,106)	3,116

Interest expense, net	589	870	2,753	2,571

(Loss) income before income taxes	(3,331)	(202)	(8,859)	545

(Benefit) provision for income taxes	(1,500)	(64)	(3,313)	179

NET (LOSS) INCOME	$(1,831)	$(138)	$(5,546)	$366

Net (loss) income per share:

BASIC	$(0.10)	$(0.01)	$(0.30)	$0.02

DILUTED	$(0.10)	$(0.01)	$(0.30)	$0.02

Weighted average shares outstanding:

BASIC	18,309,381	18,086,441	18,239,490	18,029,659

DILUTED	18,309,381	18,086,441	18,239,490	18,196,470

See notes to condensed consolidated financial statements.

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive (Loss) Income

Note that all amounts presented in the table below are in thousands of U.S. dollars.

	Unaudited		Unaudited
	For the three months ended		For the nine months ended
	October 3, 2015	September 30, 2014	October 3, 2015	September 30, 2014
Net (loss) income	$(1,831)	$(138)	$(5,546)	$366
Other comprehensive loss:
Changes in foreign currency translation adjustments	(371)	(431)	(763)	(144)

Comprehensive (loss) income	$(2,202)	$(569)	$(6,309)	$222

See notes to condensed consolidated financial statements.

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Note that all amounts presented in the table below are in thousands of U.S. dollars.

	Unaudited
	For the nine months ended
	October 3, 2015	September 30, 2014
Cash flows from operating activities:

Net (loss) income	$(5,546)	$366

Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities

Depreciation and amortization	3,897	4,132

Stock-based compensation expense	700	1,011

Changes in assets and liabilities:

Decrease (increase) in trade receivables	2,937	(3,868)

Decrease (increase) in inventory	630	(10,527)

Decrease in prepaids and other assets	139	160

Increase (decrease) in accounts payable and accrued expenses	5,720	3,614

Net cash provided by (used in) operating activities	8,477	(5,112)

Cash flows from investing activities:

Acquisitions of intangible assets	(472)	(227)

Acquisitions of property and equipment	(1,875)	(1,976)

Net cash used in investing activities	(2,347)	(2,203)

Cash flows from financing activities:

Proceeds from exercise of stock options	46	19

Proceeds from new Term Loan Facility	10,000	—

Proceeds from new FILO Facility	5,000	—

Repayment of Prior Term Loan	(12,500)	(1,125)

Net (repayment) borrowings on revolving facilities	(7,712)	7,861

Net cash (used in) provided by financing activities	(5,166)	6,755

Effect of exchange rate changes on cash and cash equivalents	(1,132)	62

Net decrease in cash and cash equivalents	(168)	(498)

Cash and cash equivalents, beginning of period	1,272	1,573

Cash and cash equivalents, end of period	$1,104	$1,075

Supplemental disclosure of cash flow information:

Cash paid for interest	$1,818	$2,106

Cash paid for income taxes	$236	$23

See notes to condensed consolidated financial statements.

SUMMER INFANT, INC.  AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.                                      BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The Company designs, markets and distributes branded juvenile health, safety and wellness products that are sold globally to large national retailers as well as independent retailers, primarily in North America. The Company currently markets its products in several product categories including monitoring, safety, nursery, baby gear, and feeding products. Most products are sold under our core brand names of Summer®, SwaddleMe®, Born Free®, and Kiddopotamus®.

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

Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon adoption and in subsequent periods. As of October 3, 2015 and January 3, 2015, the Company did not have any material uncertain tax positions. No interest and penalties related to uncertain tax positions were accrued at October 3, 2015 and January 3, 2015.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future.  Accordingly, actual results could differ from those estimates.

Net Income (Loss) Per Share

Basic earnings (loss) per share for the Company are computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share includes the dilutive impact of outstanding stock options and unvested restricted shares.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued new accounting guidance related to revenue recognition. This guidance was originally proposed to be effective for reporting periods beginning after December 15, 2016, however in July 2015, the FASB approved the delay in this guidance until reporting periods beginning after December 15, 2017.  The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements.

In April 2015, the FASB issues ASU 2015-03, “Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” This guidance requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability. This guidance is effective for fiscal years beginning after December 15, 2015. The Company has evaluated the impact this guidance will have on its consolidated financial statements and expects the impact to be immaterial.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory.” This guidance required inventory within the scope of ASU 2015-11 to be measured at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This guidance is effective for fiscal years beginning after December 15, 2016. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.

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

As of October 3, 2015, the base rate on loans was 4.0% and the LIBOR rate was 2.5%.  The amount outstanding on the Revolving Facility at October 3, 2015 was $39,430. Total borrowing capacity under the Revolving Facility at October 3, 2015 was $49,372 and borrowing availability was $9,942.  The amounts outstanding on the Term Loan Facility and FILO Facility at October 3, 2015 were $9,000 and $5,000, respectively.

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

The Credit Facility was evaluated, by lender, to determine the proper accounting treatment for the transaction. Accordingly, debt exitinguishment accounting was used to account for the pay off of the prior term loan agreement with Salus Capital Partners, LLC and for the pay off of a member of the prior credit facility with Bank of America who did not continue in the Credit Facility resulting in the write off of $549 in remaining unamortized deferred financing costs and $135 in termination fees. Debt modification accounting was used for the remaining members of the prior credit facility resulting in their remaining unamortized deferred financing costs of $601 and the new financing costs of $1,054 to be capitalized and amortized over the life of the new debt beginning in the second quarter of 2015.

Aggregate maturities of bank debt related to the Credit Facility are as follows:

Year ending:	2015	$500
	2016	3,250
	2017	4,500
	2018	3,250
	2019	2,000
	2020	39,930
	Total	$53,430

Lease Amendment

On May 13, 2015, Summer Infant (USA), Inc. (“Summer USA”), a wholly-owned subsidiary of the Company, entered into an amendment (the “Amendment”) to its lease dated March 24, 2009 (the “Lease”) with Faith Realty II, LLC (the “Landlord”), a company which is owned by Jason Macari, former CEO and director of Summer Infant, Inc. and his spouse. Pursuant to the terms of the original Lease, the Landlord leased the property located at 1275 Park East Drive, Woonsocket, Rhode Island to Summer USA for an annual rent of $390 for an initial seven-year term.  Pursuant to the Amendment, (i) the initial term of the Lease was extended for two additional years, such that the initial term now ends on March 31, 2018, and the term of the Lease may be extended at Summer USA’s election for one additional term of three years (rather than five years) upon twelve months’ prior notice, (ii) the annual rent for the last two years of the newly amended initial term was set at $429 and the annual rent for the extension period, if elected, was set at $468 and (iii) the Landlord agreed to provide an aggregate improvement allowance of not more than $78 for the newly amended initial term, to be applied against Summer USA’s monthly rent, and an additional improvement allowance of $234 for the extension term, if elected, to be applied against Summer USA’s monthly rent during such extension term. The Amendment was reviewed and approved by the audit committee because it was a related party transaction.

3.                                      INTANGIBLE ASSETS

Intangible assets consisted of the following:

	October 3,	January 3,
	2015	2015

Brand names	$14,812	$14,812
Patents and licenses	4,073	3,605
Customer relationships	6,946	6,946
Other intangibles	1,886	1,882
	27,717	27,245
Less: Accumulated amortization	(7,391)	(6,566)
Intangible assets, net	$20,326	$20,679

The amortization period for the majority of the intangible assets ranges from 5 to 20 years for those assets that have an estimated life; certain of the assets have indefinite lives (brand names). Total of intangibles not subject to amortization amounted to $12,308 as of October 3, 2015 and January 3, 2015.

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

On May 27, 2015, the Company filed a Complaint against Carol E. Bramson, Annamaria Dooley, Kenneth N. Price, Carson J. Darling, Dulcie M. Madden, and Bruce Work in the United States District Court for the District of Rhode Island (Civil Action No. 1:15-CV-00218-5-LDA).  The Complaint alleges theft and misappropriation of the Company’s confidential and proprietary trade secrets, intellectual property, and business, branding and marketing strategies.  Ms. Bramson is a former member of the Company’s Board of Directors and the Company’s former Chief Executive Officer, Ms. Dooley is the Company’s former Senior Vice President of Product Development, and Mr. Price is the former President of Global Sales & Marketing of the Company.  Mr. Darling and Ms. Madden are principals of Rest Devices, Inc., a former consultant to the Company (the “Rest Defendants”).  The Complaint alleges violation of trade secrets, misappropriation of confidential information, breaches of fiduciary duties by Mmes. Bramson and Dooley and Mr. Price, conversion, breaches of contract by Mmes. Bramson and Dooley and Mr. Price, tortious interference with employment agreements, consulting agreements, and prospective business relations, unjust enrichment and other related claims, and seeks injunctive relief, return of the Company’s confidential and proprietary information, as well as other relief including compensatory damages.

On June 23, 2015, the Rest Defendants filed a motion to dismiss the claims against them set forth in the Complaint, and the Company filed its opposition to the motion on July 3, 2015.  On July 3, 2015, Mr. Price filed a motion to dismiss the claims against him set forth in the Complaint, and the Company filed its opposition to the motion on July 20, 2015.  The Court has not yet ruled on Mr. Price’s motion to dismiss.  On July 3, 2015, Mmes. Bramson and Dooley filed an answer to the Complaint, and asserted counterclaims against the Company, including (i) a claim by Ms. Bramson for contractual indemnification and (ii) claims by Mmes. Bramson and Dooley for indemnification under the Company’s bylaws, tortious interference with prospective business relations, unfair and deceptive trade practices and abuse of process.  The Company filed a motion to dismiss certain counterclaims made by Mmes. Bramson and Dooley on July 27, 2015.  Mmes. Bramson and Dooley filed an opposition to the Company’s motion to dismiss their counterclaims on October 8, 2015, and the Company filed its reply on October 22, 2015.  The Court has not yet ruled on the Company’s motion to dismiss.  In August 2015, the Court granted Ms. Bramson’s motion for advancement of certain indemnification expenses.

On August 25, 2015, the Company and the Rest Defendants reached an agreement-in-principle with regard to a proposed settlement, and the Company subsequently withdrew its motion for a preliminary injunction.  Following negotiation, as of November 1, 2015, the Company and the Rest Defendants entered into a confidential settlement agreement (the “Settlement Agreement”) pursuant to which the Company and the Rest Defendants mutually released claims against each other, and the Company has voluntarily dismissed all claims in the Complaint against the Rest Defendants.

The Settlement Agreement did not release any claims against Mmes. Bramson or Dooley or Mr. Price, and the Company intends to continue to vigorously pursue this matter with respect to the remaining defendants and to protect its confidential and proprietary information.  The Company has incurred significant expenses related to this lawsuit to date and may continue to incur expenses related to this lawsuit. The Company is also reviewing its accounting treatment of $315 in capitalized technology development costs incurred during its consulting agreement with Rest Devices, Inc. in light of the Settlement Agreement. The Company cannot predict the outcome of this lawsuit or for how long it will remain active.

5.                                      SHARE BASED COMPENSATION

The Company is authorized to issue up to 3,000,000 shares for equity awards under the Company’s 2006 Performance Equity Plan (“2006 Plan”) and 1,700,000 shares for equity awards under the Company’s 2012 Incentive Compensation Plan (“2012 Plan”). The Company’s stockholders approved an increase in the number of shares available under the 2012 Plan from 1,100,000 to 1,700,000 shares on August 4, 2015.

Under the 2006 Plan and 2012 Plan, awards may be granted to participants in the form of non-qualified stock options, incentive stock options, restricted stock, deferred stock, restricted stock units and other stock-based awards. Subject to the provisions of the plans, awards may be granted to employees, officers, directors, advisors and consultants who are deemed to have rendered or are able to render significant services to the Company or its subsidiaries and who are deemed to have contributed or to have the potential to contribute to the Company’s success. The Company accounts for options under the fair value recognition standard. The application of this standard resulted in share-based compensation expense for the three months ended October 3, 2015 and September 30, 2014 of $280 and $468, respectively, and share-based compensation expense for the nine months ended October 3, 2015 and September 30, 2014 of $700 and $1,011, respectively. Share based compensation expense is included in selling, general and administrative expenses.

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

As of October 3, 2015, there were 2,005,533 stock options outstanding and 234,268 unvested restricted shares outstanding.

During the nine months ended October 3, 2015, the Company granted 485,750 stock options and granted 216,135 shares of restricted stock. The following table summarizes the weighted average assumptions used for stock options granted during the periods ended October 3, 2015 and September 30, 2014.

	2015	2014
Expected life (in years)	5.3	5.3
Risk-free interest rate	1.6%	1.7%
Volatility	67.4%	67.0%
Dividend yield	0.0%	0.0%
Forfeiture rate	16.5%	13.3%

As of October 3, 2015, there are 139,961 shares available to grant under the 2006 Plan and 806,000 shares available to grant under the 2012 Plan.

6.                                      WEIGHTED AVERAGE COMMON SHARES

Basic and diluted earnings or loss per share (“EPS”) is based upon the weighted average number of common shares outstanding during the period.  The Company does not include the anti-dilutive effect of common stock equivalents, including stock options, in computing net income (loss) per diluted common share. The computation of diluted common shares for the three months and nine months ended October 3, 2015 excluded 2,005,533 stock options and 234,268 shares of restricted stock outstanding.

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

ITEM 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking information and statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All forward-looking statements included in this document are based on information available to us on the date hereof. It is important to note that our actual results could differ materially from those projected in such forward-looking statements contained in this Quarterly Report on Form 10-Q. These forward-looking statements include statements concerning our expectations regarding our business strategy and future growth and profitability; our ability to deliver high quality, innovative products to the marketplace; our ability to maintain and build upon our existing customer and supplier relationships; our ability to build awareness of our core brands; our ability to manage expenses and reduce costs; and our ability to realize savings from our amended credit facility. These statements are based on current expectations that involve numerous risks and uncertainties.  These risks and uncertainties include the concentration of our business with retail customers; the financial status of our customers and their ability to pay us in a timely manner; our ability to introduce new products or improve existing products that satisfy consumer preferences; our ability to develop new or improved products in a timely and cost-efficient manner; our ability to compete with larger and more financially stable companies in our markets; our ability to comply with financial and other covenants in our debt agreements; our dependence on key personnel; our reliance on foreign suppliers and potential disruption in foreign markets in which we operate; increases in the cost of raw materials used to manufacture our products; compliance with safety and testing regulations for our products; increases in legal expenses and costs associated with ongoing litigation; product liability claims arising from use of our products; unanticipated tax liabilities; an impairment of other intangible assets; and other risks as detailed in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended January 3, 2015  and subsequent filings with the Securities and Exchange Commission. All these matters are difficult or impossible to predict accurately, many of which may be beyond our control. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate.

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

In 2014, our Board of Directors approved a change in our fiscal year, from a fiscal year ending on December 31 of each calendar year to a fiscal year ending on the Saturday closest to December 31 of each calendar year. This change was effective with the 2014 fiscal year. The following discussions compare the unaudited periods of the first, second, and third quarters of 2015 ended April 4, 2015 and July 4, 2015, and October 3, 2015, respectively, to our fiscal 2014 first, second, and third quarters ended March 31, 2014 and June 30, 2014, and September 30, 2014,  respectively. As a result of the change in our fiscal year end, the quarterly periods of our newly adopted fiscal year do not entirely coincide with the historical quarterly periods that we had previously reported. We believe the comparative information provided for the three-month period and the nine-month period ended September 30, 2014 provides a meaningful comparison to the three-month period and the nine-month period ended October 3, 2015 and there are no factors, seasonal or otherwise, that materially impact the comparability of information or trends.

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

During the third quarter of 2015, we continued to focus on our core product offerings, phasing out less profitable categories, liquidating related inventory, and improving our balance sheet and working capital positions. As we executed these initiatives, sales declined for the three months ended October 3, 2015 by 1.6% and increased 0.4% for the nine months ended October 3, 2015 and the liquidation of related inventory combined with the unfavorable effect of currency exchange rates (primarily on Canadian sales) led to gross margin declines of 6.0% and 8.2%, respectively, as compared to the same prior year periods.  We do not expect that these efforts will continue to negatively impact our income statement in fourth quarter as they did in the second and third quarter.

Excluding $11,681 and $5,427 of sales related of non-core business in licensed, private label, and furniture sales for the first nine months of 2014 and 2015 as well $2,466 of unfavorable foreign exchange impact on our international sales on a constant currency basis, our core branded sales increased by 6.6%. This increase in our core branded business, namely our Summer®, SwaddleMe®, and BornFree® branded products, was primarily attributable to increased sales of our 3D Lite™ Convenience Strollers, Pop n Play Portable Playards, gates and bath products. Constant currency basis is determined by applying a fixed exchange rate, calculated as the 12-month average in 2014, to the current local currency sales amounts, with the difference in reported sales being attributable to currency.

General and administrative expenses were negatively inflated during the first nine months of 2015 by legal costs associated with a complaint filed on May 27, 2015 as further described below under “Legal Proceedings” (the “Complaint”), added costs associated with the port slowdown in the first quarter, employee terminations, and investment in marketing and new product development.  As a result, we ended the first nine months of 2015 with a net loss of $0.30 per share.

As we continue to work to improve our balance sheet and improve working capital, we have reduced excess inventory, including selling inventory at below cost, which has negatively impacted our income statement and depressed margins in the second and third quarter. We also continue to focus on our core categories and phase out less profitable categories.  We do not expect that the above efforts will continue to negatively impact our income statement in fourth quarter as they did in the second and third quarter.  However, we do expect to continue to incur legal expenses in connection with the Complaint, albeit at a lower level than in the second and third quarters, which will increase our general and administrative expenses. We cannot predict the outcome of this lawsuit or for how long it will remain active.  In July, we initiated cost reduction efforts to partially offset these losses.

Summary of Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates during the three months ended October 3, 2015 from our critical accounting policies and estimates disclosed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended January 3, 2015.

Results of Operations

	For the three months ended		For the nine months ended
	(Unaudited)		(Unaudited)
	October 3, 2015	September 30, 2014	October 3, 2015	September 30, 2014
Net sales	$50,205	$51,020	$155,025	$154,390
Cost of goods sold	34,600	34,420	108,674	103,897
Gross profit	15,605	16,600	46,351	50,493
General & administrative expense	12,953	10,107	35,235	29,503
Selling expense	4,119	4,456	13,295	13,742
Depreciation and amortization	1,275	1,369	3,927	4,132
Operating (loss) income	(2,742)	668	(6,106)	3,116
Interest expense, net	589	870	2,753	2,571
(Loss) income before (benefit) provision for income taxes	(3,331)	(202)	(8,859)	545
(Benefit) provision for income taxes	(1,500)	(64)	(3,313)	179
Net (loss) income	$(1,831)	$(138)	$(5,546)	$366

Three Months ended October 3, 2015 compared with Three Months ended September 30, 2014

Net sales declined 1.6% from $51,020 for the three months ended September 30, 2014 to $50,205 for the three months ended October 3, 2015, primarily as a result of our exiting non-core business in licensed, private label, and furniture categories as well as the unfavorable effect of a strengthening U.S. dollar. Excluding $2,733 and $1,530 of sales related of non-core business in licensed, private label, and furniture sales in fiscal 2014 and 2015, respectively, as well as $838 unfavorable foreign exchange effect on a constant currency basis,  our core branded sales increased by 2.5% in the third quarter of 2015. This increase in our core branded business, namely our Summer®,

SwaddleMe®, and BornFree® branded products, was primarily attributable to increased sales of our 3D Lite™ Convenience Strollers,  gates, and bath products.

Cost of goods sold included the cost of the finished product from suppliers, duties on certain imported items, freight-in from suppliers, and miscellaneous charges. The components of cost of goods sold remained relatively the same for the quarter ended October 3, 2015 as compared to the quarter ended September 30, 2014.

Gross profit decreased 6.0% from $16,600 for the quarter ended September 30, 2014 to $15,605 for the quarter ended October 3, 2015. Gross margin decreased from 32.5% for the quarter ended September 30, 2014 to 31.1% for the quarter ended October 3, 2015. The decline in gross margin dollars and as a percent of sales was primarily due to $103 in losses on the sale of inventory below cost relating to our bank-approved inventory reduction plan, $215 of inventory charges taken as we completed our exit of the furniture category, $280 in temporary additional costs due to inventory mix changes in our west coast distribution center, and a $536 unfavorable foreign exchange effect on a constant currency basis, primarily due to the decline in the value of the Canadian dollar. Excluding the impact of the above charges, gross margin as a percent of net sales for the third quarter of 2015 would have been 33.8%.

General and administrative expenses increased 28.2% from $10,107 for the quarter ended September 30, 2014 to $12,953 for the quarter ended October 3, 2015. General and administrative expenses also increased as a percent of sales from 19.8% for the quarter ended September 30, 2014 to 25.8% for the quarter ended October 3, 2015. The increase in general and administrative expense dollars and as a percent of net sales was primarily attributable to $3,720 of legal costs incurred in connection with the Complaint, as further described below under “Legal Proceedings.” Excluding these legal fees, general and administrative expenses would have been $9,233 for the 2015 quarter, down 8.6% from prior year quarter and 18.4% as a percent of sales.

Selling expenses decreased 7.6% from $4,456 for the quarter ended September 30, 2014 to $4,119 for the quarter ended October 3, 2015. Selling expenses also decreased as a percent of sales from 8.7% for the quarter ended September 30, 2014 to 8.2% for the quarter ended October 3, 2015. This decrease in dollars and as a percent of sales for the quarter ended October 3, 2015 was primarily attributable to lower sales during the quarter as well as cost controls implemented over retailer programs such as cooperative advertising and lower royalty costs under licensing agreements as part of discontinuing certain licensing arrangements.

Depreciation and amortization decreased 6.9% from $1,369 in the quarter ended September 30, 2014 to $1,275 for the quarter ended October 3, 2015. The decrease in depreciation is attributable to a reduction in capital investment partially offset by higher amortization on new finite-lived intangible capitalized assets.

Interest expense decreased 32.3% from $870 in the quarter ended September 30, 2014 to $589 for the quarter ended October 3, 2015. The Company refinanced its credit facilities in April of this year which has resulted in lower interest rates on our credit facilities.

For the quarter ended September 30, 2014, we recorded a $64 tax benefit for income taxes on $202 of pretax loss, reflecting an estimated 31.7% tax rate for the quarter. For the quarter ended October 3, 2015, we recorded a $1,500 tax benefit on $3,331 of pretax loss for the quarter, reflecting an estimated 45.0% tax rate for the quarter. The increase in the rate for 2015 is primarily attributable to the increase in pretax loss for the quarter.

Nine Months ended October 3, 2015 compared with Nine Months ended September 30, 2014

Net sales increased 0.4% from $154,390 for the nine months ended September 30, 2014 to $155,025 for the nine months ended October 3, 2015, as net sales were impacted by our focus on our core branded business and exiting non-core business in licensing, private label, and furniture categories, as well as the unfavorable effect of a strengthening U.S. dollar. Excluding $11,681 and $5,427 of sales related to non-core business in licensed, private label, and furniture sales in fiscal 2014 and 2015, respectively, as well as $2,466 unfavorable foreign exchange effect on a constant currency basis, our core branded sales increased by 6.6% in the 2015 period. This increase in our core branded business, namely our Summer®, SwaddleMe®, and BornFree® branded products, was primarily attributable to increased sales of our 3D Lite™ Convenience Strollers, Pop n Play Portable Playards, gates and bath products.

Cost of goods sold included the cost of the finished product from suppliers, duties on certain imported items, freight-in from suppliers, and miscellaneous charges. The components of cost of goods sold remained relatively the same for the nine months ended October 3, 2015 as compared to the quarter ended September 30, 2014.

Gross profit decreased 8.2% from $50,493 for the nine months ended September 30, 2014 to $46,351 for the nine months ended October 3, 2015. Gross margin decreased from 32.7% for the nine months ended September 30, 2014 to 29.9% for the nine months ended October 3, 2015. The decline in gross margin dollars and as a percent of sales was primarily due to $1,877 in losses on the sale of inventory below cost relating primarily to our bank-approved inventory reduction plan, $949 inventory charges taken as we completed our exit of the furniture category, $312 in temporary additional costs due to inventory mix changes in our west coast distribution center, and a $1,535 unfavorable foreign exchange effect on a constant currency basis, primarily due to the decline in the value of the Canadian dollar. Excluding the impact of the above charges, gross margin as a percent of net sales for the nine months of 2015 would have been 33.6%.

General and administrative expenses increased 19.4% from $29,503 for the nine months ended September 30, 2014 to $35,235 for the nine months ended October 3, 2015. General and administrative expense increased as a percent of sales from 19.1% for the nine months ended September 30, 2014 to 22.7% for the nine months ended October 3, 2015. The increase in general and administrative expense dollars and as a percent of net sales is primarily attributable to $5,329 in legal costs incurred incurred in connection with the Complaint, as further described below under “Legal Proceedings,” an employee termination that was settled in the second quarter of 2015, as well as additional costs incurred in the first quarter of 2015 to manage operations during the recent west coast port slowdown and ongoing investments in marketing and new product development.

Selling expenses decreased 3.3% from $13,742 for the nine months ended September 30, 2014 to $13,295 for the nine months ended October 3, 2015. Selling expenses also decreased as a percent of sales from 8.9% for the nine months ended September 30, 2014 to 8.6% for the nine months ended October 3, 2015. This decrease in dollars and as a percent of sales for the nine months ended October 3, 2015 was primarily attributable to continuing cost controls implemented over retailer programs such as cooperative advertising and lower royalty costs under licensing agreements as part of discontinuing certain licensing arrangements.

Depreciation and amortization decreased 5.0% from $4,132 in the nine months ended September 30, 2014 to $3,927 for the nine months ended October 3, 2015. The decrease in depreciation is attributable to a reduction in capital investment partially offset by higher amortization on new finite-lived intangible assets capitalized.

Interest expense increased 7.1% from $2,571 in the nine months ended September 30, 2014 to $2,753 for the nine months ended October 3, 2015. The Company refinanced its credit facilities in April of this year which resulted in lower interest rates on our new credit facilities. However, the refinancing resulted in a non cash write off of $685 of past unamortized financing fees and termination fees.

For the nine months ended September 30, 2014 , we recorded a $179 tax provision for income taxes on $545 of pretax income for the period resulting in an estimated tax rate of 32.8% for the period. For the nine months ended October 3, 2015, we recorded a $3,313 tax benefit on $8,859 of pretax loss for the period resulting in an estimated tax rate of 37.4% for the period. The increase in the rate for 2015 is primarily attributable to the increase in pretax loss for the period.

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

For the nine months ending October 3, 2015, net cash provided by operating activities totaled $8,477. For the nine months ended September 30, 2014, net cash used by operating activities totaled $5,112. The increase in net cash generated from operating activities for the nine months ended October 3, 2015 as compared to the same period in the prior year is primarily attributable to a reduction in inventory of $5,058.

For the nine months ended October 3, 2015, net cash used in investing activities was approximately $2,347. For the nine months ending September 30, 2014, net cash used in investing activities was $2,203. The use of cash in both periods was primarily for tooling and technology related to new product introductions.

For the nine months ended October 3, 2015, net cash used in financing activities was approximately $5,166, reflecting the use of proceeds from operating activities as well as $10,000 from our new Term Loan Facility, and $5,000 from our new FILO Loan Facility to repay $12,500 of our prior Term Loan and $7,712 of our revolving credit facilities. For the nine months ended September 30, 2014, net cash provided by financing activities was $6,755. These funds were used to pay for the added inventory during the nine months ended September 30, 2014.

Based primarily on the above factors, net cash decreased for the nine months ended October 3, 2015 by $168, resulting in a cash balance of approximately $1,104 at October 3, 2015.

Capital Resources

In addition to operating cash flow, we also rely on our asset-based revolving credit facility with Bank of America, N.A. to meet our financing requirements, which are subject to changes in our inventory and account receivable levels, and which we amended and restated in April 2015. We regularly evaluate market conditions, our liquidity profile, and various financing alternatives for opportunities to enhance our capital structure. Based on past performance and current expectations, we believe that our anticipated cash flow from operations and availability under our existing credit facility are sufficient to fund our working capital, capital expenditures and debt service requirements for at least the next 12 months.

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

Credit Facilities

The following is a summary of our credit facility currently in place. Additional information about the credit facility and our prior credit facility may be found in Note 2 to our Condensed Consolidated Financial Statements included in this report.

In April 2015, we and our wholly owned subsidiary, Summer Infant (USA), Inc., entered into an amended and restated loan and security agreement with Bank of America, N.A., as agent, providing for an asset-based credit facility (the “Credit Facility”).  The Credit Facility replaced our prior credit facility with Bank of America.  The Credit Facility consists of a $60,000 asset-based revolving credit facility, with a $10,000 letter of credit sub-line facility (the “Revolving Facility”), a $5,000 “first in last out” (FILO) revolving credit facility (the “FILO Facility”) and a $10,000 term loan facility (the “Term Loan Facility”).  The total borrowing capacity under the Revolving Facility is based on a borrowing base, generally defined as 85% of the value of eligible accounts plus the lesser of (i) 70% of the value of eligible inventory or (ii) 85% of the net orderly liquidation value of eligible inventory, less reserves.  The total borrowing capacity under the FILO Facility is based on a borrowing base, generally defined as a specified percentage of the value of eligible accounts that steps down over time, plus a specified percentage of the value of eligible inventory that steps down over time.

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

Under the Credit Facility, we must comply with certain financial covenants, including that we (i) maintain a fixed charge coverage ratio of at least 1.0 to 1.0 for the twelve consecutive fiscal months most recently ended and (ii) beginning with the quarter ending July 4, 2015, maintain a certain leverage ratio for each fiscal quarter.  For purposes of the financial covenants, consolidated EBITDA is defined as net income before interest, taxes, depreciation and amortization, plus certain customary expenses, fees, non-cash charges and up to $2,000 of specified inventory dispositions, and minus certain customary non-cash items increasing net income and other specified items.

The amount outstanding on the Revolving Facility at October 3, 2015 was $39,430. Total borrowing capacity under the Revolving Facility at October 3, 2015 was $49,372 and borrowing availability was $9,942.  The amounts outstanding on the Term Loan Facility and FILO Facility at October 3, 2015 were $9,000 and $5,000, respectively.

We were in compliance with the financial covenants under the Credit Facility as of October 3, 2015.

ITEM 3.                        Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are not required to provide the information requested by this Item.

ITEM 4.                        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as of October 3, 2015.  Our Chief Executive Officer and our Chief Financial Officer have concluded, based on this evaluation, that our controls and procedures were effective as of October 3, 2015.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.                        Legal Proceedings

The information set forth in Note 4, Commitments and Contingencies, under Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 1A.               Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended January 3, 2015 and in our Quarterly Report on Form 10-Q for the firscal quarter ended July 4, 2015.

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

Summer Infant, Inc.

Date: November 4, 2015	By:	/s/ Robert Stebenne
Robert Stebenne
Principal Executive Officer

Date: November 4, 2015	By:	/s/ William E. Mote, Jr.
William E. Mote, Jr.
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	2012 Incentive Compensation Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed on August 5, 2015)

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document