Form 10-K
period 2016-01-02
Summer Infant, Inc.
filed 2016-02-24
CIK 1314772

Use these links to rapidly review the document

Index to Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2016
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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates as of June 30, 2015, was $23.5 million. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

         The number of shares issued and outstanding of the registrant's common stock as of February 17, 2016 was 18,639,407 (excluding unvested restricted shares that have been issued to employees).

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Proxy Statement for its 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

        We operate in one principal industry segment across geographically diverse marketplaces, selling our products globally to large, national retailers as well as independent retailers, and on the internet through third-party websites and our own summerinfant.com website. In North America, our customers include Babies R Us, Wal-Mart, Amazon, Target, Buy Buy Baby, Burlington Coat Factory, Kmart, Home Depot, and Lowe's. Our largest European-based customers are Mothercare, Toys R Us, Argos and Tesco. We also sell through international distributors, representatives, and to select international retail customers in geographic locations where we do not have a direct sales presence.

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

Strategic Priorities

        We seek to become a global, leading juvenile products company by providing a full range of innovative, high quality, high value products that meet the demands of parents. We have identified the following key strategic priorities that we believe will support our future growth:

  •
  Continue to innovate.  We continuously seek to create innovative solutions for consumers whose lifestyles demand high quality, long lasting, and safe products. We believe the nursery of the future will be a "connected" nursery, providing parents with continual access to information about their child. We expect to launch a revolutionary line of products under the Summer Smart™ line that work together in concert to provide parents information that will allow them to better predict and respond to their baby's needs. To the extent it is consistent with our strategy, we may collaborate with third parties in developing new products or acquiring new products.

  •
  Increase consumer connectivity with our Company.  We focus our efforts on getting to know consumers' routines and lifestyles. By developing in-depth knowledge of their needs, we seek to deliver high quality, innovative products to the marketplace. In fiscal 2015, we conducted research that focused on the New Millennial Parent, to better understand their shopping habits, preferred brands, attitudes, and specific needs as they enter parenthood. From that research, we have worked to improve our core brands of Summer Infant®, SwaddleMe®, and Born Free® and reintroduced a new play brand, Kiddopotamus®. Through focus groups, on-line surveys, and test marketing, we continually evaluate consumer reactions to our products. We also take a strategic approach to setting price points, which provides us the opportunity to create products that appeal to different categories of end consumers and classes of trade. In addition, we seek to improve the customer experience in stores and online.

  •
  Increase awareness of our brands.  Historically, we marketed products under our own brands, under license agreements for other brands, and under private label agreements. In fiscal 2015, we shifted our focus to strengthening our strong portfolio of core brands of Summer Infant®, the empowering brand that reminds parents that "You Were Born For This™," SwaddleMe®, the premier safe sleep brand that encourages "Safer Sleep. Brighter Days™," Born Free® providing nurturing support for healthy families to "Bottle Your Love™," and new to market Kiddopotamus®, designed to inspire "Gigantic Little Moments™" between babies and parents who love them. Aligning our core brands with our target market values, we seek to deliver a unique line look, brand voice, and product line that will further increase awareness and drive brand affinity.

  •
  Maintain and grow our partnerships.  We have long-standing relationships and strong partnerships with our brick and mortar and e-commerce retail customers and suppliers that provide us the flexibility needed to engineer our products in a cost-efficient manner and to respond quickly to customer demands. We will continue to focus on strengthening these existing relationships to increase our presence in stores, online and in new geographic locations. In specialty retail, we are seeking to add retailers and distributors to target markets where we do not currently have a presence. In addition, we are continuing to expand our business internationally. In fiscal 2015, we added a new Chinese distributor to address the forecasted demand due to the one-child policy being lifted in China and position us for potential growth in this market.

        By focusing on these key strategic priorities, we expect to drive future sales growth, improve profitability and our return on capital, and further develop and strengthen our relationships with our suppliers, our customers and the consumers who use our products.

Products

        We currently market over 1,100 products in several product categories including monitoring, safety, nursery, baby gear, and feeding products. Our portfolio of strong brands, under which we market all of our core products, includes Summer Infant®, Born Free®, SwaddleMe®, and Kiddopotamus®. No single product generated more than 10% of sales for the 2015 fiscal year ended January 2, 2016 ("fiscal 2015").

        Anchor products in our product categories include the following:

Monitoring	Safety	Nursery	Baby Gear	Feeding Products
Wi-Fi/Internet	Gates	Swaddle	Strollers	Bottles
Video	Bath	Travel Accessories	Bassinets	Drinking Cups
Audio	Potties	Safe Sleep	High Chairs	Bibs & Placemats
Prenatal	Boosters	Soothers	Playards	Electronics
	Super Seats			Pacifiers
Entertainers
Infant Massage

Monitoring

        Our monitors were first introduced in 2001 and are characterized by premium quality, ease of use, and innovative features. Currently, we offer audio, video, internet viewable monitors, and a new wearable monitor marketed under the Summer Infant® brand. Our monitors feature high quality components, intended to fulfill the desire for consumers to connect with baby at any time or place. In fiscal 2015, we introduced our SharpView HD Monitor series and in fiscal 2016 we expect to launch our WiFi 3.0 monitor to anchor our Summer Smart™ Nursery line launch. Additionally, we have just launched our award winning Babble Band™, the first ever wearable audio monitor which became available to consumers in the first quarter of 2016. Also new in fiscal 2016, designed for parents that are on-the-go, the Liv Cam™ is a portable battery operated baby monitor that streams live video directly to smart devices without wifi or cellular service.

Safety

        Our safety line encompasses gates and home safety products, potties, bath, positioners, and infant health. We are a North American market leader in the gate category, with a product range of 30 gates covering all key consumer price points. In fiscal 2014, we introduced an innovative retail merchandising solution, a safety gate selector tool. This online tool was initially created to facilitate selection of a safety gate to meet the particular needs of the consumer with regard to space (size and location) as well as installation considerations (bannisters, baseboards, walls), and reduce the number of returned or damaged goods. Its success led us to further develop the selector for our retailers as an in-store sales tool and merchandising solution. We also launched our HomeSafe by Summer line of home safety products, which presents an increased opportunity to expand distribution into the home center and pet care channels as well as offer channel strategy within our existing retail channels. In fiscal 2015, we redefined the potty category with the launch of the My Size Potty™. This potty has disrupted a heavily licensed category by introducing a fresh clean looking potty that mimics the adult toilet while still offering a cute giggle reward for child.

        We first entered the infant bathing category in 2002, and we have continued to create innovative and safe solutions for bathing baby. In fiscal 2014, we introduced several new platforms developed as the result of consumer insights, including the Keep Me Warm Baby Bath, which is designed to increase baby's comfort by delivering a warm flow of water over baby's back during bath time. In fiscal 2015, we expanded our offering in the Keep Me Warm Baby Bath platform by offering a new Warming Waterfall Bather.

        In fiscal 2016, we expect to launch a new line, Baby My Baby™, which offers parents new platforms to engage in the benefits of infant massage. Aligning ourselves with partners such as Infant Massage USA and BabyGanics, we have been able to develop this new category within juvenile. As a natual extension to our luxury bath, our Baby My Baby™ subbranded line of infant massage products, will be the first hard goods introduced to market that allows parents to perform infant massage techniques comfortably and safely. These products provide massage pads, lotions/oils, an infant massage guide, as well as a free app that will allow parents to learn, perform, and engage with the infant massage community.

Nursery

        Our nursery line includes our core brand of SwaddleMe® wearable blankets as well as travel accessories, soothers, and bedding. Acquired in 2008, SwaddleMe® continues to be a brand synonymous with infant safe sleep. In fiscal 2015, we refreshed this popular line which allowed us to expand our channels of trade as well as our selection of product in this growing category. In late fiscal 2014, we announced our co-branded partnership with Little Me®, a premier newborn and infant clothing brand. The new co-branded product line was launched in mid-2015 and provides us with the opportunity to broaden the presence of the SwaddleMe®, brand into high-end department stores and premium specialty retailers.

Baby Gear

        Since the introduction of the Bouncy Seat in 1985, our first product, we have expanded our baby gear category to include high chairs, playards, bassinets, and strollers. Following on the success of our 3D lite™ Convenience Stroller in fiscal 2014, we expanded this line in fiscal 2015 with lightweight, affordable, feature rich strollers including the 3D-one™ and 3D flip™. In 2016, we expect to launch our first dual stroller, the 3Dtwo™. This stroller was developed based upon demand from end consumers and offers stadium seating for 2 children as well as offering the features expected from the 3D line: compact fold, light weight frame, and endless convenience features.

        Our Pop 'n Play Portable Playard was introduced to market in fiscal 2014 driven from consumer insights on their "on-the-go" lifestyles. Compact, foldable, lightweight and portable, the Pop 'n Play Portable Playard has been well received. In fiscal 2015, we expanded the line to include a portable booster, high chair, and entertainer and launched a new sub-brand for the collection, POP (portable on-the-go products).

Feeding Products

        We acquired the Born Free® brand in 2011 to provide calm, safe feeding solutions. The premium Born Free® Bottle continues to be the core product in the feeding category that has evolved to include pacifiers, drinking cups, bibs, and electronics. Our Born Free® line will be undertaking a brand refresh in fiscal 2016 in order to continue to meet our mission to help healthy families grow with fewer worries and more smiles. In addition, in the first quarter of fiscal 2016, we launched a revolutionary new bottle, Breeze™, which we believe features the only 2 piece design bottle in the marketplace today.

  Product Development and Design

        Innovation drives our product development, a critical element of our strategy. We strive to produce proprietary products that offer distinctive benefits, are visually appealing, and provide caring solutions to the consumer. Our retail customers are strategically motivated to buy innovative products to provide differentiation from their competitors.

        We design the majority of our products at our Rhode Island headquarters. We also have development efforts in China and the United Kingdom. If consistent with our strategy, we may also collaborate with third parties in the development of products, license technologies or acquire new products from third parties. In addition to new product development, we continuously look for ways to improve upon existing products based on consumer insights with a strong focus on the end-user experience and product safety. New product introductions provide opportunities for improved pricing and product margins.

        We engage in market research and test marketing to evaluate consumer reactions to our products, both pre- and post-production. Our product development team and sales force are essential in researching consumer buying trends and analyzing information from retail stores, customer surveys, focus groups, on-line surveys, industry experts and vendor recommendations. We continually evaluate our products to determine whether they should be upgraded, modified, or replaced.

Suppliers and Manufacturing

        The majority of our products are manufactured in Asia (primarily China). We also use several manufacturers in the United States for certain injection-molded products, including bath tubs, potty seats and booster seats, which together account for approximately 17% of our annual sales in fiscal 2015.

        We are not dependent on any one supplier because we use many different manufacturers and we own the tooling and molds used for our products. Our Hong Kong subsidiary provides us with an Asian sourcing presence and the ability to oversee quality, electronic engineering and other issues that may arise during production. Generally, we buy finished goods from manufacturers, and thus do not directly procure raw materials for product manufacturing. Historically, we have not experienced any significant disruption of supply as a result of raw material shortages or other manufacturing factors, but there is the possibility that shortages could occur in the future based on a variety of factors beyond our control.

        Transportation of Asian-made goods to our warehouses typically takes three to four weeks. We also utilize a direct import program, to reduce costs and shipping time to certain customers. We maintain our inventory at warehouses located in the United States, Canada, Australia, and the United Kingdom. Most of our customers pick up their goods at our warehouses. We also use UPS and other common carriers to arrange shipments to customers (primarily smaller retailers and specialty stores) that request such arrangements.

Sales and Marketing

        Our products are largely marketed and sold through our own direct global sales force of industry experienced professionals. We have also established a strong network of independent manufacturers' representatives and distributors to provide sales and customer service support for the remaining portion of North American and international sales. E-commerce sales have continued to grow in recent years consistent with increased online shopping by consumers.

        Sales are recognized upon transfer of title of product to our customers and are made utilizing standard credit terms of 30 to 60 days. We generally accept returns only for defective merchandise.

        Marketing, promotion and consumer education are key elements in the juvenile products industry. Historically, a significant percentage of our promotional spending has been structured in coordination with our large retail partners. In fiscal 2015, we focused more of our spending on awareness and outreach programs to both our retail partners and our end-use consumers. In further support of this communication effort, we continue to improve the functionality and capabilities of our website and develop merchandising solutions to improve the overall experience for consumers.

        In addition, we will continue to support the promotion and presence of Summer Infant®, SwaddleMe®, Born Free®, and Kiddopotamus® branded products in the marketplace with participation at select industry trade shows, trade and consumer advertising, as well as enhanced digital promotion activities.

        Customer service is a critical component of our marketing strategy. We maintain an internal customer service department that responds to customer inquiries, investigates and resolves issues, and is generally available to assist customers and consumers during business hours.

Competition

        The juvenile product industry has many participants, none of which has dominant market share, though certain companies may have disproportionate strength in certain product categories. We compete with a number of different companies in a variety of categories, although there is no single company that competes with us across all of our product categories. Our largest direct competitors are Dorel Industries (including Safety 1st and Cosco brands), Fisher-Price (a subsidiary of Mattel, Inc.), The First Years (a subsidiary of Tomy Corporation), Graco (a subsidiary of Newell Rubbermaid), Evenflow (a subsidiary of Goodbaby International Holdings, Ltd), Motorola (a licensed brand of Binatone Communications Group), KidCo, Inc., and Munchkin.

        The primary methods of competition in the industry consist of product innovation, brand positioning, quality, price, and timely distribution. Our competitive strengths include our ability to develop innovative new products, brand awareness, our relationships with major retailers, and the quality and pricing of our products.

Intellectual Property

        We rely on a combination of patents, licenses and trade secrets to protect our intellectual property. Our patents currently in effect include various design features related to safety gates, bouncers, and bathers, with several other patents under review by the United States Patent and Trademark Office (USPTO). These patents expire at various times during the next 20 years. We also have license agreements in place related to the use of patented technology owned by third parties in certain of our products. In certain circumstances, we will partner with third parties to develop proprietary products.

Customers

        Sales to our top seven customers together comprised more than 73% of our sales in fiscal 2015 and 74% of our sales in fiscal 2014. These customers include Babies R Us/Toys R Us, Wal-Mart, Amazon, Target, Buy Buy Baby, K-Mart, and Burlington Coat Factory. Of these customers, four generated more than 10% of sales for fiscal 2015: Babies R Us/Toys R Us (23%), Walmart (14%), Amazon.com (14%) and Target (12%). In fiscal 2014, four customers generated more than 10% of sales: Babies R Us/Toys R Us (27%), Walmart (14%), Amazon (11%) and Target (11%).

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

Geographic Regions

        North America accounted for approximately 91% of our total net sales in both fiscal 2015 and fiscal 2014. Remaining sales were in the United Kingdom and other geographic regions. We maintain sales, marketing, and distribution offices in Canada, Australia, and England, which services the United Kingdom and other parts of Europe. We also maintain a product development, engineering and quality assurance office in Hong Kong.

Regulatory Matters

        Each of our products is designed to comply with all applicable mandatory, voluntary and industry safety standards. In the USA, these safety standards are promulgated by federal, state and independent agencies such as the US Consumer Product Safety Commission, ASTM, Juvenile Products Manufacturers Association, Federal Communications Commission, the US Food and Drug Administration and various states Attorney General and state regulatory agencies. All products are independently tested, by third party laboratories accredited by the Consumer Product Safety Commission, to verify compliance to applicable safety standards. A similar approach is used to design and test products sold globally.

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

Employees

        As of January 2, 2016, we had 197 employees, 192 who were full time employees, and 101 of whom work in our headquarters in Rhode Island.

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

        We rely on a relatively small base of retail customers to sell the majority of our products. In fiscal 2015, Babies R Us/Toys R Us accounted for 23% of our total sales, and three other customers each accounted for more than 10% of our sales. In addition, seven customers accounted for 73% of our total sales. If one or more of these customers were to experience difficulties in fulfilling their obligations to us, cease doing business with us, significantly reduce the amount of their purchases from us, favor competitors, increase their direct competition with us by expanding their private-label business, change their purchasing patterns, change the manner in which they promote our products, or return a substantial amount of our products, it could significantly harm our sales, profitability and financial condition.

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

        Our business places stringent demands on our inventory forecasting and production planning processes. This inventory management approach may be particularly challenging when combined with "just-in-time" inventory management systems commonly used by retailers to minimize their inventory levels. If we fail to meet tight shipping schedules, we could damage our relationships with retailers, increase our shipping costs or cause sales opportunities to be delayed or lost. To deliver our merchandise on a timely basis, we need to maintain adequate inventory levels of the desired products. This approach requires us to begin to place orders for components for certain products up to a year in advance, and we procure a significant amount of product months in advance of certain time periods. At the time we place factory orders, we may not have firm orders from retailers or a complete understanding of what consumer demand for those products will be. If our inventory forecasting processes are not accurate, it may result in inventory levels in excess of the levels forecasted and we may not have sufficient space at our main distribution center to accommodate excess inventory. As a result, we could be required to record inventory write-downs for excess and obsolete inventory, and/or incur additional expense for storage of excess inventory, which would adversely affect our operating results. In addition, if our processes result in our inventory levels being too low to meet customer demand, we may lose sales, which would adversely affect our operating results.

We rely on external financing to help fund our operations. Covenants in our credit facility may affect our liquidity or limit our ability to complete acquisitions, incur debt, make investments, sell assets, merge or complete other significant transactions.

        To meet our working capital needs, we rely on cash generated from operations and our credit facility for working capital. Our credit facility agreement includes certain covenants that place limitations on or restrict a number of our activities, including our ability to:

  •
  incur additional debt;

  •
  create liens on our assets or make guarantees;

  •
  make certain investments or loans;

  •
  pay dividends or make distributions;

  •
  dispose of or sell assets; or

  •
  enter into a merger or similar transaction.

        These restrictive covenants may limit our ability to engage in acts that may be in our best long-term interests. Our performance and financial condition may not meet our original expectations at the time we entered into the credit facility, causing us to fail to meet such financial covenants. Non-compliance with the covenants in our credit facility could result in us being unable to utilize borrowings under our credit facility, a circumstance which potentially could occur when operating shortfalls would most require supplementary borrowings to enable us to continue to fund our operations. There is no guarantee that we would be able to refinance debt on favorable terms, or at all.

Deviations from expected results of operations and expected cash requirements could result in a failure to meet financial covenants under our credit facility, which would adversely affect our financial condition and results of operations.

        We are subject to financial covenants under our credit facility agreement, including fixed charge coverage ratio and certain quarterly leverage ratios. Any significant deviation in actual results from our expected results of operations, or in the timing of material expenditures from current estimates, any significant business or product acquisitions, or other significant unanticipated expenses could result in us not meeting these financial covenants. If we are unable to generate sufficient available cash flow to service our outstanding debt, then we would need to seek an amendment to our credit facility agreement or refinance such debt or face default. In such circumstances, our lenders could declare a default, which would have a material adverse effect on our financial condition and results of operations. If access to our credit facility is limited or terminated, our liquidity would be constrained, affecting our operations and growth prospects, and we would need to seek additional equity or debt financing. There is no assurance that such financing would be available on acceptable terms or at all. Furthermore, any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants that could impede our ability to effectively operate and grow our business in the future.

We currently are involved in litigation with certain of our former officers and a director to the Company for which the Company has incurred and may continue to incur significant legal expenses.

        In May 2015, we filed a complaint against our former Chief Executive Officer and former director, former Senior Vice President of Product Development, and our former President of Global Sales &

Marketing, among others. In 2015, we incurred over $6 million in legal costs related to this lawsuit, and we may continue to incur expenses related to this lawsuit, albeit at an expected lower rate as we settled with certain defendants in November 2015. We cannot predict the outcome of this lawsuit or for how long it will remain active. Regardless of the outcome, the pending lawsuit could be time-consuming, result in significant expense and divert the attention and resources of our management and other key employees from the operation of our business. Moreover, if future legal costs associated with this lawsuit exceed our forecasts or there are negative developments with respect to the pending lawsuit, our results of operations may be adversely affected and our stock price may decline. See Item 3. Legal Proceedings below for more information on this litigation.

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

We rely on suppliers in Asia to manufacture the majority of our products, and any adverse change in our relationship with our suppliers could harm our business.

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

  •
  trade restrictions;

  •
  work stoppages or other changes in labor conditions;

  •
  reduction in business activity in some parts of the world;

  •
  currency fluctuations and devaluations;

  •
  changes in import duties or import or export restrictions;

  •
  untimely shipping of product and unloading of product through West Coast ports, as well as untimely truck delivery to our warehouses;

  •
  complications in complying with the laws and policies of the United States affecting the importation of goods, including duties, quotas, and taxes; and

  •
  complications in complying with foreign tax laws.

        Recent uncertainty with respect to economic conditions in parts of the world, including China, may negatively affect the ability of our suppliers and others to perform their obligations to us. Any of these events or circumstances could disrupt the supply of our products or increase our expenses. Because of the importance of our international sourcing of manufacturing to our business, our financial condition and results of operations could be significantly harmed if any of the risks described above were to occur or if we are otherwise unsuccessful in managing our global operations. Also, because we generate some of our revenue outside the United States but report our financial results in U.S. dollars, our financial results are impacted by fluctuations in foreign currency exchange rates. With the current strong U.S. dollar against foreign currencies, our translation of foreign currency denominated revenue or expense could result in lower U.S. dollar denominated net revenue and expense.

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

        We have, from time to time, received claims of alleged infringement of patents relating to certain of our products, and we may face similar claims in the future. These claims related to alleged patent infringement and were primarily the result of newly-issued patents that were not in force when we initially brought the subject products to market. The defense of intellectual property claims can be costly and time consuming, even in circumstances where the claim is without merit. We may be required to pay substantial damages or settlement costs in order to resolve these types of claims. In addition, these claims could materially harm our brand name, reputation and operations.

Product liability, product recalls, and other claims relating to the use of our products could increase our costs.

        Because we produce infant and juvenile health, safety and wellness consumer products, we face product liability risks relating to the use by consumers of our products. We also must comply with a variety of state and federal product safety and product testing regulations. In particular, our products are subject to the Consumer Product Safety Act, the Federal Hazardous Substances Act ("FHSA") and the Consumer Product Safety Improvement Act ("CPSIA"), which empower the Consumer Product Safety Commission (the "CPSC"), to take action against hazards presented by consumer products. With expanded authority under the CPSIA, the CPSC has and continues to adopt new regulations for safety and products testing that apply to our products. These new regulations have or likely will significantly increase the regulatory requirements governing the manufacture and sale of children's products and increase the potential penalties for noncompliance with applicable regulations. The CPSC has the authority to exclude from the market and recall certain consumer products that are found to be potentially hazardous. Consumer product safety laws also exist in some states and cities within the United States and in Canada and Europe, as well as certain other countries. If we fail to comply with these laws and regulations, or if we face product liability claims, we may be subject to damage awards or settlement costs that exceed any available insurance coverage and we may incur significant costs in complying with recall requirements.

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

Claims relating to the marketing, labeling or advertising of our products could increase our costs.

        In addition to product liability risks relating to the use by consumers of our products, we also must comply with a variety of state and federal laws and regulations which prohibits unfair or deceptive trade practices, including dissemination of false or misleading advertising. While we take steps we believe are necessary to comply with these laws and regulations, there can be no assurance that we will always be in compliance. Compliance with these various laws and regulations could impose significant costs on our business if we fail to comply, and could result in monetary liabilities and other penalties and lead to significant negative media attention and consumer dissatisfaction, which could have a significant adverse effect on our business, financial condition and results of operations.

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

A material impairment in the carrying value of other intangible assets could negatively affect our consolidated results of operations and net worth.

        A portion of our assets are intangible, which are reviewed on an annual basis and whenever events and changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying value of these assets exceeds the current fair value, the asset is considered impaired and is reduced to fair value, resulting in a non-cash charge to earnings during the period in which any impairment is determined. If we make changes in our business strategy, our future operating performance was to fall significantly below forecast levels or if external conditions adversely affect our business operations, we may be required to record an impairment charge for intangibles, which would lead to decreased assets and reduced net operating results and net worth. We cannot accurately predict the amount and timing of any future impairment of assets.

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

        There are provisions in our certificate of incorporation and bylaws that may discourage a third party from making a proposal to acquire us, even if some of our stockholders might consider the proposal to be in their best interests, and may prevent attempts by our stockholders to replace or remove our current management. These provisions in our certificate of incorporation include authorization for our Board of Directors to issue shares of preferred stock without stockholder approval and to establish the preferences and rights of any preferred stock issued, and to issue one or more classes or series of preferred stock that could discourage or delay a tender offer or change in control. Our bylaws require advance written notice of stockholder proposals and director nominations.

        Additionally, we are subject to Section 203 of the Delaware General Corporation Law, which, in general, imposes restrictions upon acquirers of 15% or more of our stock. Finally, the Board of Directors may in the future adopt other protective measures, such as a stockholder rights plan, which could delay, deter or prevent a change of control.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        We are headquartered in a 62,500 square foot facility in Woonsocket, Rhode Island. We have a lease on this facility, which will expire in 2018, and includes an option to extend the lease for an additional three-year term. We also lease small offices in Arkansas, Canada, Israel, the United Kingdom and Hong Kong.

        We maintain inventory at leased warehouses in California (approximately 460,000 square feet), Canada (approximately 61,000 square feet), Australia (third party warehouse) and the United Kingdom (approximately 25,000 square feet). These leases expire at various times through 2021.

Item 3.    Legal Proceedings

        The information set forth in Note 10, Commitments and Contingencies, under Part IV, Item 15 of this Annual Report on Form 10-K is incorporated herein by reference.

Item 4.    Mine Safety Disclosures

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

        Our common stock is traded on the Nasdaq Capital Market under the symbol "SUMR".

        The high and low sales prices for our common stock as reported on the Nasdaq Capital Market for the periods indicated below were as follows:

	High	Low
Fiscal Year Ended January 3, 2015
First Quarter	$2.37	$1.45
Second Quarter	$3.50	$1.60
Third Quarter	$4.77	$2.71
Fourth Quarter	$3.64	$1.74
Fiscal Year Ended January 2, 2016
First Quarter	$3.51	$2.51
Second Quarter	$3.24	$2.00
Third Quarter	$2.36	$1.20
Fourth Quarter	$2.25	$1.56

Holders of Common Stock

        As of February 10, 2016, there were 35 holders of record of our common stock. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of record holders.

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

        We operate in one principal industry segment across geographically diverse marketplaces, selling our products globally to large, national retailers as well as independent retailers, and on the internet through third-party websites and our own corporate website. In North America, our customers include Babies R Us, Wal-Mart, Amazon.com, Target, Buy Buy Baby, Burlington Coat Factory, Kmart, Home Depot, and Lowe's. Our largest European-based customers are Mothercare, Toys R Us, Argos and Tesco. We also sell through international distributors, representatives, and to select international retail customers in geographic locations where we do not have a direct sales presence.

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

        In fiscal 2015, we continued to focus on our core product offerings, phasing out less profitable categories, liquidating related inventory, and improving our balance sheet and working capital positions. As we executed these initiatives, sales increased slightly for the year ended January 2, 2016 ("fiscal 2015") while gross margins declined 7.5% primarily due to the liquidation of closeout inventory combined with the unfavorable effect of currency exchange rates (primarily on Canadian sales), as compared to the year ended January 3, 2015 ("fiscal 2014").

        Excluding $14,691 and $6,828 of sales related to non-core business in licensed, private label, and furniture sales for fiscal 2014 and fiscal 2015, respectively, as well $3,281 of unfavorable foreign exchange impact on our international sales on a constant currency basis in 2015, our core branded sales increased by 6.1%. This increase in our core branded business, namely our Summer®, SwaddleMe®, and BornFree® branded products, was primarily attributable to increased sales of our 3D Lite™ Convenience Strollers, Pop n Play Portable Playards, gates and bath products. Constant currency basis is determined by applying a fixed exchange rate, calculated as the 12-month average in fiscal 2014, to the current local currency sales amounts, with the difference in reported sales being attributable to currency.

        General and administrative expenses increased by $5,859 in fiscal 2015 predominantly as a result of legal costs associated with a complaint that we filed on May 27, 2015 as further described below under "Legal Proceedings" (the "Complaint"). Depreciation and amortization increased by $1,232 primarily as a result of accelerated amortization on shortened estimated useful life of older technology as we move to our next generation of technology being developed in our product lines. As a result, we ended fiscal 2015 with a net loss of $0.47 per share. In July, we initiated cost reduction efforts to partially offset these losses.

        As we continued to work to improve our balance sheet and improve working capital, we reduced excess inventory, which improved liquidity but negatively impacted our income statement and depressed margins in fiscal 2015. In fiscal 2016, we expect to continue to focus on our core categories and, if necessary, phase out less profitable categories. Although we reduced our fixed overhead in 2015, we also expect to continue to incur legal expenses in connection with the Complaint in fiscal 2016, albeit at a lower level than in fiscal 2015, and therefore our general and administrative expenses will remain higher than we would like for fiscal 2016. We cannot predict the outcome of this lawsuit or for how long it will remain active.

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

        Sales incentives or other consideration given by us to customers that are considered adjustments of the selling price of products, such as markdowns, are reflected as reductions of revenue. Sales incentives and other consideration that represent costs incurred by us for assets or services received, such as the appearance of our products in a customer's national circular ad (co-op advertising), are reflected as selling and marketing expenses in our accompanying statement of operations.

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

        We recognize interest and penalties, if any, related to uncertain tax positions in interest expense. Interest and penalties related to uncertain tax positions were accrued at January 2, 2016. All audit adjustments have been recorded without significant impact on our results of operations. On a global basis, the open tax years subject to examination by major taxing jurisdictions in which we operate is between two to six years.

Results of Operations

        The following table presents selected condensed consolidated financial information for our Company for the fiscal years ended January 2, 2016 ("fiscal 2015") and January 3, 2015 ("fiscal 2014").

	Year ended January 2, 2016		Year Ended January 3, 2015
Net sales	$205,804	100.0%	$205,359	100.0%
Cost of goods sold	143,854	69.9%	138,418	67.4%

Gross profit	61,950	30.1%	66,941	32.6%
General and administrative expenses	46,132	22.4%	40,273	19.6%
Selling expenses	17,780	8.6%	18,437	9.0%
Depreciation and amortization	6,780	3.3%	5,548	2.7%

Income (loss) from operations	(8,742)	(4.2)%	2,683	1.3%
Interest expense, net	3,333	1.6%	3,455	1.7%
(Benefit) for income taxes	(3,424)	1.7%	(527)	0.3%

Net loss	$(8,651)	(4.2)%	$(245)	(0.1)%

Fiscal 2015 Compared with Fiscal 2014

        Net sales increased slightly from $205,359 for fiscal 2014 to $205,804 for fiscal 2015. Net sales were impacted by our focus on our core branded business and exiting non-core business in licensing, private label, and furniture categories, as well as the unfavorable effect of a strengthening U.S. dollar. Excluding $14,691 and $6,825 of sales related to non-core business in licensed, private label, and furniture sales in fiscal 2014 and 2015, respectively, as well as $3,281 unfavorable foreign exchange effect on a constant currency basis, our core branded sales increased by 6.1% in fiscal 2015. This increase in our core branded business, namely our Summer®, SwaddleMe®, and BornFree® branded products, was primarily attributable to increased sales of our 3D Lite™ Convenience Strollers, Pop n Play Portable Playards, gates and bath products.

        Cost of goods sold included the cost of the finished product from suppliers, duties on certain imported items, freight-in from suppliers, and miscellaneous charges. The components of cost of goods sold remained relatively the same for fiscal 2015 as compared to fiscal 2014.

        Gross profit declined 7.5% from $66,941 for fiscal 2014 to $61,950 for fiscal 2015, and gross margin declined from 32.6% for fiscal 2014 to 30.1% for fiscal 2015. The decline in gross margin dollars and as a percent of sales was primarily due to $1,937 in losses on the sale of excess inventory below cost relating primarily to our bank-approved inventory reduction plan, $949 of inventory charges taken as we completed our exit of the furniture category, $690 in temporary demurrage, and a $2,178 unfavorable foreign exchange effect on a constant currency basis, primarily due to the decline in the value of the Canadian dollar. Excluding the impact of the above charges, gross margin as a percent of net sales for fiscal 2015 would have been 32.4%.

        General and administrative expenses increased 14.5% from $40,273 for fiscal 2014 to $46,132 for fiscal 2015 and as a percent of sales from 19.6% for fiscal 2014 to 22.4% for fiscal 2015. The increase in general and administrative expense dollars and as a percent of net sales is primarily attributable to $6,275 in legal costs incurred in connection with the Complaint, as futher described below under "Legal Proceedings," and $370 related to an employee termination that was settled in the second quarter of 2015. Excluding these costs, general and administrative expenses were 19.2% of sales.

        Selling expenses decreased 3.6% from $18,437 for fiscal 2014 to $17,780 for fiscal 2015, and decreased as a percent of sales from 9.0% for fiscal 2014 to 8.6% for fiscal 2015. The decrease in dollars and as a percent of sales was primarily attributable to continuing cost controls implemented over retailer programs such as cooperative advertising and lower royalty costs under licening agreement as part of discontinuing certain licensing arrangements.

        Depreciation and amortization increased 22.2% from $5,548 in fiscal 2014 to $6,780 for fiscal 2015. The increase in depreciation and amortization is primarily attributable $1,532 of accelerated amortization due to the shortened estimated useful life on older technology as we move to our next generation of technology that is being developed in our product lines.

        Interest expense decreased 3.5% from $3,455 in fiscal 2014 to $3,333 for fiscal 2015. The Company refinanced its credit facilities in April of 2015 which resulted in lower interest rates related to our new credit facilities and lower average debt balances. However, the savings was partially offset by a non-cash write off of $685 of past unamortized financing fees and termination fees.

        For fiscal 2015, we recorded a $3,424 tax benefit on $12,075 of pretax loss for the period. Excluding the effect of $150 of reinstated research and development tax credits, a $327 charge for uncertain tax positions, and a $342 valuation adjustment established on foreign tax depreciation, the adjusted tax rate for fiscal 2015 was 32.6%. For fiscal 2014, we recorded a $527 benefit for income taxes on a $772 pretax loss. Excluding the effect of $197 of reinstated research and development tax credits as a discrete items for the year, the adjusted tax rate for fiscal 2014 was 42.8%.

Liquidity and Capital Resources

        We fund our operations and working capital needs through cash generated from operations and borrowings under our credit facilities.

Cash Flows

        In our typical operational cash flow cycle, inventory is purchased to meet expected demand plus a safety stock. The majority of our inventory is sourced from Asia which takes approximately three to four weeks to arrive from Asia at the various distribution points we maintain in the United States, Canada and the United Kingdom. Payment terms for these vendors are approximately 60-90 days from the date the product ships from Asia, therefore we are generally paying for the product a short time after it is physically received in the United States. In turn, sales to customers generally have payment terms of 30 to 60 days, resulting in an accounts receivable and increasing the amount of cash required to fund working capital. To bridge the gap between paying our suppliers and receiving payment from our customers for goods sold, we rely on our credit facilities.

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

        For fiscal 2015, net cash provided by operating activities was approximately $9,339 and was generated primarily from improved inventory turns and more favorable payment terms from our suppliers. For fiscal 2014, net cash used in operating activities totaled $6,276 and was primarily attributable to investments made in inventory as well as an increase in receivables on higher year over year sales in the fourth quarter.

        For fiscal 2015, net cash used in investing activities was approximately $3,505. For fiscal 2014, net cash used in investing activities was $2,960. The use of cash in investing activities was primarily attributable to tooling and mold capital expenditures related to new product introductions.

        For fiscal 2015, net cash used in financing activities was approximately $5,116, reflecting repayments on our credit facility. For fiscal 2014, net cash provided by financing activities of $9,040 primarily reflects borrowings on our credit facility to pay for investments made in working capital during the year.

        Based primarily on the above factors, net cash decreased for fiscal year 2015 by $349, resulting in a cash balance of approximately $923 at fiscal year end.

        The following table summarizes our significant contractual commitments at fiscal 2015 year end:

		Payment Due by Fiscal Period
Contractual Obligations	Total	2016	2017	2018	2019	2019 and beyond
Revolving Facility	$40,005	—	—	—	—	$40,005
FILO Facility	5,000	$1,250	$2,500	$1,250	—	—
Term Loan Facility	8,500	2,000	2,000	2,000	$2,000	500
Estimated future interest payments on Revolving Facility	4,695	1,185	1,125	1,065	1,005	315
Estimated future interest payments on FILO Facility	357	208	119	30	—	—
Estimated future interest payments on Term Loan Facility	866	356	261	166	71	12
Operating leases	12,410	1,936	2,293	2,198	2,122	3,861
Capital leases and other liabilities	1,027	489	431	107	—	—

Total contractual cash obligations	$72,860	$7,424	$8,729	$6,816	$5,198	$44,693

        Estimated future interest payments on our line of credit are based upon the interest rates in effect at January 2, 2016.

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

        However, if we are unable to meet our current financial forecast, do not adequately control expenses, and cannot raise additional funds or adjust our operations accordingly, we may not remain in compliance with the financial covenants required under our revolving credit facility. Unforeseen circumstances, such as softness in the retail industry or deterioration in the business of a significant customer, could create a situation where we cannot access all of our available lines of credit due to insufficient asset availability or an inability to meet the financial covenants as required under our credit facility. There is no assurance that we will meet all of our financial or other covenants in the future, or that our lenders will grant waivers if there are covenant violations. In addition, should we need to raise additional funds through additional debt or equity financings, any sale of additional debt or equity securities may cause dilution to existing stockholders. If sufficient funds are not available or are not available on acceptable terms, our ability to address any unexpected changes in our operations could be limited. Furthermore, there can be no assurance that we will be able to raise such funds if and when they are required. Failure to obtain future funding when needed or on acceptable terms could materially adversely affect our results of operations.

Credit Facilities

        In April 2015, we and our wholly owned subsidiary, Summer Infant (USA), Inc., entered into an amended and restated loan and security agreement with Bank of America, N.A., as agent, providing for an asset-based credit facility. The Credit Facility replaced our prior credit facility with Bank of America. On December 10, 2015, we amended the Credit Facility with respect to (i) the interest rate under each of Revolving Facility, the FILO Facility and the Term Loan Facility; (ii) to modify the maximum leverage ratio financial covenant; (iii) to modify certain expenses and fees included within the definition of EBITDA; and (iv) to remove the occurrence of an event having a material adverse effect on the Company as an event of default (as amended, the "Credit Facility").

        The Credit Facility consists of a $60,000 asset-based revolving credit facility, with a $10,000 letter of credit sub-line facility (the "Revolving Facility"), a $5,000 "first in last out" (FILO) revolving credit facility (the "FILO Facility") and a $10,000 term loan facility (the "Term Loan Facility"). Pursuant to an accordion feature, the Credit Facility includes the ability to increase the Revolving Facility by an additional $15,000 upon the Company's request and the agreement of the lenders participating in the increase. The total borrowing capacity under the Revolving Facility is based on a borrowing base, generally defined as 85% of the value of eligible accounts plus the lesser of (i) 70% of the value of eligible inventory or (ii) 85% of the net orderly liquidation value of eligible inventory, less reserves. The total borrowing capacity under the FILO Facility is based on a borrowing base, generally defined as a specified percentage of the value of eligible accounts that steps down over time, plus a specified percentage of the value of eligible inventory that steps down over time.

        The scheduled maturity date of the loans under the Revolving Facility and the Term Loan Facility is April 21, 2020, and loans under the FILO Facility terminate April 21, 2018, subject in each case to customary early termination provisions. Any termination of the Revolving Facility would require termination of the Term Loan Facility and the FILO Facility.

        All obligations under the Credit Facility are secured by substantially all our assets. In addition, our subsidiaries, Summer Infant Canada Limited and Summer Infant Europe Limited, are guarantors under the Credit Facility. Proceeds from the loans were used to (i) repay our outstanding term loan, (ii) pay fees and transaction expenses associated with the closing of the Credit Facility, (iii) pay obligations under the Credit Facility, and (iv) pay for lawful corporate purposes, including working capital.

        Borrowings under the Revolving Facility will bear interest, at our option, at a base rate or at LIBOR, plus applicable margins based on average quarterly availability and ranging between 2.0% and 2.5% on LIBOR borrowings and 0.5% and 1.0% on base rate borrowings. Loans under the FILO

Facility and Term Loan Facility will bear interest, at the Company's option, at a base rate or at LIBOR, plus a margin of 4.25% on LIBOR borrowings and 2.75% on base rate borrowings.

        Beginning on July 1, 2015, we were required to begin repaying the Term Loan Facility in quarterly installments of $500. Beginning with the fiscal year ending January 2, 2016, we were required to prepay the Term Loan Facility in an amount equal to 50% our "excess cash flow," if any, as such term is defined in the Credit Facility, at the end of each fiscal year.

        Under the Credit Facility, we must comply with certain financial covenants, including that we (i) maintain a fixed charge coverage ratio of at least 1.0 to 1.0 for the twelve consecutive fiscal months most recently ended and (ii) maintain a certain leverage ratio at the end of each fiscal quarter. For purposes of the financial covenants, consolidated EBITDA is defined as net income before interest, taxes, depreciation and amortization, plus certain customary expenses, fees, non-cash charges and up to $2,000 of specified inventory dispositions, and minus certain customary non-cash items increasing net income and other specified items.

        The Credit Facility contains customary affirmative and negative covenants. Among other restrictions, the Company is restricted in its ability to incur additional debt, make acquisitions or investments, dispose of assets, or make distributions unless in each case certain conditions are satisfied. The Credit Facility also contains customary events of default, including the occurrence of a change of control. In the event of a default, all of the Company's obligations under the Credit Facility may be declared immediately due and payable. For certain events of default relating to insolvency and receivership, all outstanding obligations immediately become due and payable.

        As of January 2, 2016, the base rate on loans was 4.5% and the LIBOR rate was 3.0%. The amount outstanding on the Revolving Facility at January 2, 2016 was $40,005. Total borrowing capacity under the Revolving Facility at January 2, 2016 was $49,264 and borrowing availability was $9,259. The amounts outstanding on the Term Loan Facility and FILO Facility at January 2, 2016 were $8,500 and $5,000, respectively.

Prior Credit Facility and Term Loan.

        The Credit Facility replaced the Company's prior credit facility with Bank of America and the Company's prior term loan agreement with Salus Capital Partners, LLC. Prior to April 2015, the Company had a loan and security agreement with Bank of America N.A. that provided for an $80,000, asset-based revolving credit facility, with a $10,000 letter of credit sub-line facility.

        The Company evaluated the Credit Facility, by lender, to determine the proper accounting treatment for the transaction. Accordingly, debt extinguishment accounting was used to account for the pay off of the prior term loan agreement with Salus Capital Partners, LLC and for the pay off of a member of the prior credit facility with Bank of America who did not continue in the Credit Facility resulting in the write off of $549 in remaining unamortized deferred financing costs and $135 in termination fees. Debt modification accounting was used for the remaining members of the prior credit facility resulting in their remaining unamortized deferred financing costs of $601 and the new financing costs of $1,134 to be capitalized and amortized over the life of the new debt beginning in the second quarter of fiscal 2015.

Off-Balance Sheet Arrangements

        We did not have any off-balance sheet arrangements during the year ended January 2, 2016 or the year ended January 3, 2015.

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

        In April 2015, the FASB issued ASU 2015-03, "Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." This guidance requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability. This guidance is effective for fiscal years beginning after December 15, 2015. The Company has evaluated the impact this guidance will have on its consolidated financial statements and expects the impact to be immaterial.

        In July 2015, the FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory." This guidance required inventory within the scope of ASU 2015-11 to be measured at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This guidance is effective for fiscal years beginning after December 15, 2016. The Company has evaluated the impact this guidance will have on its consolidated financial statements and expects the impact to be immaterial.

        In November 2015, the FASB issued ASU 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes." This guidance eliminates the current requirement for an entity to separate deferred income tax liabilities and deferred tax assets into current and non-current amounts in a classified balance sheet. Instead, this guidance requires deferred tax liabilities, deferred tax assets, and valuation allowances be classified as noncurrent in a classified balance sheet. This ASU is effective for annual reporting periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted. The Company has evaluated the impact this guidance will have on its consolidated financial statements and expects the impact to be immaterial.

        Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Special Note Regarding Forward Looking Statements

        This report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements concern management's current assumptions, estimates, beliefs, plans, strategies and expectations and anticipated events or trends and similar expressions concerning matters that are not historical facts. Such forward-looking information may be identified by terms such as "expect," "anticipate," "believe," "outlook," "may," "estimate," "should," "predict" and similar terms or variations thereof, and includes statements regarding the effectiveness of our strategy to promote future growth and profitability, the strength of our customer and supplier relationships, our liquidity for the next 12 months, the ability of our new leadership team and expected trends and product offerings in 2016. These statements are based on a series of expectations, assumptions, estimates and projections about our Company, are not guarantees of future results or performance, and involve significant risks, uncertainties and other factors, including assumptions and projections, for all forward periods. Our actual results may differ materially from any future results expressed or implied by such forward-looking statements. Such factors include, among others, the following:

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

  •
  exchange rate and foreign currency devaluations;

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

        None.

Item 9A.    Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures

        As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of January 2, 2016. Our principal executive officer and principal financial officer have concluded, based on their evaluation, that our disclosure controls and procedures were effective as of January 2, 2016.

(b)
Management's Report on Internal Control over Financial Reporting

        Management of our Company is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rule 13a-15(f) under the Exchange Act, internal control over financial reporting is a process designed by, or under the supervision of, a company's principal executive and principal financial officers and effected by a company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. It includes those policies and procedures that:

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

        The Company's management has used the criteria established in the 2013 "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO Framework") to evaluate the effectiveness of the Company's internal control over financial reporting.

        Management of the Company conducted an evaluation of the effectiveness, as of January 2, 2016, of the Company's internal control over financial reporting and based on its evaluation under the COSO Framework, management has concluded that the Company's internal control over financial reporting was effective as of January 2, 2016.

(c)
Changes in Internal Control Over Financial Reporting

        There was no change in our internal control over financial reporting that occurred during the quarter ended January 2, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        In December 2015, the Compensation Committee of our Board of Directors recommended, and the Board of Directors approved, changes to the compensation program for the Executive Chairman of the Board, Dan Almagor. Effective as of December 2015, the following compensation program for the Chairman was approved, replacing the previous compensation program: (i) a monthly cash stipend totaling $17,400, retroactive to January 1, 2015 (excluding consideration of any prior retainer payments); (ii) a cash bonus opportunity of up to $50,000 upon achievement of projects specified by the Board, such achievement to be determined in the sole discretion of the Board; and (iii) a performance-based restricted stock unit award (the "Award") based on the achievement of specified stock price performance under the Company's 2012 Incentive Compensation Plan, having a performance period of approximately two years and expiring on the date of the annual shareholder meeting held in 2017. The RSU pays out a specified dollar amount in shares of the Company common stock upon achievement of stock price triggers, with the maximum total payout under the Award not to exceed $780,000.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information relating to directors and director nominees of the Company is set forth in our definitive Proxy Statement to be filed with the SEC in connection with our 2016 Annual Meeting of Stockholders (the "2016 Proxy Statement") and is incorporated herein by reference.

        The information relating to the Company's executive officers and Section 16(a) beneficial ownership reporting compliance is set forth in the 2016 Proxy Statement and is also incorporated herein by reference.

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

        The information relating to the Company's Audit Committee and its designated audit committee financial expert is set forth in the 2016 Proxy Statement and is incorporated herein by reference.

        The information concerning procedures by which stockholders may recommend director nominees is set forth in the 2016 Proxy Statement and is incorporated herein by reference.

Item 11.    Executive Compensation

        The information relating to executive compensation is set forth in the 2016 Proxy Statement and is incorporated herein by reference, provided that the information under the caption "Compensation Committee Report" shall be deemed "furnished" and shall not be deemed "filed" with this report, not deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, except only as may be expressly set forth in any such filing by specific reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information relating to security ownership of management, certain beneficial owners, and the Company's equity plans is set forth in the 2016 Proxy Statement and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information relating to certain relationships and related party transactions and director independence is set forth in the 2016 Proxy Statement and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

        The information relating to the independent registered public accounting firm fees and services and the Company's pre-approval policies and procedures for audit and non-audit services provided by such accounting firm is set forth in the 2016 Proxy Statement and is incorporated herein by reference.

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 24th day of February 2016.

SUMMER INFANT, INC.
By:	/s/ ROBERT STEBENNE Robert Stebenne Chief Executive Officer (Principal Executive Officer)
By:	/s/ WILLIAM E. MOTE, JR. William E. Mote, Jr. Chief Financial Officer (Principal Financial and Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ ROBERT STEBENNE Robert Stebenne	Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2016
/s/ WILLIAM E. MOTE, JR. William E. Mote, Jr.	Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2016
/s/ DAN ALMAGOR Dan Almagor	Director	February 24, 2016
/s/ MARTIN FOGELMAN Martin Fogelman	Director	February 24, 2016
/s/ ROBIN MARINO Robin Marino	Director	February 24, 2016
/s/ ALAN MUSTACCHI Alan Mustacchi	Director	February 24, 2016

Name	Title	Date

/s/ DERIAL SANDERS Derial Sanders	Director	February 24, 2016
/s/ RICHARD WENZ Richard Wenz	Director	February 24, 2016
/s/ STEPHEN ZELKOWICZ Stephen Zelkowicz	Director	February 24, 2016

Summer Infant, Inc. and Subsidiaries
Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Summer Infant, Inc.

        We have audited the accompanying consolidated balance sheets of Summer Infant, Inc. and Subsidiaries as of January 2, 2016 and January 3, 2015, and the related consolidated statements of operations, comprehensive loss, cash flows, and stockholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Summer Infant, Inc. and Subsidiaries as of January 2, 2016 and January 3, 2015, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ RSM US LLP

RSM US LLP
Boston, Massachusetts
February 24, 2016

Summer Infant, Inc. and Subsidiaries

Consolidated Balance Sheets

        Note that all amounts presented in the table below are in thousands of U.S. dollars, except share amounts and par value per share.

	January 2, 2016	January 3, 2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$923	$1,272
Trade receivables, net of allowance for doubtful accounts of $142 and $159 at January 2, 2016 and January 3, 2015, respectively	40,514	38,794
Inventory, net	36,846	44,010
Prepaids and other current assets	1,758	2,076
Deferred tax assets, current	799	1,194

TOTAL CURRENT ASSETS	80,840	87,346
Property and equipment, net	12,007	13,080
Other intangible assets, net	18,512	20,679
Deferred tax assets, noncurrent	1,684	—
Other assets	1,584	1,362

TOTAL ASSETS	$114,627	$122,467

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$29,541	$21,878
Accrued expenses	9,584	8,628
Current portion of long-term debt and capital leases	3,318	1,641

TOTAL CURRENT LIABILITIES	42,443	32,147
Long-term debt, less current portion	50,256	57,097
Other liabilities	2,962	2,994
Deferred tax liabilities, noncurrent	—	2,378

TOTAL LIABILITIES	95,661	94,616
STOCKHOLDERS' EQUITY
Preferred Stock, $0.0001 par value, 1,000,000 authorized, none issued or outstanding at January 2, 2016 and January 3, 2015	—	—
Common Stock $0.0001 par value, authorized, issued and outstanding of 49,000,000, 18,639,407, and 18,367,758 at January 2, 2016 and 49,000,000, 18,415,934 and 18,144,285 at January 3, 2015, respectively	2	2
Treasury Stock at cost (271,649 shares at January 2, 2016 and January 3, 2015)	(1,283)	(1,283)
Additional paid-in capital	75,812	74,954
Accumulated deficit	(53,063)	(44,412)
Accumulated other comprehensive loss	(2,502)	(1,410)

TOTAL STOCKHOLDERS' EQUITY	18,966	27,851

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$114,627	$122,467

See notes to consolidated financial statements.

Summer Infant, Inc. and Subsidiaries

Consolidated Statements of Operations

        Note that all amounts presented in the table below are in thousands of U.S. dollars, except share and per share amounts.

	For the fiscal year ended
	January 2, 2016	January 3, 2015
Net sales	$205,804	$205,359
Cost of goods sold	143,854	138,418

Gross profit	61,950	66,941
General and administrative expenses	46,132	40,273
Selling expenses	17,780	18,437
Depreciation and amortization	6,780	5,548

Operating income (loss)	(8,742)	2,683
Interest expense, net	3,333	3,455

Loss before provision for income taxes	(12,075)	(772)
Benefit for income taxes	(3,424)	(527)

NET LOSS	$(8,651)	$(245)

Net loss per share BASIC	$(0.47)	$(0.01)
Weighted average shares outstanding BASIC	18,267,596	18,060,799
Net loss per share DILUTED	$(0.47)	$(0.01)
Weighted average shares outstanding DILUTED	18,267,596	18,060,799

See notes to consolidated financial statements.

Summer Infant, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

        Note that all amounts presented in the table below are in thousands of U.S. dollars.

	For the fiscal year ended
	January 2, 2016	January 3, 2015
Net loss	$(8,651)	$(245)
Other comprehensive loss:
Foreign currency translation adjustments	(1,092)	(633)

Comprehensive loss	$(9,743)	$(878)

See notes to consolidated financial statements.

Summer Infant, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

        Note that all amounts presented in the table below are in thousands of U.S. dollars.

	For the fiscal year ended
	January 2, 2016	January 3, 2015
Cash flows from operating activities:
Net loss	$(8,651)	$(245)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,780	5,548
Stock-based compensation	865	1,220
Loss on asset disposal	42	—
Deferred income taxes	(3,685)	(1,130)
Changes in assets and liabilities, net of effects of acquisitions
(Increase) in accounts receivable	(1,715)	(4,622)
Decrease (increase) in inventory	7,170	(6,093)
Decrease (increase) in prepaids and other current assets	250	(86)
Decrease (increase) in other assets	(342)	392
Increase (Decrease) in accounts payable and accrued expenses	8,625	(1,260)

Net cash (used in) provided by operating activities	9,339	(6,276)

Cash flows from investing activities:
Acquisitions of property and equipment	(3,033)	(2,733)
Acquisitions of other intangible assets	(472)	(227)

Net cash used in investing activities	(3,505)	(2,960)

Cash flows from financing activities:
Proceeds from new Term Loan Facility	10,000	—
Proceeds from new FILO Facility	5,000	—
(Repayment) of Prior Term Loan	(12,500)	(1,500)
(Repayment) of New Term Loan Facility	(1,500)	—
Net (repayments) borrowings on revolving facilities	(6,163)	10,521
Issuance of common stock upon exercise of stock options	47	19

Net cash provided by (used in) financing activities	(5,116)	9,040

Effect of exchange rate changes on cash and cash equivalents	(1,067)	(105)

Net decrease in cash and cash equivalents	(349)	(301)
Cash and cash equivalents at beginning of year	1,272	1,573

Cash and cash equivalents at end of year	$923	$1,272

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$2,318	$3,310

Cash paid during the year for income taxes	$158	$90

See notes to consolidated financial statements.

Consolidated Statements of Stockholders' Equity

For the Fiscal Years Ended January 2, 2016 and January 3, 2015

        Note that all amounts presented in the table below are in thousands of U.S. dollars, except share and per share data.

	Common Stock
			Additional Paid in Capital	Treasury Stock	Retained Earnings	Accumulated Comprehensive Loss	Total Equity
	Shares	Amount
Balance at December 31, 2013	17,986,275	$2	$73,715	$(1,283)	$(44,167)	$(777)	$27,490

Issuance of common stock upon vesting of restricted shares	152,010
Issuance of common stock upon exercise of stock options	6,000	—	19				19
Stock-based compensation			1,220				1,220
Net loss for the year					(245)		(245)
Foreign currency translation adjustment						(633)	(633)

Balance at January 3, 2015	18,144,285	$2	$74,954	$(1,283)	$(44,412)	$(1,410)	$27,851

Issuance of common stock upon vesting of restricted shares	198,473
Issuance of common stock upon exercise of stock options	25,000		47				47
Stock-based compensation			811				811
Net loss for the year					(8,651)		(8,651)
Foreign currency translation adjustment						(1,092)	(1,092)

Balance at January 2, 2016	18,367,758	$2	$75,812	$(1,283)	$(53,063)	$(2,502)	$18,966

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

Change in Fiscal Year

        In December 2014, the Board of Directors approved a change in the Company's fiscal year, from a fiscal year ending on December 31 of each calendar year to a fiscal year ending on the Saturday closest to December 31 of each calendar year. This change is effective with the Company's fiscal year ended on January 3, 2015. There were fifty two weeks in the fiscal years ended January 2, 2016 and January 3, 2015.

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

Long-Lived Assets with Finite Lives

        The Company reviews long-lived assets with finite lives for impairment (using the group concept) whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. An asset is considered to be impaired when its carrying amount exceeds both the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition and the assets' fair value. Long-lived assets include property and equipment and finite-lived intangible assets. The amount of impairment loss, if any, is charged by the Company to current operations.

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

        The Company tests indefinite-lived intangible assets for impairment by comparing the asset's fair value to its carrying amount. If the fair value is less than the carrying amount, the excess of the carrying amount over fair value is recognized as an impairment charge and the adjusted carrying amount becomes the assets' new cost basis.

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

        The Company determined that no impairment existed on its indefinite-lived intangible assets for the years ended January 2, 2016 and January 3, 2015.

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

        The Company maintains policies and procedures to value instruments using the best and most relevant data available. In addition, the Company utilizes third party specialists that review valuation, including independent price validation.

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

Translation of Foreign Currencies

        The assets and liabilities of the Company's European, Canadian, Israeli, and Asian operations have been translated into U.S. dollars at year-end exchange rates and the income and expense accounts of these subsidiaries have been translated at average rates prevailing during each respective year. Resulting translation adjustments are made to a separate component of stockholders' equity within accumulated other comprehensive loss. Foreign exchange transaction gains and losses are included in the accompanying consolidated statements of operations.

Shipping Costs

        Shipping costs to customers are included in selling expenses and amounted to approximately $1,882 and $1,889 for the fiscal years ended January 2, 2016 and January 3, 2015, respectively.

Advertising Costs

        The Company charges advertising costs to selling expense as incurred. Advertising expense, which consists primarily of promotional and cooperative advertising allowances provided to customers, was approximately $14,743 and $15,245 for the fiscal years ended January 2, 2016 and January 3, 2015, respectively.

Net Loss Per Share

        Basic earnings per share is calculated by dividing net loss for the period by the weighted average number of common stock outstanding during the period.

        Diluted loss per share for the Company is computed by dividing net loss by the dilutive weighted average shares outstanding which includes: the dilutive impact (using the "treasury stock" method) of "in the money" stock options and unvested restricted shares issued to employees. Options to purchase 1,380,147 and 1,729,365 shares of the Company's common stock and 197,572 and 242,249 of restricted shares were not included in the calculation, due to the fact that these instruments were anti-dilutive for the fiscal years ended January 2, 2016 and January 3, 2015, respectively.

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

        In April 2015, the FASB issued ASU 2015-03, "Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." This guidance requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability. This guidance is effective for fiscal years beginning after December 15, 2015. The Company has evaluated the impact this guidance will have on its consolidated financial statements and expects the impact to be immaterial.

        In July 2015, the FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory." This guidance required inventory within the scope of ASU 2015-11 to be measured at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This guidance is effective for fiscal years beginning after December 15, 2016. The Company has evaluated the impact this guidance will have on its consolidated financial statements and expects the impact to be immaterial.

        In November 2015, the FASB issued ASU 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes." This guidance eliminates the current requirement for an entity to separate deferred income tax liabilities and deferred tax assets into current and non-current amounts in a classified balance sheet. Instead, this guidance requires deferred tax liabilities, deferred tax assets, and valuation allowances be classified as noncurrent in a classified balance sheet. This ASU is effective for annual reporting periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted. The Company has evaluated the impact this guidance will have on its consolidated financial statements and expects the impact to be immaterial.

        Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. PROPERTY AND EQUIPMENT

        Property and equipment, at cost, consisted of the following:

	For the fiscal year ended
	January 2, 2016	January 3, 2015	Depreciation/ Amortization Period
Computer-related	$6,327	$6,201	5 years
Tools, dies, prototypes, and molds	31,052	28,667	1 - 5 years
Building	4,156	4,156	30 years
Other	5,793	5,437	various

	47,328	44,461
Less: accumulated depreciation	35,321	31,381

Property and equipment, net	$12,007	$13,080

        Property and equipment included amounts acquired under capital leases of approximately $470 and $1,387 at January 2, 2016 and January 3, 2015, respectively, with related accumulated depreciation of approximately $257 and $537, respectively. Total depreciation expense was $4,142 and $4,425 for the fiscal years ended January 2, 2016 and January 3, 2015, respectively.

3. INTANGIBLE ASSETS

Intangible assets

        Intangible assets consisted of the following:

	For the fiscal year ended
	January 2, 2016	January 3, 2015
Brand names	$14,812	$14,812
Patents and licenses	3,766	3,605
Customer relationships	6,946	6,946
Other intangibles	1,882	1,882

	27,406	27,245
Less: accumulated amortization	(8,894)	(6,566)

Intangible assets, net	$18,512	$20,679

        The amortization period for the majority of the intangible assets ranges from 5 to 20 years for those assets that have an estimated life; certain assets have indefinite lives (brand names). Total of intangibles not subject to amortization amounted to $12,308 for the fiscal years ended January 2, 2016 and January 3, 2015, respectively.

        Amortization expense amounted to $2,638 and $1,123 for the fiscal years ended January 2, 2016 and January 3, 2015, respectively. In the fourth quarter of the year ended January 2, 2016, the Company recorded $1,532 of accelerated amortization due to the shortened estimated useful life on

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INTANGIBLE ASSETS (Continued)

older technology as we move to our next generation of technology that is being developed in our product lines.

        No impairment existed for the fiscal years ended January 2, 2016 and January 3, 2015.

        Estimated amortization expense for the next five years is as follows:

Fiscal Year ending
2016	$706
2017	706
2018	685
2019	677
2020	427

4. DEBT

Credit Facilities

        In April 2015, the Company and our wholly owned subsidiary, Summer Infant (USA), Inc., entered into an amended and restated loan and security agreement with Bank of America, N.A., as agent, providing for an asset-based credit facility. The Credit Facility replaced the Company's prior credit facility with Bank of America. On December 10, 2015, the Company amended the Credit Facility with respect to (i) the interest rate under each of Revolving Facility, the FILO Facility and the Term Loan Facility; (ii) to modify the maximum leverage ratio financial covenant; (iii) to modify certain expenses and fees included within the definition of EBITDA; and (iv) to remove the occurrence of an event having a material adverse effect on the Company as an event of default (as amended, the "Credit Facility").

        The Credit Facility consists of a $60,000 asset-based revolving credit facility, with a $10,000 letter of credit sub-line facility (the "Revolving Facility"), a $5,000 "first in last out" (FILO) revolving credit facility (the "FILO Facility") and a $10,000 term loan facility (the "Term Loan Facility"). Pursuant to an accordion feature, the Credit Facility includes the ability to increase the Revolving Facility by an additional $15,000 upon the Company's request and the agreement of the lenders participating in the increase. The total borrowing capacity under the Revolving Facility is based on a borrowing base, generally defined as 85% of the value of eligible accounts plus the lesser of (i) 70% of the value of eligible inventory or (ii) 85% of the net orderly liquidation value of eligible inventory, less reserves. The total borrowing capacity under the FILO Facility is based on a borrowing base, generally defined as a specified percentage of the value of eligible accounts that steps down over time, plus a specified percentage of the value of eligible inventory that steps down over time.

        The scheduled maturity date of the loans under the Revolving Facility and the Term Loan Facility is April 21, 2020, and loans under the FILO Facility terminate April 21, 2018, subject in each case to customary early termination provisions. Any termination of the Revolving Facility would require termination of the Term Loan Facility and the FILO Facility.

        All obligations under the Credit Facility are secured by substantially all of the Company's assets. In addition, Summer Infant Canada Limited and Summer Infant Europe Limited, subsidiaries of the Company, are guarantors under the Credit Facility. Proceeds from the loans were used to (i) repay the

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. DEBT (Continued)

Company's outstanding term loan, (ii) pay fees and transaction expenses associated with the closing of the Credit Facility, (iii) pay obligations under the Credit Facility, and (iv) pay for lawful corporate purposes, including working capital.

        Borrowings under the Revolving Facility will bear interest, at the Company's option, at a base rate or at LIBOR, plus applicable margins based on average quarterly availability and ranging between 2.0% and 2.5% on LIBOR borrowings and 0.5% and 1.0% on base rate borrowings. Loans under the FILO Facility and Term Loan Facility will bear interest, at the Company's option, at a base rate or at LIBOR, plus a margin of 4.25% on LIBOR borrowings and 2.75% on base rate borrowings.

        Beginning on July 1, 2015, the Company was required to begin repaying the Term Loan Facility in quarterly installments of $500. Beginning with the fiscal year ending January 2, 2016, the Company was required to prepay the Term Loan Facility in an amount equal to 50% of the Company's "excess cash flow," as such term is defined in the Credit Facility, at the end of each fiscal year.

        Under the Credit Facility, the Company must comply with certain financial covenants, including that the Company (i) maintain a fixed charge coverage ratio of at least 1.0 to 1.0 for the twelve consecutive fiscal months most recently ended and (ii) maintain a certain leverage ratio at the end of each fiscal quarter. For purposes of the financial covenants, consolidated EBITDA is defined as net income before interest, taxes, depreciation and amortization, plus certain customary expenses, fees, non-cash charges and up to $2,000 of specified inventory dispositions, and minus certain customary non-cash items increasing net income and other specified items.

        The Credit Facility contains customary affirmative and negative covenants. Among other restrictions, the Company is restricted in its ability to incur additional debt, make acquisitions or investments, dispose of assets, or make distributions unless in each case certain conditions are satisfied. The Credit Facility also contains customary events of default, including the occurrence of a change of control. In the event of a default, all of the Company's obligations under the Credit Facility may be declared immediately due and payable. For certain events of default relating to insolvency and receivership, all outstanding obligations immediately become due and payable.

        As of January 2, 2016, the base rate on loans was 4.5% and the LIBOR rate was 3.0%. The amount outstanding on the Revolving Facility at January 2, 2016 was $40,005. Total borrowing capacity under the Revolving Facility at January 2, 2016 was $49,264 and borrowing availability was $9,259. The amounts outstanding on the Term Loan Facility and FILO Facility at January 2, 2016 were $8,500 and $5,000, respectively.

        Aggregate maturities of bank debt related to the BofA credit facility:

Fiscal Year ending:
2016	$3,250
2017	4,500
2018	3,250
2019	2,000
2020	40,505

Total	$53,505

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. DEBT (Continued)

Prior Credit Facility and Term Loan

        The Credit Facility replaced the Company's prior credit facility with Bank of America and the Company's prior term loan agreement with Salus Capital Partners, LLC. Prior to April 2015, the Company had a loan and security agreement with Bank of America N.A. that provided for an $80,000, asset-based revolving credit facility, with a $10,000 letter of credit sub-line facility.

        The Company evaluated the Credit Facility, by lender, to determine the proper accounting treatment for the transaction. Accordingly, debt extinguishment accounting was used to account for the pay off of the prior term loan agreement with Salus Capital Partners, LLC and for the pay off of a member of the prior credit facility with Bank of America who did not continue in the Credit Facility resulting in the write off of $549 in remaining unamortized deferred financing costs and $135 in termination fees. Debt modification accounting was used for the remaining members of the prior credit facility resulting in their remaining unamortized deferred financing costs of $601 and the new financing costs of $1,134 to be capitalized and amortized over the life of the new debt beginning in the second quarter of fiscal 2015.

Sale-Leaseback

        On March 24, 2009, Summer Infant (USA), Inc., the Company's wholly owned subsidiary ("Summer USA"), entered into a definitive agreement with Faith Realty II, LLC, a Rhode Island limited liability company ("Faith Realty") (the members of which are Jason Macari, the former Chief Executive Officer of the Company and current investor, and his spouse), pursuant to which Faith Realty purchased the corporate headquarters of the Company located at 1275 Park East Drive, Woonsocket, Rhode Island (the "Headquarters"), for $4,052 and subsequently leased the Headquarters back to Summer USA for an annual rent of $390 during the initial seven year term of the lease, payable monthly and in advance. The lease will expire on the seventh anniversary of its commencement, or 2016, unless an option period is exercised by Summer USA. At the end of the initial term, Summer USA would have the opportunity to extend the lease for one additional period of five years. If Summer USA elected to extend the term of the lease for an additional five years, the annual rent for the first two years of the extension term would be equal to $429 and for the final three years of the extension term shall be equal to $468. In addition, during the first six months of the last lease year of the initial term of the lease, Summer USA had the option to repurchase the Headquarters for $4,457 (110% of the initial sale price). With the majority of the proceeds of the sale of the Headquarters Summer USA paid off the construction loan relating to the Headquarters. Mr. Macari had given a personal guarantee to secure the Faith Realty debt on its mortgage; therefore, due to his continuing involvement in the building transaction and the Company's option to repurchase the building, the transaction had been recorded as a financing lease, with no gain recognition.

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

        On May 13, 2015, Summer USA, a wholly-owned subsidiary of the Company, entered into an amendment (the "Amendment") to its lease dated March 24, 2009 (the "Lease") with Faith Realty II, LLC (the "Landlord"). Pursuant to the Amendment, (i) the initial term of the Lease was extended for two additional years, such that the initial term now ends on March 31, 2018, and the term of the Lease may be extended at Summer USA's election for one additional term of three years (rather than five years) upon twelve months' prior notice, (ii) the annual rent for the last two years of the newly amended initial term was set at $429 and the annual rent for the extension period, if elected, was set at $468 and (iii) the Landlord agreed to provide an aggregate improvement allowance of not more than $78 for the newly amended initial term, to be applied against Summer USA's monthly rent, and an additional improvement allowance of $234 for the extension term, if elected, to be applied against Summer USA's monthly rent during such extension term. The Amendment was reviewed and approved by the audit committee because it was a related party transaction.

        At January 2, 2016, approximately $376 was included in accrued expenses, with the balance of approximately $2,635 included in other liabilities, in the accompanying consolidated balance sheet. This obligation is reduced each month (along with a charge to interest expense) as the rent payment is made to Faith Realty.

        Approximate future minimum sale-leaseback payments due under the lease is as follows:

Fiscal Year Ending:
2016	$419
2017	429
2018	107
2019 and beyond	—

Total	$955

5. INCOME TAXES

        The benefit for income taxes is summarized as follows:

	Fiscal 2015	Fiscal 2014
Current:
Federal	$(150)	$205
Foreign	389	401
State and local	5	20

Total current	244	626
Deferred (primarily federal)	(3,668)	(1,153)

Total benefit	$(3,424)	$(527)

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. INCOME TAXES (Continued)

        The tax effects of temporary differences that comprise the deferred tax liabilities and assets are as follows:

	January 2, 2016	January 3, 2015
Assets (Liabilities)
Deferred tax asset—current:
Accounts receivable	$7	$21
Inventory and Unicap reserve	689	1,035
Foreign tax credit carry-forward and other	103	138

Net deferred tax asset—current	799	1,194

Deferred tax (liability) asset—non-current:
Research and development credit, foreign tax credit and net operating loss carry-forward	7,183	4,193
Intangible assets and other	(3,233)	(3,850)
Property, plant and equipment	(748)	(1,143)

Total deferred tax asset (liability)	3,202	(800)
Valuation allowance	(1,518)	(1,578)

Net deferred tax asset (liability) non-current:	1,684	(2,378)

Net deferred income tax asset (liability)	$2,483	$(1,184)

        The following reconciles the benefit for income taxes at the U.S. federal income tax statutory rate to the benefit in the consolidated financial statements:

	Fiscal 2015	Fiscal 2014
Tax benefit at statutory rate	$(4,093)	$(262)
State income taxes, net of U.S. federal income tax benefit	(298)	(76)
Adjustment to uncertain tax position	327	—
Stock options	92	213
Valuation allowance of state R&D credits	—	(23)
Foreign tax rate differential	289	(249)
Tax credits	(150)	(173)
Non-deductible expenses	438	25
Other	(29)	18

Total benefit	$(3,424)	$(527)

        The Company had undistributed earnings from certain foreign subsidiaries (Summer Infant Asia, Summer Infant Australia, and Born Free Holdings, Ltd) of approximately $12,784 at January 2, 2016, and all of these earnings are considered to be permanently reinvested due to the Company's plans to reinvest such earnings for future expansion in certain foreign jurisdictions. Earnings and profits from Summer Infant Europe and Summer Infant Canada are not considered to be permanently reinvested due to the bank refinancing as discussed in Note 4—Debt. The amount of taxes attributable to the permanently reinvested undistributed earnings is not practicably determinable.

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. INCOME TAXES (Continued)

        As of January 2, 2016, the Company has approximately $6,000 of federal and state net operating loss carry forwards (or "NOLs") to offset future federal taxable income. The federal NOL will begin to expire in 2028 and the state NOL will begin to expire in 2016. The Company also has approximately $1,725, $431, and $37 of NOLs in Canada, Australia, and the United Kingdom, which can be carried forward indefinitely.

        Authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported, if based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all evidence, including the Company's past earnings history and future earnings forecast, management has determined that a valuation allowance in the amount of $1,518 relating to certain state tax credits is necessary at January 2, 2016.

        A summary of the Company's adjustment to its uncertain tax positions in fiscal years ended January 2, 2016 and January 3, 2015 are as follows:

	January 2, 2016	January 3, 2015
Balance, at beginning of the year	$—	$—
Increase for tax positions related to the current year	—	—
Increase for tax positions related to prior years	283	—
Increase for interest and penalties	44	—
Decrease for lapses of statute of limitations	—	—

Balance, at end of year	$327	$—

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. INCOME TAXES (Continued)

        The unrecognized tax benefits mentioned above include an aggregate of $44 of accrued interest and penalty balances related to uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. An increase in accrued interest and penalty charges of approximately $44, net of federal tax expense, was recorded as a tax expense during the current fiscal year. The Company does not anticipate that its accrual for uncertain tax positions will be reduced by a material amount over the next twelve month period, as it does not expect to settle any potential disputed items with the appropriate taxing authorities nor does it expect the statute of limitations to expire for any items.

        The Company is subject to U.S. federal income tax, as well as to income tax of multiple state and foreign tax jurisdictions. On a global basis, the open tax years subject to examination by major taxing jurisdictions in which the Company operates is between two to six years.

6. SHARE BASED COMPENSATION

        The Company is authorized to issue up to 3,000,000 shares for equity awards under the Company's 2006 Performance Equity Plan ("2006 Plan") and 1,700,000 shares for equity awards under the Company's 2012 Incentive Compensation Plan (as amended, "2012 Plan"). The Company's stockholders approved an increase in the number of shares available under the 2012 Plan from 1,100,000 to 1,700,000 shares on August 4, 2015. Periodically, the company also provides equity awards outside of the plans.

        Under the 2006 Plan and 2012 Plan, awards may be granted to participants in the form of non-qualified stock options, incentive stock options, restricted stock, deferred stock, restricted stock units and other stock-based awards. Subject to the provisions of the Plans, awards may be granted to employees, officers, directors, advisors and consultants who are deemed to have rendered or are able to render significant services to the Company or its subsidiaries and who are deemed to have contributed or to have the potential to contribute to the Company's success. The Company accounts for options under the fair value recognition standard. The application of this standard resulted in share-based compensation expense for the twelve months ended January 2, 2016 and January 3, 2015 of $865 and $1,220, respectively. Share based compensation expense is included in selling, general and administrative expenses.

  Stock Options

        The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the table below. The Company uses the simplified method to estimate the expected term of the options for grants of "plain vanilla" stock options as prescribed by the Securities and Exchange Commission. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Share- based compensation expense recognized in the consolidated financial statements in fiscal 2015 and 2014 is based on awards that are ultimately expected to vest.

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. SHARE BASED COMPENSATION (Continued)

        The following table summarizes the weighted average assumptions used for options granted during the fiscal years ended January 2, 2016 and January 3, 2015.

	Fiscal 2015	Fiscal 2014
Expected life (in years)	5.3	4.9
Risk-free interest rate	1.6%	1.7%
Volatility	67.4%	63.0%
Dividend yield	0.0%	0.0%
Forfeiture rate	16.5%	13.1%

        The weighted-average grant date fair value of options granted during the year ended January 2, 2016 was $1.58 per share which totaled $767 for the 485,750 options granted during such period. During the year ended January 3, 2015, the weighted-average grant date fair value of options granted was $1.21 per share which totaled $803 for the 664,000 options granted during the year.

        A summary of the status of the Company's options as of January 2, 2016 and changes during the year then ended is presented below:

	Number Of Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	1,729,365	$3.30
Granted	485,750	$2.72
Exercised	(25,000)	$1.85
Canceled	(887,902)	$2.80

Outstanding at end of year	1,302,213	$3.45

Options exercisable at January 2, 2016	774,598	$3.95

        Outstanding stock options expected to vest as of January 2, 2016 is 1,199,853. The intrinsic value of options exercised totaled $27 and $6 for the fiscal years ended January 2, 2016 and January 3, 2015, respectively.

        The following table summarizes information about stock options at January 2, 2016:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Remaining Contractual Life	Weighted Average Exercise Price
$1.80 - $2.00	111,500	8.4	$1.83	29,250	8.3	$1.83
$2.01 - $3.00	645,000	7.8	$2.53	301,940	6.2	$2.32
$3.01 - $4.00	162,750	7.9	$3.33	69,500	7.7	$3.35
$4.01 - $6.00	330,413	2.6	$5.30	321,358	2.5	$5.29
$6.01 - $8.00	52,550	5.0	$7.06	52,550	5.0	$7.06

	1,302,213	6.4	$3.45	774,598	4.8	$3.95

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. SHARE BASED COMPENSATION (Continued)

        The aggregate intrinsic value of options outstanding and exercisable at January 2, 2016 and January 3, 2015 are $36 and $886, respectively. As of January 2, 2016, there was approximately $544 of unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.4 years.

  Restricted Stock Awards

        Restricted stock awards require no payment from the grantee. The related compensation cost of each award is calculated using the market price on the grant date and is expensed equally over the vesting period. A summary of restricted stock awards made in the year ended January 2, 2016, is as follows:

	Number of Shares	Grant Date Fair Value
Non-Vested restricted stock awards as of January 3, 2015	242,249	$3.22
Granted	216,135	2.52
Vested	(198,473)	3.00
Forfeited	(84,067)	3.03

Non-Vested restricted stock awards as of January 2, 2016	175,844	$2.70

        As of January 2, 2016, there was approximately $274 of unrecognized compensation cost related to non-vested stock compensation arrangements granted under the Company's stock incentive plan for restricted stock awards. That cost is expected to be recognized over the next 2.5 years.

        As of January 2, 2016, there are 635,078 shares available to grant under the 2006 Plan and 1,020,125 shares available to grant under the 2012 Plan.

  Restricted Stock Units

        In December 2015, the Company's Board of Directors granted restricted stock units to the executive Chairman of the Board (the "RSUs"). The RSUs represent the right to receive shares of the Company's common stock upon achievement of specified stock price performance metrics, and only vest if such market-based performance metrics are achieved. The RSUs expire on the date of the Company's Issuer's 2017 annual stockholder meeting. The amount of shares that ultimately vest may range from 0 shares to 194,209. The fair value of the restricted stock units was determined by utilizing a Monte Carlo simulation model, which projects the value of the Company's stock versus the peer group under numerous scenarios and determines the value of the award based upon the present value of these projected outcomes. None of the RSUs had vested as of January 2, 2016.

        As of January 2, 2016, there was $53 of recognized compensation cost and $175 of unrecognized compensation cost related to the RSUs. Expected cost is recognized over a weighted-average period of approximately 1 year.

7. CAPITAL LEASE OBLIGATIONS

        The Company leases certain equipment under capital leases which expire over the next two years.

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. CAPITAL LEASE OBLIGATIONS (Continued)

        The leases require monthly payments of principal and interest, imputed at interest rates ranging from 3% to 6% per annum.

        The capital lease liability balance of approximately $71 and $211 is included in debt on the consolidated balance sheets as of January 2, 2016 and January 3, 2015, respectively, of which approximately $2 and $70 is included in long-term liabilities as of January 2, 2016 and January 3, 2015, respectively, and the balance is in current portion of long-term debt. The minimum future lease payments, including principal and interest, are approximately $72 and $219, respectively.

Future Minimum Lease Payments by Fiscal Year

	Total	2016	2017	2018 & Beyond
Capital Lease Payments	$72	$70	$2	$—
Interest	(1)	(1)	(0)	—

Principal	$71	$69	$2	$—

8. PROFIT SHARING PLAN

        Summer Infant (USA), Inc. maintains a defined contribution salary deferral plan under Section 401(k) of the Internal Revenue Code. All employees who meet the plan's eligibility requirements can participate. Employees may elect to make contributions up to federal limitations. In 2007, the Company adopted a matching plan which was further amended in 2013, and which was funded throughout the year. For the years ended January 2, 2016 and January 3, 2015, the Company recorded 401(k) matching expense of $366 and $216, respectively.

9. MAJOR CUSTOMERS

        Sales to the Company's top seven customers together comprised more than 73% of our sales in fiscal 2015 and 74% of our sales in fiscal 2014. These customers include Babies R Us/Toys R Us, Wal-Mart, Amazon, Target, Buy Buy Baby, K-Mart, and Burlington Coat Factory. Of these customers, four generated more than 10% of sales for fiscal 2015: Babies R Us/Toys R Us (23%), Walmart (14%), Amazon.com (14%) and Target (12%). In fiscal 2014, four customers generated more than 10% of sales: Babies R Us/Toys R Us (27%), Walmart (14%), Amazon (11%) and Target (11%).

10. COMMITMENTS AND CONTINGENCIES

Royalty Commitments

        Summer Infant (USA), Inc. has entered into various license agreements with third parties for the use of product designs, software licenses, and trade names for the products manufactured by the Company. These agreements have termination dates through December 2017. Royalty expense under these licensing agreements for the years ended January 2, 2016 and January 3, 2015 were approximately $735 and $915, respectively.

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

Lease Commitments

        For lease agreements with escalation clauses, the Company records the total rent to be paid under the lease on a straight-line basis over the term of the lease, with the difference between the expense recognized and the cash paid recorded as a deferred rent liability included in accrued expenses on the balance sheet for amounts to be recognized within twelve months and in other liabilities for amounts to be recognized after twelve months from the balance sheet date, in the consolidated balance sheets. Lease incentives are recorded as deferred rent at the beginning of the lease term and recognized as a reduction of rent expense over the term of the lease.

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

        Summer Infant (USA) Inc. entered into a 72 month lease in September 2010 for warehouse space under a non-cancelable operating lease agreement. The Company is obligated to pay certain common area maintenance charges including insurance and utilities. The lease was extended in 2015 and now expires in September 2021. Monthly payments of $166 in fiscal 2016 escalate to $186 over the remaining life of the lease.

        During November 2015, Summer Infant Asia entered into a two year office lease which requires monthly payments of $10 through 2017.

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. COMMITMENTS AND CONTINGENCIES (Continued)

        Approximate future minimum rental payments due under these leases are as follows(a):

Fiscal Year Ending:
2016	$1,936
2017	2,293
2018	2,198
2019	2,122
2020 and beyond	3,861

Total	$12,410

(a)
Amounts exclude payments for sales-leaseback transaction as described in Note 4.

        Rent expense (excluding taxes, fees and other charges) for the years ended January 2, 2016 and January 3, 2015 totaled approximately $1,906 and $1,902, respectively.

Employment Contracts

        In accordance with United Kingdom and EU law, Summer Infant Europe Limited is required to have employment contracts with all of its employees. In connection with these contracts, Summer Infant Europe Limited makes individual pension contributions to certain employees at varying rates from 3-7% of the employee's annual salary, as part of their total compensation package. These pension contributions are expensed as incurred. There are no termination benefit provisions in these contracts.

Litigation

        The Company is a party to routine litigation and administrative complaints incidental to its business. The Company does not believe that the resolution of any or all of such routine litigation and administrative complaints is likely to have a material adverse effect on the Company's financial condition or results of operations, except as noted below.

        On May 27, 2015, the Company filed a Complaint against Carol E. Bramson, Annamaria Dooley, Kenneth N. Price, Carson J. Darling, Dulcie M. Madden, and Bruce Work in the United States District Court for the District of Rhode Island (Civil Action No. 1:15-CV-00218-5-LDA) (the "Complaint"). The Complaint alleges theft and misappropriation of the Company's confidential and proprietary trade secrets, intellectual property, and business, branding and marketing strategies. Ms. Bramson is a former member of the Company's Board of Directors and the Company's former Chief Executive Officer, Ms. Dooley is the Company's former Senior Vice President of Product Development, and Mr. Price is the former President of Global Sales & Marketing of the Company. Mr. Darling and Ms. Madden are principals of Rest Devices, Inc., a former consultant to the Company (the "Rest Defendants"). The Complaint alleges violation of trade secrets, misappropriation of confidential information, breaches of fiduciary duties by Mmes. Bramson and Dooley and Mr. Price, conversion, breaches of contract by Mmes. Bramson and Dooley and Mr. Price, tortious interference with employment agreements, consulting agreements, and prospective business relations, unjust enrichment and other related claims, and seeks injunctive relief, return of the Company's confidential and proprietary information, as well as other relief including compensatory damages.

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. COMMITMENTS AND CONTINGENCIES (Continued)

        On August 25, 2015, the Company and the Rest Defendants reached an agreement-in-principle with regard to a proposed settlement, and the Company subsequently withdrew its motion for a preliminary injunction. On November 1, 2015, the Company and the Rest Defendants entered into a confidential settlement agreement (the "Settlement Agreement") pursuant to which the Company and the Rest Defendants mutually released claims against each other, and the Company voluntarily dismissed all claims in the Complaint against the Rest Defendants. The Settlement Agreement did not release any claims against Mmes. Bramson or Dooley or Mr. Price.

        With respect to the remaining defendants, on July 3, 2015, Mr. Price filed a motion to dismiss the claims against him set forth in the Complaint, and on February 10, 2016 the Court denied Mr. Price's motion to dismiss. On July 3, 2015, Mmes. Bramson and Dooley filed an answer to the Complaint, and asserted counterclaims against the Company, including (i) a claim by Ms. Bramson for contractual indemnification and (ii) claims by Mmes. Bramson and Dooley for indemnification under the Company's bylaws, tortious interference with prospective business relations, unfair and deceptive trade practices and abuse of process. The Company filed a motion to dismiss certain counterclaims made by Mmes. Bramson and Dooley on July 27, 2015. On February 10, 2016, the Court granted in part and denied in part the Company's motion to dismiss certain counterclaims, and dismissed with prejudice Mmes. Bramson and Dooley's counterclaim for abuse of process. On February 19, 2016, Ms. Dooley filed a motion to amend her counterclaims and bring a third-party complaint against Dan Almagor, executive Chairman of the Board. Ms. Dooley amended her counterclaims to allege violations of 18 U.S.C. Section 2701, the Stored Communications Act, invasion of privacy, violation the Rhode Island's Computer Crime Statute and infliction of emotional distress by the Company and Mr. Almagor. The Company has not yet responded to Ms. Dooley's motion. On February 23, 2016, Mr. Price filed a motion to file answer and counterclaim, responding to the Complaint and alleging counterclaims, including breach of contract, breach of the duty of good faith and fair dealing, violations of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and indemnification under the Company's bylaws. The Company has not yet responded to Mr. Price's motion.

        In August 2015, the Court granted Ms. Bramson's motion for advancement of certain indemnification expenses. Subsequently, the Company declined to pay some of these expenses on the ground that they were beyond the scope of the indemnification agreement and inconsistent with the Court's initial order. In February 2016, the Court granted Ms. Bramson's motion for advancement in part, and denied it in part, on the ground that some, but not all of the expenses sought were within the scope of the indemnification agreement.

        The Company and the remaining defendants are currently in discovery, and no trial date has been set. The Company has incurred significant expenses related to this lawsuit to date and may continue to incur expenses related to this lawsuit. The Company cannot predict the outcome of this lawsuit or for how long it will remain active.

11. GEOGRAPHICAL INFORMATION

        The Company sells products throughout the United States, Canada, and the United Kingdom, and various other parts of the world. The Company does not disclose product line revenues as it is not practicable for the Company to do so.

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. GEOGRAPHICAL INFORMATION (Continued)

        The following is a table that presents net revenue by geographic area:

	For the fiscal year ended
	January 2, 2016	January 3, 2015
United States	$171,310	$170,375
All Other	34,494	34,984

	$205,804	$205,359

        The following is a table that presents total assets by geographic area:

	January 2, 2016	January 3, 2015
United States	$92,379	$100,302
All Other	22,248	22,165

	$114,627	$122,467

        The following is a table that presents total long lived assets by geographic area:

	January 2, 2016	January 3, 2015
United States	$23,908	$27,180
All Other	8,196	7,944

	$32,104	$35,124

12. SUBSEQUENT EVENTS

        The Company has evaluated all events or transactions that occurred after January 2, 2016 through the date of this Annual Report. No subsequent event disclosures are required.

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
10.5
Amendment No. 2 to Loan and Security Agreement, dated November 8, 2013, among the Registrant and Summer Infant (USA), Inc., as Borrowers, Summer Infant Canada, Limited and Summer Infant Europe Limited, as Guarantors, the Lenders party to the Loan and Security Agreement, and Bank of America, N.A., in its capacity as Agent (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on November 14, 2013)
10.6
Amendment No. 3 and Waiver to Loan and Security Agreement, dated December 12, 2014, among the Registrant and Summer Infant (USA), Inc., as Borrowers, Summer Infant Canada, Limited and Summer Infant Europe Limited, as Guarantors, the Lenders party to the Loan and Security Agreement, and Bank of America, N.A., in its capacity as Agent (Incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K filed on March 4, 2015)
10.7
Term Loan Agreement, dated as of February 28, 2013, among Summer Infant (USA), Inc., as lead borrower, the Registrant, the Guarantors named therein, Salus Capital Partners, LLC, as Administrative Agent and Collateral Agent, and the other Lenders party thereto (Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on March 4, 2013)
10.8
Amendment No. 1 to Term Loan Agreement, dated November 8, 2013, among the Registrant and Summer Infant (USA), as Borrowers, Summer Infant Canada, Limited and Summer Infant Europe Limited, as Guarantors, the Lenders party of the Term Loan Agreement and Salus Capital Partners, LLC, as Agent (Incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on November 14, 2013)
10.9
Amendment No. 2 to Term Loan Agreement, dated December 31, 2014, among the Registrant and Summer Infant (USA), as Borrowers, Summer Infant Canada, Limited and Summer Infant Europe Limited, as Guarantors, the Lenders party of the Term Loan Agreement and Salus Capital Partners, LLC, as Agent (Incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K filed on March 4, 2015)
10.10
Amendment No. 3 to Term Loan Agreement, dated February 26, 2015, among the Registrant and Summer Infant (USA), as Borrowers, Summer Infant Canada, Limited and Summer Infant Europe Limited, as Guarantors, the Lenders part of the Term Loan Agreement and Salus Capital Partners, LLC, as Agent (Incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on May 7, 2015)
10.11
Security Agreement, dated as of February 28, 2013, among Summer Infant, (USA), Inc., as lead borrower, the Registrant, the Guarantors named therein, and Salus Capital Partners, LLC, as Agent (Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on March 4, 2013)
10.12
Amended and Restated Loan and Security Agreement, dated as of April 21, 2015, among Summer Infant, Inc. and Summer Infant (USA), Inc. as Borrowers, the Guarantors from time to time party thereto, Certain Financial Institutions as Lenders, Bank of America, N.A. as Agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Sole Book Runner (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on April 22, 2015)

Exhibit No.		Description
10.13		Amendment to Amended and Restated Loan and Security Agreement, dated as of December 10, 2015, among Summer Infant, Inc. and Summer Infant (USA), Inc., as Borrowers, Summer Infant Canada, Limited and Summer Infant Europe Limited, as Guarantors, Certain Financial Institutions as Lenders and Bank of America, N.A. as Agent (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on December 14, 2015)
10.14	*	2012 Incentive Compensation Plan, as amended (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on August 5, 2015)
10.15	*
Form of Change of Control Agreement with Chief Financial Officer, Chief Operating Officer and other key employees (Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on December 14, 2015)
10.16	*
Separation Agreement and Release, dated as of January 15, 2014, by and between the Registrant and Jason Macari (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on January 17, 2014)
10.17	*
Employment Agreement, dated as of January 16, 2014, by and between Summer Infant, Inc. and Carol E. Bramson (Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on January 17, 2014)
10.18	*	Summer Infant, Inc. Form of Indemnification Agreement (for officers and directors) (Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on January 17, 2014)
10.19	*
Offer Letter and Change of Control Agreement by and between the Registrant and Kenneth Price (Incorporated by reference to Exhibit 10.29 to the Registrant's Annual Report on Form 10-K filed on March 11, 2014)
10.20	*
Separation Agreement and General Release, dated as of October 23, 2014, by and among the Registrant, Summer Infant (USA), Inc. and David Hemendinger (Incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K filed on March 4, 2015)
10.21	*
Separation Agreement and General Release, dated as of November 6, 2014, by and among the Registrant, Summer Infant (USA), Inc. and Paul Francese (Incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K filed on March 4, 2015)
10.22	*
Offer Letter and Change of Control Agreement by and between the Registrant and William E. Mote (Incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K filed on March 4, 2015)
10.23	*
Offer Letter and Change of Control Agreement by and between the Registrant and Robert Stebenne (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on May 7, 2015)
10.24
Amendment to Lease, dated May 13, 2015, by and between Faith Realty II, LLC and Summer Infant (USA), Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 19, 2015)
21.1		List of Subsidiaries (Incorporated by reference to Exhibit 21.1 to the Registrant's Annual Report on Form 10-K filed on March 13, 2013)
23.1		Consent of Independent Registered Public Accounting Firm
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
Management contract or compensatory plan or arrangement.