Form 10-K/A
period 2016-01-02
Summer Infant, Inc.
filed 2016-04-29
CIK 1314772

Use these links to rapidly review the document

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

EXPLANATORY NOTE

        This Amendment No. 1 on Form 10-K/A (this "Amendment") amends our Annual Report on Form 10-K for the fiscal year ended January 2, 2016, originally filed with the Securities and Exchange Commission on February 24, 2016 (the "Original Filing"). We are filing this Amendment to amend Part III of the Original Filing to include the information required by and not included in Part III of the Original Filing, as we do not intend to file a definitive proxy statement for an annual meeting of stockholders within 120 days of the end of our fiscal year ended January 2, 2016. In addition, in connection with the filing of this Amendment and pursuant to the rules of the United States Securities and Exchange Commission, we are including with this Amendment new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications.

        Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

        As used in this Amendment, unless the context requires otherwise, "our company," "Summer," "our" and "we" means Summer Infant, Inc. and its consolidated subsidiaries.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Executive Officers

        Information concerning our current executive officers is set forth below. All executive officers hold their positions for an indefinite term and serve at the pleasure of our Board of Directors.

        Robert Stebenne, 63, was appointed our Chief Executive Officer in May 2015 and has been President and Chief Operating Officer since March 2015. Mr. Stebenne has served as a director of our company since March 2007. Prior to joining our company, Mr. Stebenne owned and managed Bob Stebenne Associates, a firm he founded in 2002 that provided consulting services in the areas of brand development, product development, and strategic planning. From February 1999 to July 2002, Mr. Stebenne was the president of new business development for Hasbro Industries, a provider of children's and family leisure time products and services. From 1991 to February 1999, he was president of Hasbro's FOB/LC division, where he created a U.S. marketing, sales, product development, finance and logistics group. From 1982 to 1991, he was president of Hasbro's Playskool Baby division. Mr. Stebenne holds a B.A. in American History from the Roger Williams University.

        William E. Mote, Jr., 46, was appointed our Chief Financial Officer in November 2014. Prior to joining our company, from February 2013 to November 2014 Mr. Mote was Chief Financial Officer of the Poarch Band of Creek Indians, the largest hospitality and gaming operator in Alabama, where he was responsible for all financial operations of the Sovereign Nation. From January 2010 to February 2013, Mr. Mote was Executive Vice President of Finance at JAKKS Pacific, a diversified children's entertainment company, where he was a member of the executive team in charge of worldwide financial operations. Prior to joining JAKKS Pacific, Mr. Mote was Vice President and Corporate Controller at Easton-Bell Sports, Inc. from 2005 to 2010, where he was responsible for worldwide financial planning and analysis and strategic planning. Mr. Mote spent five years working in various global finance positions with increasing responsibility at Hewlett-Packard Company beginning in 2000. Mr. Mote is a Certified Public Accountant and holds a M.B.A. and a B.S. in Accounting from Louisiana State University.

Directors

        Our Board of Directors has currently set the number of directors at eight. Under our certificate of incorporation, our Board was initially divided into three classes as nearly equal in number as possible, with each class of directors elected to serve three-year staggered terms. At our company's 2013 annual meeting of stockholders, our stockholders approved a declassification of our Board. Beginning with our 2014 annual meeting of stockholders, directors whose term expires at successive annual meetings are elected for a one-year term. As of the 2016 annual meeting, our Board will be fully declassified. Biographical information for our current directors is set forth below.

        Dan Almagor, 62, a director since November 2009 and Chairman of our Board since January 2013, is a consultant and private investor. From 1999 to 2005, Mr. Almagor was the Chairman and Chief Executive Officer of ACG International, an affiliate of a private equity fund of Bank One, where he was involved in formulating deal terms for investments and in the sourcing of high quality investment opportunities. From 1996 to 1998, he was the Chairman and Chief Executive Officer for ID B.V. From 1993 to 1996, he was the President and Chief Executive Officer for Kushi Foods, a position he accepted after being Managing Partner and Director for American Consulting from 1989 to 1993. At American Consulting, he was responsible for business strategy and served as advisor to Fortune 1000 boards. From 2004 through 2012, Mr. Almagor served on the Board of Directors of JAKKS Pacific, Inc., a publicly traded multi-line, multi-brand toy company. Mr. Almagor has also authored "Business Visions, A Practical Guide for Strategic Decisions and Shareholder Value Creation." Mr. Almagor received a B.S. in mechanical and industrial engineering from SUNY. As our executive Chairman, he acts as an advisor to our Chief Executive Officer and a liaison between our Board and management.

        Martin Fogelman, 72, a director since March 2007, is an independent consultant and private investor in the juvenile products industry. He was instrumental in the conception and development of the Babies R Us retail chain and served as senior vice president of both Toys R Us and Babies R Us, where he was employed from 1986 to May 2003. From May 2003 until March 2007, Mr. Fogelman was President of Baby Trend, Inc., a manufacturer of infant products. He is currently an advisory board member of Babyganics Products, pbc, a baby healthcare products company. Mr. Fogelman brings to our Board his extensive experience in our industry, including his experience in creating strategic growth at Toys R Us and Babies R Us, and his knowledge of our company and business operations.

        Robin Marino, 61, a director since August 2015, is currently an independent brand consultant. From 2011 to 2014, Ms. Marino served as Group President, Accessories and Home, of LFUSA/Global Brands Group (GBG), a branded apparel, footwear, fashion accessories and related lifestyle product company, where she oversaw five divisions. Prior to joining GBG, Ms. Marino was President and CEO of Merchandising at Martha Stewart Living Omnimedia, which she originally joined in 2005. Ms. Marino was also President and COO of Kate Spade from 1999 to 2005. Prior to that, she served in a variety of management positions for fashion and retail companies such as Burberry Limited , Wathne LTD and Federated Department Stores, Inc. Ms. Marino currently serves as a director of Hampshire Group, Limited, a publicly-traded provider of fashion apparel across a broad range of product categories, channels of distribution and price points. Ms. Marino holds a B.B.A. from Stetson University. Ms. Marino brings to our Board over 35 years of sales and merchandising experience in consumer products.

        Alan Mustacchi, 55, director since May 2015, is currently Executive Vice President, Capital Markets of GreenSky, LLC, a technology-focused consumer finance platform, which he joined in November 2014. Prior to joining GreenSky, Mr. Mustacchi was Managing Director and Head of Consumer Products & Specialty Retail Investment Banking of Dresner Partners, a middle market investment bank specializing in merger & acquisition advisory, institutional private placements of debt and equity, financial restructuring and corporate turnaround, valuation and strategic consulting, from 2013 until 2014. From 2005 until 2013, Mr. Mustacchi was at Navigant Capital Advisors, LLC, where the last position he held was Managing Director, Investment Banking. He was also Managing Director, Merchant Banking Group, at BNP Paribas, where he spent 11 years, and Vice President of The Bank of New York in its commercial finance group. Early in his career, Mr. Mustacchi spent six years as a Certified Public Accountant. He holds an M.B.A. in Finance and International Business, and a B.S. in Accounting and Economics and from New York University's Stern School of Business. Mr. Mustacchi brings to our Board significant capital markets experience and financial acumen.

        Derial Sanders, 73, a director since November 2009, is currently President of Precept Marketing Group Inc., a company which he founded in 2001. Prior to June 2001, Mr. Sanders was a long-time employee of Graco Children's Products, Inc., where he most recently held the position of President and Chief Operating Officer. He was instrumental in the growth of Graco via strategic domestic sales initiatives, international expansion, and the addition of several key new product categories. Mr. Sanders also saw the company through several acquisitions, the last of which was by Rubbermaid, in 1996, and then Newell Rubbermaid in 1998. Mr. Sanders received a B.S. in marketing and commerce from Rider University. Mr. Sanders brings to our Board his extensive experience in our industry, including his depth of senior management and leadership experience at Graco, as well as his status as an independent director.

        Robert Stebenne, 63, a director since March 2007, is our Chief Executive Officer, President and Chief Operating Officer. Additional biographical information about Mr. Stebenne is included above under "Executive Officers." Mr. Stebenne brings to our Board his extensive experience in our industry, including his experience at Hasbro and his operational experience, and as our Chief Executive Officer provides our Board with insight into the day-to-day operations of our company.

        Richard E. Wenz, 66, a director since March 2007, is a consultant and private investor. During 2002 and 2003, Mr. Wenz served as Chief Executive Officer of Jenny Craig International. From 2000 to 2003, Mr. Wenz was an operating partner/affiliate of DB Capital Partners, LLC, the private equity arm of Deutsche Bank A.G., and served on the boards of directors of a number of portfolio companies, including NewRoads, Inc., Nations Rent and Jenny Craig International. From 1997 to 2000, Mr. Wenz was President and Chief Operating Officer of Safety 1st, Inc., a manufacturer of safety and juvenile products. During 1995 and 1996, Mr. Wenz was the partner in charge of the Chicago office of The Lucas Group, a business strategy consulting firm. Prior to 1995, Mr. Wenz held senior executive positions including Executive Vice President of Wilson Sporting Goods Co., Chief Financial Officer of Electrolux Corporation and The Regina Company, and President of the Professional Golf Corporation. From 2010 to 2016, Mr. Wenz served as a director of Armstrong World Industries, a publicly traded international manufacturer of flooring and ceiling products ("AWI"), and, following the spin-off of Armstrong Flooring, Inc. from AWI in April 2016, now serves as a director of Armstrong Flooring, Inc. and as chair of its audit committee. Since 2010, he also has served as a director of Pet Supplies Plus, a pet retail chain, and is chairman of its audit committee and a member of its compensation committee. Mr. Wenz previously served as a director of Easton-Bell Sports, Inc., Coach America, Inc., Radica Games (HK), Inc., Hunter Fan Company, Strategic Partners, Inc., The First Years, Inc., Babyganics Products, pbc, and Baby Jogger, Inc. Mr. Wenz began his career in 1971 with Arthur Young & Company (predecessor of Ernst & Young) and left the firm as a partner in 1983. Mr. Wenz is a certified public accountant. Mr. Wenz brings to our Board substantial leadership and financial experience, his experience as a certified public accountant, as well as previous experience in the juvenile products industry at The First Years and Safety 1st, and past service on other public company boards of directors.

        Stephen J. Zelkowicz, 43, has been a director since August 2014. Since 1999, he has served as an equity research analyst at Wynnefield Capital, Inc., an investment firm specializing in small, publicly-traded companies. Mr. Zelkowicz holds a B.A. from the University of Pennsylvania. Mr. Zelkowicz brings to our Board his knowledge of our company and industry and his experience in the capital markets.

Corporate Governance

Audit Committee and Audit Committee Financial Expert

        Our Board of Directors has established a separately-designated standing Audit Committee in accordance with section 3(a)(58)(A) of the Exchange Act. The Audit Committee currently consists of three members: Alan Mustacchi (Chairman), Robin Marino and Richard Wenz. Each member of the Audit Committee is an "independent" director under applicable SEC and Nasdaq Stock Market rules. Our Board of Directors has determined that each of Messrs. Mustacchi and Wenz qualifies as an "audit committee financial expert" within the meaning of SEC rules.

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

        Based solely on our review of the copies of such reports furnished to us during the fiscal year ended January 2, 2016 and on written representations from our officers, directors and 10% stockholders known to us, we believe that each person who, at any time during the fiscal year, was a director, officer or beneficial owner of more than 10% of our common stock, complied with all

Section 16(a) requirements during the fiscal year, except for the following: (1) Ms. Marino filed a Form 4 late reporting the purchase of shares of our common stock; (2) Mr. Price filed (i) a Form 4 late reporting the exercise of a stock option and subsequent sale of shares acquired upon such exercise and (ii) a Form 4 late reporting the sale of shares of our common stock; (3) Mr. Almagor filed a Form 4 late reporting an annual stock grant; (4) Mr. Macari filed a Form 4 late reporting the purchase of shares of our common stock; and (5) Wynnefield Partner Small Cap Value LP filed a Form 4 late reporting the purchase of shares of our common stock.

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

Item 11.    Executive Compensation.

Executive Summary

        We are a premier juvenile products company originally founded in 1985 and create branded juvenile safety and infant care products (targeted for ages 0-3 years) that are intended to deliver a diverse range of parenting solutions to families. Our industry is highly competitive and has many participants, and our ability to compete effectively in our industry is dependent in part on our ability to attract, motivate and retain key management personnel and other qualified employees. The Compensation Committee has approved a pay-for-performance compensation philosophy, which is intended over time to bring base salaries and total executive compensation in line with approximately the median (50th percentile) of the companies represented in our peer group. However, we have not been able to compensate our executives at this level in recent years due to our company's financial performance, stock price and the limited pool of shares available for issuance under our equity plans. Short-term incentive compensation, based on the achievement of specified goals and objectives, may be awarded in the form of a cash performance bonus. We also provide equity awards to reward our executives for long-term company performance and to align their interests with the interests of our stockholders. Total compensation may vary significantly from year-to-year based on a combination of total company and individual performance.

        In fiscal 2015, our company continued to focus on our core product offerings, phasing out less profitable categories, liquidating related inventory, and improving our balance sheet and working capital positions. As our company executed these initiatives, sales increased slightly while gross margins declined primarily due to the liquidation of closeout inventory as well as the unfavorable effect of currency exchange rates (primarily on Canadian sales). As a result, net sales in fiscal 2015 were relatively flat as compared to fiscal 2014, as reflected in the following chart:

        In 2015, we experienced changes in our executive team, as Mr. Stebenne was appointed Chief Executive Officer in May 2015 replacing Ms. Bramson. In addition, our Compensation Committee adjusted our annual incentive bonus program design to provide for potential payouts based on achievement of company-wide performance targets related to pre-bonus adjusted EBITDA, contribution margin and operating cash flow, as further described below. As a result, based on the company's performance in fiscal 2015, we had a modest bonus payout under our annual incentive bonus program equal to approximately 7.5% of target bonus to eligible named executive officers. Our equity awards granted in fiscal 2015 were generally below the market 25th percentile for similar companies due to our stock price.

        The following chart shows the mix of total direct compensation actually earned by our Chief Executive Officer for fiscal 2015.

CEO 2015 Total Direct Compensation(1)

(1)
Reflects solely the 2015 compensation of Mr. Stebenne, who was appointed Chief Executive Officer in May 2015.

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

        Our philosophy is to compensate our executives at levels that enable us to attract, motivate and retain highly qualified executives. As our business evolves, we seek to foster a performance-oriented culture, where individual performance is aligned with organizational objectives. We will continue to establish an annual bonus program designed to reward individuals for performance based primarily on our financial results and their achievement of personal and corporate goals that contribute to our long-term goal of building stockholder value. Grants of stock-based awards are intended to provide additional incentive to executives to work to enhance long-term total return to stockholders and to align the interests of our executives with those of our stockholders. Total compensation levels reflect the executive's position, responsibilities, tenure, individual experience and achievement of goals. As a result of our performance-based philosophy, compensation levels may vary from year to year and among our various executive officers with fixed and variable pay components.

Compensation Components

        Each year the Compensation Committee reviews the various components of executive compensation to determine an appropriate mix for each named executive officer, as described below. In determining each component of an executive's compensation, numerous factors are considered, including:

  •
  the individual's particular background and circumstances, including prior relevant work experience;

  •
  the demand for individuals with the individual's specific expertise and experience;

  •
  the individual's role with us and the compensation paid to similar positions determined through benchmark studies;

  •
  the individual's performance and contribution to the achievement of company goals and objectives;

  •
  comparison to other executives within our company; and

  •
  the overall financial performance of our company.

        Our policy for allocating between short-term and long-term compensation is to ensure adequate annual cash compensation to attract and retain personnel, while providing incentives (in the form of equity awards) to maximize long-term value for our company and our stockholders. Accordingly, (i) we provide cash compensation in the form of base salary and annual incentive bonuses to meet competitive salary norms and reward company performance on an annual basis and (ii) we provide non-cash compensation in the form of stock-based awards to reward superior performance against long-term objectives.

        Base Salary.    The Compensation Committee strives to provide salaries to executives that are competitive with those paid by comparable companies for similar work, based on each executive's experience and performance. We target cash compensation at market median levels to help attract and retain executive talent. When setting executive pay, the Compensation Committee considers a combination of factors as outlined in the bulleted list above. In addition, in the case of new hires, the Compensation Committee will also consider the current recruitment market and negotiations with the specific individual.

        Following the end of each fiscal year, the Compensation Committee reviews executives' base salaries, and takes into consideration each executive's performance, achievement of specific short-term goals and our company's performance in the prior year. The Compensation Committee also meets with the Chief Executive Officer to review base salary recommendations for other named executive officers, including his performance evaluation of all such persons and the basis of the recommendations, the scope of each person's duties, oversight responsibilities and individual objectives and goals against results achieved for the applicable fiscal year.

        Annual Incentive Bonus.    Our company generally uses short-term cash-based incentive compensation programs to recognize and reward executives and other employees who contribute meaningfully to an increase in stockholder value and profitability. In general, the funding of the annual incentive bonus pool is dependent upon our company achieving certain financial targets, historically earnings before interest, taxes, depreciation and amortization (before deducting incentive compensation). As further described below, in 2015 the Compensation Committee adjusted our annual incentive bonus program design to provide for potential payouts based on achievement of company-wide performance targets related to pre-bonus adjusted EBITDA, contribution margin and operating cash flow. Each named executive officer typically has the ability to receive up to 200% of his or her target bonus award opportunity based on our company and the individual achieving stretch (or superior) performance levels. The percentage of the bonus actually paid to each named executive officer depends on the attainment of corporate financial targets and individual performance goals.

        Long-Term Equity Incentive Awards.    The Compensation Committee believes that stock-based compensation ensures that our executives have a continuing stake in the long-term success of our company. In general, long-term incentive awards are targeted between the 25th and 50th percentiles of the compensation peer group with appropriate adjustments for individual and company performance, though historically awards have generally been at or below the 25th percentile market level due to share constraints and stock price. Long-term incentive awards have been in the form of stock options, restricted stock awards, or a combination of both types of awards. Vesting for these awards extends over a four-year period, with 25% of the total number of shares subject to an award vesting each year beginning on the first anniversary of the date of grant. If a named executive officer leaves our company prior to the completion of the applicable vesting schedule, the unvested portion of the option or stock grant is forfeited unless otherwise provided in his or her employment agreement or termination agreement. The Compensation Committee also grants equity awards outside of the regular annual grant program for new hires, promotions or other reasons deemed appropriate by the committee.

        Perquisites and Fringe Benefits.    We provide only certain executive fringe benefits. Our executives receive health and welfare benefits, such as group medical, dental, life and long-term disability coverage, under plans generally available to all other employees. We believe that our executives should be able to provide for their retirement needs from the total annual compensation they earn based on our performance. Accordingly, other than an employer matching contribution under our 401(k) plan, which is the same that we provide all of our employees, we do not offer our executives any nonqualified pension plans, supplemental executive retirement plans, deferred compensation plans or other forms of compensation for retirement. We may provide for fringe benefits, such as auto allowances or commuting benefits, in individually negotiated executive employment agreements in order to attract and retain key executives who are essential to the long-term success of our company.

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

        At the request of our Compensation Committee, our Chief Executive Officer and SVP of Human Resources may attend our Compensation Committee meetings, including meetings at which our compensation consultant is present. This enables our Compensation Committee to review with senior management the corporate and individual goals that are important to achieve our overall success. Although the participation of management could influence performance targets and individual goals, including the targets and goals set for our Chief Executive Officer, our Compensation Committee ultimately makes all determinations regarding individual and corporate goals and targets. Our Chief Executive Officer does not attend any portion of meetings at which his compensation is discussed.

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

        The Compensation Committee has authority to retain (at our company's expense) outside counsel, compensation consultants and other advisors to assist as needed. The Compensation Committee considers input and recommendations from our outside compensation consultants in connection with its review of our company's compensation programs and its annual review of the performance of the other executive officers. The Compensation Committee has engaged the services of an independent compensation consultant, Pearl Meyer. As further described below, Pearl Meyer has assisted the Compensation Committee from time to time with executive compensation matters. The Compensation Committee retains Pearl Meyer directly, although in carrying out assignments Pearl Meyer also interacts with management when necessary and appropriate to obtain compensation and performance data. As required under SEC rules, the Compensation Committee reviews the services of its compensation consultants to evaluate whether any conflicts of interest are raised, taking into consideration certain factors, including whether the consultant provides any other services to our company, the amount of fees our company pays to the consultant, whether there are any business or personal relationships with an executive officer of our company or with any committee member, and whether the consultant owns any stock of our company. The Compensation Committee determined, based on its evaluation, that the work of Pearl Meyer has not created any conflict of interest. On an annual basis, the Compensation Committee will continue to monitor the independence of its compensation consultants.

Role of the Compensation Consultant

        The Compensation Committee retains Pearl Meyer to provide advice on various compensation matters and recommends compensation program designs, including market trends, peer group composition and compensation for our executive officers. Pearl Meyer reports directly to the Compensation Committee, meets the independence requirements of applicable SEC rules and does not provide any other services to our company beyond those requested or approved by the Compensation Committee. Pearl Meyer regularly attends meetings of the Compensation Committee, either in person or by telephone. In 2015, Pearl Meyer assisted the Compensation Committee with the following:

  •
  attended Compensation Committee meetings as requested;

  •
  provided advice and analysis of the competitiveness of the compensation of the CEO and other senior executives; and

  •
  reviewed and provided comments on named executive officers' compensation and the disclosure regarding executive compensation in the proxy statement for the 2015 annual meeting of stockholders.

Compensation Benchmarking

        In determining compensation levels, the Compensation Committee believes that it is important when making compensation-related decisions to be informed as to the practices of publicly-held companies of similar size, revenue and market focus. As a result, the Compensation Committee relies on its independent compensation consultant to help define the appropriate competitive market using a combination of peer group companies and industry-specific compensation surveys. The company's peer group currently consists of:

Acme United Corporation	Gaiam, Inc.
Black Diamond. Inc.	JAKKS Pacific, Inc.
Cobra Electronics Corp.	Joe's Jeans Inc.
Crown Crafts, Inc.	Leapfrog Enterprises Inc.
CSS Industries Inc.	Nautilus Inc.
Delta Apparel, Inc.	Rocky Brands, Inc.
Emerson Radio Corp.	ZAGG Inc.
Escalade Inc.

Named Executive Officer Compensation in 2015

        Our named executive officers for 2015 were Robert Stebenne, Chief Executive Officer (beginning in May 2015), President and Chief Operating Officer, William E. Mote, Jr., Chief Financial Officer; Carol E. Bramson, our former Chief Executive Officer until May 2015; and Kenneth Price, our former President of Global Sales & Marketing until May 2015.

        Base Salaries.    In 2015, Mr. Stebenne was newly appointed as an executive officer and his base salary was the result of individual negotiation with him. As is our practice, we review base salaries for our existing named executive officers each fiscal year. In 2015, no increases were approved for named executive officers who were not new hires in 2015. Please see the Summary Compensation Table below for the actual amounts paid to our named executive officers in 2015.

        Annual Incentive Bonus.    In 2015, the Compensation Committee reviewed with input from management and its compensation consultant the structure of our annual incentive bonus program in light of the fact that no payouts had been made in recent years based solely on the achievement of EBITDA targets. The Compensation Committee approved modifications to the design of the annual incentive bonus that are intended to ensure continuing focus on critical financial performance metrics while increasing the potential for meaningful payouts for performance. The Compensation Committee modified the annual incentive bonus program design to be based on achievement of three key metrics, each with a specific weighting: pre-bonus EBITDA, contribution margin and operating cash flow. Each metric is calculated separately, and then results are aggregated to determine funding of the overall bonus pool.

        The following table sets forth the weighting of each target, the threshold, target and maximum amounts for each of the three metrics, and the actual results for each metric in 2015:

Performance Metric	Threshold	Target	Maximum	Actual	Weighting
Adjusted EBITDA	$16,065,000	$18, 900,000	$26,460,000	$9,697,050	40%
Contribution Margin	$48,331,000	$56,860,000	$79,604,000	$44,170,046	30%
Operating Cash Flow	$8,857,000	$10,420,000	$14,588,000	$9,030,579	30%

        Following the end of 2015, the Compensation Committee determined that while the company did not achieve the threshold for payout under the EBITDA and contribution margin metrics, the company did exceed the threshold under the cash flow metric resulting in a 25% achievement payout level for that component. Because the cash flow metric makes up 30% of the overall bonus potential, the final payout to eligible participants was approximately 7.5% of target bonus (30% * 25%).

        Long-Term Equity Incentive Awards.    For 2015, our annual equity-based incentive compensation awards for executives officers and senior management employees were in the form of restricted stock awards and stock options. The amount of annual equity-based awards granted to executive officers who were not new hires during 2015 reflected the executive's position within our company, their individual performance and equity-based awards by comparable companies for comparable positions, with the goal to bring the executive to within the 25th percentile of such comparable companies. The vesting schedule for our annual equity-based awards is 25% per year, with vesting beginning on the first anniversary of the grant date. The vesting schedule is designed to encourage executives to continue in the employ of our company. Each executive forfeits the unvested portion, if any, of the equity-based awards if the executive's service to our company is terminated for any reason, except as may otherwise be determined by our Board. Mr. Stebenne received an equity grant in connection with his hiring, as further described below.

 SUMMARY COMPENSATION TABLE

        The following table sets forth, for fiscal years 2014 and 2015, information regarding compensation of our named executive officers:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)		Total ($)
Robert Stebenne(2)	2015	242,308	18,675	—	415,000	10,962	(3)	686,945
Chief Executive Officer, President and Chief Operating Officer
William Mote	2015	285,000	8,550	21,120	21,420	90,471	(4)	426,561
Chief Financial Officer	2014	32,885	—	36,000	41,200	21,692		131,777
Carol Bramson(5)	2015	138,233	—	52,800	61,200	12,421	(6)	264,654
Former Chief Executive Officer	2014	309,615	100,000	—	240,000	2,019		651,634
Kenneth Price(7)	2015	163,499	—	21,120	21,420	16,749	(8)	222,788
Former President Global Sales & Marketing	2014	329,808	50,000	46,250	73,500	10,246		509,804

(1)
The amounts for 2015 reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 7 to our audited consolidated financial statements for the fiscal year ended January 2, 2016, included in our Original Filing filed with the SEC on February 24, 2016.

(2)
Mr. Stebenne was appointed President and Chief Operating Officer in March 2015 and as Chief Executive Officer in May 2015. The amounts reflected do not include amounts Mr. Stebenne received while serving as a director of our company from January 2015 until March 2015. Please see "Director Compensation" below for information on compensation Mr. Stebenne received for his service as a director prior to his appointment as an officer of our company.

(3)
Includes (i) $7,500 auto allowance and (ii) $3,462 of employer contributions to our company's 401(k) plan.

(4)
Includes (i) $40,134 of living expenses and auto expense, (ii) $46,233 of travel expenses to and from Mr. Mote's residence to our company's executive offices and (iii) $4,104 of employer contributions to our company's 401(k) plan..

(5)
Ms. Bramson's employment with our company ended in May 2015.

(6)
Includes (i) $7,656 of paid time-off and (ii) $4,765 of employer contributions to our company's 401(k) plan.

(7)
Mr. Price's employment with our company ended in May 2015.

(8)
Includes (i) $11,384 of paid time-off, (ii) $3,750 auto allowance and (ii) $1,615 of employer contributions to our company's 401(k) plan.

 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

        The following table provides information about outstanding equity awards held by the named executive officers at the end of 2015:

	Option Awards						Stock Awards
Name	Award Grant Date(1)		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price Per Share	Option Expiration Date	Equity Incentive Plan Awards Number of Unearned Shares or Units That Have Not Vested(2)	Equity Incentive Plan Awards Market Value of Unearned Shares or Units That Have Not Vested
Robert Stebenne	03/07/2007	(3)	40,000	—	5.25	03/07/2017	—	—
	03/03/2015	(4)	69,440	180,560	2.85	03/03/2025	—	—
William E. Mote, Jr.	11/10/2014		10,000	30,000	1.80	11/10/2024	—	—
	11/10/2014		—	—	—	—	15,000	33,450
	03/24/2015		—	14,000	2.64	03/24/2025	—	—
	03/24/2015		—	—	—	—	8,000	17,840

(1)
Unless otherwise noted, option grants vest as follows: 25% of the total number of shares subject to the options vest and become exercisable on each of the first, second, third and fourth anniversaries of the date of grant.

(2)
Unless otherwise noted, restricted stock grants have a vesting schedule as follows: 25% of the total number of shares underlying the award vest on each of the first, second, third and fourth anniversaries of the date of grant.

(3)
Represents option grant received by Mr. Stebenne upon his initial appointment to our Board of Directors in 2007.

(4)
Option vests in 36 equal monthly installments following the date of grant.

Employment Arrangements and Change in Control Agreements with Current Named Executive Officers

        Robert Stebenne.    Under the terms of his offer letter, Mr. Stebenne receives an annual base salary of $300,000, and is eligible to receive a cash bonus with a target bonus award equal to 100% of his base salary under our company's annual short-term incentive plan. He is also eligible to participate in our company's long-term incentive plan and any other bonus plans, as determined by the Compensation Committee, and is eligible to receive all medical, dental and other benefits to the same extent as provided to other senior management employees. Mr. Stebenne also receives with a monthly automobile allowance in the amount of $750 per month. Upon his appointment in March 2015, Mr. Stebenne received a stock option to purchase 250,000 shares of our common stock that vests in 36 equal monthly installments, beginning on the first monthly anniversary of the date of grant; provided, however, that in the event our company undergoes a change in control (as defined in the change of control agreement), the stock option shall vest in full. In addition, if Mr. Stebenne's employment is terminated by us without cause, or Mr. Stebenne terminates his employment for good reason, he is entitled to receive payments equal to his then current base salary for a period of six months following such date of termination. Mr. Stebenne also is party to our standard change of control agreement, as described below, pursuant to which he is eligible to receive 100% of his base salary for a period of 12 months if he is terminated following a change of control.

        William E. Mote, Jr.    Pursuant to the terms of his offer letter, Mr. Mote receives an annual base salary of $285,000, and is eligible to receive a cash bonus with a target bonus award equal to 40% of his base salary under our annual short-term incentive plan. He is also eligible to participate in our long-term incentive plan and any other bonus plans, as determined by the Compensation Committee, and is eligible to receive all medical, dental and other benefits to the same extent as provided to other senior management employees. Upon the commencement of his employment, Mr. Mote received a stock option to purchase 40,000 shares of our common stock at an exercise price equal to the closing price of the common stock on the date of grant, and a restricted stock award of 20,000 shares. Both equity awards will vest in four equal annual installments, with the first 25% of the award vesting and become exercisable on the first anniversary of the date of grant. Mr. Mote is also entitled to certain relocation benefits, including reimbursement of: (i) up to $20,000 in relocation expenses, (ii) $2,500 per month for temporary housing expenses for a period up to 12 months, and (iii) certain air travel expenses. In 2015, the Compensation Committee approved the extension of housing and travel expenses for an additional 12 months. In addition, we agreed to pay a relocation and signing bonus of $30,000, payable on the first regular pay date following his move to a residence within 60 miles of the company's current corporate headquarters. In addition, if Mr. Mote's employment is terminated by us without cause, or Mr. Mote terminates his employment for good reason, he is entitled to receive payments equal to his then current base salary for a period of six months following such date of termination. Mr. Mote is also party to our standard change of control agreement, as described below, pursuant to which he is eligible to receive 100% of his base salary for a period of 12 months if he is terminated following a change of control.

Change of Control Agreements

        Certain executive officers and members of senior management of our company are party to the company's standard change of control agreement. Under the change of control agreement, which was most recently amended and restated in December 2015, the employee will be entitled to certain payments and benefits if (1) there is a change in control of the company and (2) within 12 months following a change in control, his or her employment is terminated, other than for cause, as a result of his or her death or disability, or by the employee for good reason. If these events occur, the employee will be entitled to a cash payment equal to a percentage of his or her then current annual base salary, continued benefits and any earned or accrued, but unpaid, bonus for the fiscal year in which the employee is terminated, for a period of six to twelve months. The change of control agreement also contains non-competition and similar covenants that remain in effect for a period of six to twelve months.

Retirement Plans

        We have a Section 401(k) plan and provide an employer matching contribution, which is the same that we provide all of our employees. We do not offer our executives any nonqualified pension plans, supplemental executive retirement plans, deferred compensation plans or other forms of compensation for retirement.

Director Compensation

        For fiscal 2015, the following director compensation program was in place for our non-employee directors other than our Chairman of the Board:

  •
  an annual retainer fee of $45,000;

  •
  for any meetings beyond four regularly scheduled board meetings per year, a fee of $1,000 for each board meeting attended in person;

  •
  the chairpersons of the Audit, Compensation and Nominating/Governance Committees received an additional annual fee of $15,000, $10,000, and $8,000, respectively;

  •
  each director serving as a member of the Audit, Compensation and Nominating/Governance Committees (other than the chairperson of each such committee) received annual fee of $5,000; and

  •
  each director received an annual equity award, in the form of shares of our common stock, on the date of our annual meeting of stockholders, equal to the lesser of (i)7,500 shares or (ii) the number of shares to be calculated by dividing $30,000 by the fair market value of our common stock on such date.

        In May 2015, the Board made the Chairman of the Board an executive Chairman as he was assisting the CEO with certain duties and special projects, and the Board appointed a Lead Director and approved a $10,000 annual retainer for the Lead Director. The Chairman of the Board was initially compensated in 2015 as follows: (i) an annual retainer fee of $75,000; (ii) an annual equity award, in the form of shares of our common stock, on the date of our annual meeting of stockholders, of 15,000 shares; and (iii) an additional, supplemental monthly cash retainer fee of $10,000 per month subject to review every six months by the Compensation Committee. In December 2015, the Board approved changes to the compensation program for the Chairman of the Board to replace the previous compensation program as follows: (i) a monthly cash stipend totaling $17,400, retroactive to January 1, 2015 (excluding consideration of any prior retainer payments); (ii) a cash bonus opportunity of up to $50,000 upon achievement of projects specified by the Board, such achievement to be determined in the sole discretion of the Board; and (iii) a performance-based restricted stock unit award based on the achievement of specified stock price performance under our 2012 Incentive Compensation Plan, having a performance period of approximately two years and expiring on the date of the annual shareholder meeting held in 2017. The restricted stock unit award pays out a specified dollar amount in shares of our common stock upon achievement of stock price triggers, with the maximum total payout under the award not to exceed $780,000.

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

Director Compensation

        The following table shows non-employee director compensation in 2015. Mr. Stebenne served as a director until his appointment as President and Chief Operating Officer in March 2015. The table below reflects only the compensation Mr. Stebenne received as a director prior to his appointment as an officer, and Mr. Stebenne does not receive any additional compensation for his service as a director. For information on compensation received by Mr. Stebenne for his services as Chief Executive Officer, President and Chief Operating Officer, please see "Summary Compensation Table" above. In addition, each of Ms. Bramson and Jason Macari resigned from our Board of Directors in 2015. Neither

Ms. Bramson nor Mr. Macari received any compensation for their service on the Board of Directors during 2015, therefore they are not included in the table below.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	All Other Compensation ($)		Total ($)
Dan Almagor	242,583	239,019	—	—		481,602
Marty Fogelman	61,667	13,350	—	10,000	(4)	85,017
Robin Marino(5)	8,333	—	—	—		8,333
Alan Mustacchi(6)	22,047	13,350	—	—		35,397
Derial H. Sanders	55,000	13,350	—	—		68,350
Robert Stebenne	65,000	—	—	—		65,000
Richard Wenz	77,666	13,350	—	—		91,016
Stephen J. Zelkowicz	48,750	13,350	—	—		62,100

(1)
Represents fees earned or paid in cash in 2015, including annual retainer fees, committee fees and fees for special Board projects.

(2)
The amounts reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 7 to our audited consolidated financial statements for the fiscal year ended January 2, 2016, included in our Original Filing filed with the SEC on February 24, 2016.

(3)
As of January 2, 2016, the number of fully-vested options outstanding for each director was as follows: Mr. Almagor, 140,000; Mr. Fogelman, 40,000; Mr. Sanders, 40,000; Mr. Stebenne, 109,440; and Mr. Wenz, 40,000.

(4)
Represents consulting fees paid to Mr. Fogelman. The consulting agreement between our company and Mr. Fogelman expired in March 2015.

(5)
Ms. Marino was elected to the Board of Directors on August 4, 2015.

(6)
Mr. Mustacchi was appointed to the Board of Directors on May 5, 2015.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

        The following table summarizes information, as of January 2, 2016, regarding our equity compensation plans.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans [excluding securities reflected in column (a)] (c)
Equity compensation plans approved by stockholders	1,478,057	(1)	$3.45	1,655,203
Equity compensation plans not approved by stockholders	112,500	(2)	2.60	—

Total	1,590,557		$3.39	1,655,203

(1)
Includes 175,844 shares issuable upon vesting of outstanding restricted stock awards granted to employees which have not yet vested. Such shares are not included in the calculation of the weighted average exercise price reflected in column (b).

(2)
Represents shares granted as inducement grants to newly-hired employees that were not subject to shareholder approval pursuant to applicable Nasdaq Stock Market rules.

Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth information regarding the beneficial ownership of our common stock as of March 31, 2016 by:

  •
  each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

  •
  each of our directors and named executive officers listed in the Summary Compensation Table under the section entitled "Executive Compensation"; and

  •
  all of our current executive officers and directors as a group.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)(3)	Percent of Common Stock(4)
5% Stockholders
Wynnefield Capital Management LLC and related entities(5)	4,098,606	22.2%
Jason Macari(6)	3,187,775	17.3%
Paradigm Capital Management, Inc.(7)	1,820,600	9.9%
Tocqueville Asset Management, L.P.(8)	1,330,000	7.2%
Privet Fund LP(9)	1,006,104	5.5%
Directors and Named Executive Officers
Dan Almagor	611,035	3.3%
Carol E. Bramson(10)	218,058	1.2%
Marty Fogelman	84,964	*
Robin Marino	20,000	*
William E. Mote, Jr.	20,500	*
Alan Mustacchi	7,500	*
Kenneth Price	—	—
Derial H. Sanders	76,964	*
Robert Stebenne(11)	309,690	1.7%
Richard Wenz	181,231	*
Stephen J. Zelkowicz	9,516	*
All directors and current executive officers as a group (9 persons)(12)	1,539,458	8.2%

*
Less than 1%

(1)
Unless otherwise noted, the business address of each named person is 1275 Park East Drive, Woonsocket, Rhode Island 02895.

(2)
Unless otherwise noted, each person named in the table has sole voting and investment power with regard to all shares beneficially owned, subject to applicable community property laws.

(3)
Includes the following number of shares that may be acquired through the vesting of restricted stock awards or stock options exercisable within 60 days of March 31, 2016 as follows:

Directors and Named Executive Officers	Options Exercisable/ Stock Vesting
Mr. Almagor	140,000
Mr. Fogelman	40,000
Mr. Mote	13,500
Mr. Sanders	40,000
Mr. Stebenne	116,384
Mr. Wenz	40,000
(4)
The percentages shown are calculated based on 18,430,161 shares of common stock issued and outstanding on March 31, 2016. In calculating the percentage of ownership, all shares of common stock that the identified person or group had the right to acquire within 60 days of March 31, 2016 are deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by that person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by any other person or group.

(5)
The information is as reported on Amendment No. 4 to Schedule 13D filed with the SEC on December 22, 2015. The address for Wynnefield Capital Management, LLC and related entities is 450 Seventh Avenue, Suite 509, New York, NY 10123. Of the shares indicated, 1,220,836 shares are beneficially owned by Wynnefield Partners Small Cap Value, L.P. ("Partners"), 1,859,801 shares are beneficially owned by Wynnefield Partners Small Cap Value, L.P. I ("Partners I"), 864,663 shares are beneficially owned by Wynnefield Small Cap Value Offshore Fund, Ltd. ("Fund"), and 153,306 shares are beneficially owned by Wynnefield Capital, Inc. Profit Sharing Plan ("Plan"). Wynnefield Capital Management, LLC has an indirect beneficial interest in the shares held by Partners and Partners I. Wynnefield Capital, Inc. has an indirect beneficial interest in the shares held by the Fund. Mr. Nelson Obus may be deemed to hold an indirect beneficial interest in the shares held by Partners, Partners I, the Fund and the Plan because he is the co-managing member of Wynnefield Capital Management, LLC, a principal executive officer of Wynnefield Capital, Inc. (the investment manager of the Fund), and the portfolio manager of the Plan. The inclusion of information in the Schedule 13D with respect to Mr. Obus shall not be considered an admission that he, for the purpose of Section 16(b) of the Exchange Act, is the beneficial owner of any shares in which he does not have a pecuniary interest. Mr. Obus disclaims any beneficial ownership of the shares of common stock covered by the Schedule 13D. Mr. Joshua Landes may be deemed to hold an indirect beneficial interest in the shares held by Partners, Partners I and the Fund because he is the co-managing member of Wynnefield Capital Management, LLC and a principal executive officer of Wynnefield Capital, Inc. (the investment manager of the Fund). The inclusion of information in the Schedule 13D with respect to Mr. Landes shall not be considered an admission that he, for the purpose of Section 16(b) of the Exchange Act, is the beneficial owner of any shares in which he does not have a pecuniary interest. Mr. Landes disclaims any beneficial ownership of the shares of common stock covered by the Schedule 13D.

(6)
The information is as reported on Amendment No. 1 to Schedule 13D filed with the SEC on October 26, 2015. The address of Mr. Macari is 3100 Diamond Hill Road, Cumberland, RI 02864. Mr. Macari has sole power to direct the disposition and voting of the shares indicated.

(7)
The information is as reported on Amendment No. 2 to Schedule 13G filed with the SEC on February 11, 2016. The address of Paradigm Capital Management, Inc. is Nine Elk Street, Albany, NY 12207. Paradigm Capital Management, Inc. has sole power to direct the disposition and voting of the shares indicated.

(8)
The information is as reported on Schedule 13G as filed with the SEC on January 29, 2016. The address of Tocqueville Asset Management, L.P. is 40 West 57th Street, 19th Floor, New York, NY 10019. Tocqueville Asset Management, L.P. has sole power to direct the disposition and voting of the shares indicated.

(9)
The information is as reported on Schedule 13D as filed with the SEC on March 7, 2016. The address of Privet Fund LP ("Privet") is 79 West Paces Ferry Road, Suite 200B, Atlanta, GA 30305. Privet Management LLC ("Privet Management") is the Managing Partner of Privet, and Ryan Levenson is the sole managing member of Privet Management. Accordingly, Privet Management and Mr. Levenson may be deemed to hold shared voting power and dispositive power with respect to the shares held by Privet. Each of Privet, Privet Management and Mr. Levenson could be deemed to beneficially own the shares indicated, however each of Privet, Privet Management and Mr. Levenson (each a "Reporting Person") disclaims beneficial ownership of the shares held by each other Reporting Person.

(10)
Of these shares, 86,269 shares are held indirectly through TBG Capital, LLC Defined Pension Plan and Trust, 105,518 shares are held indirectly through the Carol E. Bramson Trust & Howard Bramson Trust—Tenants in Common and 9,625 shares are held indirectly through the TBG Capital, LLC 401(k) PSP & T, F/B/O/ Carol E/ Bramson.

(11)
The shares are held indirectly through the Robert Stebenne Revocable Trust.

(12)
Includes an aggregate of 389,884 shares that may be acquired through the vesting of stock options exercisable within 60 days of March 31, 2016.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Independence of Directors

        In determining the independence of directors, our Board of Directors analyzes each director's relationship with our company and our subsidiaries to determine whether our directors are independent under the applicable rules of the Nasdaq Stock Market and the SEC. Our Board of Directors has determined that all of our current directors, except Messrs. Almagor and Stebenne, are "independent" within the meaning of the independence rules of the Nasdaq Stock Market and the SEC. Ms. Bramson, who served on our Board of Directors for part of 2015, was not an independent director.

Certain Relationships and Related Transactions

        In March 2009, our wholly owned subsidiary, Summer Infant (USA), Inc. ("Summer USA"), entered into a definitive agreement with Faith Realty II, LLC, a company whose members are Jason P. Macari, our former Chief Executive Officer and a former director, and his spouse. Under this agreement, Faith Realty purchased our corporate headquarters located at 1275 Park East Drive, Woonsocket, Rhode Island for $4,052,500 and subsequently leased the headquarters back to Summer USA. The lease, which was last amended in May 2015, provides for an initial term ending on March 31, 2018 that may be extended at Summer USA's election for one additional term of three years upon twelve months' prior notice. The annual rent for the last two years of the initial term is set at $429,000 and the annual rent for the extension period, if elected, is set at $468,000. Faith Realty agreed to provide an aggregate improvement allowance of not more than $78,000 during the initial term, to be applied against Summer USA's monthly rent, and an additional improvement allowance of $234,000 for the extension term, if elected, to be applied against Summer USA's monthly rent during such extension term.

Item 14.    Principal Accounting Fees and Services

        Our Audit Committee appointed RSM US, LLP (formerly McGladrey LLP) ("RSM"), an independent registered public accounting firm, to audit the consolidated financial statements of our company for the fiscal year ending January 2, 2016.

Fees

        The following table shows the aggregate fees paid or accrued for audit and other services provided for fiscal years 2015 and 2014:

	2015	2014
Audit Fees	$291,500	$300,337
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total Fees	$291,500	$300,337

        Audit Fees were for professional services rendered for (i) the audit of our annual consolidated financial statements and review of consolidated financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by RSM in connection with statutory and regulatory filings or engagements and (ii) reviews of registration statements and related consents.

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

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(b)
Exhibits

        The exhibits listed in the "Index to Exhibits" immediately preceding the exhibits are filed as part of this Amendment.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of April 2016.

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