Form 10-Q
period 2016-04-02
Summer Infant, Inc.
filed 2016-05-05
CIK 1314772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 2, 2016

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

As of May 1, 2016, there were 18,701,810 shares outstanding of the registrant’s Common Stock, $0.0001 par value per share.

Summer Infant, Inc.

Form 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.      Condensed Consolidated Financial Statements (unaudited)

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

Note that all amounts presented in the table below are in thousands of U.S. dollars, except share amounts and par value amounts.

	Unaudited
	April 2, 2016	January 2, 2016
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$414	$923
Trade receivables, net of allowance for doubtful accounts	36,489	40,514
Inventory, net	37,562	36,846
Prepaid and other current assets	2,070	1,758
TOTAL CURRENT ASSETS	76,535	80,041
Property and equipment, net	11,435	12,007
Other intangible assets, net	18,336	18,512
Deferred tax assets	2,512	2,483
Other assets	101	95
TOTAL ASSETS	$108,919	$113,138

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$33,008	$29,541
Accrued expenses	8,057	9,584
Current portion of long term debt (including capital leases)	3,295	3,318
TOTAL CURRENT LIABILITIES	44,360	42,443
Long-term debt, less current portion and unamortized debt issuance costs	42,687	48,767
Other liabilities	2,868	2,962
TOTAL LIABILITIES	89,915	94,172

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.0001 par value, 1,000,000 authorized, none issued or outstanding at April 2, 2016 and January 2, 2016, respectively	—	—
Common Stock $0.0001 par value, authorized, issued and outstanding of 49,000,000, 18,701,810, and 18,430,161 at April 2, 2016 and 49,000,000, 18,639,407, and 18,367,758 at January 2, 2016, respectively	2	2
Treasury Stock at cost (271,649 shares at April 2, 2016 and January 2, 2016, respectively)	(1,283)	(1,283)
Additional paid-in capital	75,971	75,812
Accumulated deficit	(53,396)	(53,063)
Accumulated other comprehensive loss	(2,290)	(2,502)
TOTAL STOCKHOLDERS’ EQUITY	19,004	18,966
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$108,919	$113,138

See notes to condensed consolidated financial statements.

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

Note that all amounts presented in the table below are in thousands of U.S. dollars, except share and per share amounts.

	Unaudited
	For the Three Months Ended
	April 2, 2016	April 4, 2015
Net sales	$49,670	$53,013
Cost of goods sold	33,944	36,038
Gross profit	15,726	16,975
General and administrative expenses	10,753	10,310
Selling expense	3,916	4,868
Depreciation and amortization	1,156	1,334
Operating (loss) income	(99)	463
Interest expense, net	640	846
Loss before income taxes	(739)	(383)
Benefit for income taxes	(406)	(141)
NET LOSS	$(333)	$(242)
Net loss per share:
BASIC	$(0.02)	$(0.01)
DILUTED	$(0.02)	$(0.01)
Weighted average shares outstanding:
BASIC	18,386,572	18,178,196
DILUTED	18,386,572	18,178,196

See notes to condensed consolidated financial statements.

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

Note that all amounts presented in the table below are in thousands of U.S. dollars.

	Unaudited
	For The Three Months Ended
	April 2, 2016	April 4, 2015
Net loss	$(333)	$(242)
Other comprehensive income (loss):
Changes in foreign currency translation adjustments	212	(595)

Comprehensive loss	$(121)	$(837)

See notes to condensed consolidated financial statements.

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Note that all amounts presented in the table below are in thousands of U.S. dollars.

	Unaudited
	For The Three Months Ended
	April 2, 2016	April 4, 2015
Cash flows from operating activities:
Net loss	$(333)	$(242)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,129	1,297
Stock-based compensation expense	127	174
Changes in assets and liabilities:
Decrease (increase) in trade receivables	4,179	(2,014)
(Increase) decrease in inventory	(503)	686
(Increase) prepaid and other assets	(228)	(751)
Increase in accounts payable and accrued expenses	1,724	5,335
Net cash provided by operating activities	6,095	4,485
Cash flows from investing activities:
Acquisitions of other intangible assets	—	(207)
Acquisitions of property and equipment	(371)	(508)
Net cash used in investing activities	(371)	(715)
Cash flows from financing activities:
Proceeds from exercise of common stock options	—	46
Repayment of term loan facilities	(500)	(375)
Net repayment on revolving facilities	(5,692)	(2,096)
Net cash used in financing activities	(6,192)	(2,425)
Effect of exchange rate changes on cash and cash equivalents	(41)	(1,028)
Net (decrease) increase in cash and cash equivalents	(509)	317
Cash and cash equivalents, beginning of period	923	1,272
Cash and cash equivalents, end of period	$414	$1,589
Supplemental disclosure of cash flow information:
Cash paid for interest	$546	$751
Cash paid for income taxes	$241	$236

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

Basis of Presentation and Principles of Consolidation

The accompanying interim, condensed consolidated financial statements of the Company are unaudited, but in the opinion of management, reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results for the interim periods. Accordingly, they do not include all information and notes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. The results of operations for interim periods are not necessarily indicative of results to be expected for the entire fiscal year or any other period. The balance sheet at January 2, 2016 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes for the year ended January 2, 2016 included in its Annual Report on Form 10-K filed with the SEC on February 24, 2016.

It is the Company’s policy to prepare its financial statements on the accrual basis of accounting in conformity with GAAP. The interim condensed consolidated financial statements include the accounts of its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidation. Certain prior year balances have been retrospectively reclassified for current year reporting purposes.

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

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and related disclosures. These estimates are based on management’s best knowledge as of the date the financial statements are published of current events and actions the Company may undertake in the future.  Uncertainties with respect to such estimates and assumptions are inherent in the preparation of our financial statements. Accordingly, actual results could differ from those estimates, which could have a material effect on the reported amounts of assets and liabilities in our financial statements and results of operations.

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

Net Loss Per Share

Basic earnings per share for the Company are computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share includes the dilutive impact of outstanding stock options and unvested restricted shares.

Translation of Foreign Currencies

All assets and liabilities of the Company’s foreign subsidiaries, each of whose functional currency is in its local currency, are translated into U.S. dollars at the exchange rate in effect at the end of the quarter and the income and expense accounts of these affiliates have been translated at average rates prevailing during each respective quarter. Resulting translation adjustments are made to a separate component of stockholders’ equity within accumulated other comprehensive income (loss). Foreign exchange transaction gains and losses are included in the accompanying interim, condensed consolidated statement of operations.

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

In April 2015, the FASB issued ASU 2015-03, “Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” This guidance requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability. This guidance is effective for fiscal years beginning after December 15, 2015. The Company adopted this guidance in the first quarter of 2016 and it resulted in the retrospective reclassification of $1,489 as of January 2, 2016 in unamortized debt issuance costs from other assets to a direct reduction of long-term debt.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory.” This guidance requires inventory within the scope of ASU 2015-11 to be measured at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This guidance is effective for fiscal years beginning after December 15, 2016. The Company has evaluated the impact this guidance will have on its consolidated financial statements and expects the impact to be immaterial.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” This guidance eliminates the current requirement for an entity to separate deferred income tax liabilities and deferred tax assets into current and non-current amounts in a classified balance sheet. Instead, this guidance requires deferred tax liabilities, deferred tax assets, and valuation allowances be classified as noncurrent in a classified balance sheet. This ASU is effective for annual reporting periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted.

The Company adopted this guidance in the first quarter of 2016 and it resulted in the retrospective reclassification of $799 as of January 2, 2016 in current deferred tax assets to noncurrent deferred tax assets.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” (“ASU 2016-02”). ASU 2016-02 requires lessees to recognize assets and liabilities on the balance sheet for leases with lease terms greater than twelve months and disclose key information about leasing arrangements. The effective date will be the first quarter of fiscal year 2019, with early adoption permitted. The Company is evaluating the impact that adoption of this new standard will have on its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

2.             DEBT

Credit Facilities

In April 2015, the Company and its wholly owned subsidiary, Summer Infant (USA), Inc., entered into an amended and restated loan and security agreement with Bank of America, N.A., as agent, providing for an asset-based credit facility. The Credit Facility replaced the Company’s prior credit facility with Bank of America. On December 10, 2015, the Company amended the Credit Facility with respect to (i) the interest rate under each of Revolving Facility, the FILO Facility and the Term Loan Facility; (ii) to modify the maximum leverage ratio financial covenant; (iii) to modify certain expenses and fees included within the definition of EBITDA; and (iv) to remove the occurrence of an event having a material adverse effect on the Company as an event of default (as amended, the “Credit Facility”).

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

As of April 2, 2016, the base rate on loans was 4.5% and the LIBOR rate was 3.125%. The amount outstanding on the Revolving Facility at April 2, 2016 was $34,338. Total borrowing capacity under the Revolving Facility at April 2, 2016 was $48,004 and borrowing availability was $13,674. The amounts outstanding on the Term Loan Facility and FILO Facility at April 2, 2016 were $8,000 and $5,000, respectively.

Aggregate maturities of bank debt related to the BofA credit facility:

Fiscal Year ending:
2016	$2,750
2017	4,500
2018	3,250
2019	2,000
2020	34,838
Total	$47,338

Unamortized debt issuance costs were $1,401 at April 2, 2016 and $1,489 at January 2, 2016, and are presented as a direct deduction of long-term debt on the consolidated balance sheets.

3.                                      INTANGIBLE ASSETS

Intangible assets consisted of the following:

	April 2,	January 2,
	2016	2016

Brand names	$14,812	$14,812
Patents and licenses	3,766	3,766
Customer relationships	6,946	6,946
Other intangibles	1,882	1,882
	$27,406	$27,406
Less: Accumulated amortization	(9,070)	(8,894)
Intangible assets, net	$18,336	$18,512

The amortization period for the majority of the intangible assets ranges from 5 to 20 years for those assets that have an estimated life; certain of the assets have indefinite lives (brand names). Total of intangibles not subject to amortization amounted to $12,308 at April 2, 2016 and January 2, 2016.

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

On May 27, 2015, the Company filed a Complaint against Carol E. Bramson, Annamaria Dooley, Kenneth N. Price, Carson J. Darling, Dulcie M. Madden, and Bruce Work in the United States District Court for the District of Rhode Island (Civil Action No. 1:15-CV-00218-5-LDA) (the “Complaint”). The Complaint alleges theft and misappropriation of the Company’s confidential and proprietary trade secrets, intellectual property, and business, branding and marketing strategies.  The following updates information previously reported in Note 10, Commitments and Contingencies, under Part IV, Item 15 of the Company’s Annual Report on Form 10-K for the year ended January 2, 2016.

On March 18, 2016, the Company filed a motion to dismiss certain counterclaims made by Mr. Price in his answer filed on February 23, 2016.  Mr. Price filed an objection to the Company’s motion on April 18, 2016.  On March 23, 2016, the Company filed an objection to Ms. Dooley’s February 19, 2016 motion to amend her counterclaims and bring a third party complaint, and Ms. Dooley filed a reply to the Company’s objection on April 18, 2016.  The Company and the remaining defendants are concluding discovery, and no trial date has been set. The Company has incurred significant expenses related to this lawsuit to date and may continue to incur expenses related to this lawsuit. The Company cannot predict the outcome of this lawsuit or for how long it will remain active.

5.                                      SHARE BASED COMPENSATION

The Company is authorized to issue up to 3,000,000 shares for equity awards under the Company’s 2006 Performance Equity Plan (“2006 Plan”) and 1,700,000 shares for equity awards under the Company’s 2012 Incentive Compensation Plan (as amended, “2012 Plan”). Periodically, the Company may also grant equity awards outside of its 2006 Plan and 2012 Plan as inducement grants for new hires.

Under the 2006 Plan and 2012 Plan, awards may be granted to participants in the form of non-qualified stock options, incentive stock options, restricted stock, deferred stock, restricted stock units and other stock-based awards. Subject to the provisions of the plans, awards may be granted to employees, officers, directors, advisors and consultants who are deemed to have rendered or are able to render significant services to the Company or its subsidiaries and who are deemed to have contributed or to have the potential to contribute to the Company’s success. The Company accounts for options under the fair value recognition standard. The application of this standard resulted in share-based compensation expense for the three months ended April 2, 2016 and April 4, 2015 of $127 and $174, respectively. Share based compensation expense is included in selling, general and administrative expenses.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the table below. The Company uses the simplified method to estimate the expected term of the options, but used an estimate for grants of “plain vanilla” stock options based on a formula prescribed by the Securities and Exchange Commission. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Share-based compensation expense recognized in the consolidated financial statements in 2016 and 2015 is based on awards that are ultimately expected to vest.

As of April 2, 2016, there were 1,265,844 stock options outstanding and 132,806 unvested restricted shares outstanding.

During the three months ended April 2, 2016, the Company granted 7,000 stock options and granted no shares of restricted stock, respectively. The following table summarizes the weighted average assumptions used for stock options granted during the quarters ended April 2, 2016 and April 4, 2015.

	2016	2015
Expected life (in years)	5.1	5.3
Risk-free interest rate	1.3%	1.7%
Volatility	70.2%	62.6%
Dividend yield	0%	0%
Forfeiture rate	20.0%	10.9%

As of April 2, 2016, there are 667,485 shares available to grant under the 2006 Plan and 1,004,722 shares available to grant under the 2012 Plan.

Restricted Stock Units

In December 2015, the Company’s Board of Directors granted restricted stock units to the executive Chairman of the Board (the “RSUs”).  The RSUs represent the right to receive shares of the Company’s common stock upon achievement of specified stock price performance metrics, and only vest if such market-based performance metrics are achieved.  The RSUs expire on the date of the Company’s 2017 annual stockholder meeting. The amount of shares that ultimately vest may range from 0 shares to 194,209. The fair value of the restricted stock units was determined by utilizing a Monte Carlo simulation model, which projects the value of the Company’s stock versus the peer group under numerous scenarios and determines the value of the award based upon the present value of these projected outcomes. During the three months ended April 2, 2016, 38,278 RSUs vested.

There was $48 of compensation cost recognized in the quarter ending April 2, 2016  and $22 of unrecognized compensation cost related to the RSUs. Expected cost is recognized over a weighted-average period of approximately 1 year.

6.                                      WEIGHTED AVERAGE COMMON SHARES

Basic and diluted earnings or loss per share (“EPS”) is based upon the weighted average number of common shares outstanding during the period.  Common stock equivalents, including stock options, are included in the calculation of dilutive common shares outstanding. However, since there was a net loss in both periods presented, the inclusion of common stock equivalents was anti-dilutive. The computation of diluted common shares for the three months ended April 2, 2016 excluded 1,265,844 stock options and 132,806 shares of restricted stock outstanding. The computation of diluted common shares for the three months ended April 4, 2015 excluded 2,154,115 stock options and 311,124 shares of restricted stock outstanding.

7.                                      SUBSEQUENT EVENTS

The company has evaluated subsequent events through the filing date of this Quarterly Report and determined that no subsequent events occurred that would require recognition in the condensed consolidated financial statements or disclosures in the notes thereto.

ITEM 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking information and statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All forward-looking statements included in this document are based on information available to us on the date hereof. It is important to note that our actual results could differ materially from those projected in such forward-looking statements contained in this Quarterly Report on Form 10-Q. These forward-looking statements include statements concerning our expectations regarding our business strategy and future growth and profitability; our ability to deliver high quality, innovative products to the marketplace; our ability to maintain and build upon our existing customer and supplier relationships; and our ability to build awareness of our core brands. These statements are based on current expectations that involve numerous risks and uncertainties.  These risks and uncertainties include the concentration of our business with retail customers; the financial status of our customers and their ability to pay us in a timely manner; our ability to introduce new products or improve existing products that satisfy consumer preferences; our ability to develop new or improved products in a timely and cost-efficient manner; our ability to compete with larger and more financially stable companies in our markets; our ability to comply with financial and other covenants in our debt agreements; our ability to manage ongoing litigation costs; our dependence on key personnel; our reliance on foreign suppliers and potential disruption in foreign markets in which we operate; increases in the cost of raw materials used to manufacture our products; compliance with safety and testing regulations for our products; product liability claims arising from use of our products; unanticipated tax liabilities; an impairment of other intangible assets; and other risks as detailed in our Annual Report on Form 10-K for the year ended January 2, 2016  and subsequent filings with the Securities and Exchange Commission. All these matters are difficult or impossible to predict accurately, many of which may be beyond our control. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate.

The following discussion is intended to assist in the assessment of significant changes and trends related to the results of operations and financial condition of our Company and our consolidated subsidiaries.  This Management’s Discussion and Analysis should be read together with the unaudited interim condensed consolidated financial statements and related notes included elsewhere in this filing and with our consolidated financial statements for the year ended January 2, 2016 included in our Annual Report on Form 10-K for the year ended January 2, 2016.

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

We operate in one principal industry segment across geographically diverse marketplaces, selling our products globally to large, national retailers as well as independent retailers, and on the internet through third-party websites and our own www.SummerInfant.com website. In North America, our customers include Babies R Us, Wal-Mart, Amazon.com, Target, Buy Buy Baby, Burlington Coat Factory, Kmart, Home Depot, and Lowe’s. Our largest European-based customers include Mothercare, Toys R Us, Argos and Tesco. We also sell through international distributors, representatives, and to select international retail customers in geographic locations where we do not have a direct sales presence.

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

We entered fiscal 2016 with a continued focus on innovation, increasing awareness of our brands and maintaining and growing our existing relationships with our customers and suppliers.  Net sales for the first quarter of 2016 decreased 6.3% from the first quarter of 2015.  The decrease was driven by channel inventory reductions in advance of new product launches as well as to delays in some of our new product introductions.  Gross margin declined modestly from 32.0% to 31.7% due to unfavorable foreign exchange and temporary demurrage costs. General and Administrative expenses remained elevated in the first quarter of 2016 due to continuing legal costs associated with a complaint that we filed in May 2015. As a result, we ended the quarter with a net loss of $0.02 per share. During the first quarter of 2016, we generated $6.1 million in cash from operations that was used to pay down our credit facilities.

Summary of Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates during the three months ended April 2, 2016 from our critical accounting policies and estimates disclosed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended January 2, 2016.

Results of Operations

	For the Three Months Ended
	(Unaudited)
	April 2, 2016	April 4, 2015
Net sales	$49,670	$53,013
Cost of goods sold	33,944	36,038
Gross profit	15,726	16,975

General and administrative expense	10,753	10,310
Selling expense	3,916	4,868
Depreciation and amortization	1,156	1,334
Operating (loss) income	(99)	463
Interest expense, net	640	846
Loss before income taxes	(739)	(383)

Benefit for income taxes	(406)	(141)
Net loss	$(333)	$(242)

Three Months ended April 2, 2016 compared with three months ended April 4, 2015

Net sales decreased 6.3% from approximately $53,013 for the three months ended April 4, 2015 to approximately $49,670 for the three months ended April 2, 2016. Excluding $545 of unfavorable foreign exchange effect on a constant currency basis, our core branded sales declined by 5.3% for the three months ended April 2, 2016. Our core branded business includes our Summer®, SwaddleMe®, and BornFree® branded products. Our non-core business includes licensed, private label, and furniture sales. Non-core sales for the three months ended April 2, 2016 and April 5, 2015 was under 3% of net sales, respectively. The decrease in net sales was primarily attributable to a decrease in our core branded sales as a result of channel inventory reductions in advance of new product launches and delays in some of our new product introductions, such as the BornFree® Breeze™ bottle and the LivCam™ monitor.

Cost of goods sold includes the cost of the finished product from suppliers, duties on certain imported items, freight-in from suppliers, and miscellaneous charges. The components of cost of goods sold remained relatively the same for the quarter ended April 2, 2016 as compared to the quarter ended April 4, 2015.

Gross profit decreased 7.4% from $16,975 for the three months ended April 4, 2015 to $15,726 for the three months ended April 2, 2016 due predominantly to lower sales volume. Gross margin as a percent of net sales decreased modestly from 32.0% for the three months ended April 4, 2015 to 31.7% for the three months ended April 2, 2016 primarily due to $175 unfavorable foreign exchange effect on a constant currency basis and $292 in temporary demurrage. Excluding the impact of the above charges, which did not occur in the comparable prior year period, gross margin as a percent of net sales for the three months ended April 2, 2016 would have been 32.6%.

General and administrative expenses increased 4.3% from $10,310 for the three months ended April 4, 2015 to $10,753 for the three months ended April 2, 2016.  The increase in general and administrative expenses was primarily attributable to $1,356 of litigation costs incurred in the three months ended April 2, 2016, offset by the impact during the period from cost reduction actions implemented in the latter half of fiscal 2015. Excluding the litigation costs, general and administrative expenses in the three months ended April 2, 2016 would have been $9,397, down by 8.9% or $913 from the three months ended April 4, 2015.

Selling expenses decreased 19.6% from $4,868 for the three months ended April 4, 2015 to $3,916 for the three months ended April 2, 2016. Selling expenses decreased as a percent of net sales from 9.2% for the three months ended April 4, 2015 to 7.9%

for the three months ended April 2, 2016. The decrease in selling expense was primarily attributable to lower sales volume. The decrease in percent of net sales was primarily attributable to customer mix and lower royalty costs.

Depreciation and amortization decreased 13.3% from $1,334 for the three months ended April 4, 2015 to $1,156 for the three months ended April 2, 2016. The decrease in depreciation is attributable to a reduction in capital investment as a result of disciplined capital expenditure management.

Interest expense decreased 24.3% from $846 for the three months ended April 4, 2015 to $640 for the three months ended April 2, 2016. Interest expense decreased as a result of lower average interest rates and lower debt balances on a year-over-year basis.

For the three months ended April 4, 2015, we recorded a $141 benefit for income taxes on $383 of pretax loss, reflecting an estimated 36.8% tax rate for the quarter. For the three months ended April 2, 2016, we recorded a $406 benefit for income taxes on $739 of pretax loss, reflecting an estimated 54.9% tax rate for the quarter. The increase in tax rate for fiscal 2016 is attributable to an increase in non-deductible expenses in foreign jurisdictions on a lower level of consolidated income.

Liquidity and Capital Resources

We fund our operations and working capital needs through cash generated from operations and borrowings under our credit facilities.

Cash Flows

In our typical operational cash flow cycle, inventory is purchased to meet expected demand plus a safety stock. Because the majority of our inventory is sourced from Asia, which takes from three to four weeks to arrive to the various distribution points we maintain in the United States, Canada and the United Kingdom. Payment terms for these vendors are in U.S. dollars and approximately 60 to 90 days from the date the product ships from Asia, therefore we are generally paying for the product a short time after it is physically received in the United States.  In turn, sales to customers generally have payment terms of 30 to 60 days, resulting in an accounts receivable and increasing the amount of cash required to fund working capital.  To bridge the gap between paying our suppliers and receiving payment from our customers for goods sold, we rely on our credit facilities.

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

For the three months ended April 2, 2016, net cash provided by operating activities totaled $6,095. For the three months ended April 4, 2015, net cash provided by operating activities totaled $4,485. The increase in net cash relating to operating activities in 2016 compared to 2015 is primarily attributable to improved customer collections and vendor management.

For the three months ended April 2, 2016, net cash used in investing activities was approximately $371. For the three months ended April 4, 2015, net cash used in investing activities was $715. The decrease in net cash used in investing activities was primarily attributable to timing of acquisition of molds and tools for new product introductions.

Net cash used in financing activities was approximately $6,192 and $2,425 for the three months ended April 2, 2016 and April 4, 2015, respectively, and reflected the pay down of our credit facilities with excess cash on hand, as required by our credit facility.

Based primarily on the above factors, net cash decreased for the three months ending April 2, 2016 by $509, resulting in a cash balance of approximately $414 at April 2, 2016.

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

However, if we are unable to meet our current financial forecast, do not adequately control expenses, or cannot raise additional funds or adjust our operations accordingly, we may not remain in compliance with the financial covenants required under our revolving credit facility. Unforeseen circumstances, such as softness in the retail industry or deterioration in the business of a significant customer, could create a situation where we cannot access all of our available lines of credit due to insufficient asset availability or an inability to meet the financial covenants as required under our credit facility. There is no assurance that we will meet all of our financial or other covenants in the future, or that our lenders will grant waivers if there are covenant violations. In addition, should we need to raise additional funds through additional debt or equity financings, any sale of additional debt or equity securities may cause dilution to existing stockholders. If sufficient funds are not available or are not available on acceptable terms, our ability to address any unexpected changes in our operations could be limited. Furthermore, there can be no assurance that we will be able to raise such funds if and when they are required. Failure to obtain future funding when needed or on acceptable terms could materially adversely affect our results of operations.

Credit Facility

We and our wholly owned subsidiary, Summer Infant (USA), Inc., are parties to an amended and restated loan and security agreement with Bank of America, N.A., as agent, providing for an asset-based credit facility (as amended, the “Credit Facility”).

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

Borrowings under the Revolving Facility bear interest, at our option, at a base rate or at LIBOR, plus applicable margins based on average quarterly availability and ranging between 2.0% and 2.5% on LIBOR borrowings and 0.5% and 1.0% on base rate borrowings.  Loans under the FILO Facility and Term Loan Facility bear interest, at the Company’s option, at a base rate or at LIBOR, plus a margin of 4.25% on LIBOR borrowings and 2.75% on base rate borrowings.

Beginning on July 1, 2015, we were required to begin repaying the Term Loan Facility in quarterly installments of $500.  Beginning with the fiscal year ending January 2, 2016, we were required to prepay the Term Loan Facility in an amount equal to 50% our “excess cash flow,” if any, as such term is defined in the Credit Facility, at the end of each fiscal year.

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

As of April 2, 2016, the base rate on loans was 4.5% and the LIBOR rate was 3.125%.  The amount outstanding on the Revolving Facility at April 2, 2016 was $34,338. Total borrowing capacity under the Revolving Facility at April 2, 2016 was $48,004 and borrowing availability was $13,674.  The amounts outstanding on the Term Loan Facility and FILO Facility at April 2, 2016 were $8,000 and $5,000, respectively.

We were in compliance with the financial covenants under the Credit Facility as of April 2, 2016.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

ITEM 4.                        Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as of April 2, 2016.  Our principal executive officer and principal financial officer have concluded, based on this evaluation, that our controls and procedures were effective as of April 2, 2016.

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

ITEM 1A.               Risk Factors.

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended January 2, 2016.

ITEM 2.                        Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3.                        Defaults Upon Senior Securities.

None.

ITEM 4.                        Mine Safety Disclosures.

Not applicable.

ITEM 5.                        Other Information

None

ITEM 6.                        Exhibits.

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Summer Infant, Inc.

Date: May 5, 2016	By:	/s/ Robert Stebenne
Robert Stebenne
Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2016	By:	/s/ William E. Mote, Jr.
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