Form 10-Q
period 2016-07-02
Summer Infant, Inc.
filed 2016-08-02
CIK 1314772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 2, 2016

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

As of August 1, 2016, there were 18,447,294 shares outstanding of the registrant’s Common Stock, $0.0001 par value per share.

Summer Infant, Inc.`

Form 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.      Condensed Consolidated Financial Statements (unaudited)

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

Note that all amounts presented in the table below are in thousands of U.S. dollars, except share amounts and par value amounts.

	Unaudited
	July 2, 2016	January 2, 2016
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$1,147	$923
Trade receivables, net of allowance for doubtful accounts	38,329	40,514
Inventory, net	36,633	36,846
Prepaid and other current assets	1,994	1,758
TOTAL CURRENT ASSETS	78,103	80,041
Property and equipment, net	11,311	12,007
Other intangible assets, net	18,159	18,512
Deferred tax assets, net	2,515	2,483
Other assets	103	95
TOTAL ASSETS	$110,191	$113,138

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$28,898	$29,541
Accrued expenses	8,975	9,584
Current portion of long term debt (including capital leases)	4,519	3,318
TOTAL CURRENT LIABILITIES	42,392	42,443
Long-term debt, less current portion and unamortized debt issuance costs	45,788	48,767
Other liabilities	2,768	2,962
TOTAL LIABILITIES	90,948	94,172

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.0001 par value, 1,000,000 authorized, none issued or outstanding at July 2, 2016 and January 2, 2016, respectively	—	—
Common Stock $0.0001 par value, authorized, issued and outstanding of 49,000,000, 18,718,943, and 18,447,294 at July 2, 2016 and 49,000,000, 18,639,407, and 18,367,758 at January 2, 2016, respectively	2	2
Treasury Stock at cost (271,649 shares)	(1,283)	(1,283)
Additional paid-in capital	76,084	75,812
Accumulated deficit	(53,140)	(53,063)
Accumulated other comprehensive loss	(2,420)	(2,502)
TOTAL STOCKHOLDERS’ EQUITY	19,243	18,966
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$110,191	$113,138

See notes to condensed consolidated financial statements

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

Note that all amounts presented in the table below are in thousands of U.S. dollars, except share and per share amounts.

	Unaudited		Unaudited
	For the three months ended		For the six months ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015

Net sales	$50,575	$51,807	$100,245	$104,820

Cost of goods sold	34,374	38,036	68,318	74,074

Gross profit	16,201	13,771	31,927	30,746

General & administrative expenses	9,981	11,972	20,734	22,282

Selling expenses	3,901	4,308	7,817	9,176

Depreciation and amortization	1,160	1,318	2,316	2,652

Operating income (loss)	1,159	(3,827)	1,060	(3,364)

Interest expense, net	628	1,318	1,268	2,164

Income (loss) before provision (benefit) for income taxes	531	(5,145)	(208)	(5,528)

Provision (benefit) for income taxes	275	(1,672)	(131)	(1,813)

Net income (loss)	$256	$(3,473)	$(77)	$(3,715)

Net income (loss) per share:

BASIC	$0.01	$(0.19)	$0.00	$(0.20)

DILUTED	$0.01	$(0.19)	$0.00	$(0.20)

Weighted average shares outstanding:

BASIC	18,421,132	18,230,893	18,403,852	18,204,545

DILUTED	18,421,955	18,230,893	18,403,852	18,204,545

See notes to condensed consolidated financial statements.

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

Note that all amounts presented in the table below are in thousands of U.S. dollars.

	Unaudited		Unaudited
	For the three months ended		For the six months ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Net income (loss)	$256	$(3,473)	$(77)	$(3,715)
Other comprehensive (loss) income:
Changes in foreign currency translation adjustments	(130)	203	82	(392)

Comprehensive income (loss)	$126	$(3,270)	$5	$(4,107)

See notes to condensed consolidated financial statements.

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Note that all amounts presented in the table below are in thousands of U.S. dollars.

	Unaudited
	For the six months ended
	July 2, 2016	July 4, 2015
Cash flows from operating activities:

Net (loss) income	$(77)	$(3,715)

Adjustments to reconcile net (loss) income to net cash provided by operating activities

Depreciation and amortization	2,294	2,619

Stock-based compensation expense	218	419

Changes in assets and liabilities:

Decrease (increase) in trade receivables	2,080	(1,192)

Decrease in inventory	105	1,517

(Increase) in prepaids and other assets	(272)	(647)

(Decrease) increase in accounts payable and accrued expenses	(1,301)	7,029

Net cash provided by operating activities	3,047	6,030

Cash flows from investing activities:

Acquisitions of other intangible assets	—	(472)

Acquisitions of property and equipment	(1,242)	(961)

Net cash used in investing activities	(1,242)	(1,433)

Cash flows from financing activities:

Proceeds from exercise of stock options	—	46

Proceeds from new Term Loan Facility	—	10,000

Proceeds from new FILO Facility	—	5,000

Repayment of prior Term Loan	(1,000)	(12,500)

Net repayment on revolving facilities	(779)	(5,944)

Net cash used in financing activities	(1,779)	(3,398)

Effect of exchange rate changes on cash and cash equivalents	198	(986)

Net increase in cash and cash equivalents	224	213

Cash and cash equivalents, beginning of period	923	1,272

Cash and cash equivalents, end of period	$1,147	$1,485

Supplemental disclosure of cash flow information:

Cash paid for interest	$1,085	$1,313

Cash paid for income taxes	$241	$236

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

The Company follows the appropriate guidance relative to uncertain tax positions. This standard provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Uncertain tax positions must meet a recognition threshold of more-likely-than-not in order for those tax positions to be recognized in the financial statements. Deferred taxes are presented as long term on the balance sheet.

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

2.                                      DEBT

Credit Facilities

In April 2015, the Company and its wholly owned subsidiary, Summer Infant (USA), Inc., entered into an amended and restated loan and security agreement with Bank of America, N.A., as agent, providing for an asset-based credit facility. The amended and restated Credit Facility replaced the Company’s prior credit facility with Bank of America. The amended and restated credit facility was subsequently amended in December 2015 and May 2016 to (i) modify the interest rate under each of the Revolving Facility, FILO Facility and Term Loan Facility (each as defined below), (ii) modify the maximum leverage ratio financial covenant; (iii) amend the definition of EBITDA with respect to certain fees and expenses included within the definition; (iv) modify certain reporting requirements and (v) remove the occurrence of an event having a material adverse effect on the Company as an event of default (as amended, the “Credit Facility”).

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

As of July 2, 2016, the base rate on loans was 4.5% and the LIBOR rate was 3.125%. The amount outstanding on the Revolving Facility at July 2, 2016 was $39,201. Total borrowing capacity under the Revolving Facility at July 2, 2016 was $48,769 and borrowing availability was $9,568. The amounts outstanding on the Term Loan Facility and FILO Facility at July 2, 2016 were $7,500 and $5,000, respectively.

Aggregate maturities of bank debt related to the BofA credit facility:

Fiscal Year ending:
2016	$2,250
2017	$4,500
2018	$3,250
2019	$2,000
2020	$39,701
Total	$51,701

Unamortized debt issuance costs were $1,415 at July 2, 2016 and $1,489 at January 2, 2016, and are presented as a direct deduction of long-term debt on the consolidated balance sheets.

3.                                      INTANGIBLE ASSETS

Intangible assets consisted of the following:

	July 2,	January 2,
	2016	2016

Brand names	$14,812	$14,812
Patents and licenses	3,766	3,766
Customer relationships	6,946	6,946
Other intangibles	1,882	1,882
	27,406	27,406
Less: Accumulated amortization	(9,247)	(8,894)
Intangible assets, net	$18,159	$18,512

The amortization period for the majority of the intangible assets ranges from 5 to 20 years for those assets that have an estimated life; certain of the assets have indefinite lives (brand names). Total of intangibles not subject to amortization amounted to $12,308 at July 2, 2016 and January 2, 2016.

4.                                      COMMITMENTS AND CONTINGENCIES

Litigation

The Company is a party to routine litigation and administrative complaints incidental to its business. The Company does not believe that any or all of such routine litigation and administrative complaints is likely to have a material adverse effect on the Company’s financial condition or results of operations, except as noted below.

On May 27, 2015, the Company filed a Complaint against Carol E. Bramson, Annamaria Dooley, Kenneth N. Price, Carson J. Darling, Dulcie M. Madden, and Bruce Work in the United States District Court for the District of Rhode Island (Civil Action

No. 1:15-CV-00218-5-LDA) (the “Complaint”). The Complaint alleges theft and misappropriation of the Company’s confidential and proprietary trade secrets, intellectual property, and business, branding and marketing strategies.  The following updates information previously reported in Note 10, Commitments and Contingencies, under Part IV, Item 15 of the Company’s Annual Report on Form 10-K for the year ended January 2, 2016 and Note 4, Commitments and Contingencies, under Part 1, Item 1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2016.

On May 19, 2016, a hearing was held on the Company’s motion to dismiss certain counterclaims made by Mr. Price and on Ms. Dooley’s motion to amend her counterclaims and bring a third party complaint.  The court granted Ms. Dooley’s motion and denied the Company’s motion to dismiss, with leave to renew the motion if Mr. Price amended his answer and counterclaims.  Ms. Dooley filed an amendment to her counterclaims on May 25, 2016, which the Company and Mr. Almagor answered on July 5, 2016.  Mr. Price filed a motion for leave to amend his answer and counterclaims on June 17, 2016, to which the Company has filed an opposition based on the grounds that one of the counterclaims has failed to state a claim upon which relief can be granted.  On June 6, 2016, the remaining defendants filed a motion against the Company for sanctions based on the Company’s alleged failure to disclose applicable insurance policies, to which the Company has filed an opposition.  On July 26, 2016, Ms. Bramson filed a motion for leave to amend her answer and counterclaim to add a claim against the Company and Mr. Almagor for gender discrimination.  The Company and the remaining defendants are concluding discovery, and no trial date has been set. The Company has incurred significant expenses related to this lawsuit to date and may continue to incur expenses related to this lawsuit. In connection with the litigation, the Company has informed its insurers of the litigation, and has received indication that portions of our defense costs may be covered as well as defense costs of the defendants.  However, the Company cannot estimate at this time the amounts that may be reimbursed under its policies, and any insurance reimbursements would be subject to applicable deductibles. The Company cannot predict the outcome of this lawsuit or for how long it will remain active.

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

Under the 2006 Plan and 2012 Plan, awards may be granted to participants in the form of non-qualified stock options, incentive stock options, restricted stock, deferred stock, restricted stock units and other stock-based awards. Subject to the provisions of the plans, awards may be granted to employees, officers, directors, advisors and consultants who are deemed to have rendered or are able to render significant services to the Company or its subsidiaries and who are deemed to have contributed or to have the potential to contribute to the Company’s success. The Company accounts for options under the fair value recognition standard. The application of this standard resulted in share-based compensation expense for the three months ended July 2, 2016 and July 4, 2015 of $91 and $245, respectively, and share-based compensation expense for the six months ended July 2, 2016 and July 4, 2015 of $218 and $419, respectively. Stock based compensation expense is included in selling, general and administrative expenses.

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

As of July 2, 2016, there were 1,437,240 stock options outstanding and 225,073 unvested restricted shares outstanding.

During the six months ended July 2, 2016, the Company granted 193,300 stock options and granted 109,400 shares of restricted stock, respectively. The following table summarizes the weighted average assumptions used for stock options granted during the six months ended July 2, 2016 and July 4, 2015.

	2016	2015
Expected life (in years)	5.2	5.3
Risk-free interest rate	1.61%	1.66%
Volatility	63.6%	62.7%
Dividend yield	0%	0%
Forfeiture rate	11.3%	10.9%

As of July 2, 2016, there are 385,689 shares available to grant under the 2006 Plan and 1,034,722 shares available to grant under the 2012 Plan.

Restricted Stock Units

In December 2015, the Company’s Board of Directors granted restricted stock units to the executive Chairman of the Board (the “RSUs”).  The RSUs represent the right to receive shares of the Company’s common stock upon achievement of specified stock price performance metrics, and only vest if such market-based performance metrics are achieved.  The RSUs expire on the date of the Company’s 2017 annual stockholder meeting or when the Chairman leaves the Board of Directors, if sooner. The amount of shares that ultimately vest may range from 0 shares to 194,209. The fair value of the restricted stock units was determined by utilizing a Monte Carlo simulation model, which projects the value of the Company’s stock versus the peer group under numerous scenarios and determines the value of the award based upon the present value of these projected outcomes. During the six months ended July 2, 2016, 38,278 RSUs vested.

There was $26 of compensation cost recognized in the six months ending July 2, 2016 and no unrecognized compensation cost related to the RSUs. Expected cost is recognized over a weighted-average period ending August 3, 2016.

6.                                      WEIGHTED AVERAGE COMMON SHARES

Basic and diluted earnings or loss per share (“EPS”) is based upon the weighted average number of common shares outstanding during the period.  Common stock equivalents, including stock options, are included in the calculation of dilutive common shares outstanding. However, since there was a net loss in both periods presented, the inclusion of common stock equivalents was anti-dilutive. The computation of diluted common shares for the three months ended July 2, 2016 excluded 1,437,240 stock options and 210,073 shares of restricted stock outstanding. The computation of diluted common shares for the six months ended July 2, 2016 excluded 1,437,240 stock options and 225,073 shares of restricted stock outstanding. The computation of diluted common shares for the three months and six months ended July 4, 2015 excluded 1,996,533 stock options and 239,790 shares of restricted stock outstanding.

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

The juvenile products industry is estimated to be a $20 billion market worldwide, and consumer focus is on quality, safety, innovation, and style. Due to the halo effect of baby products in retail stores, there is a strong retailer commitment to the juvenile category. We believe we are positioned to capitalize on positive market trends in the juvenile products industry.

We entered fiscal 2016 with a continued focus on innovation, increasing awareness of our brands and maintaining and growing our existing relationships with our customers and suppliers.  Net sales for the second quarter of 2016 decreased 2.4% from the second quarter of 2015.  Sales were essentially flat when excluding sales related to our bank-approved inventory reduction plan in the second quarter of 2015.  Gross margin increased from 26.6% to 32.0% reflecting the completion of our bank-approved inventory reduction plan and our exit from the furniture category. General and Administrative expenses remained elevated in the second quarter of 2016 due to continuing legal costs associated with a complaint that we filed in May 2015 but 16.6% lower than the second quarter of 2015. As a result, we ended the quarter with net income of $0.01 per share, as compared to a net loss of $0.19 per share for the three months ending July 4, 2015. During the six months ended July 2, 2016, we generated $3.0 million in cash from operations that was used, in part, to pay down our credit facilities.

In June 2016, we announced the appointment of Mark Messner as our new President and Chief Executive Officer, effective July 13, 2016. Prior to joining our Company, Mr. Messner spent 13 years with Artsana USA, Inc. (Chicco), a manufacturer of baby care products under the Chicco brand. Mr. Messner originally joined Artsana USA in 2003 as Vice President of Marketing and Product Development and served as Chief Operating Officer for three years before taking over as Chief Executive Officer in 2012. Mr. Messner began his career in 1991 at Graco Children’s Products, Inc. (now part of Newell Brands).

Summary of Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates during the six months ended July 2, 2016 from our critical accounting policies and estimates disclosed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended January 2, 2016.

Results of Operations

	For the three months ended		For the six months ended
	(Unaudited)		(Unaudited)
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Net sales	$50,575	$51,807	$100,245	$104,820
Cost of goods sold	34,374	38,036	68,318	74,074
Gross profit	16,201	13,771	31,927	30,746
General & administrative expenses	9,981	11,972	20,734	22,282
Selling expenses	3,901	4,308	7,817	9,176
Depreciation and amortization	1,160	1,318	2,316	2,652
Operating income (loss)	1,159	(3,827)	1,060	(3,364)
Interest expense, net	628	1,318	1,268	2,164
Income (loss) before provision (benefit) for income taxes	531	(5,145)	(208)	(5,528)
Provision (benefit) for income taxes	275	(1,672)	(131)	(1,813)
Net income (loss)	$256	$(3,473)	$(77)	$(3,715)

Three months ended July 2, 2016 compared with three months ended July 4, 2015

Net sales declined 2.4% from $51,807 for the three months ended July 4, 2015 to $50,575 for the three months ended July 2, 2016. The three months ended July 4, 2015 included $1,126 of sales related to our bank-approved inventory reduction plan. Excluding the impact of the above sales that did not occur in the three months ended July 2, 2016, net sales for the three months ended July 2, 2016 was essentially flat with the three months ended July 4, 2015.

Cost of goods sold included the cost of the finished product from suppliers, duties on certain imported items, freight-in from suppliers, and miscellaneous charges. The components remained relatively the same for the quarter ended July 2, 2016 as compared to the quarter ended July 4, 2015.

Gross profit increased 17.6% from $13,771 for the quarter ended July 4, 2015 to $16,201 for the quarter ended July 2, 2016. Gross margin increased from 26.6% for the quarter ended July 4, 2015 to 32.0% for the quarter ended July 2, 2016. The three months ended July 4, 2015 included $1,775 in losses on the sale of inventory below cost relating to our bank-approved inventory reduction plan and $734 of inventory charges taken as we completed our exit of the furniture category. Excluding the impact of the above charges that did not occur in the three months ended July 2, 2016, gross margin for the three months ended July 2, 2015 as a percent of net sales would have been 32.1%.

General and administrative expenses decreased 16.6% from $11,972 for the quarter ended July 4, 2015 to $9,981 for the quarter ended July 2, 2016. General and administrative expenses also decreased as a percent of sales from 23.1% for the quarter ended July 4, 2015 to 19.7% for the quarter ended July 2, 2016. The decrease in general and administrative expense dollars and as a percent of net sales is primarily attributable to lower litigation costs of $785 in the three months ended July 2, 2016 as compared to $1,702 for the three months ended July 4, 2015, as well as the impact of cost reduction actions taken in the latter half of fiscal 2015. Excluding the impact of litigation costs, general and administrative expenses for the three months ended July 2, 2016 would have been down 10.5% at $9,196 as compared to $10,270 for the three months ended July 4, 2015, or 18.2% and 19.8%, of net sales, respectively.

Selling expenses decreased 9.4% from $4,308 for the quarter ended July 4, 2015 to $3,901 for the quarter ended July 2, 2016. Selling expenses also decreased as a percent of sales from 8.3% for the quarter ended July 4, 2015 to 7.7% for the quarter ended July 2, 2016. This decrease in selling expense was primarily attributable to lower sales volume. The decrease in percent of net sales was primarily attributable to customer mix and lower royalty costs.

Depreciation and amortization decreased 12.0% from $1,318 in the quarter ended July 4, 2015 to $1,160 for the quarter ended July 2, 2016. The decrease in depreciation is attributable to a reduction in capital investment as a result of disciplined capital expenditure management.

Interest expense decreased 52.4% from $1,318 in the quarter ended July 4, 2015 to $628 for the quarter ended July 2, 2016, reflecting reduced debt levels and lower interest rates on the Company’s credit facility. Interest expense for the quarter ended July 4, 2015 included a write off of $685 for past unamortized financing fees and termination fees in connection with the refinancing of our credit factility in April 2015.

For the quarter ended July 4, 2015, we recorded a $1,672 tax benefit on $5,145 of pretax loss for the quarter, reflecting an estimated 32.5% tax rate for the quarter. For the quarter ended July 2, 2016, we recorded a $275 tax provision on $531 of pretax income for the quarter, reflecting an estimated 51.8% tax rate for the quarter. The increase in tax rate for the first three months of 2016 is attributable to an increase in non-deductible expenses in foreign jurisdictions on a lower level of consolidated income.

Six months ended July 2, 2016 compared with six months ended July 4, 2015

Net sales decreased 4.4% from $104,820 for the six months ended July 4, 2015 to $100,245 for the six months ended July 2, 2016. The six months ended July 4, 2015 included $2,006 of sales related to our bank-approved inventory reduction plan. Excluding the impact of the above sales that did not occur in the six months ended July 2, 2016, net sales for the six months ended July 2, 2016 decreased 2.5% in comparison with the six months ended July 4, 2015. The decrease in net sales was primarily attributable to a decrease in channel inventory in advance of new product launches as well as in delays of some of our new product introductions, such as the BornFree® Breeze™ bottle and Summer™ monitors.

Cost of goods sold included the cost of the finished product from suppliers, duties on certain imported items, freight-in from suppliers, and miscellaneous charges. The components remained relatively the same for the six months ended July 2, 2016 as compared to the quarter ended July 4, 2015.

Gross profit increased 3.8% from $30,746 for the six months ended July 4, 2015 to $31,927 for the six months ended July 2, 2016. Gross margin increased from 29.3% for the six months ended July 4, 2015 to 31.8% for the six months ended July 2, 2016. The six months ended July 4, 2015 included $2,098 in losses on the sale of inventory below cost relating to our bank-approved inventory reduction plan and $734 of inventory charges taken as we completed our exit of the furniture category. Excluding the impact of the above charges that did not occur in the six months ended July 2, 2016, gross margin for the six months ended July 2, 2015 as a percent of net sales would have been 32.7%. The lower gross margin percent for the six months ended June 2, 2016 was primarily attributable to initial cost overages related to product introduction delays of our new BornFree® Breeze™ bottle as well as unfavorable foreign exchange and temporary demurrage costs in the first quarter.

General and administrative expenses decreased 6.9% from $22,282 for the six months ended July 4, 2015 to $20,734 for the six months ended July 2, 2016. General and administrative expense decreased as a percent of sales from 21.3% for the six months ended July 4, 2015 to 20.7% for the six months ended July 2, 2016. The decrease in general and administrative expense dollars and as a percent of net sales is primarily attributable to cost reduction actions implemented in the latter half of fiscal 2015, after excluding litigation costs. Litigation costs were $2,141 for the six months ended July 2, 2016 as compared to $1,979 for the six months ended July 4, 2015. Excluding the impact of litigation costs, general and administrative expenses for the six months ended July 2, 2016 would have been down 8.4% at $18,593 as compared to $20,303 for the three months ended July 4, 2015, or 18.5% and 19.4%, of net sales, respectively.

Selling expenses decreased 14.8% from $9,176 for the six months ended July 4, 2015 to $7,817 for the six months ended July 2, 2016. Selling expenses also decreased as a percent of sales from 8.8% for the six months ended July 4, 2015 to 7.8% for the six months ended July 2, 2016. This decrease in selling expense was primarily attributable to lower sales volume. The decrease in percent of net sales was primarily attributable to customer mix and lower royalty costs.

Depreciation and amortization decreased 12.7% from $2,652 for the six months ended July 4, 2015 to $2,316 for the six months ended July 2, 2016. The decrease in depreciation is attributable to a reduction in capital investment as a result of disciplined capital expenditure management.

Interest expense decreased 41.4% from $2,164 for the six months ended July 4, 2015 to $1,268 for the six months ended July 2, 2016, reflecting reduced debt levels and lower interest rates. Interest expense for the six months ended July 4, 2015 included a write off of $685 for past unamortized financing fees and termination fees in connection with the refinancing of our credit facility in April 2015.

For the six months ended July 4, 2015, we recorded a $1,813 tax benefit on $5,528 of pretax loss for the period resulting in an estimated tax rate of 32.8% for the period.  For the six months ended July 2, 2016, we recorded a $131 tax benefit on $208 of pretax loss for the period resulting in an estimated tax rate of 63.0% for the period. The increase in tax rate for the first six months of 2016 is attributable to an increase in non-deductible expenses in foreign jurisdictions on a lower level of consolidated income.

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

For the six months ending July 2, 2016, net cash provided by operating activities totaled $3,047. For the six months ending July 4, 2015, net cash provided by operating activities totaled $6,030. The decrease in net cash generated from operating activities for the six months ended July 2, 2016 as compared to the same period in the prior year is primarily attributable to lower sales and decreased accounts payable within the period.

For the six months ended July 2, 2016, net cash used in investing activities was approximately $1,242. For the six months ended July 4, 2015, net cash used in investing activities was approximately $1,433.

For the six months ended July 2, 2016, net cash used by financing activities was $1,779. For the six months ended July 4, 2015, net cash used in financing activities was approximately $3,398. The decrease in net cash used in financing activities is primarily attributable to lower operating cash generated in the first six months of 2016 compared to the first six months of 2015.

Based primarily on the above factors, net cash increased for the six months ended July 2, 2016 by $224, resulting in a cash balance of approximately $1,147 at July 2, 2016.

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

Credit Facility

We and our wholly owned subsidiary, Summer Infant (USA), Inc., are parties to an amended and restated loan and security agreement with Bank of America, N.A., as agent, providing for an asset-based credit facility (as amended in December 2015 and May 2016, the “Credit Facility”).

The Credit Facility consists of a $60,000 asset-based revolving credit facility, with a $10,000 letter of credit sub-line facility (the “Revolving Facility”), a $5,000 “first in last out” (FILO) revolving credit facility (the “FILO Facility”) and a $10,000 term loan facility (the “Term Loan Facility”).  Pursuant to an accordion feature, the Credit Facility includes the ability to increase the Revolving Facility by an additional $15,000 upon the Company’s request and the agreement of the lenders participating in the increase.  The total borrowing capacity under the Revolving Facility is based on a borrowing base, generally defined as 85% of the value of eligible accounts plus the lesser of (i) 70% of the value of eligible inventory or (ii) 85% of the net orderly liquidation value of eligible inventory, less reserves.  The total borrowing capacity under the FILO Facility is based on a borrowing base, generally defined as a specified percentage of the value of eligible accounts that steps down over time, plus a specified percentage of the value of eligible inventory that steps down over time. For additional information on the Credit Facility, please see Note 2 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

As of July 2, 2016, the base rate on loans was 4.5% and the LIBOR rate was 3.125%.  The amount outstanding on the Revolving Facility at July 2, 2016 was $39,201. Total borrowing capacity under the Revolving Facility at July 2, 2016 was $48,769 and borrowing availability was $9,568.  The amounts outstanding on the Term Loan Facility and FILO Facility at July 2, 2016 were $7,500 and $5,000, respectively.

We were in compliance with the financial covenants under the Credit Facility as of July 2, 2016.

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

ITEM 4.                        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as of July 2, 2016.  Our Chief Executive Officer and Chief Financial Officer have concluded, based on this evaluation, that our controls and procedures were effective as of July 2, 2016.

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

ITEM 1A.               Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended January 2, 2016, except for the following risk factor:

If we are unable to regain compliance with certain NASDAQ Stock Market listing rules, our common stock could be delisted, which would make our common stock significantly less liquid.

As previously announced, on June 30, 2016, we were informed that one of our independent directors, Richard Wenz, had passed away. Mr. Wenz served as a director of our Company since 2007 and was Lead Director of the Company’s Board of Directors, a member of the Audit Committee and Chairman of the Nominating/Governance Committee. The number of directors currently serving on the Audit Committee has been reduced to two members due to Mr. Wenz’s death. As a result, the Company is no longer compliant with NASDAQ Listing Rule 5605(c)(2), which requires that the Audit Committee consist of at least three members. In accordance with applicable rules, we must regain compliance by no later than December 27, 2016. Our Board of Directors intends to identify candidates to replace Mr. Wenz and appoint a new director to the Audit Committee who satisfies the applicable requirements of the NASDAQ listing rules prior to the expiration of the cure period.

If we are unable to regain compliance with the NASDAQ rules prior to the end of the cure period, our common stock could be delisted from the NASDAQ Capital Market and our common stock would trade in the over-the-counter (“OTC”) market. OTC transactions involve risks in addition to those associated with transactions on a stock exchange. Many OTC stocks trade less frequently and in smaller volumes than stocks listed on an exchange, and accordingly, are less liquid and are likely to be more volatile than exchange-traded stocks. Consequently, the liquidity of our common stock could be greatly impaired, not only in the number of shares which could be bought and sold, but also through difficulties in obtaining price quotations, reduction in our coverage by security analysts and in the news media and lower prices for our securities than might otherwise be attained. These circumstances could have an adverse effect on the ability of an investor to sell any shares of our common stock as well as on the selling price for such shares.

ITEM 2.                        Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3.                        Defaults Upon Senior Securities

None.

ITEM 4.                        Mine Safety Disclosures

Not applicable.

ITEM 5.                        Other Information.

On May 24, 2016, we entered into an amendment to our amended and restated loan and security agreement with Bank of America, N.A. (the “Amendment”). The Amendment modified the definition of EBITDA with respect to certain fees and expenses included within the definition and certain reporting requirements. The foregoing summary of the Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Amendment, a copy of which is attached as Exhibit 10.1 and is incorporated herein by reference.

ITEM 6.                        Exhibits

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Quarterly Report on Form 10-Q.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Summer Infant, Inc.

Date: August 2, 2016	By:	/s/ Mark Messner
Mark Messner
President and Chief Executive Officer (Principal Executive Officer)

Date: August 2, 2016	By:	/s/ William E. Mote, Jr.
William E. Mote, Jr.
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Bylaws of Summer Infant, Inc., as amended through May 5, 2016 (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 9, 2016)

10.1

Second Amendment to Amended and Restated Loan and Security Agreement among Summer Infant, Inc. and Summer Infant (USA), Inc., as Borrowers, Summer Infant Canada Limited and Summer Infant Europe Limited, as Guarantors, Certain Financial Institutions as Lenders and Bank of America, N.A. as Agent

10.2

Employment Agreement, dated as of June 27, 2016, by and between Summer Infant, Inc. and Mark Messner (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 29, 2016)

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