Form 10-Q
period 2016-10-01
Summer Infant, Inc.
filed 2016-11-02
CIK 1314772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 1, 2016

☐         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to

Commission file number 001-33346

Summer Infant, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-1994619
(State or Other Jurisdiction	(IRS Employer Identification No.)
Of Incorporation or Organization)

1275 Park East Drive
Woonsocket, RI 02895	(401) 671-6550
(Address of principal executive offices) (Zip Code)	(Registrant’s telephone number, including area code)

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

As of November 2, 2016, there were 18,499,985 shares outstanding of the registrant’s Common Stock, $0.0001 par value per share.

Summer Infant, Inc.

Form 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.                Condensed Consolidated Financial Statements (unaudited)

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

Note that all amounts presented in the table below are in thousands of U.S. dollars, except share and par value amounts.

	Unaudited
	October 1, 2016	January 2, 2016
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$1,011	$923
Trade receivables, net of allowance for doubtful accounts	37,295	40,514
Inventory, net	32,285	36,846
Prepaid and other current assets	1,863	1,758
TOTAL CURRENT ASSETS	72,454	80,041
Property and equipment, net	10,673	12,007
Other intangible assets, net	17,983	18,512
Deferred tax assets, net	2,507	2,483
Other assets	100	95
TOTAL ASSETS	$103,717	$113,138

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$25,550	$29,541
Accrued expenses	7,579	9,584
Current portion of long term debt (including capital leases)	4,500	3,318
TOTAL CURRENT LIABILITIES	37,629	42,443
Long-term debt, less current portion and unamortized debt issuance costs	43,921	48,767
Other liabilities	2,666	2,962
TOTAL LIABILITIES	84,216	94,172

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.0001 par value, 1,000,000 authorized, none issued or outstanding at October 1, 2016 and January 2, 2016, respectively	—	—
Common Stock $0.0001 par value, authorized, issued and outstanding of 49,000,000, 18,771,634, and 18,499,985 at October 1, 2016 and 49,000,000, 18,639,407, and 18,367,758 at January 2, 2016, respectively	2	2
Treasury Stock at cost (271,649 shares)	(1,283)	(1,283)
Additional paid-in capital	76,260	75,812
Accumulated deficit	(52,907)	(53,063)
Accumulated other comprehensive loss	(2,571)	(2,502)
TOTAL STOCKHOLDERS’ EQUITY	19,501	18,966
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$103,717	$113,138

See notes to condensed consolidated financial statements

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

Note that all amounts presented in the table below are in thousands of U.S. dollars, except share and per share amounts.

	Unaudited		Unaudited
	For the three months ended		For the nine months ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015

Net sales	$48,552	$50,205	$148,797	$155,025

Cost of goods sold	33,026	34,600	101,344	108,674

Gross profit	15,526	15,605	47,453	46,351

General & administrative expenses	9,735	12,953	30,469	35,235

Selling expense	3,667	4,119	11,484	13,295

Depreciation and amortization	1,127	1,275	3,443	3,927

Operating income (loss)	997	(2,742)	2,057	(6,106)

Interest expense, net	633	589	1,901	2,753

Income (loss) before income taxes	364	(3,331)	156	(8,859)

Provision (benefit) for income taxes	131	(1,500)	—	(3,313)

NET INCOME (LOSS)	$233	$(1,831)	$156	$(5,546)

Net income (loss) per share:

BASIC	$0.01	$(0.10)	$0.01	$(0.30)

DILUTED	$0.01	$(0.10)	$0.01	$(0.30)

Weighted average shares outstanding:

BASIC	18,465,749	18,309,381	18,424,484	18,239,490

DILUTED	18,581,824	18,309,381	18,454,926	18,239,490

See notes to condensed consolidated financial statements.

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

Note that all amounts presented in the table below are in thousands of U.S. dollars.

	Unaudited		Unaudited
	For the three months ended		For the nine months ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Net income (loss)	$233	$(1,831)	$156	$(5,546)
Other comprehensive loss:
Changes in foreign currency translation adjustments	(151)	(371)	(69)	(763)

Comprehensive income (loss)	$82	$(2,202)	$87	$(6,309)

See notes to condensed consolidated financial statements.

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Note that all amounts presented in the table below are in thousands of U.S. dollars.

	Unaudited
	For the nine months ended
	October 1, 2016	October 3, 2015
Cash flows from operating activities:

Net income (loss)	$156	$(5,546)

Adjustments to reconcile net income (loss) to net cash provided by operating activities

Depreciation and amortization	3,495	3,897

Stock-based compensation expense	394	700

Changes in assets and liabilities:

Decrease in trade receivables	3,076	2,937

Decrease in inventory	4,345	630

Decrease in prepaids and other assets	27	139

(Decrease) increase in accounts payable and accrued expenses	(6,094)	5,720

Net cash provided by operating activities	5,399	8,477

Cash flows from investing activities:

Acquisitions of intangible assets	—	(472)

Acquisitions of property and equipment	(1,631)	(1,875)

Net cash used in investing activities	(1,631)	(2,347)

Cash flows from financing activities:

Proceeds from exercise of stock options	—	46

Proceeds from new Term Loan Facility	—	10,000

Proceeds from new FILO Facility	—	5,000

Repayment of Prior Term Loan	—	(12,500)

Repayment of new Term Loan Facility	(1,500)	(1,000)

Net repayment on revolving facilities	(2,334)	(6,712)

Net cash used in financing activities	(3,834)	(5,166)

Effect of exchange rate changes on cash and cash equivalents	154	(1,132)

Net increase (decrease) in cash and cash equivalents	88	(168)

Cash and cash equivalents, beginning of period	923	1,272

Cash and cash equivalents, end of period	$1,011	$1,104

Supplemental disclosure of cash flow information:

Cash paid for interest	$1,624	$1,818

Cash paid for income taxes	$241	$236

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

It is the Company’s policy to prepare its financial statements on the accrual basis of accounting in conformity with GAAP. The interim condensed consolidated financial statements include the accounts of its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidation. Certain prior year balances have been restrospectively reclassified for current year reporting purposes.

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

The Company follows the appropriate guidance relative to uncertain tax positions. This standard provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Uncertain tax positions must meet a recognition threshold of more-likely-than-not in order for those tax positions to be recognized in the financial statements. Deferred taxes are presented as noncurrent on the consolidated balance sheet.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (A Consensus of the FASB Emerging Issues Task Force). In an effort to reduce diversity in practice, ASU 2016-15 provides solutions for eight specific statement of cash flow classification issues. The ASU is effective for public companies beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company has evaluated the impact this guidance will have on its consolidated financial statements and expects the impact to be immaterial.

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

Under the Credit Facility, the Company must comply with certain financial covenants, including that the Company (i) maintain a fixed charge coverage ratio of at least 1.0 to 1.0 for the twelve consecutive fiscal months most recently ended and (ii) maintain a certain leverage ratio at the end of each fiscal quarter. For purposes of the financial covenants, consolidated EBITDA is defined as net income before interest, taxes, depreciation and amortization, plus certain customary expenses, fees, non-cash charges and up to $2,000 of specified inventory dispositions in 2015, and minus certain customary non-cash items increasing net income and other specified items.

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

As of October 1, 2016, the rate on base-rate loans was 4.5% and the rate on LIBOR-rate loans was 3.25%. The amount outstanding on the Revolving Facility at October 1, 2016 was $37,741. Total borrowing capacity under the Revolving Facility at October 1, 2016 was $46,941  and borrowing availability was $9,200. The amounts outstanding on the Term Loan Facility and FILO Facility at October 1, 2016  were $7,000 and $5,000, respectively.

Aggregate maturities of bank debt related to the BofA credit facility:

Fiscal Year ending:
2016	$1,750
2017	4,500
2018	3,250
2019	2,000
2020	38,241
Total	$49,741

Unamortized debt issuance costs were $1,320 at October 1, 2016 and $1,489 at January 2, 2016, and are presented as a direct deduction of long-term debt on the consolidated balance sheets.

3.                                      INTANGIBLE ASSETS

Intangible assets consisted of the following:

	October 1,	January 2,
	2016	2016

Brand names	$14,812	$14,812
Patents and licenses	3,766	3,766
Customer relationships	6,946	6,946
Other intangibles	1,882	1,882
	27,406	27,406
Less: Accumulated amortization	(9,423)	(8,894)
Intangible assets, net	$17,983	$18,512

The amortization period for the majority of the intangible assets ranges from 5 to 20 years for those assets that have an estimated life; certain of the assets have indefinite lives (brand names). Total of intangibles not subject to amortization amounted to $12,308 as of October 1, 2016 and January 2, 2016.

4.                                      COMMITMENTS AND CONTINGENCIES

Litigation

The Company is a party to routine litigation and administrative complaints incidental to its business. The Company does not believe that any or all of such routine litigation and administrative complaints is likely to have a material adverse effect on the Company’s financial condition or results of operations, except potentially as noted below.

On May 27, 2015, the Company filed a Complaint against Carol E. Bramson, Annamaria Dooley, Kenneth N. Price, Carson J. Darling, Dulcie M. Madden, and Bruce Work in the United States District Court for the District of Rhode Island (Civil Action No. 1:15-CV-00218-5-LDA) (the “Complaint”). The Complaint alleges theft and misappropriation of the Company’s confidential and proprietary trade secrets, intellectual property, and business, branding and marketing strategies.  The following updates information previously reported in Note 10, Commitments and Contingencies, under Part IV, Item 15 of the Company’s Annual Report on Form 10-K for the year ended January 2, 2016 and Note 4, Commitments and Contingencies, under Part 1, Item 1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2016, and the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2016.

On August 5, 2016, a stipulation was filed whereby Ms. Dooley agreed to dismiss certain of her counterclaims against the Company and Mr. Almagor, and the Court entered the stipulation as an order on August 19, 2016.  In an effort to resolve this matter, the Company and the remaining defendants have agreed to participate in non-binding mediation, which is ongoing, and the litigation is stayed pending the outcome of the mediation.

The Company has incurred significant expenses related to this lawsuit to date and may continue to incur expenses related to this lawsuit. In connection with the litigation, the Company has informed its insurers of the litigation, and has received reimbursement of $598 as of October 1, 2016 from certain of its insurers for a portion of the Company’s defense costs and the defense costs of certain defendants.  However, the Company cannot estimate at this time whether additional amounts may be reimbursed under its policies, and any insurance reimbursements are subject to applicable deductibles. The Company cannot predict the outcome of this lawsuit or for how long it will remain active.

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

Under the 2006 Plan and 2012 Plan, awards may be granted to participants in the form of non-qualified stock options, incentive stock options, restricted stock, deferred stock, restricted stock units and other stock-based awards. Subject to the provisions of the plans, awards may be granted to employees, officers, directors, advisors and consultants who are deemed to have rendered or are able to render significant services to the Company or its subsidiaries and who are deemed to have contributed or to have the potential to contribute to the Company’s success. The Company accounts for options under the fair value recognition standard. The application of this standard resulted in share-based compensation expense for the three months ended October 1, 2016 and October 3, 2015 of $176 and $280, respectively, and share-based compensation expense for the nine months ended October 1, 2016 and October 3, 2015 of $394 and $700, respectively. Stock based compensation expense is included in selling, general and administrative expenses.

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

As of October 1, 2016, there were 1,367,594 stock options outstanding and 352,057 unvested restricted shares outstanding.

During the nine months ended October 1, 2016, the Company granted 293,300 stock options and granted 304,400 shares of restricted stock, respectively. The following table summarizes the weighted average assumptions used for stock options granted during the nine months ended October 1, 2016 and October 3, 2015.

	2016	2015
Expected life (in years)	5.3	5.3
Risk-free interest rate	1.6%	1.6%
Volatility	64.0%	67.4%
Dividend yield	0%	0%
Forfeiture rate	11.6%	16.5%

As of October 1, 2016, there are 387,439 shares available to grant under the 2006 Plan and 1,173,943 shares available to grant under the 2012 Plan.

Restricted Stock Units

In December 2015, the Company’s Board of Directors granted restricted stock units to the then executive Chairman of the

Board (the “RSUs”). The RSUs represented the right to receive shares of the Company’s common stock upon achievement of specified stock price performance metrics, and only vested if such market-based performance metrics were achieved. During the nine months ended October 1, 2016, 38,278 RSUs vested. There was $26 of compensation cost recognized in the nine months ending

October 1, 2016 and no unrecognized compensation cost related to the RSUs. The RSUs expired on August 3, 2016.

On July 13, 2016, the Company granted 100,000 restricted stock units to its new Chief Executive Officer. The RSUs represent the right to receive shares of the Company’s common stock upon achievement of specified performance metrics, and only vest if such performance metrics are achieved for fiscal year 2017 and fiscal year 2018. The RSU’s expire if the performance metrics are not achieved or if employment is terminated. The fair value of the restricted stock will be recognized as it is earned and when it is probable that the performance conditions will be met. The Company has not recognized any compensation expense in 2016 related to this award.

6.                                      WEIGHTED AVERAGE COMMON SHARES

Basic and diluted earnings or loss per share (“EPS”) is based upon the weighted average number of common shares outstanding during the period.  The Company does not include the anti-dilutive effect of common stock equivalents, including stock options, in computing net income (loss) per diluted common share. The computation of diluted common shares for the three months ended October 1, 2016 excluded 1,109,294 stock options and 179,907 shares of restricted stock outstanding. The computation of diluted common shares for the nine months ended October 1, 2016 excluded 1,267,594 stock options and 270,807 shares of restricted stock outstanding.

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

We entered fiscal 2016 with a continued focus on innovation, increasing awareness of our brands and maintaining and growing our existing relationships with our customers and suppliers.  Net sales for the third quarter of 2016 decreased 3.3% from the third quarter of 2015.  Sales were up 1.0% when excluding sales related to our bank-approved inventory reduction plan in the third quarter of 2015. Gross margin increased from 31.1% to 32.0% reflecting the completion of our bank-approved inventory reduction plan and our exit from the furniture category. General and Administrative expenses remained elevated in the third quarter of 2016 due to continuing legal costs associated with a complaint that we filed in May 2015 but were 24.8% lower than the third quarter of 2015. As a result, we ended the quarter with net income of $0.01 per share, as compared to a net loss of $0.10 per share for the three months ended October 3, 2015. During the nine months ended October 3, 2016, we generated $5.4 million in cash from operations that was used, in part, to pay down our credit facilities.

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

Summary of Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates during the three months ended October 1, 2016 from our critical accounting policies and estimates disclosed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended January 2, 2016.

Results of Operations

	For the three months ended		For the nine months ended
	(Unaudited)		(Unaudited)
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Net sales	$48,552	$50,205	$148,797	$155,025
Cost of goods sold	33,026	34,600	101,344	108,674
Gross profit	15,526	15,605	47,453	46,351
General & administrative expense	9,735	12,953	30,469	35,235
Selling expense	3,667	4,119	11,484	13,295
Depreciation and amortization	1,127	1,275	3,443	3,927
Operating (loss) income	997	(2,742)	2,057	(6,106)
Interest expense, net	633	589	1,901	2,753
(Loss) income before (benefit) provision for income taxes	364	(3,331)	156	(8,859)
(Benefit) provision for income taxes	131	(1,500)	—	(3,313)
Net (loss) income	$233	$(1,831)	$156	$(5,546)

Three Months ended October 1, 2016 compared with Three Months ended October 3, 2015

Net sales declined 3.3% from $50,205 for the three months ended October 3, 2015 to $48,552 for the three months ended October 1, 2016. The three months ended October 3, 2015 included $1,653 of sales related to our bank-approved inventory reduction plan and furniture exit. Excluding the impact of the above sales that did not occur in the three months ended October 1, 2016, net sales for the three months ended October 3, 2015 was $48,552. The three months ended October 1, 2016 included $495 of unfavorable foreign exchange on a constant currency basis primarily due to the decline in the value of the British pound. Excluding the impact of the unfavorable foreign exchange effect, net sales for the three months ended October 1, 2016 was $49,047, an increase over the three months ended October 3, 2015 of 1.0%. The increase is primarily due to increased safety and gear product sales partially offset by lower than expected sales of BornFree® Breeze™ bottles and certain Summer® monitors.

Cost of goods sold included the cost of the finished product from suppliers, duties on certain imported items, freight-in from suppliers, and miscellaneous charges. The components of cost of goods sold remained relatively the same for the quarter ended October 1, 2016 as compared to the quarter ended October 3, 2015.

Gross profit decreased 0.5% from $15,605 for the quarter ended October 3, 2015 to $15,526 for the quarter ended October 1, 2016. Gross margin increased from 31.1% for the quarter ended October 3, 2015 to 32.0% for the quarter ended October 1, 2016. The three months ended October 3, 2015 included $103 from losses on the sale of inventory below cost relating to our bank-approved inventory reduction plan, $215 of inventory charges taken as we completed our exit of the furniture category, and $280 in temporary additional costs due to inventory mix changes in our west coast distribution center. None of these costs occurred in the three months ended October 1, 2016. Excluding the above charges, gross margin for the three months ended October 3, 2015 was 33.0%. The three months ended October 1, 2016 included $136 of unfavorable foreign exchange on a constant currency basis primarily due to the decline in the value of the British pound and $277 in cost overages on the delayed introduction of our new BornFree® Breeze™ bottle. Excluding the impact of the above, gross margin for the three months ended October 1, 2016 was 32.5%.

General and administrative expenses decreased 24.8% from $12,953 for the quarter ended October 3, 2015 to $9,735 for the quarter ended October 1, 2016. General and administrative expenses also decreased as a percent of sales from 25.8% for the quarter ended October 3, 2015 to 20.1% for the quarter ended October 1, 2016. Excluding $97 of litigation costs, net of insurance reimbursements, for the three months ended October 1, 2016 and $3,720 of litigation costs for the three months ended October 3, 2015, general and administrative expenses were $9,638 and $9,233 or 19.9% and 18.4% as a percent of sales, respectively.

The increase in dollars and as a percent of sales is primarily attributable to a writeoff of technology and prototype costs related to discontinued product development projects.

Selling expenses decreased 11.0% from $4,119 for the quarter ended October 3, 2015 to $3,667 for the quarter ended October 1, 2016. Selling expenses also decreased as a percent of sales from 8.2% for the quarter ended October 3, 2015 to 7.6% for the quarter ended October 1, 2016. The decrease in selling expense was primarily attributable to lower sales volume as well as customer mix in cooperative advertisement costs. The decrease in percent of net sales was primarily attributable to customer mix in cooperative advertisement costs.

Depreciation and amortization decreased 11.6% from $1,275 in the quarter ended October 3, 2015 to $1,127 for the quarter ended October 1, 2016. The decrease in depreciation is attributable to a reduction in capital investment.

Interest expense increased 7.5% from $589 in the quarter ended October 3, 2015 to $633 for the quarter ended October 1, 2016. The increase is attributable to an increase in LIBOR rates in the fourth quarter of 2015.

For the quarter ended October 3, 2015, we recorded a $1,500 tax benefit on $3,331 of pretax loss, reflecting an estimated 45.0% tax rate for the quarter. For the quarter ended October 1, 2016, we recorded a $131 tax provision on $364 of pretax income for the quarter, reflecting an estimated 36.0% tax rate for the quarter.

Nine Months ended October 1, 2016 compared with Nine Months ended October 3, 2015

Net sales decreased 4.0% from $155,025 for the nine months ended October 3, 2015 to $148,797 for the nine months ended October 1, 2016. The nine months ended October 3, 2015 included $7,772 of sales related to our bank-approved inventory reduction plan and furniture exit. Excluding the impact of the above sales that did not occur in the nine months ended October 1, 2016, net sales for the nine months ended October 3, 2015 was $147,253. The nine months ended October 1, 2016 included $1,497 of unfavorable foreign exchange on a constant currency basis primarily due to the decline in the value of the British pound. Excluding the impact of the unfavorable foreign exchange effect, net sales for the nine months ended October 1, 2016 was $150,294, an increase over the nine months ended October 3, 2015 of 2.1%. The increase is primarily due to increased safety and gear product sales partially offset by lower than expected sales of BornFree® Breeze™ bottles and certain Summer® monitors.

Cost of goods sold included the cost of the finished product from suppliers, duties on certain imported items, freight-in from suppliers, and miscellaneous charges. The components of cost of goods sold remained relatively the same for the nine months ended October 1, 2016 as compared to the quarter ended October 3, 2015.

Gross profit increased 2.4% from $46,351 for the nine months ended October 3, 2015 to $47,453 for the nine months ended October 1, 2016. Gross margin increased from 29.9% for the nine months ended October 3, 2015 to 31.9% for the nine months ended October 1, 2016. The nine months ended October 3, 2015 included $1,877 in losses on the sale of inventory below cost relating to our bank-approved inventory reduction plan, $949 of inventory charges taken as we completed our exit of the furniture category, and $312 in temporary additional costs due to inventory mix changes in our west coast distribution center. Excluding the above charges, gross margin for the nine months ended October 3, 2015 was 32.4%. The nine months ended October 1, 2016 included $462 of unfavorable foreign exchange on a constant currency basis primarily due to the decline in the value of the British pound, $891 in cost overages on the delayed introduction of our new BornFree® Breeze™ bottle, and $275 in temporary additional costs due to inventory mix changes in our west coast distribution center. Excluding the impact of the above, gross margin for the nine months ended October 1, 2016 was 32.7%.

General and administrative expenses decreased 13.5% from $35,235 for the nine months ended October 3, 2015 to $30,469 for the nine months ended October 1, 2016. General and administrative expense decreased as a percent of sales from 22.7% for the nine months ended October 3, 2015 to 20.5% for the nine months ended October 1, 2016. Litigation costs were $2,239 for the nine months ended October 1, 2016 as compared to $5,329 for the nine months ended October 3, 2015. Excluding the impact of litigation costs, general and administrative expenses for the nine months ended October 1, 2016 would have been down 5.6% at $28,230 as compared to $29,906 for the nine months ended October 3, 2015, or 19.0% and 19.3%, of net sales, respectively. Excluding the impact of litigation costs, the decrease in general and administrative expense dollars and as a percent of net sales is primarily attributable to cost reduction actions implemented in the latter half of fiscal 2015.

Selling expenses decreased 13.6% from $13,295 for the nine months ended October 3, 2015 to $11,484 for the nine months ended October 1, 2016. Selling expenses also decreased as a percent of sales from 8.6% for the nine months ended October 3, 2015 to 7.7% for the nine months ended October 1, 2016. This decrease in selling expense was primarily attributable to lower sales volume as well as customer mix in cooperative advertisement costs and lower freight out costs. The decrease in percent of net sales was primarily attributable to customer mix in cooperative advertisement costs and lower freight out costs.

Depreciation and amortization decreased 12.3% from $3,927 in the nine months ended October 3, 2015 to $3,443 for the nine months ended October 1, 2016. The decrease in depreciation is attributable to a reduction in capital investment.

Interest expense decreased 30.9% from $2,753 in the nine months ended October 3, 2015 to $1,901 for the nine months ended October 1, 2016, reflecting reduced debt levels and lower interest rates. Interest expense for the nine months ended October 3, 2015 included a write off of $685 for past unamortized financing fees and termination fees in connection with the refinancing of our credit facility in April 2015.

For the nine months ended October 3, 2015, we recorded a $3,313 tax benefit on $8,859 of pretax loss for the period resulting in an estimated tax rate of 37.4% for the period. For the nine months ended October 1, 2016, we recorded no tax provision or benefit on $156 of pretax income due to certain permanent non-deductible expenses.

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

For the nine months ended October 1, 2016, net cash provided by operating activities totaled $5,399. For the nine months ended October 3, 2015, net cash provided by operating activities totaled $8,477. In the nine months ended October 1, 2016, we generated $156 of net income, reduced inventory by $3,076, and paid down supplier payables by $6,094, resulting in $5,399 of net cash from operating activities. In the nine months ended October 3, 2015, we incurred a net loss of $5,546, decreased inventory by $630, and had an increase in supplier payables of $5,720, resulting in $8,477 of net cash from operating activities.

For the nine months ended October 1, 2016, net cash used in investing activities was approximately $1,631. For the nine months ended October 3, 2015, net cash used in investing activities was approximately $2,347. The use of cash for the nine months ended October 3, 2015 included $452 of technology development.

For the nine months ended October 1, 2016, net cash used in financing activities was approximately $3,834.  For the nine months ended October 3, 2015, net cash used in financing activities was approximately $5,166. The decrease in net cash used in financing activities is primarily attributable to lower operating cash generated in the first nine months of 2016 compared to the first nine months of 2015 to pay down bank debt.

Based primarily on the above factors, net cash increased for the nine months ended October 1, 2016 by $88, resulting in a cash balance of approximately $1,011 at October 1, 2016.

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

As of October 1, 2016, the rate for base-rate loans was 4.5% and rate for LIBOR-rate loans was 3.25%.  The amount outstanding on the Revolving Facility at October 1, 2016 was $37,741. Total borrowing capacity under the Revolving Facility at October 1, 2016 was $46,941 and borrowing availability was $9,200.  The amounts outstanding on the Term Loan Facility and FILO Facility at October 1, 2016 were $7,000 and $5,000, respectively.

We were in compliance with the financial covenants under the Credit Facility as of October 1, 2016.

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

ITEM 4.                        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as of October 1, 2016.  Our Chief Executive Officer and Chief Financial Officer have concluded, based on this evaluation, that our controls and procedures were effective as of October 1, 2016.

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

ITEM 1A.               Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended January 2, 2016 and our Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2016.

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

Summer Infant, Inc.

Date: November 2, 2016	By:	/s/ Mark Messner
Mark Messner
President and Chief Executive Officer (Principal Executive Officer)

Date: November 2, 2016	By:	/s/ William E. Mote, Jr.
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