Form 10-K
period 2016-12-31
Summer Infant, Inc.
filed 2017-02-22
CIK 1314772

Use these links to rapidly review the document

Summer Infant, Inc. and Subsidiaries Index to Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

         Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates as of July 1, 2016, was $17.7 million. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

         The number of shares issued and outstanding of the registrant's common stock as of February 20, 2017 was 18,506,617 (excluding unvested restricted shares that have been issued to employees).

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Proxy Statement for its 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

        When used in this report, the terms "Summer," the "Company," "we," "us," and "our" mean Summer Infant, Inc. and its subsidiaries. Note that all dollar amounts in Part I are in thousands of U.S. dollars unless otherwise noted.

Item 1.    Business

Overview

        We are a premier infant and juvenile products company originally founded in 1985 and have publicly traded on the Nasdaq Stock Market since 2007 under the symbol "SUMR." We are a leader in product innovation in the juvenile industry, providing mothers and caregivers a full range of high quality, high value products to care for babies and toddlers. We seek to improve the quality of life of both caregivers and babies through our product offerings, while at the same time maximizing shareholder value over the long term.

        We operate in one principal industry segment across geographically diverse marketplaces, selling our products globally to large, national retailers as well as independent retailers, and on our partner's websites and our own summerinfant.com website. In North America, our customers include Babies R Us, Amazon.com, Wal-Mart, Target, Buy Buy Baby, Home Depot, and Lowe's. Our largest European-based customers are Argos, Amazon, Toys R Us, and Mothercare. We also sell through international distributors, representatives, and to select international retail customers in geographic locations where we do not have a direct sales presence.

        We estimate the size of the juvenile products market to be $25 billion worldwide, with consumers focusing on quality, safety, innovation, and style. We believe we are positioned to capitalize on positive market trends in the juvenile products industry, including a predicted increase in U.S. birth rates over the next several years.

Strategic Priorities

        We are a leading global juvenile products company that provides a full range of innovative, high quality, high value products that meet the demands of parents. In 2016 our management team was strengthened by the appointment of Mark Messner as our Chief Executive Officer and Art Gehr as our Chief Product Officer, each of whom has over 20 years of experience in the juvenile product industry. As we enter 2017, we will continue to focus on our core products and brand building, our key customer relationships and creating a roadmap for sustainable growth in 2017 and beyond. Our management team will continue to execute on the key strategic priorities that we believe will support our future growth:

  •
  Continuously strive for differentiated innovation.  We continuously seek to create differentiated, innovative solutions for consumers who demand high quality, long lasting, and safe products. We pride ourselves as leaders of innovation within the juvenile products industry that provide differentiated solutions from our competitors. We deliver innovation in various ways based upon the product category. We offer sleek and simple design innovation in potties, deliver innovative convenience features in strollers, implement new technology into our baby video monitors, and deliver innovative, safe-sleep solutions within our SwaddleMe® branded product line.

  •
  Increase awareness of our brands.  In 2016, we relaunched all of our core brands and packaging in order to extend the relevance of our products with our customers and consumers. We are committed to investing in our core brands to increase brand awareness. In 2017, we are launching marketing campaigns that will reach across print, digital, and social media channels. We are working closely with our retail partners to increase brand presence within their stores and online. We are also participating and sponsoring over 50 consumer events across the country in an effort to continue to strengthen our brand and product recognition. We believe that aligning our core brands with our target market's values increases brand awareness and also drives brand affinity. Our goal is to become the #1 baby brand recommended by parents.

  •
  Continuously connect with consumers.  We seek to connect with our consumers across multiple media channels. We offer three branded social channels (Summer Infant, SwaddleMe, and Born Free) across multiple social media platforms (Facebook, Twitter, Instagram, Pinterest, etc.). We use innovative ways to increase our reach within these platforms such as advertisements, campaigns, and sweepstakes. Our social channels have continued to grow significantly year over year and Summer Infant is among the largest followed within the industry. Additionally, in the second quarter of 2017 we expect to relaunch our website. We designed our new website to be a trusted resource of information for parents and a place where consumers can purchase their favorite products for every stage and age for their little one. We also use consumer research as an avenue to connect with consumers. Our consumer research is conducted in numerous ways including focus groups, in-home ethnography studies, on-line surveys, home-user testing, and product reviews. Insights from our research are studied and integrated with our new product development initiatives and our continuous effort for product improvements. Our consumer database is also growing which allows us to engage in direct marketing opportunities such as email newsletters and promotions.

  •
  Operational efficiencies.  We continue to refine our operating model as we bring more focus to our strategic priorities. These initiatives include SKU rationalization, doing more direct import business as we emphasize core growth categories, and evaluating the level of drop ship partnerships going forward. We are also improving our analytic and forecasting capabilities, product development process, and management of working capital. We believe these initiatives will continue to streamline operations.

  •
  Maintain and grow our partnerships.  We have strong partnerships with our suppliers in the US and Asia. We believe that our flexibility to develop products that are consumer preferred and cost-efficient is a competitive advantage in meeting our customer demands. We have long-standing relationships with our brick and mortar and our e-commerce retail customers in the U.S. We value these relationships and will continue to focus on strengthening them to increase our presence in stores and online. We will continue to further develop our relationships outside the U.S. to expand our business internationally. We have focused our efforts on growing our European, Canadian and Asian market presence by growing our customer base and establishing new distributor relationships. We see our international business as having significant potential for growth and expansion.

        By focusing on these key strategic priorities, we expect to drive future sales growth, improve profitability and return on capital, and further develop and strengthen our relationships with our suppliers, our customers and the consumers who use our products.

Products

        We currently market over 1,100 products in several product categories including monitoring, safety, nursery, baby gear, and feeding products. We market our core products, under our Summer Infant®, SwaddleMe®, and Born Free® brand names. No single product generated more than 10% of sales for the fiscal year ended December 31, 2016 ("fiscal 2016").

        Anchor products in our product categories include the following:

Monitoring	Safety	Nursery	Baby Gear	Feeding Products
Wi-Fi/Internet	Gates	Swaddle	Strollers	Bottles
Video	Bath	Travel Accessories	Bassinets	Drinking Cups
Audio	Potties	Safe Sleep	High Chairs	Bibs & Placemats
Prenatal	Boosters	Soothers	Playards	Electronics
	Positioners	Sleep Aides		Pacifiers

Monitoring

        Our monitors were first introduced in 2001 and are distinguished by premium quality, ease of use, and innovative features. Currently, we offer audio, video and internet viewable monitors, and a new wearable audio monitor marketed under the Summer Infant® brand. Our monitors have led the way in innovation within the category and feature high quality components, intended to fulfill the desire for consumers to connect with baby at any time or place. In fiscal 2016, we launched our award winning Babble Band™, the first ever wearable audio monitor and the Liv Cam™, a portable battery operated baby monitor that streams live video directly to smart devices without wifi or cellular service. In fiscal 2017, we are launching a new line of baby video monitors that will introduce innovation in style and design while including quality improvements in picture quality, battery life, and range. We consider monitoring to be one of our core categories and expect to be positioned in the second half of 2017 to gain incremental shelf space with additional, new innovative monitors.

Safety

        Our safety line encompasses gates, bedrails, baby proofing, potties, bath, positioners, and infant health. We are a North American market leader in the gate category, with a product range of over 30 gates. Our line of gates offer versatility that covers use in home, ease of installation, and aesthetically pleasing designs. In fiscal 2017, we will introduce a new line of gates that are on trend with home décor such as the new Rustic Home, Modern Home, and Classic Home designs. We are partnering with strategic design influencers to help bring a broader awareness to the designer segment of the category.

        In fiscal 2015, we introduced the My Size Potty™. This simply designed potty has become highly recognized and is a best seller for major retailers nationwide. In fiscal 2016, the My Size Potty was the most tagged product by consumers on social media within our portfolio of products.

        We first entered the infant bathing category in 2002, and we have continued to create innovative and safe solutions for bathing. In fiscal 2017, we expect to launch our redesigned Lil' Luxuries Whirlpool and Spa platforms and Right Height Tub platform. The Right Height Tub, introduced in fiscal 2010, was the first infant bath tub that elevated baby for parent comfort and convenience. Our redesigned Right Height Tub will offer that same key benefit with a modern sleek design, larger newborn bath sling and integrated non-slip smart hump for a more relaxed bathing experience for both parent and baby.

Nursery

        Our nursery line includes our core brand of SwaddleMe® wearable blankets as well as our expanded line of safe sleep products such as sleep aides and soothers. Acquired in 2008, SwaddleMe® continues to be a brand synonymous with infant safe sleep. In fiscal 2015, we refreshed this popular line which allowed us to expand our channels of trade as well as our selection of product in this growing category. In fiscal 2016, we introduced the By Your Side Sleeper which provided a safe co-sleeping solution for parents. In fiscal 2017, we expect to introduce the By Your Bed Sleeper, which is a raised bassinet with an incline option that fits snug alongside parents bed. Both sleepers promote room sharing which is now recommended by the American Academy of Pediatrics (AAP).

Baby Gear

        Since the successful launch of our 3D lite™ Convenience Stroller in fiscal 2014, we have continued to expand our 3D line of lightweight, affordable, feature rich strollers. In fiscal 2015 we included the 3D-one™ and 3D flip™ and in fiscal 2016, we launched our first dual stroller, the 3Dtwo™. In 2017, we expect to continue to deliver revolutionary convenience features with the introduction of the 3D tote™ and 3D trek. These fully featured strollers were developed based upon consumer demand for more storage, ability to hold diaper bags and adaptability for infant car seats. With a unique geometric design, these platforms include diaper bag clips for hanging a diaper bag on the handles without tipping. These strollers will also offer an extra large storage basket, pockets and loops for storing all your baby supplies. We will be launching a marketing campaign in early 2017 to showcase all platforms within the 3D line: 3D lite™, 3D-one™, 3D flip™, 3D two™, 3D tote™, and 3D trek.

        Our Pop 'n Play Portable Playard was introduced in fiscal 2014, driven from consumer insights on their "on-the-go" lifestyles. Compact, foldable, lightweight and portable, the Pop 'n Play Portable Playard has been well received. In fiscal 2015, we expanded the line to include a portable booster, high chair, and entertainer and launched a new sub-brand for the collection, POP (portable on-the-go products). In 2017, we expect the POP line of products to be carried by all our major retail partners.

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

  Product Development and Design

        Innovation drives our product development, a critical element of our strategy. We strive to produce proprietary products that offer distinctive benefits, are visually appealing, and provide safe, thoughtful solutions to the consumer. Our retail customers are strategically motivated to buy innovative products to provide differentiation from their competitors.

        We design the majority of our products at our Rhode Island headquarters, leveraging our internal product development teams. We also have development efforts in our China and United Kingdom offices. In addition to new product development, we continuously look for ways to improve upon existing products based on consumer insights, with a strong focus on the end-user experience and product safety.

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

Suppliers and Manufacturing

        The majority of our products are manufactured in Asia (primarily China). We also use several manufacturers in the United States for certain injection-molded products, including bath tubs, potty seats and booster seats, which together accounted for approximately 17% of our annual sales in fiscal 2016.

        We are not dependent on any one supplier as we use many different manufacturers and own the tooling and molds used for our products. Our Hong Kong subsidiary provides us with an Asian sourcing presence and the ability to oversee quality, electronic engineering and other issues that may arise during production. Generally, we buy finished goods from manufacturers, and thus do not directly procure raw materials for product manufacturing. Historically, we have not experienced any significant disruption of supply as a result of raw material shortages or other manufacturing factors, but there is the possibility that shortages could occur in the future based on a variety of factors beyond our control.

        Asian-made goods are shipped on the water to our warehouses, which typically takes four weeks. We also utilize a direct import program, to reduce costs and shipping time to certain customers. We maintain inventory in warehouses located in the United States, Canada, United Kingdom and Australia. Most of our customers pick up their goods at our warehouses. We also deliver shipments direct to customers for sales from our own website and our consumer replacements program as well as for other smaller retail partners that request such arrangements.

Sales and Marketing

        Our products are largely marketed and sold through our own direct global sales force. Our e-commerce sales have continued to grow year over year, which is consistent with increased online shopping by consumers. We have also established a strong network of independent manufacturers' representatives and distributors to provide sales and customer service support for the remaining portion of North American and international sales.

        Sales are recognized upon transfer of title to our customers and are made utilizing standard credit terms of 30 to 60 days. We generally accept returns only for defective merchandise.

        Marketing, promotion and consumer engagement are key elements in the juvenile products industry. Historically, a significant percentage of our promotional spending has been structured in coordination with our large retail partners. In fiscal 2017, we expect to focus our marketing efforts on building brand awareness, promoting our best selling products and key product launches, engaging with consumers across multiple media channels, and supporting our retail partners to establish brand presence both in store and online. We will invest in our brands with advertising campaigns, consumer engagements programs, and we will launch our new consumer ecommerce website. Overall, we are strategically positioning ourselves for enhanced future growth via brand awareness and brand affinity.

        Customer service is a critical component of our marketing strategy. We maintain an internal customer service department that responds to customer inquiries, investigates and resolves issues, and is available to assist customers and consumers during business hours.

Competition

        The juvenile product industry has many participants, none of which has dominant market share, though certain companies may have disproportionate strength in specific product categories. We compete with a number of different companies in a variety of categories, although there is no single company that competes with us across all of our product categories. Our largest direct competitors are Motorola® (a licensed brand of Binatone Communications Group), Munchkin®, GB® (Goodbaby International Holdings, Ltd.), Graco® (a subsidiary of Newell Rubbermaid), Chicco®, Fisher-Price® (a subsidiary of Mattel, Inc.), and Aden & Anais®

        The primary method of competition in the industry consists of brand positioning, product innovation, quality, price, and timely distribution. Our competitive strengths include our ability to develop innovative new products, speed to market, our relationships with major retailers, and the quality and pricing of our products.

Intellectual Property

        We rely on a combination of patents, licenses and trade secrets to protect our intellectual property. Our current patents include various design features related to safety gates, bouncers, and bathers, with several other patents under review by the United States Patent and Trademark Office (USPTO). These patents expire at various times during the next 20 years. We also have license agreements in place related to the use of patented technology owned by third parties in certain of our products. In certain circumstances, we will partner with third parties to develop proprietary products.

Customers

        Sales to the Company's top seven customers together comprised more than 75% of our sales in fiscal 2016 and 73% of our sales in fiscal 2015. Of these customers, four generated more than 10% of sales for fiscal 2016: Babies R Us/Toys R Us (20%), Amazon.com (20%), Walmart (15%), and Target (11%). In fiscal 2015, four customers generated more than 10% of sales: Babies R Us/Toys R Us (23%), Walmart (14%), Amazon.com (14%) and Target (12%).

        We have no long-term contracts with these customers, and as a result, our success depends heavily on our customers' willingness to purchase and provide shelf space for our products.

Seasonality

        We do not experience significant variations in seasonal demand for our products. However, we expect to generate higher than average volumes for the initial shipment of new products which typically includes enough inventory to fill each store plus additional amounts to be kept at the customer's distribution center. The timing of these initial shipments varies by customer depending on when they finalize store layouts for the upcoming year and whether there are any mid-year product introductions.

Geographic Regions

        North America accounted for approximately 92% and 91% of our total net sales in fiscal 2016 and fiscal 2015, respectively. We maintain sales, marketing, and distribution offices in Canada and England, which services the United Kingdom and other parts of Europe. We also maintain a product development, engineering and quality assurance office in Hong Kong.

Regulatory Matters

        Each of our products is designed to comply with all applicable mandatory, voluntary and industry safety, labeling, and marketing standards. In the United States, these safety standards are promulgated by federal, state and independent agencies such as the US Consumer Product Safety Commission, ASTM, the Juvenile Products Manufacturers Association, the Federal Communications Commission, the Food and Drug Administration, the Federal Trade Commission, and various states Attorney General and state regulatory agencies. All of our products are independently tested by third party laboratories accredited by the Consumer Product Safety Commission, to verify compliance to applicable safety standards. A similar approach is used to design and test products sold internationally.

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

Employees

        As of December 31, 2016, we had 209 employees, 202 who were full time employees, and 108 of whom work in our headquarters.

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

The concentration of our business with certain retail customers means that economic difficulties or changes in the purchasing policies of these customers could have a significant impact on our business and operating results.

        In fiscal 2016, sales to Babies R Us/Toys R Us, Amazon.com, Wal-Mart and Target accounted for 66% of our total sales. We do not have long-term commitments or contracts with any of our retail customers, and retailers make purchases by delivering one-time purchase orders. As such, any customer could periodically renegotiate the terms of our business relationship at any time, which might include reducing overall purchases of our products, altering pricing, reducing the number and variety of our products carried and the shelf space allotted for our products, and reducing cooperative advertising or promotion support. Because of the current concentration of our business with these retail customers, a change in our relationship with any of these customers could adversely affect our results of operations and financial condition. Furthermore, the bankruptcy or other lack of success of one or more of our significant retail customers could negatively impact our revenues and profitability.

Liquidity problems or bankruptcy of our key retail customers could have a significant adverse effect on our business, financial condition, and results of operations.

        The sales we make to customers are typically made on credit without collateral. There is a risk that key customers will not pay or that payment may be delayed, because of bankruptcy, contraction of credit availability to such customers, weak retail sales, or other factors beyond our control, which could increase our exposure to losses from bad debts. In addition, if key customers were to cease doing business as a result of bankruptcy, or significantly reduce the number of stores operated, it could have a significant adverse effect on our business, financial condition, and results of operations.

Our ability to grow and compete will be harmed if we do not successfully satisfy consumer preferences, enhance existing products, develop and introduce new products, successfully market and achieve acceptance of those products.

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

        Our ability to maintain and increase our current market share will depend upon our ability to anticipate changes in consumer preferences and satisfy these preferences, enhance existing products, develop and introduce new products, grow existing distribution channels and seek additional distribution channels for these products, successfully market the products and, ultimately, achieve consumer acceptance of these products. A failure to achieve market acceptance of our products would harm our ability to grow our business.

An inability to develop and introduce planned new products or product lines in a timely and cost-effective manner may damage our business.

        In developing new products and product lines, we have anticipated dates for the associated product introductions. When we state that we will introduce, or anticipate introducing, a particular product or product line at a certain time in the future, those expectations are based on completing the associated development, implementation, marketing work, and manufacturing in accordance with our currently anticipated development schedule. The risk is also heightened by the sophistication of certain products we are designing, in terms of combining digital and analog technologies, utilizing digital media to a greater degree, and providing greater innovation and product differentiation. Unforeseen delays or difficulties in the development process, significant increases in the planned cost of development, changes in anticipated consumer demand for our products, and delays in the manufacturing process may cause the introduction date for products to be later than anticipated or, in some situations, may cause a product introduction to be discontinued. If we are unable to manufacture, source and ship new products in a timely manner and on a cost effective basis to meet constantly changing customer demand, it could have a adverse effect on our business and operating results.

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

        We are subject to financial covenants under our credit facility agreement, including fixed charge coverage ratio and certain quarterly leverage. Any significant deviation in actual results from our expected results of operations, or in the timing of material expenditures from current estimates, any significant business or product acquisitions, or other significant unanticipated expenses could result in us not meeting these financial covenants. If we are unable to generate sufficient available cash flow to service our outstanding debt, then we would need to seek an amendment to our credit facility agreement or refinance such debt or face default. In such circumstances, our lenders could declare a default, which would have a material adverse effect on our financial condition and results of operations. If access to our credit facility is limited or terminated, our liquidity would be constrained, affecting our operations and growth prospects, and we would need to seek additional equity or debt financing. There is no assurance that such financing would be available on acceptable terms or at all. Furthermore, any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants that could impede our ability to effectively operate and grow our business in the future.

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

Because we rely on foreign suppliers and we sell and expect to expand in foreign markets, we are subject to numerous risks associated with international business that could increase our costs or disrupt the supply of our products, resulting in a negative impact on our business and financial condition.

        While the majority of our sales continue to be in North America, we operate facilities and sell products in countries outside the United States and expect to grow our international presence. Additionally, as we discuss below, we utilize third-party suppliers and manufacturers located in Asia to produce a majority of our products. These sales and manufacturing operations, including operations in emerging markets that we have entered, may enter, or may increase our presence in, are subject to the risks associated with international operations, including:

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

  •
  compliance with anti-bribery and anti-corruption regulations;

  •
  untimely shipping of product and unloading of product through West Coast ports, as well as untimely truck delivery to our warehouses;

  •
  complications in complying with the laws and policies of the United States affecting the importation of goods, including duties, quotas, and taxes;

  •
  limitations on repatriation of foreign earnings; and

  •
  complications in complying with foreign tax laws.

        Recent uncertainty with respect to potential changes to the U.S. tax, tariff, and import/export regulations may have a negative effect on our results of operations. In particular, proposals have been made to reform the tax code in ways that could increase the amount of tax paid on imported goods. In addition, the recent presidential and congressional elections have created significant uncertainty about the future relationship between the United States and China, including with respect to trade policies, treaties, government regulations, and tariffs, all of which could greatly increase the cost of Chinese imports. Due to our significant manufacturing presence in China, from which we import a majority of our products, the occurrence of such tax reforms or trade restrictions could significantly impact our business in an adverse manner.

        As a result of our international operations, we are subject to the U.S. Foreign Corrupt Practices Act and similar foreign anti-corruption and anti-bribery laws. Recent years have seen a substantial increase in the global enforcement of anti-corruption laws, with more frequent voluntary self-disclosures by companies, aggressive investigations and enforcement proceedings by both the U.S. Department of Justice and the SEC resulting in record fines and penalties, increased enforcement activity by non-U.S. regulators, and increases in criminal and civil proceedings brought against companies and individuals. Complying with these regulations imposes costs on us which can reduce our profitability and our failure to successfully comply with any such legal requirements could subject us to monetary liabilities and other sanctions that could further harm our business and financial condition.

        Also, because we generate some of our revenue outside the United States but report our financial results in U.S. dollars, our financial results are impacted by fluctuations in foreign currency exchange rates. If the U.S. dollar is strong against foreign currencies, our translation of foreign currency denominated revenue or expense could result in lower U.S. dollar denominated net revenue and expense.

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

Earthquakes or other catastrophic events out of our control may damage our primary distribution facility and harm our results of operations.

        Our primary distribution facility is located in Riverside, California, near major earthquake faults. A catastrophic event, such as an earthquake, flood, fire, or other natural or manmade disaster, could impact operations at this facility and impair distribution of our products, damage inventory, interrupt critical functions, or otherwise affect our business negatively, harming our results of operations.

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

As a manufacturer of consumer products, we are subject to various government regulations and may be subject to additional regulations in the future, violation of which could subject us to sanctions or otherwise harm our business. In addition, we could be the subject of future product liability suits, product recalls, and other claims relating to the use of our products, which could harm our business.

        Because we produce infant and juvenile health, safety and wellness consumer products, we are subject to significant government regulation and face product liability risks relating to consumer use of our products. We must comply with a variety of state and federal product safety and product testing regulations. In particular, our products are subject to the Consumer Product Safety Act, the Federal Hazardous Substances Act ("FHSA") and the Consumer Product Safety Improvement Act ("CPSIA"), which empower the Consumer Product Safety Commission (the "CPSC"), to take action against hazards presented by consumer products. With expanded authority under the CPSIA, the CPSC has and continues to adopt new regulations for safety and products testing that apply to our products. These new regulations have or likely will significantly increase the regulatory requirements governing the manufacture and sale of children's products and increase the potential penalties for noncompliance with applicable regulations. The CPSC has the authority to exclude from the market and recall certain consumer products that are found to be potentially hazardous. Consumer product safety laws also exist in some states and cities within the United States and in Canada and Europe, as well as certain other countries. If we fail to comply with these laws and regulations, or if we face product liability claims, we may be subject to damage awards or settlement costs that exceed any available insurance coverage and we may incur significant costs in complying with recall requirements.

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

        A portion of our assets are intangible, which are reviewed on an annual basis and whenever events and changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying value of these assets exceeds the current fair value, the asset is considered impaired and is reduced to fair value, resulting in a non-cash charge to earnings during the period in which any impairment is determined. If we make changes in our business strategy, our future operating performance was to fall significantly below forecast levels or if external conditions adversely affect our business operations, we may be required to record an impairment charge for intangibles, which would lead to decreased assets and reduced net operating results and net worth. As discussed in Management's Discussion and Analysis of Financial Condition and Result of Operations below, we recorded an impairment charge for certain indefinite-lived intangible assets in the fourth quarter of 2016. We cannot accurately predict the amount and timing of any future impairment of assets.

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

        The market price of our common stock has been, and is likely to continue to be, volatile. When we or our competitors announce new products, experience quarterly fluctuations in operating results, announce strategic relationships, acquisitions or dispositions, change earnings estimates, publish financial results or other material news, our stock price is often affected. The volatility of our stock price may be accentuated during periods of low volume trading, which may require a stockholder wishing to sell a large number of shares to do so in increments over time to mitigate any adverse impact of the sales on the market price of our stock.

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

        Our common stock is traded on the Nasdaq Capital Market under the symbol "SUMR".

        The high and low sales prices for our common stock as reported on the Nasdaq Capital Market for the periods indicated below were as follows:

	High	Low
Fiscal Year Ended January 2, 2016
First Quarter	$3.51	$2.51
Second Quarter	$3.24	$2.00
Third Quarter	$2.36	$1.20
Fourth Quarter	$2.25	$1.56
Fiscal Year Ended December 31, 2016
First Quarter	$2.25	$1.43
Second Quarter	$1.95	$1.22
Third Quarter	$2.44	$1.61
Fourth Quarter	$2.32	$1.65

Holders of Common Stock

        As of February 20, 2017, there were 34 holders of record of our common stock. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of record holders.

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

Overview

        We are a premier infant and juvenile products company originally founded in 1985 and have publicly traded on the Nasdaq Stock Market since 2007 under the symbol "SUMR." We are a leader in product innovation in the juvenile industry, providing mothers and caregivers a full range of high quality, high value products to care for babies and toddlers. We seek to improve the quality of life of both caregivers and babies through our product offerings, while at the same time maximizing shareholder value over the long term.

        We operate in one principal industry segment across geographically diverse marketplaces, selling our products globally to large, national retailers as well as independent retailers, and on our partner's websites and our own summerinfant.com website. In North America, our customers include Babies R Us, Amazon.com, Wal-Mart, Target, Buy Buy Baby, Home Depot, and Lowe's. Our largest European-based customers are Argos, Amazon, Toys R Us, and Mothercare. We also sell through international distributors, representatives, and to select international retail customers in geographic locations where we do not have a direct sales presence.

        We estimate the size of the juvenile products market to be $25 billion worldwide, with consumers focusing on quality, safety, innovation, and style. We believe we are positioned to capitalize on positive market trends in the juvenile products industry, including a predicted increase in U.S. birth rates over the next several years.

        In fiscal 2016, we continued to focus on our core product offerings, phasing out less profitable categories, and improving our balance sheet and working capital positions. Sales for the year ended December 31, 2016 ("fiscal 2016") decreased 5.6% compared to the year ended January 2, 2016 ("fiscal 2015") due predominantly to the phasing out of less profitable categories, unfavorable foreign exchange rates and lower than expected sales of certain products. While gross profit declined 0.3% in fiscal 2016 as compared to fiscal 2015, our gross margin improved by 170 basis points.

        General and administrative expenses decreased 10.5% in fiscal 2016 due to the full year impact of cost reduction actions implemented in the latter half of fiscal 2015 and a reduction in litigation costs. In December 2016 we settled the litigation (see Note 10 to the Consolidated Financial Statements) and therefore expect no material legal costs in 2017 related to the litigation.

        As discussed further below, following our annual intangible asset impairment analysis, we determined that the estimated fair value of an indefinite lived asset was lower than its carrying value, and we recorded a non-cash impairment charge of $2,993 in the fourth quarter of fiscal 2016. In addition, we deemed the remaining value of the indefinite lived asset to have a finite life subject to amortization over its remaining useful life of fifteen years. As a result, our earnings per share for fiscal 2016 were negatively impacted by $0.12. However, the impairment charge had no impact on our day-to-day operations or liquidity and will not result in any future cash expenditures.

        Primarily as a result of the impairment charge, the litigation costs, and lower than expected sales in fiscal 2016, we ended fiscal 2016 with a net loss of $0.23 per share as compared to a net loss of $0.47 per share in fiscal 2015.

        In 2017, we expect to continue to focus on our core categories with innovative product offerings, strengthening margins and, if necessary, phasing out less profitable products. With the settlement of our litigation in December 2016, litigation costs are expected to be immaterial in 2017 with improved bottom line performance. As a result, we expect to continue to strengthen our balance sheet and our working capital results.

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

        We recognize interest and penalties, if any, related to uncertain tax positions in interest expense. Interest and penalties related to uncertain tax positions were accrued at December 31, 2016. All audit adjustments have been recorded without significant impact on our results of operations. On a global basis, the open tax years subject to examination by major taxing jurisdictions in which we operate is between two to six years.

Results of Operations

        The following table presents selected condensed consolidated financial information for our Company for the fiscal years ended December 31, 2016 ("fiscal 2016") and January 2, 2016 ("fiscal 2015").

	Year ended December 31, 2016		Year Ended January 2, 2016
Net sales	$194,328	100.0%	$205,804	100.0%
Cost of goods sold	132,577	68.2%	143,854	69.9%

Gross profit	61,751	31.8%	61,950	30.1%
General and administrative expenses	41,292	21.2%	46,132	22.4%
Selling expenses	15,269	7.9%	17,780	8.6%
Depreciation and amortization	5,011	2.6%	6,780	3.3%
Impairment of intangible assets	2,993	1.5%	—	0.0%

(Loss) from operations	(2,814)	(1.4)%	(8,742)	(4.2)%
Interest expense, net	2,682	1.4%	3,333	1.6%
(Benefit) for income taxes	(1,174)	0.6%	(3,424)	1.7%

Net loss	$(4,322)	(2.2)%	$(8,651)	(4.2)%

Fiscal 2016 Compared with Fiscal 2015

        Net sales decreased 5.6% from $205,804 for fiscal 2015 to $194,328 for fiscal 2016. Fiscal 2015 included $8,265 of sales related to our bank-approved inventory reduction plan and our furniture product line exit. Fiscal 2016 included $2,054 of unfavorable foreign exchange on a constant currency basis primarily due to the decline in the value of the British pound. The year-over-year net sales decrease was also attributable to lower sales of BornFree® Breeze™ bottles and certain Summer® monitors partially offset by increased safety and gear product sales.

        Cost of goods sold includes the cost of the finished product from suppliers, duties on certain imported items, freight-in from suppliers, and miscellaneous charges. The components of cost of goods sold remained substantially the same for fiscal 2016 as compared to fiscal 2015.

        Gross profit declined 0.3% from $61,950 for fiscal 2015 to $61,751 for fiscal 2016, however, gross margin increased from 30.1% for fiscal 2015 to 31.8% for fiscal 2016. Fiscal 2015 included $1,937 in losses on the sale of inventory below cost relating to our bank-approved inventory reduction plan, $949 of inventory charges taken as we completed our exit of the furniture category, and $690 in temporary additional costs due to inventory mix changes in our west coast distribution center. Fiscal 2016 included $933 of unfavorable foreign exchange on a constant currency basis primarily due to the decline in the value of the British pound, $891 in cost overages relating to the introduction of our BornFree® Breeze™ bottle, and $275 in temporary additional costs due to inventory mix changes in our west coast distribution center.

        General and administrative expenses decreased 10.5% from $46,132 for fiscal 2015 to $41,292 for fiscal 2016 and as a percent of sales from 22.4% for fiscal 2015 to 21.2% for fiscal 2016. The decline in general and administrative expenses was attributable to cost reduction actions implemented in the latter half of fiscal 2015 combined with a reduction in litigation costs that declined to $2,397 for fiscal 2016 as compared to $6,645 for fiscal 2015. In December 2016, we settled the litigation and therefore do not expect to incur any material legal costs in 2017 related to the litigation.

        Selling expenses decreased by 14.1% from $17,780 for fiscal 2015 to $15,269 for fiscal 2016 and as a percent of sales from 8.6% for fiscal 2015 to 7.9% for fiscal 2016. This decrease in selling expense was primarily attributable to lower sales volume as well as lower cooperative advertisement costs and lower freight out costs due to customer mix.

        Depreciation and amortization decreased 26.1% from $6,780 in fiscal 2015 to $5,011 for fiscal 2016. Fiscal 2015 included $1,532 of accelerated amortization due to the shortened estimated useful life on older technology as we move to our next generation of technology that is being developed in certain product lines. Fiscal 2016 included $341 of accelerated depreciation due to the shortened estimated useful life on some next generation technology that was discontinued.

        In the fourth quarter of 2016, we undertook our annual intangible asset impairment analysis and engaged a third party to assist management in valuing our infinite lived intangible assets recorded on our balance sheet. Management determined that the estimated fair value of that indefinite lived asset was lower than its carrying value, and we recorded a non-cash impairment charge of $2,993 in the fourth quarter of fiscal 2016. In addition, management deemed the remaining value of the indefinite lived asset to have a finite life subject to amortization over its remaining useful life estimated to be 15 years. While the charge affected our financial condition and results of operations for fiscal 2016, it had no impact on our day-to-day operations or liquidity and will not result in any future cash expenditures. No impairment existed for the fiscal year ended January 2, 2016.

        Interest expense decreased 19.5% from $3,333 in fiscal 2015 to $2,682 for fiscal 2016. Interest expense for fiscal 2015 included a write off of $685 for past unamortized financing fees and termination fees in connection with the refinancing of our credit facility in April 2015.

        For fiscal 2016, we recorded a $1,174 tax benefit on $5,496 of pretax loss for the period. The 21.4% tax rate for fiscal 2016 included the effects of $471 of non-deductible tooling depreciation, $270 of expiring charitable donation carryforwards, and $299 related to the impairment charge. For fiscal 2015, we recorded a $3,424 tax benefit on $12,075 of pretax loss for the period. The 28.4% tax rate for fiscal 2015 included the effect of $150 of reinstated research and development tax credits, a $327 charge for uncertain tax positions, and a $342 valuation reserve established on foreign tax depreciation and related assets.

Liquidity and Capital Resources

        We fund our operations and working capital needs through cash generated from operations and borrowings under our credit facilities.

Cash Flows

        In our typical operational cash flow cycle, inventory is purchased to meet expected demand plus a safety stock. The majority of our inventory is sourced from Asia which takes approximately three to four weeks to arrive at the various distribution points we maintain in the United States, Canada and the United Kingdom. Payment terms for these vendors are approximately 60-90 days from the date the product ships from Asia, therefore we are generally paying for the product a short time after it is physically received in the United States. In turn, sales to customers generally have payment terms of 30 to 60 days, resulting in an accounts receivable and increasing the amount of cash required to fund working capital. To bridge the gap between paying our suppliers and receiving payment from our customers for goods sold, we rely on our credit facilities.

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

        For fiscal 2016, net cash provided by operating activities was approximately $8,788 and was generated primarily from improved operating performance as well as lower accounts receivable due to a combination of lower sales and improved collections. For fiscal 2015 net cash provided by operating activities totaled $9,339 and was primarily attributable to improved inventory turns and more favorable payment terms from our suppliers.

        For fiscal 2016, net cash used in investing activities was approximately $2,266. For fiscal 2015, net cash used in investing activities was $3,505. The use of cash in investing activities was primarily attributable to tooling and mold expenditures related to new product introductions.

        For fiscal 2016, net cash used in financing activities was approximately $6,548, reflecting repayments on our credit facility. For fiscal 2015, net cash used in financing activities was approximately $5,116, reflecting repayments on our credit facility.

        Based primarily on the above factors, net cash increased for fiscal 2016 by $76, resulting in a cash balance of approximately $999 at fiscal year end.

        The following table summarizes our significant contractual commitments at fiscal 2016 year end:

		Payment Due by Fiscal Period
Contractual Obligations	Total	2017	2018	2019	2020	2021 and beyond
Revolving Facility	$36,182	—	—	—	$36,182	—
FILO Facility	3,750	$2,500	$1,250	—	—	—
Term Loan Facility	7,000	2,000	2,000	$2,000	1,000	—
Estimated future interest payments on Revolving Facility	3,629	1,170	1,102	1,035	322	—
Estimated future interest payments on FILO Facility	149	119	30	—	—	—
Estimated future interest payments on Term Loan Facility	594	285	190	95	24	—
Operating leases	10,631	2,415	2,215	2,140	2,185	$1,676
Sale-leaseback lease	536	429	107	—	—	—

Total contractual cash obligations	$62,471	$8,918	$6,894	$5,270	$39,713	$1,676

        Estimated future interest payments on our Revolving Facility, FILO Facility, and Term Loan Facility are based upon the interest rates in effect at December 31, 2016.

Capital Resources

        In addition to operating cash flow, we also rely on our existing asset-based revolving credit facility with Bank of America, N.A. to meet our financing requirements, which is subject to changes in our inventory and account receivable levels. We regularly evaluate market conditions, our liquidity profile, and various financing alternatives for opportunities to enhance our capital structure. If market conditions are favorable, we may refinance our existing debt or issue debt or equity securities. Based on past performance and current expectations, we believe that our anticipated cash flow from operations and availability under our existing credit facility are sufficient to fund our working capital, capital expenditures and debt service requirements for at least the next 12 months.

        However, if we are unable to meet our current financial forecast, do not adequately control expenses, and cannot raise additional funds or adjust our operations accordingly, we may not remain in compliance with the financial covenants required under our revolving credit facility. Unforeseen circumstances, such as softness in the retail industry or deterioration in the business of a significant customer, could create a situation where we cannot access all of our available lines of credit due to insufficient asset availability or an inability to meet the financial covenants as required under our credit facility. There is no assurance that we will meet all of our financial or other covenants in the future, or that our lenders will grant waivers if there are covenant violations. In addition, should we need to raise additional funds through debt or equity financings, any sale of debt or equity securities may cause dilution to existing stockholders. If sufficient funds are not available or are not available on acceptable terms, our ability to address any unexpected changes in our operations could be limited. Furthermore, there can be no assurance that we will be able to raise such funds if and when they are required. Failure to obtain future funding when needed or on acceptable terms could materially adversely affect our results of operations.

Credit Facilities

        We and our wholly owned subsidiary, Summer Infant (USA), Inc., are parties to an amended and restated loan and security agreement with Bank of America, N.A., as agent, providing for an asset-based credit facility (as amended in December 2015 and May 2016, the "Credit Facility").

        The Credit Facility consists of a $60,000 asset-based revolving credit facility, with a $10,000 letter of credit sub-line facility (the "Revolving Facility"), a $5,000 "first in last out" (FILO) revolving credit facility (the "FILO Facility") and a $10,000 term loan facility (the "Term Loan Facility"). Pursuant to an accordion feature, the Credit Facility includes the ability to increase the Revolving Facility by an additional $15,000 upon the Company's request and the agreement of the lenders participating in the increase. The total borrowing capacity under the Revolving Facility is based on a borrowing base, generally defined as 85% of the value of eligible accounts plus the lesser of (i) 70% of the value of eligible inventory or (ii) 85% of the net orderly liquidation value of eligible inventory, less reserves. The total borrowing capacity under the FILO Facility is based on a borrowing base, generally defined as a specified percentage of the value of eligible accounts that steps down over time, plus a specified percentage of the value of eligible inventory that steps down over time. For additional information on the Credit Facility, please see Note 4 to our consolidated financial statements included in this Annual Report on Form 10-K.

        As of December 31, 2016, the rate for base-rate loans was 4.75% and rate for LIBOR-rate loans was 3.375%. The amount outstanding on the Revolving Facility at December 31, 2016 was $36,182. Total borrowing capacity under the Revolving Facility at December 31, 2016 was $47,196 and borrowing availability was $11,014. The amounts outstanding on the Term Loan Facility and FILO Facility at December 31, 2016 were $7,000 and $3,750, respectively.

        We were in compliance with the financial covenants under the Credit Facility as of December 31, 2016.

        Subsequent to fiscal year end, on February 17, 2017, the Company amended the Credit Facility to provide additional flexibility under its covenant requirements to the Company during fiscal 2017. See Item 9B. Other Information below for additional information regarding the amendment.

Off-Balance Sheet Arrangements

        We did not have any off-balance sheet arrangements during the year ended December 31, 2016 or the year ended January 2, 2016.

Recently Issued Accounting Pronouncements

        In May 2014, the FASB issued new accounting guidance related to revenue recognition. This guidance was originally proposed to be effective for reporting periods beginning after December 15, 2016, however in July 2015, the FASB approved the delay in this guidance until reporting periods beginning after December 15, 2017. We are still finalizing the analysis to quantify the adoption impact of the provisions of the new standard, but we do not currently expect it to have a material impact on our consolidated financial position or results of operations. Based on the evaluation of our current contracts and revenue streams, most will be recorded consistently under both the current and new standard. The FASB has issued, and may issue in the future, interpretive guidance which may cause our evaluation to change. We believe we are following an appropriate timeline to allow for proper recognition, presentation and disclosure upon adoption effective the beginning of fiscal year 2018.

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

        In July 2015, the FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory." This guidance requires inventory within the scope of ASU 2015-11 to be measured at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This guidance is effective for fiscal years beginning after December 15, 2016. The Company has evaluated the impact this guidance will have on its consolidated financial statements and expects the impact to be immaterial.

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

        In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," ("ASU 2016-02"). ASU 2016-02 requires lessees to recognize assets and liabilities on the balance sheet for leases with lease terms greater than twelve months and disclose key information about leasing arrangements. The effective date will be the first quarter of fiscal year 2019, with early adoption permitted. The Company is evaluating the impact that adoption of this new standard will have on its consolidated financial statements.

        In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (A Consensus of the FASB Emerging Issues Task Force). In an effort to reduce diversity in practice, ASU 2016-15 provides solutions for eight specific statement of cash flow classification issues. The ASU is effective for public companies beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company has evaluated the impact this guidance will have on its consolidated financial statements and expects the impact to be immaterial.

        Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Special Note Regarding Forward Looking Statements

        This report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements concern management's current assumptions, estimates, beliefs, plans, strategies and expectations and anticipated events or trends and similar expressions concerning matters that are not historical facts. Such forward-looking information may be identified by terms such as "expect," "anticipate," "believe," "outlook," "may," "estimate," "should," "predict" and similar terms or variations thereof, and includes statements regarding the effectiveness of our strategy to promote future growth and profitability, the strength of our customer and supplier relationships, expected litigation costs in 2017, improved bottom line performance in 2017, our liquidity for the next 12 months, and expected trends and product offerings in 2017. These statements are based on a series of expectations, assumptions, estimates and projections about our Company, are not guarantees of future results or performance, and involve significant risks, uncertainties and other factors, including assumptions and projections, for all forward periods. Our actual results may differ materially from any future results expressed or implied by such forward-looking statements. Such factors include, among others, the following:

  •
  the concentration of our business with a small number of retail customers;

  •
  liquidity problems or bankruptcy of any key retail customers;

  •
  our ability to compete by introducing new products or enhancing existing products that satisfy consumer preferences;

  •
  our ability to develop new products in a timely and cost-efficient manner;

  •
  our ability to manage inventory levels and meet customer demand;

  •
  our ability to comply with financial and other covenants in our credit facility;

  •
  our ability to effectively compete in the juvenile product market;

  •
  our reliance on foreign suppliers and potential disruption in foreign markets in which we operate;

  •
  exchange rate and foreign currency devaluations;

  •
  increases in the cost of raw materials used to manufacture our products;

  •
  earthquakes or other catastrophic events that may damage our properties or disrupt our operations;

  •
  our ability to protect our intellectual property;

  •
  compliance with safety and testing regulations for our products;

  •
  product liability claims arising from use of our products;

  •
  our dependence on key personnel;

  •
  unanticipated tax liabilities;

  •
  an impairment of other intangible assets; and

  •
  any failure, inadequacy or interruption of our information technology systems that may disrupt our operations.

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

        None.

Item 9A.    Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures

        As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2016. Our principal executive officer and principal financial officer have concluded, based on their evaluation, that our disclosure controls and procedures were effective as of December 31, 2016.

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

        Management of the Company conducted an evaluation of the effectiveness, as of December 31, 2016, of the Company's internal control over financial reporting and based on its evaluation under the COSO Framework, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2016.

(c)
Changes in Internal Control Over Financial Reporting

        There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        On February 17, 2017, the Company and its subsidiaries, Summer Infant (USA), Inc., Summer Infant Canada, Limited and Summer Infant Europe Limited, entered into an amendment and waiver (the "Loan Amendment") to its Credit Facility with Bank of America, N.A., as agent, and the lenders under the Credit Facility. Pursuant to the Loan Amendment, the lenders agreed to waive the existing delivery date by which the Company must deliver projections for the 2017 fiscal year, and extended the date to March 1, 2017. In addition, the Loan Amendment amended certain provisions of the Credit Facility to provide additional flexibility to the Company during fiscal 2017, including:

  •
  amending the definitions of "Availability," "Availability Reserve" and "Eligible Account";

  •
  amending the definition of EBITDA with respect to bonus payments and certain fees and expenses that can be added back to the calculation of EBITDA; and

  •
  amending the definition of "Fixed Charges" and revised the maximum leverage ratio financial covenant to be maintained as of the end of each fiscal quarter.

        The foregoing summary of the Loan Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Loan Amendment, a copy of which is filed herewith as Exhibit 10.14 and is incorporated herein by reference.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information relating to directors and director nominees of the Company is set forth in our definitive Proxy Statement to be filed with the SEC in connection with our 2017 Annual Meeting of Stockholders (the "2017 Proxy Statement") and is incorporated herein by reference.

        The information relating to the Company's executive officers and Section 16(a) beneficial ownership reporting compliance is set forth in the 2017 Proxy Statement and is incorporated herein by reference.

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

        The information relating to the Company's Audit Committee and its designated audit committee financial expert is set forth in the 2017 Proxy Statement and is incorporated herein by reference.

        The information concerning procedures by which stockholders may recommend director nominees is set forth in the 2017 Proxy Statement and is incorporated herein by reference.

Item 11.    Executive Compensation

        The information relating to executive compensation is set forth in the 2017 Proxy Statement and is incorporated herein by reference, provided that the information under the caption "Compensation Committee Report" shall be deemed "furnished" and shall not be deemed "filed" with this report, not deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, except only as may be expressly set forth in any such filing by specific reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information relating to security ownership of management, certain beneficial owners, and the Company's equity plans is set forth in the 2017 Proxy Statement and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information relating to certain relationships and related party transactions and director independence is set forth in the 2017 Proxy Statement and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

        The information relating to the independent registered public accounting firm fees and services and the Company's pre-approval policies and procedures for audit and non-audit services provided by such accounting firm is set forth in the 2017 Proxy Statement and is incorporated herein by reference.

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 22nd day of February 2017.

SUMMER INFANT, INC.
By:	/s/ MARK MESSNER Mark Messner Chief Executive Officer (Principal Executive Officer)
By:	/s/ WILLIAM E. MOTE, JR. William E. Mote, Jr. Chief Financial Officer (Principal Financial and Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ MARK MESSNER Mark Messner	Chief Executive Officer (Principal Executive Officer)	February 22, 2017
/s/ WILLIAM E. MOTE, JR. William E. Mote, Jr.	Chief Financial Officer (Principal Financial and Accounting Officer)	February 22, 2017
/s/ ROBIN MARINO Robin Marino	Chairwoman of the Board	February 22, 2017
/s/ MARTIN FOGELMAN Martin Fogelman	Director	February 22, 2017
/s/ ALAN MUSTACCHI Alan Mustacchi	Director	February 22, 2017
/s/ ROBERT STEBENNE Robert Stebenne	Director	February 22, 2017
/s/ EVELYN D'AN Evelyn D'An	Director	February 22, 2017
/s/ STEPHEN ZELKOWICZ Stephen Zelkowicz	Director	February 22, 2017

Summer Infant, Inc. and Subsidiaries
Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Summer Infant, Inc.

        We have audited the accompanying consolidated balance sheets of Summer Infant, Inc. and Subsidiaries as of December 31, 2016 and January 2, 2016, and the related consolidated statements of operations, comprehensive loss, cash flows, and stockholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Summer Infant, Inc. and Subsidiaries as of December 31, 2016 and January 2, 2016, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ RSM US LLP

RSM US LLP
Boston, Massachusetts
February 22, 2017

Summer Infant, Inc. and Subsidiaries

Consolidated Balance Sheets

        Note that all amounts presented in the table below are in thousands of U.S. dollars, except share amounts and par value per share.

	December 31, 2016	January 2, 2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$999	$923
Trade receivables, net of allowance for doubtful accounts of $59 and $142 at December 31, 2016 and January 2, 2016, respectively	34,137	40,514
Inventory, net	36,140	36,846
Prepaids and other current assets	1,737	1,758

TOTAL CURRENT ASSETS	73,013	80,041
Property and equipment, net	9,965	12,007
Intangible assets, net	14,813	18,512
Deferred tax assets, noncurrent	3,848	2,483
Other assets	98	95

TOTAL ASSETS	$101,737	$113,138

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$30,684	$29,541
Accrued expenses	7,757	9,584
Current portion of long-term debt and capital leases	4,500	3,318

TOTAL CURRENT LIABILITIES	42,941	42,443
Long-term debt, less current portion and unamortized debt issuance costs	41,206	48,767
Other liabilities	2,770	2,962

TOTAL LIABILITIES	86,917	94,172
STOCKHOLDERS' EQUITY
Preferred Stock, $0.0001 par value, 1,000,000 authorized, none issued or outstanding at December 31, 2016 and January 2, 2016	—	—
Common Stock $0.0001 par value, authorized, issued and outstanding of 49,000,000, 18,778,266, and 18,506,617 at December 31, 2016 and 49,000,000, 18,639,407 and 18,367,758 at January 2, 2016, respectively	2	2
Treasury Stock at cost (271,649 shares at December 31, 2016 and January 2, 2016)	(1,283)	(1,283)
Additional paid-in capital	76,348	75,812
Accumulated deficit	(57,385)	(53,063)
Accumulated other comprehensive loss	(2,862)	(2,502)

TOTAL STOCKHOLDERS' EQUITY	14,820	18,966

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$101,737	$113,138

See notes to consolidated financial statements.

Summer Infant, Inc. and Subsidiaries

Consolidated Statements of Operations

        Note that all amounts presented in the table below are in thousands of U.S. dollars, except share and per share amounts.

	For the fiscal year ended
	December 31, 2016	January 2, 2016
Net sales	$194,328	$205,804
Cost of goods sold	132,577	143,854

Gross profit	61,751	61,950
General and administrative expenses	41,292	46,132
Selling expenses	15,269	17,780
Depreciation and amortization	5,011	6,780
Impairment of intangible assets	2,993	—

Operating loss	(2,814)	(8,742)
Interest expense, net	2,682	3,333

Loss before provision for income taxes	(5,496)	(12,075)
Benefit for income taxes	(1,174)	(3,424)

NET LOSS	$(4,322)	$(8,651)

Net loss per share BASIC and DILUTED	$(0.23)	$(0.47)
Weighted average shares outstanding BASIC and DILUTED	18,440,436	18,267,596

See notes to consolidated financial statements.

Summer Infant, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

        Note that all amounts presented in the table below are in thousands of U.S. dollars.

	For the fiscal year ended
	December 31, 2016	January 2, 2016
Net loss	$(4,322)	$(8,651)
Other comprehensive loss:
Foreign currency translation adjustments	(360)	(1,092)

Comprehensive loss	$(4,682)	$(9,743)

See notes to consolidated financial statements.

Summer Infant, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

        Note that all amounts presented in the table below are in thousands of U.S. dollars.

	For the fiscal year ended
	December 31, 2016	January 2, 2016
Cash flows from operating activities:
Net loss	$(4,322)	$(8,651)
Adjustments to reconcile net loss to net cash provided by operating activities:
Impairment of intangible assets	2,993	—
Depreciation and amortization	5,011	6,780
Stock-based compensation	482	865
Loss on asset disposal	37	42
Deferred income taxes	(1,384)	(3,685)
Changes in assets and liabilities, net of effects of acquisitions
Decrease (increase) in accounts receivable	6,151	(1,715)
Decrease in inventory	344	7,170
(Increase) decrease in prepaids and other current assets	(44)	250
Decrease (increase) in other assets	164	(342)
(Decrease) increase in accounts payable and accrued expenses	(644)	8,625

Net cash provided by operating activities	8,788	9,339

Cash flows from investing activities:
Acquisitions of property and equipment	(2,266)	(3,033)
Acquisitions of other intangible assets	—	(472)

Net cash used in investing activities	(2,266)	(3,505)

Cash flows from financing activities:
Proceeds from New Term Loan Facility	—	10,000
Proceeds from New FILO Facility	—	5,000
(Repayment) of Prior Term Loan	—	(12,500)
(Repayment) of New Term Loan Facility	(1,500)	(1,500)
(Repayment) of New FILO Facility	(1,250)	—
Net (repayments) borrowings on revolving facilities	(3,798)	(6,163)
Issuance of common stock upon exercise of stock options	—	47

Net cash used in financing activities	(6,548)	(5,116)

Effect of exchange rate changes on cash and cash equivalents	102	(1,067)

Net increase (decrease) in cash and cash equivalents	76	(349)
Cash and cash equivalents at beginning of year	923	1,272

Cash and cash equivalents at end of year	$999	$923

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$1,963	$2,318

Cash paid during the year for income taxes	$100	$158

See notes to consolidated financial statements.

Consolidated Statements of Stockholders' Equity

For the Fiscal Years Ended December 31, 2016 and January 2, 2016

        Note that all amounts presented in the table below are in thousands of U.S. dollars, except share and per share data.

	Common Stock
			Additional Paid in Capital	Treasury Stock	Retained Earnings	Accumulated Comprehensive Loss	Total Equity
	Shares	Amount
Balance at January 3, 2015	18,144,285	$2	$74,954	$(1,283)	$(44,412)	$(1,410)	$27,851

Issuance of common stock upon vesting of restricted shares	198,473
Issuance of common stock upon exercise of stock options	25,000	—	47				47
Stock-based compensation			811				811
Net loss for the year					(8,651)		(8,651)
Foreign currency translation adjustment						(1,092)	(1,092)

Balance at January 2, 2016	18,367,758	$2	$75,812	$(1,283)	$(53,063)	$(2,502)	$18,966

Issuance of common stock upon vesting of restricted shares	138,859		80				80
Stock-based compensation			456				456
Net loss for the year					(4,322)		(4,322)
Foreign currency translation adjustment						(360)	(360)

Balance at December 31, 2016	18,506,617	$2	$76,348	$(1,283)	$(57,385)	$(2,862)	$14,820

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

Fiscal Year

        The Company's fiscal year ends on the Saturday closest to December 31 of each calendar year. There were fifty two weeks in the fiscal years ended December 31, 2016 and January 2, 2016.

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

        For the year ended December 31, 2016, the Company determined that certain indefinite-lived intangible assets were impaired. For the year ended January 2, 2016, the Company determined that no impairment existed on its indefinite-lived intangible assets. See Note 3 for a discussion on the fiscal year 2016 impairment charge.

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

        The Company's financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable, accrued expenses, and short and long-term borrowings. Because of their short maturity, the carrying amounts of cash and cash equivalents, accounts and notes receivable, accounts payable, accrued expenses and short-term borrowings approximate fair value. The carrying value of long-term borrowings approximates fair value.

Non-recurring Fair Value Measurements

        The Company's assets measured at fair value on a nonrecurring basis include long-lived assets and intangible assets. The Company tests its long-lived assets for impairment at least annually and whenever

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

events or changes in circumstances indicate that the carrying value may not be recoverable or that the carrying value may exceed its fair value. The resulting fair value measurements are considered to be Level 3 inputs. During the fourth quarter of fiscal 2016, the Company determined that the estimated fair value of an indefinite lived asset was lower than its carrying value and the Company recorded a non-cash impairment charge of $2,993 which reduced the value of the intangible asset to approximately $915, as more fully described in "Note 3 to the Consolidated Financial Statements—Intangible Assets." The Company did not incur an impairment charge in fiscal 2015.

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

        The Company follows the applicable guidance relative to uncertain tax positions. This standard provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Uncertain tax positions must meet a recognition threshold of more-likely-than-not in order for those tax positions to be recognized in the financial statements.

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

Shipping Costs

        Shipping costs to customers are included in selling expenses and amounted to approximately $1,477 and $1,882 for the fiscal years ended December 31, 2016 and January 2, 2016, respectively.

Advertising Costs

        The Company charges advertising costs to selling expense as incurred. Advertising expense, which consists primarily of promotional and cooperative advertising allowances provided to customers, was approximately $12,863 and $14,743 for the fiscal years ended December 31, 2016 and January 2, 2016, respectively.

Segment Information

        Operating segments are identified as components of an enterprise about which separate, discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

views its operations and manages its business as one operating segment utilizing an omni-channel distribution strategy.

Net Loss Per Share

        Basic earnings per share is calculated by dividing net loss for the period by the weighted average number of common stock outstanding during the period.

        Diluted loss per share for the Company is computed by dividing net loss by the dilutive weighted average shares outstanding which includes: the dilutive impact (using the "treasury stock" method) of "in the money" stock options and unvested restricted shares issued to employees. Options to purchase 1,023,825 and 1,380,147 shares of the Company's common stock and 268,432 and 197,572 of restricted shares were not included in the calculation, due to the fact that these instruments were anti-dilutive for the fiscal years ended December 31, 2016 and January 2, 2016, respectively.

New Accounting Pronouncements

        In May 2014, the FASB issued new accounting guidance related to revenue recognition. This guidance was originally proposed to be effective for reporting periods beginning after December 15, 2016, however in July 2015, the FASB approved the delay in this guidance until reporting periods beginning after December 15, 2017. We are still finalizing the analysis to quantify the adoption impact of the provisions of the new standard, but we do not currently expect it to have a material impact on our consolidated financial position or results of operations. Based on the evaluation of our current contracts and revenue streams, most will be recorded consistently under both the current and new standard. The FASB has issued, and may issue in the future, interpretive guidance which may cause our evaluation to change. We believe we are following an appropriate timeline to allow for proper recognition, presentation and disclosure upon adoption effective the beginning of fiscal year 2018.

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

        In July 2015, the FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory." This guidance requires inventory within the scope of ASU 2015-11 to be measured at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This guidance is effective for fiscal years beginning after December 15, 2016. The Company has evaluated the impact this guidance will have on its consolidated financial statements and expects the impact to be immaterial.

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

        In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," ("ASU 2016-02"). ASU 2016-02 requires lessees to recognize assets and liabilities on the balance sheet for leases with lease terms greater than twelve months and disclose key information about leasing arrangements. The effective date will be the first quarter of fiscal year 2019, with early adoption permitted. The Company is evaluating the impact that adoption of this new standard will have on its consolidated financial statements.

        In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (A Consensus of the FASB Emerging Issues Task Force). In an effort to reduce diversity in practice, ASU 2016-15 provides solutions for eight specific statement of cash flow classification issues. The ASU is effective for public companies beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company has evaluated the impact this guidance will have on its consolidated financial statements and expects the impact to be immaterial.

        Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

2. PROPERTY AND EQUIPMENT

        Property and equipment, at cost, consisted of the following:

	For the fiscal year ended
	December 31, 2016	January 2, 2016	Depreciation/ Amortization Period
Computer-related	$3,861	$6,327	5 years
Tools, dies, prototypes, and molds	28,342	31,052	1 - 5 years
Building	4,156	4,156	30 years
Other	6,145	5,793	various

	42,504	47,328
Less: accumulated depreciation	32,539	35,321

Property and equipment, net	$9,965	$12,007

        Property and equipment included amounts acquired under capital leases of approximately $0 and $470 at December 31, 2016 and January 2, 2016, respectively, with related accumulated depreciation of approximately $0 and $257, respectively. Total depreciation expense was $4,304 and $4,142 for the fiscal years ended December 31, 2016 and January 2, 2016, respectively.

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INTANGIBLE ASSETS

        Intangible assets consisted of the following:

	For the fiscal year ended
	December 31, 2016	January 2, 2016
Brand names	$11,819	$14,812
Patents and licenses	3,766	3,766
Customer relationships	6,946	6,946
Other intangibles	1,882	1,882

	24,413	27,406
Less: accumulated amortization	(9,600)	(8,894)

Intangible assets, net	$14,813	$18,512

        The amortization period for the majority of the intangible assets ranges from 5 to 20 years for those assets that have an estimated life; certain assets have indefinite lives (certain brand names). Total of intangibles not subject to amortization amounted to $8,400 and $12,308 for the fiscal years ended December 31, 2016 and January 2, 2016, respectively.

        Amortization expense amounted to $707 and $2,638 for the fiscal years ended December 31, 2016 and January 2, 2016, respectively. In the fourth quarter of the year ended January 2, 2016, the Company recorded $1,532 of accelerated amortization due to the shortened estimated useful life on older technology as we moved to our next generation of technology that was being developed in our product lines.

        The Company undertook its annual indefinite-lived intangible asset impairment analysis and engaged a third party to assist management in valuing the infinite lived intangible assets recorded on the balance sheet in the fourth quarter of fiscal 2016. The Company determined that the estimated fair value of that indefinite lived asset was lower than its carrying value, and the Company recorded a non-cash impairment charge of $2,993 in fiscal 2016. In addition, the Company deemed the remaining value of the indefinite lived asset to have a finite life subject to amortization over its remaining useful life estimated to be 15 years. This was a change in estimate and the financial impact was zero as of December 31, 2016. The Company also considered whether other long-lived assets in the asset group were impaired and concluded that they were not. No impairment was recorded for the fiscal year ended January 2, 2016.

        Estimated amortization expense for the remaining indefinite-lived assets for the next five years is as follows:

Fiscal Year ending
2017	$767
2018	746
2019	738
2020	488
2021	488

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. DEBT

Credit Facilities

        In April 2015, the Company and its wholly owned subsidiary, Summer Infant (USA), Inc., entered into an amended and restated loan and security agreement with Bank of America, N.A., as agent, providing for an asset-based credit facility. The amended and restated Credit Facility replaced the Company's prior credit facility with Bank of America. The amended and restated credit facility was subsequently amended in December 2015 and May 2016 to (i) modify the interest rate under each of the Revolving Facility, FILO Facility and Term Loan Facility (each as defined below), (ii) modify the maximum leverage ratio financial covenant; (iii) amend the definition of EBITDA with respect to certain fees and expenses included within the definition; (iv) modify certain reporting requirements and (v) remove the occurrence of an event having a material adverse effect on the Company as an event of default (as amended, the "Credit Facility").

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

        All obligations under the Credit Facility are secured by substantially all of the Company's assets. In addition, Summer Infant Canada Limited and Summer Infant Europe Limited, subsidiaries of the Company, are guarantors under the Credit Facility. Proceeds from the loans were used to (i) repay the Company's then outstanding term loan, (ii) pay fees and transaction expenses associated with the closing of the Credit Facility, (iii) pay obligations under the Credit Facility, and (iv) pay for lawful corporate purposes, including working capital.

        Borrowings under the Revolving Facility bear interest, at the Company's option, at a base rate or at LIBOR, plus applicable margins based on average quarterly availability and ranging between 2.0% and 2.5% on LIBOR borrowings and 0.5% and 1.0% on base rate borrowings. Loans under the FILO Facility and Term Loan Facility will bear interest, at the Company's option, at a base rate or at LIBOR, plus a margin of 4.25% on LIBOR borrowings and 2.75% on base rate borrowings.

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

        As of December 31, 2016, the rate on base-rate loans was 4.75% and the rate on LIBOR-rate loans was 3.375%. The amount outstanding on the Revolving Facility at December 31, 2016 was $36,182. Total borrowing capacity under the Revolving Facility at December 31, 2016 was $47,196 and borrowing availability was $11,014. The amounts outstanding on the Term Loan Facility and FILO Facility at December 31, 2016 were $7,000 and $3,750, respectively.

        Aggregate maturities of bank debt related to the BofA credit facility:

Fiscal Year ending:
2017	$4,500
2018	3,250
2019	2,000
2020	37,182

Total	$46,932

        Unamortized debt issuance costs were $1,226 at December 31, 2016 and $1,489 at January 2, 2016, and are presented as a direct deduction of long-term debt on the consolidated balance sheets.

        Subsequent to fiscal year end, on February 17, 2017, the Company amended the Credit Facility to provide additional flexibility under its covenant requirements to the Company during fiscal 2017. See Note 12 for additional information regarding the amendment.

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

Sale-Leaseback

        On March 24, 2009, Summer Infant (USA), Inc., the Company's wholly owned subsidiary ("Summer USA"), entered into a definitive agreement with Faith Realty II, LLC, a Rhode Island limited liability company ("Faith Realty") (the members of which are Jason Macari, the former Chief Executive Officer of the Company and current investor, and his spouse), pursuant to which Faith Realty purchased the corporate headquarters of the Company located at 1275 Park East Drive, Woonsocket, Rhode Island (the "Headquarters"), for $4,052 and subsequently leased the Headquarters back to Summer USA for an annual rent of $390 during the initial seven year term of the lease, payable monthly and in advance. The original lease was to expire on the seventh anniversary of its commencement. Mr. Macari had given a personal guarantee to secure the Faith Realty debt on its mortgage; therefore, due to his continuing involvement in the building transaction, the transaction had been recorded as a financing lease, with no gain recognition.

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

        On May 13, 2015, Summer USA entered into an amendment (the "Amendment") to its lease dated March 24, 2009 (the "Lease") with Faith Realty (the "Landlord"). Pursuant to the Amendment, (i) the initial term of the Lease was extended for two additional years, such that the initial term now ends on March 31, 2018, and the term of the Lease may be extended at Summer USA's election for one additional term of three years (rather than five years) upon twelve months' prior notice, (ii) the annual rent for the last two years of the newly amended initial term was set at $429 and the annual rent for the extension period, if elected, was set at $468 and (iii) the Landlord agreed to provide an aggregate improvement allowance of not more than $78 for the newly amended initial term, to be applied against Summer USA's monthly rent, and an additional improvement allowance of $234 for the extension term, if elected, to be applied against Summer USA's monthly rent during such extension term. The Amendment was reviewed and approved by the audit committee because it was a related party transaction.

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. DEBT (Continued)

        At December 31, 2016, approximately $404 of the lease obligation was included in accrued expenses, with the balance of approximately $2,429 included in other liabilities, in the accompanying consolidated balance sheet. This obligation is reduced each month (along with a charge to interest expense) as the rent payment is made to Faith Realty.

        Approximate future minimum sale-leaseback payments due under the lease is as follows:

Fiscal Year Ending:
2017	$429
2018	107
2019 and beyond	—

Total	$536

5. INCOME TAXES

        The provision (benefit) for income taxes is summarized as follows:

	Fiscal 2016	Fiscal 2015
Current:
Federal	$—	$(150)
Foreign	185	389
State and local	6	5

Total current	191	244
Deferred:
Federal	$(406)	$(3,386)
Foreign	(910)	175
State and local	(49)	(457)

Total deferred	(1,365)	(3,668)

Total benefit	$(1,174)	$(3,424)

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. INCOME TAXES (Continued)

        The tax effects of temporary differences that comprise the deferred tax liabilities and assets are as follows:

	December 31, 2016	January 2, 2016
Deferred tax assets:
Accounts receivable	$17	$7
Inventory and Unicap reserve	676	689
Research and development credit, foreign tax credit and net operating loss carry-forward	7,658	7,183
Other	102	103

Total deferred tax assets	8,453	7,982

Deferred tax liabilities:
Intangible assets and other	(2,595)	(3,233)
Property, plant and equipment	(653)	(748)

Total deferred tax liabilities	(3,248)	(3.981)
Valuation allowance	(1,357)	(1,518)

Deferred tax liabilities and valuation allowance	(4,605)	(5,499)

Net deferred income tax asset	$3,848	$2,483

        The following reconciles the benefit for income taxes at the U.S. federal income tax statutory rate to the benefit in the consolidated financial statements:

	Fiscal 2016	Fiscal 2015
Tax benefit at statutory rate	$(1,869)	$(4,093)
State income taxes, net of U.S. federal income tax benefit	(28)	(298)
Adjustment to uncertain tax position	14	327
Stock options	70	92
Foreign tax rate differential	133	289
Tax credits	(123)	(150)
Non-deductible expenses	498	438
Other	131	(29)

Total benefit	$(1,174)	$(3,424)

        The Company had undistributed earnings from certain foreign subsidiaries (Summer Infant Asia, Summer Infant Australia, and Born Free Holdings, Ltd) of approximately $12,588 at December 31, 2016, and all of these earnings are considered to be permanently reinvested due to the Company's plans to reinvest such earnings for future expansion in certain foreign jurisdictions. Earnings and profits from Summer Infant Europe and Summer Infant Canada are not considered to be permanently reinvested due to the bank refinancing as discussed in Note 4—Debt. The amount of taxes attributable to the permanently reinvested undistributed earnings is not practicably determinable.

        As of December 31, 2016, the Company has approximately $7,016,000 of federal and state net operating loss carry forwards (or "NOLs") to offset future federal taxable income. The federal NOL

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. INCOME TAXES (Continued)

will begin to expire in 2028 and the state NOL began to expire in 2016. The Company also has approximately $1,839, $530, and $708 of NOLs in Canada, Australia, and the United Kingdom, which can be carried forward indefinitely.

        Authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported, if based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all evidence, including the Company's past earnings history and future earnings forecast, management has determined that a valuation allowance in the amount of $1,357 relating to certain state tax credits is necessary at December 31, 2016 and $1,518 at January 2, 2016.

        A summary of the Company's adjustment to its uncertain tax positions in fiscal years ended December 31, 2016 and January 2, 2016 are as follows:

	December 31, 2016	January 2, 2016
Balance, at beginning of the year	$327	$—
Increase for tax positions related to the current year	—	—
Increase for tax positions related to prior years	—	283
Increase for interest and penalties	14	44
Decrease for lapses of statute of limitations	—	—

Balance, at end of year	$341	$327

        The unrecognized tax benefits mentioned above include an aggregate of $58 of accrued interest and penalty balances related to uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. An increase in accrued interest and penalty charges of approximately $14, net of federal tax expense, was recorded as a tax expense during the current fiscal year. The Company does not anticipate that its accrual for uncertain tax positions will be reduced by a material amount over the next twelve month period, as it does not expect to settle any potential disputed items with the appropriate taxing authorities nor does it expect the statute of limitations to expire for any items.

        The Company is subject to U.S. federal income tax, as well as to income tax of multiple state and foreign tax jurisdictions. On a global basis, the open tax years subject to examination by major taxing jurisdictions in which the Company operates is between two to six years.

6. SHARE BASED COMPENSATION

        The Company is authorized to issue up to 3,000,000 shares for equity awards under the Company's 2006 Performance Equity Plan ("2006 Plan") and 1,700,000 shares for equity awards under the Company's 2012 Incentive Compensation Plan (as amended, "2012 Plan"). Periodically, the Company also provides equity awards outside of the plans.

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. SHARE BASED COMPENSATION (Continued)

        Under the 2006 Plan and 2012 Plan, awards may be granted to participants in the form of non-qualified stock options, incentive stock options, restricted stock, deferred stock, restricted stock units and other stock-based awards. Subject to the provisions of the Plans, awards may be granted to employees, officers, directors, advisors and consultants who are deemed to have rendered or are able to render significant services to the Company or its subsidiaries and who are deemed to have contributed or to have the potential to contribute to the Company's success. The Company accounts for options under the fair value recognition standard. The application of this standard resulted in share-based compensation expense for the twelve months ended December 31, 2016 and January 2, 2016 of $482 and $865, respectively. Share based compensation expense is included in selling, general and administrative expenses.

        As of December 31, 2016, there are 561,729 shares available to grant under the 2006 Plan and 1,393,797 shares available to grant under the 2012 Plan.

  Stock Options

        The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the table below. The Company uses the simplified method to estimate the expected term of the options for grants of "plain vanilla" stock options as prescribed by the Securities and Exchange Commission. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Share-based compensation expense recognized in the consolidated financial statements in fiscal 2016 and 2015 is based on awards that are ultimately expected to vest.

        The following table summarizes the weighted average assumptions used for options granted during the fiscal years ended December 31, 2016 and January 2, 2016.

	Fiscal 2016	Fiscal 2015
Expected life (in years)	5.1	5.3
Risk-free interest rate	1.3%	1.6%
Volatility	70.8%	67.4%
Dividend yield	0.0%	0.0%
Forfeiture rate	21.0%	16.5%

        The weighted-average grant date fair value of options granted during the year ended December 31, 2016 was $0.92 per share which totaled $316 for the 343,300 options granted during such period. During the year ended January 2, 2016, the weighted-average grant date fair value of options granted was $1.58 per share which totaled $767 for the 485,750 options granted during the year.

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. SHARE BASED COMPENSATION (Continued)

        A summary of the status of the Company's options as of December 31, 2016 and changes during the year then ended is presented below:

	Number Of Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	1,302,213	$3.45
Granted	343,300	$1.56
Canceled	621,688	$3.23

Outstanding at end of year	1,023,825	$2.93

Options exercisable at December 31, 2016	515,407	$3.88

        Outstanding stock options expected to vest as of December 31, 2016 is 882,342. The intrinsic value of options exercised totaled was zero and $27 for the fiscal years ended December 31, 2016 and January 2, 2016, respectively.

        The following table summarizes information about stock options at December 31, 2016:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Remaining Contractual Life	Weighted Average Exercise Price
$1.29 - $2.00	355,300	8.9	$1.56	50,750	7.4	$1.82
$2.01 - $3.00	310,500	6.3	$2.36	152,630	3.7	$2.25
$3.01 - $4.00	134,000	7.0	$3.32	88,002	6.8	$3.34
$4.01 - $6.00	174,325	1.1	$5.28	174,325	1.1	$5.28
$6.01 - $8.00	49,700	4.0	$7.04	49,700	4.0	$7.04

	1,023,825	6.3	$2.93	515,407	3.8	$3.88

        The aggregate intrinsic value of options outstanding and exercisable at December 31, 2016 and January 2, 2016 are $9 and $36, respectively. As of December 31, 2016, there was approximately $322 of unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.7 years.

  Restricted Stock Awards

        Restricted stock awards require no payment from the grantee. The related compensation cost of each award is calculated using the market price on the grant date and is expensed equally over the

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. SHARE BASED COMPENSATION (Continued)

vesting period. A summary of restricted stock awards made in the year ended December 31, 2016, is as follows:

	Number of Shares	Grant Date Fair Value
Non-vested restricted stock awards as of January 2, 2016	175,844	$2.70
Granted	236,900	$1.63
Vested	102,524	$2.39
Forfeited	41,788	$2.09

Non-vested restricted stock awards as of December 31, 2016	268,432	$1.96

        As of December 31, there was approximately $282 of unrecognized compensation cost related to non-vested stock compensation arrangements granted under the Company's stock incentive plan for restricted stock awards. That cost is expected to be recognized over the next 2.6 years.

  Restricted Stock Units

        In December 2015, the Company's Board of Directors granted restricted stock units ("RSUs") to the executive Chairman of the Board. The RSUs represent the right to receive shares of the Company's common stock upon achievement of specified stock price performance metrics, and only vest if such market-based performance metrics are achieved. There was $26 of recognized compensation cost for the year ended December 31, 2016. The RSUs expired on August 3, 2016.

        On July 13, 2016, the Company granted 100,000 performance-based RSUs to its new Chief Executive Officer. The RSUs represent the right to receive shares of the Company's common stock upon achievement of specified performance metrics, and only vest if such performance metrics are achieved for fiscal year 2017 and fiscal year 2018. The RSU's expire if the performance metrics are not achieved or if employment is terminated. The fair value of the RSUs will be recognized as it is earned and when it is probable that the performance conditions will be met. The Company has not recognized any compensation expense in 2016 related to this award.

7. CAPITAL LEASE OBLIGATIONS

        The Company leased certain equipment under capital leases which expired in December 2016. The capital lease liability balance of approximately $0 and $71 is included in debt on the consolidated balance sheets as of December 31, 2016 and January 2, 2016, of which approximately $0 and $2 is included in long-term liabilities as of December 31, 2016 and January 2, 2016, respectively.

8. PROFIT SHARING PLAN

        Summer Infant (USA), Inc. maintains a defined contribution salary deferral plan under Section 401(k) of the Internal Revenue Code. All employees who meet the plan's eligibility requirements can participate. Employees may elect to make contributions up to federal limitations. In 2007, the Company adopted a matching plan which was further amended in 2013, and which was funded throughout the year. For the years ended December 31, 2016 and January 2, 2016, the Company recorded 401(k) matching expense of $356 and $366, respectively.

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. MAJOR CUSTOMERS

        Sales to the Company's top seven customers together comprised more than 75% of our sales in fiscal 2016 and 73% of our sales in fiscal 2015. Of these customers, four generated more than 10% of sales for fiscal 2016: Babies R Us/Toys R Us (20%), Amazon.com (20%), Walmart (15%), and Target (11%). In fiscal 2015, four customers generated more than 10% of sales: Babies R Us/Toys R Us (23%), Walmart (14%), Amazon.com (14%) and Target (12%).

10. COMMITMENTS AND CONTINGENCIES

Royalty Commitments

        Summer Infant (USA), Inc. has entered into various license agreements with third parties for the use of product designs, software licenses, and trade names for the products manufactured by the Company. These agreements have termination dates through December 2017. Royalty expense under these licensing agreements for the years ended December 31, 2016 and January 2, 2016 were approximately $315 and $735, respectively.

Customer Agreements

        The Company enters into annual agreements with its customers in the normal course of business. These agreements define the terms of product sales including, in some instances, cooperative advertising costs and product return privileges (for defective products only) or defective allowances (which are based upon historical experience). These contracts are generally annual in nature and obligate the Company only as to products actually sold to the customer pursuant to a purchase order.

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

expires in September 2021. Monthly payments were $166 in fiscal 2016 and escalate to $186 over the remaining life of the lease.

        During November 2015, Summer Infant Asia entered into a two year office lease which requires monthly payments of $10 through 2017.

        Approximate future minimum rental payments due under these leases are as follows(a):

Fiscal Year Ending:
2017	$2,415
2018	2,215
2019	2,140
2020	2,185
2021 and beyond	1,676

Total	$10,631

(a)
Amounts exclude payments for sales-leaseback transaction as described in Note 4.

        Rent expense (excluding taxes, fees and other charges) for the years ended December 31, 2016 and January 2, 2016 totaled approximately $2,692 and $1,906, respectively.

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

        On May 27, 2015, the Company filed a Complaint against Carol E. Bramson, Annamaria Dooley, Kenneth N. Price, Carson J. Darling, Dulcie M. Madden, and Bruce Work in the United States District Court for the District of Rhode Island (Civil Action No. 1:15-CV-00218-5-LDA) (the "Complaint"). The Complaint alleged theft and misappropriation of the Company's confidential and proprietary trade secrets, intellectual property, and business, branding and marketing strategies. Ms. Bramson is a former member of the Company's Board of Directors and the Company's former Chief Executive Officer, Ms. Dooley is the Company's former Senior Vice President of Product Development, and Mr. Price is the former President of Global Sales & Marketing of the Company. Mr. Darling and Ms. Madden are principals of Rest Devices, Inc., a former consultant to the Company (the "Rest Defendants").

        On August 25, 2015, the Company and the Rest Defendants reached an agreement-in-principle with regard to a proposed settlement, and the Company subsequently withdrew its motion for a

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. COMMITMENTS AND CONTINGENCIES (Continued)

preliminary injunction. On November 1, 2015, the Company and the Rest Defendants entered into a confidential settlement agreement (the "Rest Settlement Agreement") pursuant to which the Company and the Rest Defendants mutually released claims against each other, and the Company voluntarily dismissed all claims in the Complaint against the Rest Defendants. The Rest Settlement Agreement did not release any claims against Mmes. Bramson or Dooley or Mr. Price.

        In December 2016, the remaining parties in the action resolved their claims against each other, and the Court entered a Stipulation and Order of Voluntary Dismissal on January 19, 2017. There there was no material impact on the financial statements as a result of the settlement.

11. GEOGRAPHICAL INFORMATION

        The Company sells products throughout the United States, Canada, and the United Kingdom, and various other parts of the world. The Company does not disclose product line revenues as it is not practicable for the Company to do so.

        The following is a table that presents net revenue by geographic area:

	For the fiscal year ended
	December 31, 2016	January 2, 2016
United States	$163,381	$171,310
All Other	30,947	34,494

	$194,328	$205,804

        The following is a table that presents total assets by geographic area:

	December 31, 2016	January 2, 2016
United States	$84,519	$90,890
All Other	17,218	22,248

	$101,737	$113,138

        The following is a table that presents total long lived assets by geographic area:

	December 31, 2016	January 2, 2016
United States	$24,512	$25,375
All Other	4,212	7,722

	$28,724	$33,097

12. SUBSEQUENT EVENTS

        The Company has evaluated all events or transactions that occurred after December 31, 2016 through the date of this Annual Report.

SUMMER INFANT, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. SUBSEQUENT EVENTS (Continued)

        On February 17, 2017, the Company and its subsidiaries, Summer Infant (USA), Inc., Summer Infant Canada, Limited and Summer Infant Europe Limited, entered into an amendment and waiver (the "Loan Amendment") to the Credit Facility. Pursuant to the Loan Amendment, the Lenders agreed to waive the existing delivery date by which the Company must deliver projections for the 2017 fiscal year, and extended the date to March 1, 2017. In addition, the Loan Amendment amended certain provisions of the Credit Facility to provide additional flexibility to the Company during fiscal 2017, including (i) amending the definitions of "Availability," "Availability Reserve" and "Eligible Account"; (ii) amending the definition of EBITDA with respect to bonus payments and certain fees and expenses that can be added back to the calculation of EBITDA; and (iii) amending the definition of "Fixed Charges" and revised the maximum leverage ratio financial covenant to be maintained as of the end of each fiscal quarter.

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
2.2
Purchase and Sale Agreement, dated March 24, 2009, between Summer Infant (USA), Inc. and Faith Realty II, LLC (Incorporated by reference to Exhibit 2.1 to the Registrant's Quarterly Report on Form 10-Q/A filed on August 18, 2009, SEC File No. 001-33346)
2.3
Lease Agreement, dated March 24, 2009, between Summer Infant (USA), Inc. and Faith Realty II, LLC (Incorporated by reference to Exhibit 2.2 to the Registrant's Quarterly Report on Form 10-Q/A filed on August 18, 2009, SEC File No. 001-33346)
2.4
Stock Purchase Agreement, dated as of March 24, 2011, by and among the Registrant, Summer Infant (USA), Inc., Born Free Holdings Ltd., and each stockholder of Born Free Holdings Ltd. (Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on March 28, 2011, File No. 001-33346)
3.1	+	Amended and Restated Certificate of Incorporation, as amended
3.2		Amended and Restated Bylaws, as amended through May 5, 2016 (Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on May 9, 2016)
4.1		Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.2 to the Registrant's Form 8-A filed on March 6, 2007, SEC File No. 001-33346)
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
10.3
Amended and Restated Loan and Security Agreement, dated as of April 21, 2015, among Summer Infant, Inc. and Summer Infant (USA), Inc. as Borrowers, the Guarantors from time to time party thereto, Certain Financial Institutions as Lenders, Bank of America, N.A. as Agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Sole Book Runner (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on April 22, 2015)
10.4
Amendment to Amended and Restated Loan and Security Agreement, dated as of December 10, 2015, among Summer Infant, Inc. and Summer Infant (USA), Inc., as Borrowers, Summer Infant Canada, Limited and Summer Infant Europe Limited, as Guarantors, Certain Financial Institutions as Lenders and Bank of America, N.A. as Agent (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on December 14, 2015)
10.5
Second Amendment to Amended and Restated Loan and Security Agreement, dated as of May 24, 2016, among Summer Infant, Inc. and Summer Infant (USA), Inc., as Borrowers, Summer Infant Canada, Limited and Summer Infant Europe Limited, as Guarantors, Certain Financial Institutions as Lenders and Bank of America, N.A. as Agent (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on August 2, 2016)
10.6	*	2012 Incentive Compensation Plan, as amended (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on August 5, 2015)

Exhibit No.		Description
10.7	*	Form of Change of Control Agreement with Chief Financial Officer, Chief Operating Officer and other key employees (Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on December 14, 2015)
10.8
Separation Agreement and Release, dated as of January 15, 2014, by and between the Registrant and Jason Macari (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on January 17, 2014)
10.9	*	Summer Infant, Inc. Form of Indemnification Agreement (for officers and directors) (Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on January 17, 2014)
10.10	*
Offer Letter and Change of Control Agreement by and between the Registrant and William E. Mote (Incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K filed on March 4, 2015)
10.11	*
Offer Letter and Change of Control Agreement by and between the Registrant and Robert Stebenne (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on May 7, 2015)
10.12
Amendment to Lease, dated May 13, 2015, by and between Faith Realty II, LLC and Summer Infant (USA), Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 19, 2015)
10.13	*
Employment Agreement, dated as of June 27, 2016, by and between the Registrant and Mark Messner (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 29, 2016)
10.14	+
Third Amendment and Waiver to Amended and Restated Loan and Security Agreement, dated as of February 17, 2017, among Summer Infant, Inc. and Summer Infant (USA), Inc., as Borrowers, Summer Infant Canada, Limited and Summer Infant Europe Limited, as Guarantors, Certain Financial Institutions as Lenders and Bank of America, N.A. as Agent
21.1		List of Subsidiaries (Incorporated by reference to Exhibit 21.1 to the Registrant's Annual Report on Form 10-K filed on March 13, 2013)
23.1	+	Consent of Independent Registered Public Accounting Firm
31.1	+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
32.2	+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Labels Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

*
Management contract or compensatory plan or arrangement.

+
Filed herewith.