Form 10-Q
period 2017-04-01
Summer Infant, Inc.
filed 2017-05-03
CIK 1314772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 1, 2017

Summer Infant, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Commission file number 001-33346

Delaware	20-1994619
(State or Other Jurisdiction Of Incorporation or Organization)	(IRS Employer Identification No.)

1275 Park East Drive
Woonsocket, RI 02895	(401) 671-6550
(Address of principal executive offices) (Zip Code)	(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒

As of May 2, 2017, there were 18,527,242 shares outstanding of the registrant’s Common Stock, $0.0001 par value per share.

Summer Infant, Inc.

Form 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.      Condensed Consolidated Financial Statements (unaudited)

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

Note that all amounts presented in the table below are in thousands of U.S. dollars, except share amounts and par value amounts.

	(Unaudited)
	April 1, 2017	December 31, 2016
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$724	$999
Trade receivables, net of allowance for doubtful accounts	34,369	34,137
Inventory, net	36,839	36,140
Prepaid and other current assets	1,335	1,737
TOTAL CURRENT ASSETS	73,267	73,013
Property and equipment, net	9,811	9,965
Intangible assets, net	14,621	14,813
Deferred tax assets, noncurrent	3,854	3,848
Other assets	99	98
TOTAL ASSETS	$101,652	$101,737

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$28,359	$30,684
Accrued expenses	8,724	7,757
Current portion of long term debt	4,500	4,500
TOTAL CURRENT LIABILITIES	41,583	42,941
Long-term debt, less current portion and unamortized debt issuance costs	42,176	41,206
Other liabilities	2,728	2,770
TOTAL LIABILITIES	86,487	86,917

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.0001 par value, 1,000,000 authorized, none issued or outstanding at April 1, 2017 and December 31, 2016	—	—
Common Stock $0.0001 par value, authorized, issued and outstanding of 49,000,000, 18,798,891, and 18,527,242 at April 1, 2017 and 49,000,000, 18,778,266, and 18,506,617 at December 31, 2016, respectively	2	2
Treasury Stock at cost (271,649 shares at April 1, 2017 and December 31, 2016)	(1,283)	(1,283)
Additional paid-in capital	76,433	76,348
Accumulated deficit	(57,215)	(57,385)
Accumulated other comprehensive loss	(2,772)	(2,862)
TOTAL STOCKHOLDERS’ EQUITY	15,165	14,820
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$101,652	$101,737

See notes to condensed consolidated financial statements.

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

Note that all amounts presented in the table below are in thousands of U.S. dollars, except share and per share amounts.

	(Unaudited)
	For the Three Months Ended
	April 1, 2017	April 2, 2016
Net sales	$47,340	$49,670
Cost of goods sold	32,051	33,944
Gross profit	15,289	15,726
General and administrative expenses	9,272	10,753
Selling expense	3,911	3,916
Depreciation and amortization	1,056	1,156
Operating income (loss)	1,050	(99)
Interest expense, net	724	640
Income (loss) before income taxes	326	(739)
Provision (benefit) for income taxes	156	(406)
NET INCOME (LOSS)	$170	$(333)
Net income (loss) per share:
BASIC	$0.01	$(0.02)
DILUTED	$0.01	$(0.02)
Weighted average shares outstanding:
BASIC	18,510,631	18,386,572
DILUTED	18,599,386	18,386,572

See notes to condensed consolidated financial statements.

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

Note that all amounts presented in the table below are in thousands of U.S. dollars.

	(Unaudited)
	For The Three Months Ended
	April 1, 2017	April 2, 2016
Net income (loss)	$170	$(333)
Other comprehensive income:
Changes in foreign currency translation adjustments	90	212

Comprehensive income (loss)	$260	$(121)

See notes to condensed consolidated financial statements.

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Note that all amounts presented in the table below are in thousands of U.S. dollars.

	(Unaudited)
	For The Three Months Ended
	April 1, 2017	April 2, 2016
Cash flows from operating activities:
Net income (loss)	$170	$(333)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	1,090	1,129
Stock-based compensation expense	85	127
Changes in assets and liabilities:
Decrease (increase) in trade receivables	(226)	4,179
(Increase) in inventory	(684)	(503)
(Increase) decrease prepaid and other assets	358	(228)
(Decrease) increase in accounts payable and accrued expenses	(1,412)	1,724
Net cash (used in) provided by operating activities	(619)	6,095
Cash flows from investing activities:
Acquisitions of property and equipment	(712)	(371)
Net cash used in investing activities	(712)	(371)
Cash flows from financing activities:
Repayment of term loan facilities	(1,000)	(500)
Net borrowings (repayment) on revolving facilities	1,970	(5,692)
Net cash provided by (used in) financing activities	970	(6,192)
Effect of exchange rate changes on cash and cash equivalents	86	(41)
Net decrease in cash and cash equivalents	(275)	(509)
Cash and cash equivalents, beginning of period	999	923
Cash and cash equivalents, end of period	$724	$414
Supplemental disclosure of cash flow information:
Cash paid for interest	$714	$546
Cash paid for income taxes	$0	$241

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

Basis of Presentation and Principles of Consolidation

The accompanying interim, condensed consolidated financial statements of the Company are unaudited, but in the opinion of management, reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results for the interim periods. Accordingly, they do not include all information and notes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. The results of operations for interim periods are not necessarily indicative of results to be expected for the entire fiscal year or any other period. The balance sheet at December 31, 2016 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes for the year ended December 31, 2016 included in its Annual Report on Form 10-K filed with the SEC on February 22, 2017.

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

Inventory Valuation

Inventory is comprised mostly of finished goods and some component parts and is stated at the lower of cost using the first-in, first-out (FIFO) method, or net realizable value. The Company regularly reviews slow-moving and excess inventories, and writes down inventories to net realizable value if the ultimate expected net proceeds from the disposals of excess inventory are less than the carrying cost of the merchandise.

Income Taxes

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred income tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carry-forwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, that it is more likely than not that such benefits will be realized. The net deferred tax assets and liabilities are presented as noncurrent.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” providing new accounting guidance related to revenue recognition. This guidance was originally proposed to be effective for reporting periods beginning after December 15, 2016, however in July 2015, the FASB approved the delay in this guidance until reporting periods beginning after December 15, 2017. We are still finalizing the analysis to quantify the adoption impact of the provisions of the new standard, but we do not currently expect it to have a material impact on our consolidated financial position or results of operations. Based on the evaluation of our current contracts and revenue streams, most will be recorded consistently under both the current and new standard. The FASB has issued, and may issue in the future, interpretive guidance which may cause our evaluation to change. We believe we are following an appropriate timeline to allow for proper recognition, presentation and disclosure upon adoption effective the beginning of fiscal year 2018.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory.” This guidance requires inventory within the scope of ASU 2015-11 to be measured at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This guidance is effective for fiscal years beginning after December 15, 2016. The Company adopted this guidance in the first quarter of 2017 and the impact on its consolidated financial statements was immaterial.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation  - Stock Compensation: Improvements to Employee Share-Based Payment Accounting.” The guidance simplified the accounting and financial reporting of the income tax impact of stock-based compensation arrangements. This guidance required excess tax benefits to be recorded as a discrete item within income tax expense rather than additional paid-in-capital. In addition, excess tax benefits are required to be classified as cash from operating activities rather than cash from financing activities. The Company adopted this guidance as of the beginning of fiscal 2017. The Company also elected to continue to estimate forfeitures, as permitted by ASU 2016-09, rather than electing to account for forfeitures as they occur. The impact of adopting this guidance in the first quarter of 2017 was immaterial to the consolidated financial statements.

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

2.             DEBT

Credit Facilities

In April 2015, the Company and its wholly owned subsidiary, Summer Infant (USA), Inc. (“Summer USA”), entered into an amended and restated loan and security agreement with Bank of America, N.A., as agent, providing for an asset-based credit facility. The amended and restated credit facility replaced the Company’s prior credit facility with Bank of America. The amended and restated credit facility was subsequently amended in December 2015 and May 2016 to (i) modify the interest rate under each of the Revolving Facility, FILO Facility and Term Loan Facility (each as defined below), (ii) modify the maximum leverage ratio financial covenant; (iii) amend the definition of EBITDA with respect to certain fees and expenses included within the definition; (iv) modify certain reporting requirements and (v) remove the occurrence of an event having a material adverse effect on the Company as an event of default.  In February 2017, the Company and Summer USA entered into an amendment and waiver to the credit facility pursuant to which the lenders waived the existing delivery date by which the Company must deliver projections for the 2017 fiscal year, and extended the date to March 1, 2017, and certain amendments were made to provide additional flexibility to the Company during fiscal 2017, including (i) amending the definitions of “Availability,” “Availability Reserve” and “Eligible Account”; (ii) amending the definition of EBITDA with respect to bonus payments and certain fees and expenses that can be added back to the calculation of EBITDA; and (iii) amending the definition of “Fixed Charges” and revised the maximum leverage ratio financial covenant to be maintained as of the end of each fiscal quarter (as amended, the “Credit Facility”).

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

All obligations under the Credit Facility are secured by substantially all of the Company’s assets. In addition, Summer Infant Canada Limited and Summer Infant Europe Limited, subsidiaries of the Company, are guarantors under the Credit Facility. Proceeds from the loans were used to (i) repay the Company’s then outstanding term loan, (ii) pay fees and transaction expenses associated with the closing of the Credit Facility, (iii) pay obligations under the Credit Facility, and (iv) pay for lawful corporate purposes, including working capital.

Borrowings under the Revolving Facility bear interest, at the Company’s option, at a base rate or at LIBOR, plus applicable margins based on average quarterly availability and ranging between 2.0% and 2.5% on LIBOR borrowings and 0.5% and 1.0% on base rate borrowings. Loans under the FILO Facility and Term Loan Facility will bear interest, at the Company’s option, at a base rate or at LIBOR, plus a margin of 4.25% on LIBOR borrowings and 2.75% on base rate borrowings.

Beginning on July 1, 2015, the Company was required to begin repaying the Term Loan Facility in quarterly installments of $500. Beginning with the fiscal year ending January 2, 2016, the Company was required to prepay the Term Loan Facility in an amount equal to 50% of the Company’s “excess cash flow,” as such term is defined in the Credit Facility, at the end of each fiscal year.

Under the Credit Facility, the Company must comply with certain financial covenants, including that the Company (i) maintain a fixed charge coverage ratio of at least 1.0 to 1.0 for the twelve consecutive fiscal months most recently ended and (ii) maintain a certain leverage ratio at the end of each fiscal quarter. For purposes of the financial covenants, consolidated EBITDA is defined as net income before interest, taxes, depreciation and amortization, plus certain customary expenses, fees, non-cash charges and up to $2,000 of specified inventory dispositions in 2015, and minus certain customary non-cash items increasing net income and other specified items.  In addition, the Credit Facility contains cash dominion provisions that are imposed if an event of default has occurred and is continuing or if availability under the Credit Facility falls below a certain amount.

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

As of April 1, 2017, the rate on base-rate loans was 5.00% and the rate on LIBOR-rate loans was 3.625%. The amount outstanding on the Revolving Facility at April 1, 2017 was $38,168. Total borrowing capacity under the Revolving Facility at April 1, 2017 was $45,390 and borrowing availability was $7,222. The amounts outstanding on the Term Loan Facility and FILO Facility at April 1, 2017 were $6,000 and $3,750, respectively.

Aggregate maturities of bank debt related to the Credit Facility as of April 1, 2017 were as follows:

Fiscal Year ending:
2017	$3,500
2018	3,250
2019	2,000
2020	39,168
Total	$47,918

Unamortized debt issuance costs were $1,242 at April 1, 2017 and $1,226 at December 31, 2016, and are presented as a direct deduction of long-term debt on the consolidated balance sheets.

3.                                      INTANGIBLE ASSETS

Intangible assets consisted of the following:

	April 1,	December 31,
	2017	2016

Brand names	$11,819	$11,819
Patents and licenses	3,766	3,766
Customer relationships	6,946	6,946
Other intangibles	1,882	1,882
	$24,413	$24,413
Less: Accumulated amortization	(9,792)	(9,600)
Intangible assets, net	$14,621	$14,813

The amortization period for the majority of the intangible assets ranges from 5 to 20 years for those assets that have an estimated life; one brand name has an indefinite life. Total of intangibles not subject to amortization amounted to $8,400 at April 1, 2017 and December 31, 2016.

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

5.                                      SHARE BASED COMPENSATION

The Company is currently authorized to issue up to 1,700,000 shares for equity awards under the Company’s 2012 Incentive Compensation Plan (as amended, “2012 Plan”). Periodically, the Company may also grant equity awards outside of its 2012 Plan as inducement grants for new hires. The Company was authorized to issue up to 3,000,0000 shares for equity awards under its 2006 Performance Equity Plan (“2006 Plan”).  In March 2017, the 2006 Plan expired and no additional equity awards can be granted under the 2006 Plan.

Under the 2006 Plan and 2012 Plan, awards may be granted to participants in the form of non-qualified stock options, incentive stock options, restricted stock, deferred stock, restricted stock units and other stock-based awards. Subject to the provisions of the plans, awards may be granted to employees, officers, directors, advisors and consultants who are deemed to have rendered or are able to render significant services to the Company or its subsidiaries and who are deemed to have contributed or to have the potential to contribute to the Company’s success. The Company accounts for options under the fair value recognition standard. The application of this standard resulted in share-based compensation expense for the three months ended April 1, 2017 and April 2, 2016 of $85 and $127, respectively. Share based compensation expense is included in selling, general and administrative expenses.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the table below. The Company uses the simplified method to estimate the expected term of the options, but used an estimate for grants of “plain vanilla” stock options based on a formula prescribed by the Securities and Exchange Commission. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company adopted ASU 2016-09, “Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Account,” for our 2017 fiscal period beginning in the first quarter of 2017. Share-based compensation expense recognized in the consolidated financial statements in 2017 and 2016 is based on awards that are ultimately expected to vest.

As of April 1, 2017, there were 1,386,331 stock options outstanding and 402,757 unvested restricted shares outstanding.

During the three months ended April 1, 2017, the Company granted 382,500 stock options and 179,500 shares of restricted stock, respectively. The following table summarizes the weighted average assumptions used for stock options granted during the quarters ended April 1, 2017 and April 2, 2016.

	2017	2016
Expected life (in years)	4.9	5.1
Risk-free interest rate	1.9%	1.3%
Volatility	71.5%	70.2%
Dividend yield	0%	0%
Forfeiture rate	22.6%	20.0%

As of April 1, 2017, there were no shares available to grant under the 2006 Plan and 1,261,192 shares available to grant under the 2012 Plan.

Restricted Stock Units

On July 13, 2016, the Company granted 100,000 performance-based RSUs to its new Chief Executive Officer. The RSUs represent the right to receive shares of the Company’s common stock upon achievement of specified performance metrics, and only vest if such performance metrics are achieved for fiscal year 2017 and fiscal year 2018. The RSU’s expire if the performance metrics are not achieved or if employment is terminated. The fair value of the RSUs will be recognized as it is earned and when it is probable that the performance conditions will be met. The Company has not recognized any compensation expense related to this award.

6.                                      WEIGHTED AVERAGE COMMON SHARES

Basic and diluted earnings or loss per share (“EPS”) is based upon the weighted average number of common shares outstanding during the period. Diluted weighted average number of common shares outstanding also includes common stock equivalents such as stock options and restricted shares. The Company does not include the anti-dilutive effect of common stock equivalents in the calculation of dilutive common shares outstanding. The computation of diluted common shares for the three months ended April 1, 2017 excluded 1,239,131 stock options and 294,907 shares of restricted stock outstanding. The computation of diluted common shares for the three months ended April 2, 2016 excluded 1,265,844 stock options and 132,806 shares of restricted stock outstanding.

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

ITEM 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking information and statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All forward-looking statements included in this document are based on information available to us on the date hereof. It is important to note that our actual results could differ materially from those projected in such forward-looking statements contained in this Quarterly Report on Form 10-Q. These forward-looking statements include statements concerning our expectations regarding our business strategy and future growth and profitability; our ability to deliver high quality, innovative products to the marketplace; our ability to maintain and build upon our existing customer and supplier relationships; our ability to achieve favorable terms with our suppliers and our ability to build awareness of our core brands. These statements are based on current expectations that involve numerous risks and uncertainties.  These risks and uncertainties include the concentration of our business with retail customers; the financial status of our customers and their ability to pay us in a timely manner; our ability to introduce new products or improve existing products that satisfy consumer preferences; our ability to develop new or improved products in a timely and cost-efficient manner; our ability to compete with larger and more financially stable companies in our markets; our ability to comply with financial and other covenants in our debt agreements; our dependence on key personnel; our reliance on foreign suppliers and potential disruption in foreign markets in which we operate; increases in the cost of raw materials used to manufacture our products; compliance with safety and testing regulations for our products; product liability claims arising from use of our products; unanticipated tax liabilities; an impairment of other intangible assets; and other risks as detailed in our Annual Report on Form 10-K for the year ended December 31, 2016  and subsequent filings with the Securities and Exchange Commission. All these matters are difficult or impossible to predict accurately, many of which may be beyond our control. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate.

The following discussion is intended to assist in the assessment of significant changes and trends related to the results of operations and financial condition of our Company and our consolidated subsidiaries.  This Management’s Discussion and Analysis should be read together with the unaudited interim condensed consolidated financial statements and related notes included elsewhere in this filing and with our consolidated financial statements for the year ended December 31, 2016 included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Note that all dollar amounts in this section are in thousands of U.S. dollars, except share and per share data.

Overview

We are a premier infant and juvenile products company originally founded in 1985 and have publicly traded on the Nasdaq Stock Market since 2007 under the symbol “SUMR.” We are a leader in product innovation in the juvenile industry, providing mothers and caregivers a full range of high quality, high value products to care for babies and toddlers. We seek to improve the quality of life of both caregivers and babies through our product offerings, while at the same time maximizing shareholder value over the long term.

We operate in one principal industry segment across geographically diverse marketplaces, selling our products globally to large, national retailers as well as independent retailers, and on our partner’s websites and our own summerinfant.com website. In North America, our customers include Babies R Us, Amazon.com, Wal-Mart, Target, Buy Buy Baby, Home Depot, and Lowe’s. Our largest European-based customers are Argos, Amazon, Toys R Us, and Mothercare. We also sell through international distributors, representatives, and to select international retail customers in geographic locations where we do not have a direct sales presence.

We estimate the size of the juvenile products market to be $25 billion worldwide, with consumers focusing on quality, safety, innovation, and style. We believe we are positioned to capitalize on positive market trends in the juvenile products industry, including a predicted increase in U.S. birth rates over the next several years.

We entered fiscal 2017 with a continued focus on our core product offerings, increasing awareness of our brands, strengthening and growing our existing relationships with our customers and suppliers, and improving our cost structure.  Despite a 4.7% decline in net sales for the first quarter of 2017 from the first quarter of 2016, we realized a significant reduction in expense and reported an increase in net income in the first quarter of 2017. Gross margin improved from 31.7% to 32.3% due to the absence of unfavorable foreign exchange losses and temporary demurrage costs in the first quarter of 2017, and selling, general and administrative expenses declined 10.1% due primarily to the settlement of our litigation in December 2016. As a result, we earned $170 of net income for the first quarter of 2017, or $0.01 per share, as compared to a net loss of $333 for the first quarter of 2016, or $(0.02) per share.

Summary of Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates during the three months ended April 1, 2017 from our critical accounting policies and estimates disclosed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Results of Operations

	For the Three Months Ended
	(Unaudited)
	April 1, 2017	April 2, 2016
Net sales	$47,340	$49,670
Cost of goods sold	32,051	33,944
Gross profit	15,289	15,726
General and administrative expense	9,272	10,753
Selling expense	3,911	3,916
Depreciation and amortization	1,056	1,156
Operating income (loss)	1,050	(99)
Interest expense, net	724	640
Income (loss) before income taxes	326	(739)
Provision (benefit) for income taxes	156	(406)
Net income (loss)	$170	$(333)

Three Months ended April 1, 2017 compared with three months ended April 2, 2016

Net sales decreased 4.7% from approximately $49,670 for the three months ended April 2, 2016 to approximately $47,340 for the three months ended April 1, 2017. The decrease in net sales was primarily attributable to lower sales of BornFree® products, swaddles, and certain Summer® monitors partially offset by increased safety and gear product sales.

Cost of goods sold includes cost of the finished product from suppliers, duties on certain imported items, freight-in from suppliers, and miscellaneous charges. The components of cost of goods sold remained substantially the same for the quarter ended April 1, 2017 as compared to the quarter ended April 2, 2016.

Gross profit decreased 2.8% from $15,726 for the three months ended April 2, 2016 to $15,289 for the three months ended April 1, 2017 due to lower sales volume partially offset by higher gross margin business. Gross margin as a percent of net sales increased from 31.7% for the three months ended April 2, 2016 to 32.3% for the three months ended April 1, 2017. The three months ended April 2, 2016 included $292 in demurrage charges and $183 in realized foreign exchange losses that were not incurred in the three months ended April 1, 2017.

General and administrative expenses decreased 13.8% from $10,753 for the three months ended April 2, 2016 to $9,272 for the three months ended April 1, 2017.  General and administrative expenses decreased from 21.6% of net sales for the three months ended April 2, 2016 to 19.6% of net sales for the three months ended April 1, 2017. The decline was primarily attributable to $1,356 of litigation costs in the three months ended April 2, 2016 that was not incurred in the three months ended April 1, 2017 as the litigation was settled in December 2016.

Selling expenses were essentially flat at $3,916 for the three months ended April 2, 2016 and $3,911 for the three months ended April 1, 2017. Selling expenses increased as a percent of net sales from 7.9% for the three months ended April 2, 2016 to 8.3% for the three months ended April 1, 2017. The increase in percent of net sales was primarily attributable to increased investment in consumer advertising and higher one-time freight costs.

Depreciation and amortization decreased 8.7% from $1,156 for the three months ended April 2, 2016 to $1,056 for the three months ended April 1, 2017. The decrease in depreciation and amortization is attributable to reduced capital spending on an annualized basis.

Interest expense increased 13.1% from $640 for the three months ended April 2, 2016 to $724 for the three months ended April 1, 2017. Interest expense increased primarily as a result of higher average interest rates on similar debt balances on a year-over-year basis.

For the three months ended April 2, 2016, we recorded a $406 benefit for income taxes on $739 of pretax loss, reflecting an estimated 54.9% tax rate for the quarter. For the three months ended April 1, 2017, we recorded a $156 provision for income taxes on $326 of pretax income, reflecting an estimated 47.9% tax rate for the quarter. The high tax rate for both fiscal periods is attributable to certain non-deductible expenses in foreign jurisdictions.

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

For the three months ended April 1, 2017, net cash used in operating activities totaled $619. For the three months ended April 2, 2016, net cash provided by operating activities totaled $6,095. Net cash provided by operating activities for the three months ended April 2, 2016 included the effect of accelerated collection efforts in the quarter with certain customers and extended payment terms with certain vendors. Net cash used in operating activities for the three months ended April 1, 2017 was attributable to reducing payment terms with certain vendors as we transitioned to more traditional terms with our suppliers.

For the three months ended April 1, 2017, net cash used in investing activities was approximately $712. For the three months ended April 2, 2016, net cash used in investing activities was $371. The increase in net cash used in investing activities was primarily attributable to investments made to our information technology infrastructure and external website development.

Net cash provided by financing activities was approximately $970 for the three months ended April 1, 2017 and net cash used in financing activities was approximately $6,192 for the three months ended April 2, 2016, reflecting borrowings and pay downs on our credit facilities to fund investments and operations noted above.

Based primarily on the above factors, net cash decreased for the three months ending April 1, 2017 by $275, resulting in a cash balance of approximately $724 at April 1, 2017.

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

Credit Facility

We and our wholly owned subsidiary, Summer Infant (USA), Inc., are parties to an amended and restated loan and security agreement with Bank of America, N.A., as agent, providing for an asset-based credit facility, which was most recently amended in February 2017.  The February 2017 amendment (i) amended the definitions of “Availability,” “Availability Reserve” and “Eligible Account”; (ii) amended the definition of EBITDA with respect to bonus payments and certain fees and expenses that can be added back to the calculation of EBITDA; and (iii) amended the definition of “Fixed Charges” and revised the maximum leverage ratio financial covenant to be maintained as of the end of each fiscal quarter (as amended, the “Credit Facility”).

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

As of April 1, 2017, the rate for base-rate loans was 5.00% and rate for LIBOR-rate loans was 3.625%. The amount outstanding on the Revolving Facility at April 1, 2017 was $38,168. Total borrowing capacity under the Revolving Facility at April 1, 2017 was $45,390 and borrowing availability was $7,222. The amounts outstanding on the Term Loan Facility and FILO Facility at April 1, 2017 were $6,000 and $3,750, respectively.

We were in compliance with the financial covenants under the Credit Facility as of April 1, 2017.

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

ITEM 4.        Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as of April 1, 2017.  Our principal executive officer and principal financial officer have concluded, based on this evaluation, that our controls and procedures were effective as of April 1, 2017.

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

ITEM 1A.     Risk Factors.

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

Summer Infant, Inc.

Date: May 3, 2017	By:	/s/ Mark Messner
Mark Messner
Chief Executive Officer
(Principal Executive Officer)

Date: May 3, 2017	By:	/s/ William E. Mote, Jr.
William E. Mote, Jr.
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.14

Third Amendment and Waiver to Amended and Restated Loan and Security Agreement, dated as of February 17, 2017, among Summer Infant, Inc. and Summer Infant (USA), Inc., as Borrowers, Summer Infant Canada, Limited and Summer Infant Europe Limited, as Guarantors, Certain Financial Institutions as Lenders and Bank of America, N.A. as Agent (Incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed on February 22, 2017)

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