Form 10-Q
period 2017-07-01
Summer Infant, Inc.
filed 2017-08-02
CIK 1314772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 1, 2017

Summer Infant, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Commission File Number: 001-33346

Delaware	20-1994619
(State or Other Jurisdiction Of Incorporation or Organization)	(IRS Employer Identification No.)

1275 Park East Drive
Woonsocket, RI 02895	(401) 671-6550
(Address of principal executive offices) (Zip Code)	(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)	Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

As of August 1, 2017, there were 18,589,310 shares outstanding of the registrant’s Common Stock, $0.0001 par value per share.

Summer Infant, Inc.

Form 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.      Condensed Consolidated Financial Statements (unaudited)

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

Note that all amounts presented in the table below are in thousands of U.S. dollars, except share amounts and par value amounts.

	Unaudited
	July 1, 2017	December 31, 2016
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$1,414	$999
Trade receivables, net of allowance for doubtful accounts	36,574	34,137
Inventory, net	37,638	36,140
Prepaid and other current assets	947	1,737
TOTAL CURRENT ASSETS	76,573	73,013
Property and equipment, net	9,539	9,965
Other intangible assets, net	14,429	14,813
Deferred tax assets, net	3,873	3,848
Other assets	102	98
TOTAL ASSETS	$104,516	$101,737

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$30,291	$30,684
Accrued expenses	10,759	7,757
Current portion of long term debt	4,500	4,500
TOTAL CURRENT LIABILITIES	45,550	42,941
Long-term debt, less current portion and unamortized debt issuance costs	40,037	41,206
Other liabilities	2,790	2,770
TOTAL LIABILITIES	88,377	86,917

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.0001 par value, 1,000,000 authorized, none issued or outstanding at July 1, 2017 and December 31, 2016, respectively	—	—
Common Stock $0.0001 par value, authorized, issued and outstanding of 49,000,000, 18,860,959, and 18,589,310 at July 1, 2017 and 49,000,000, 18,778,266, and 18,506,617 at December 31, 2016, respectively	2	2
Treasury Stock at cost (271,649 shares at July 1, 2017 and December 31, 2016)	(1,283)	(1,283)
Additional paid-in capital	76,623	76,348
Accumulated deficit	(56,674)	(57,385)
Accumulated other comprehensive loss	(2,529)	(2,862)
TOTAL STOCKHOLDERS’ EQUITY	16,139	14,820
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$104,516	$101,737

See notes to condensed consolidated financial statements

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

Note that all amounts presented in the table below are in thousands of U.S. dollars, except share and per share amounts.

	Unaudited		Unaudited
	For the three months ended		For the six months ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016

Net sales	$52,579	$50,575	$99,919	$100,245

Cost of goods sold	35,263	34,374	67,314	68,318

Gross profit	17,316	16,201	32,605	31,927

General & administrative expenses	10,252	9,981	19,524	20,734

Selling expenses	4,220	3,901	8,131	7,817

Depreciation and amortization	1,041	1,160	2,097	2,316

Operating income	1,803	1,159	2,853	1,060

Interest expense, net	734	628	1,458	1,268

Income (loss) before provision (benefit) for income taxes	1,069	531	1,395	(208)

Provision (benefit) for income taxes	528	275	684	(131)

Net income (loss)	$541	$256	$711	$(77)

Net income (loss) per share:

BASIC	$0.03	$0.01	$0.04	$(0.00)

DILUTED	$0.03	$0.01	$0.04	$(0.00)

Weighted average shares outstanding:

BASIC	18,554,523	18,421,132	18,532,412	18,403,852

DILUTED	18,600,949	18,421,955	18,599,899	18,403,852

See notes to condensed consolidated financial statements.

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

Note that all amounts presented in the table below are in thousands of U.S. dollars.

	Unaudited		Unaudited
	For the three months ended		For the six months ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net income (loss)	$541	$256	$711	$(77)
Other comprehensive (loss) income:
Changes in foreign currency translation adjustments	243	(130)	333	82

Comprehensive income	$784	$126	$1,044	$5

See notes to condensed consolidated financial statements.

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Note that all amounts presented in the table below are in thousands of U.S. dollars.

	Unaudited
	For the six months ended
	July 1, 2017	July 2, 2016
Cash flows from operating activities:

Net income (loss)	$711	$(77)

Adjustments to reconcile net income (loss) to net cash provided by operating activities

Depreciation and amortization	2,129	2,294

Stock-based compensation expense	274	218

Changes in assets and liabilities:

(Increase) decrease in trade receivables	(2,275)	2,080

(Increase) decrease in inventory	(1,273)	105

Decrease (increase) in prepaids and other assets	753	(272)

Increase (decrease) in accounts payable and accrued expenses	2,443	(1,301)

Net cash provided by operating activities	2,762	3,047

Cash flows from investing activities:

Acquisitions of property and equipment	(1,287)	(1,242)

Net cash used in investing activities	(1,287)	(1,242)

Cash flows from financing activities:

Repayment of term loan facility	(1,000)	(1,000)

Repayment of FILO facility	(1,250)	—

Net borrowings (repayment) on revolving facilities	1,081	(779)

Net cash used in financing activities	(1,169)	(1,779)

Effect of exchange rate changes on cash and cash equivalents	109	198

Net increase in cash and cash equivalents	415	224

Cash and cash equivalents, beginning of period	999	923

Cash and cash equivalents, end of period	$1,414	$1,147

Supplemental disclosure of cash flow information:

Cash paid for interest	$1,281	$1,085

Cash paid for income taxes	$0	$241

See notes to condensed consolidated financial statements.

SUMMER INFANT, INC.  AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.                                      BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The Company designs, markets and distributes branded juvenile health, safety and wellness products that are sold globally to large national retailers as well as independent retailers, primarily in North America. The Company currently markets its products in several product categories including monitoring, safety, nursery, baby gear, and feeding products. Most products are sold under our core brand names of Summer Infant®, SwaddleMe®, and Born Free®. When used herein, the terms the “Company,” we,” “us,” and “our” mean Summer Infant, Inc. and its consolidated subsidiaries.

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

Inventory Valuation

Inventory is comprised mostly of finished goods and some component parts and is stated at the lower of cost using the first-in, first-out (“FIFO”) method, or net realizable value. The Company regularly reviews slow-moving and excess inventories, and writes down inventories to net realizable value if the expected net proceeds from the disposals of excess inventory are less than the carrying cost of the merchandise.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” providing new accounting guidance related to revenue recognition. This guidance was originally proposed to be effective for reporting periods beginning after December 15, 2016, however in July 2015, the FASB approved the delay in this guidance until reporting periods beginning after December 15, 2017. The Company is still finalizing its analysis to quantify the adoption impact of the provisions of the new standard, but does not currently expect it to have a material impact on the Company’s consolidated financial position or results of operations. Based on the evaluation of the Company’s current contracts and revenue streams, most will be recorded consistently under both the current and new standard. Accordingly, the Company has elected to use the Modified Retrospective Transition Method to apply the new guidance. The FASB has issued, and may issue in the future, interpretive guidance which may cause the Company’s evaluation to change. The Company believes it is following an appropriate timeline to allow for proper recognition, presentation and disclosure upon adoption effective the beginning of fiscal year 2018.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation — Stock Compensation: Improvements to Employee Share-Based Payment Accounting.” The guidance simplified the accounting and financial reporting of the income tax impact of stock-based compensation arrangements. This guidance required excess tax benefits to be recorded as a discrete item within income tax expense rather than additional paid-in-capital. In addition, excess tax benefits are required to be classified as cash from operating activities rather than cash from financing activities. The Company adopted this guidance as of the beginning of fiscal 2017. The Company also elected to continue to estimate forfeitures, as permitted by ASU 2016-09, rather than electing to account for forfeitures as they occur. The impact of adopting this guidance in the first quarter of 2017 was immaterial to the Company’s consolidated financial statements.

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

2.                                      DEBT

Credit Facilities

In April 2015, Summer Infant, Inc. and its wholly owned subsidiary, Summer Infant (USA), Inc. (“Summer USA”), entered into an amended and restated loan and security agreement with Bank of America, N.A., as agent, providing for an asset-based credit facility. The amended and restated credit facility replaced the Company’s prior credit facility with Bank of America. The amended and restated credit facility was subsequently amended in December 2015 and May 2016 to (i) modify the interest rate under each of the Revolving Facility, FILO Facility and Term Loan Facility (each as defined below), (ii) modify the maximum leverage ratio financial covenant; (iii) amend the definition of EBITDA with respect to certain fees and expenses included within the definition; (iv) modify certain reporting requirements and (v) remove the occurrence of an event having a material adverse effect on the Company as an event of default.  In February 2017, Summer Infant, Inc. and Summer USA entered into an amendment and waiver to the credit facility pursuant to which the lenders waived the existing delivery date by which the Company must deliver projections for the 2017 fiscal year, and extended the date to March 1, 2017, and certain amendments were made to provide additional flexibility to the Company during fiscal 2017, including (i) amending the definitions of “Availability,” “Availability Reserve” and “Eligible Account”; (ii) amending the definition of EBITDA with respect to bonus payments and certain fees and expenses that can be added back to the calculation of EBITDA; and (iii) amending the definition of “Fixed Charges” and revised the maximum leverage ratio financial covenant to be maintained as of the end of each fiscal quarter (as amended, the “Credit Facility”).

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

All obligations under the Credit Facility are secured by substantially all of the assets of Summer Infant, Inc. and Summer USA. In addition, Summer Infant Canada Limited and Summer Infant Europe Limited, subsidiaries of the Company, are guarantors under the Credit Facility. Proceeds from the loans were used to (i) repay the Company’s then outstanding term loan, (ii) pay fees and transaction expenses associated with the closing of the Credit Facility, (iii) pay obligations under the Credit Facility, and (iv) pay for lawful corporate purposes, including working capital.

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

Under the Credit Facility, the Company must comply with certain financial covenants, including that the Company (i) maintain a fixed charge coverage ratio of at least 1.0 to 1.0 for the twelve consecutive fiscal months most recently ended and (ii) maintain a certain leverage ratio at the end of each fiscal quarter. For purposes of the financial covenants, consolidated EBITDA is defined as net income before interest, taxes, depreciation and amortization, plus certain customary expenses, fees, and non-cash charges, and minus certain customary non-cash items increasing net income and other specified items.  In addition, the Credit Facility contains cash dominion provisions that are imposed if an event of default has occurred and is continuing or if availability under the Credit Facility falls below a certain amount.

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

As of July 1, 2017, the rate on base-rate loans was 5.25% and the rate on LIBOR-rate loans was 3.75%. The amount outstanding on the Revolving Facility at July 1, 2017 was $37,675. Total borrowing capacity under the Revolving Facility at July 1, 2017 was $46,570 and borrowing availability was $8,895. The amounts outstanding on the Term Loan Facility and FILO Facility at July 1, 2017 were $5,500 and $2,500, respectively.

Aggregate maturities of bank debt related to the Credit Facility as of July 1, 2017 were as follows:

Fiscal Year ending:
2017	$1,750
2018	3,250
2019	2,000
2020	38,675
Total	$45,675

Unamortized debt issuance costs were $1,138 at July 1, 2017 and $1,226 at December 31, 2016, and are presented as a direct deduction of long-term debt on the consolidated balance sheets.

3.                                      INTANGIBLE ASSETS

Intangible assets consisted of the following:

	July 1,	December 31,
	2017	2016

Brand names	$11,819	$11,819
Patents and licenses	3,766	3,766
Customer relationships	6,946	6,946
Other intangibles	1,882	1,882
	24,413	24,413
Less: Accumulated amortization	(9,984)	(9,600)
Intangible assets, net	$14,429	$14,813

The amortization period for the majority of the intangible assets ranges from 5 to 20 years for those assets that have an estimated life; one brand asset has an indefinite life. Total of intangibles not subject to amortization amounted to $8,400 at July 1, 2017 and December 31, 2016.

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

5.                                      SHARE BASED COMPENSATION

The Company is currently authorized to issue up to 1,700,000 shares for equity awards under the Company’s 2012 Incentive Compensation Plan (as amended, “2012 Plan”). Periodically, the Company may also grant equity awards outside of its 2012 Plan as inducement grants for new hires. The Company was authorized to issue up to 3,000,000 shares for equity awards under its 2006 Performance Equity Plan (“2006 Plan”).  In March 2017, the 2006 Plan expired and no additional equity awards can be granted under the 2006 Plan.

Under the 2012 Plan, awards may be granted to participants in the form of non-qualified stock options, incentive stock options, restricted stock, deferred stock, restricted stock units and other stock-based awards. Subject to the provisions of the plans, awards may be granted to employees, officers, directors, advisors and consultants who are deemed to have rendered or are able to render significant services to the Company or its subsidiaries and who are deemed to have contributed or to have the potential to contribute to the Company’s success. The Company accounts for options under the fair value recognition standard. The application of this standard resulted in share-based compensation expense for the three months ended July 1, 2017 and July 2, 2016 of $189 and $91, respectively, and share-based compensation expense for the six months ended July 1, 2017 and July 2, 2016 of $274 and $218, respectively. Stock based compensation expense is included in selling, general and administrative expenses.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the table below. The Company uses the simplified method to estimate the expected term of the options, but used an estimate for grants of “plain vanilla” stock options based on a formula prescribed by the Securities and Exchange Commission. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Share-based compensation expense recognized in the consolidated financial statements is based on awards that are ultimately expected to vest.

As of July 1, 2017, there were 1,261,444 stock options outstanding and 376,780 unvested restricted shares outstanding.

During the six months ended July 1, 2017, the Company granted 390,500 stock options and granted 226,500 shares of restricted stock, respectively. The following table summarizes the weighted average assumptions used for stock options granted during the six months ended July 1, 2017 and July 2, 2016.

	2017	2016
Expected life (in years)	4.9	5.2
Risk-free interest rate	1.88%	1.61%
Volatility	71.4%	63.6%
Dividend yield	0%	0%
Forfeiture rate	22.6%	11.3%

As of July 1, 2017, there were no shares available to grant under the 2006 Plan and 1,222,216 shares available to grant under the 2012 Plan.

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

6.                                      WEIGHTED AVERAGE COMMON SHARES

Basic and diluted earnings or loss per share (“EPS”) is based upon the weighted average number of common shares outstanding during the period. Diluted weighted average number of common shares outstanding also included common stock equivalents such as stock options and restricted shares. The Company does not include the anti-dilutive effect of common stock equivalents in the calculation of dilutive common shares outstanding. The computation of diluted common shares for the three months ended July 1, 2017 excluded 1,259,756 stock options and 239,930 shares of restricted stock outstanding. The computation of diluted common shares for the six months ended July 1, 2017 excluded 1,254,506 stock options and 239,930 shares of restricted stock outstanding. The computation of diluted common shares for the three months ended July 2, 2016 excluded 1,437,240 stock options and 210,073 shares of restricted stock outstanding. The computation of diluted common shares for the six months ended July 2, 2016 excluded 1,437,240 stock options and 225,073 shares of restricted stock outstanding.

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

Overview

We are a premier infant and juvenile products company originally founded in 1985 and have publicly traded on the Nasdaq Stock Market since 2007 under the symbol “SUMR.” We are a leader in product innovation in the juvenile industry, providing parents and other caregivers a full range of high quality, high value products to care for babies and toddlers. We seek to improve the quality of life of caregivers, babies, and toddlers through our product offerings, while at the same time maximizing shareholder value over the long term.

We operate in one principal industry segment across geographically diverse marketplaces, selling our products globally to large, national retailers as well as independent retailers, and on our partners’ websites, and our own summerinfant.com website. In North America, our customers include Babies R Us, Amazon.com, Wal-Mart, Target, Buy Buy Baby, Home Depot, and Lowe’s. Our largest European-based customers are Argos, Amazon.com, Toys R Us, and Mothercare. We also sell through international distributors, representatives, and to select international retail customers in geographic locations where we do not have a direct sales presence.

We estimate the size of the juvenile products market to be $25 billion worldwide, with consumers focusing on quality, safety, innovation, and style. We believe we are positioned to capitalize on positive market trends in the juvenile products industry, including a predicted increase in U.S. birth rates over the next several years.

We continue to focus on our core product offerings, increasing awareness of our brands, strengthening and growing our existing relationships with our customers and suppliers, and improving our cost structure.  Net sales for the second quarter of 2017 increased 4.0% from the second quarter of 2016, we realized a significant improvement in gross margins, and reported an increase in net income in the second quarter of 2017. Sales increased due to an increase in seasonal product sales and gross margins improved from 32.0% to 32.9% due primarily to reduced program costs in the second quarter of 2017. As a result, we earned $541 of net income for the second quarter of 2017, or $0.03 per share, as compared to net income of $256 for the second quarter of 2016, or $0.01 per share.

Summary of Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates during the six months ended July 1, 2017 from our critical accounting policies and estimates disclosed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Results of Operations

	For the three months ended		For the six months ended
	(Unaudited)		(Unaudited)
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net sales	$52,579	$50,575	$99,919	$100,245
Cost of goods sold	35,263	34,374	67,314	68,318
Gross profit	17,316	16,201	32,605	31,927
General & administrative expenses	10,252	9,981	19,524	20,734
Selling expenses	4,220	3,901	8,131	7,817
Depreciation and amortization	1,041	1,160	2,097	2,316
Operating income	1,803	1,159	2,853	1,060
Interest expense, net	734	628	1,458	1,268
Income (loss) before provision (benefit) for income taxes	1,069	531	1,395	(208)
Provision (benefit) for income taxes	528	275	684	(131)
Net income (loss)	$541	$256	$711	$(77)

Three months ended July 1, 2017 compared with three months ended July 2, 2016

Net sales increased 4.0% from $50,575 for the three months ended July 2, 2016 to $52,579 for the three months ended July 1, 2017. The increase in net sales was primarily attributable to a $3,884 increase in safety product sales and a $588 increase in gear product sales partially offset by a $2,602 decrease in monitor sales and a $867 decrease in sales of our feeding products. The second quarter of our fiscal year now includes seasonal sales of recently-introduced, outdoor-oriented products such as our Pop n’ Play™ playards and Pop n’ Sit™ Boosters in our safety category and 3Dlite® strollers in our gear category. These increases were offset by lower sales of bottles in our feeding category due to production issues of our new Breeze™ bottle and our monitor products declined due to increased competition.

Cost of goods sold included the cost of the finished product from suppliers, duties on certain imported items, freight-in from suppliers, and miscellaneous charges. The components of cost of goods sold remained substantially the same for the quarter ended July 1, 2017 as compared to the quarter ended July 2, 2016.

Gross profit increased 6.9% from $16,201 for the quarter ended July 2, 2016 to $17,316 for the quarter ended July 1, 2017. Gross margin increased from 32.0% for the quarter ended July 2, 2016 to 32.9% for the quarter ended July 1, 2017. Gross profit and gross margin increased primarily due to $826 in reduced program costs partially offset by $201 in surcharges for TFT screens used in monitors due to a temporary supply shortage. We do not expect these surcharges to be material in future periods.

General and administrative expenses increased 2.7% from $9,981 for the quarter ended July 2, 2016 to $10,252 for the quarter ended July 1, 2017. General and administrative expenses decreased as a percent of sales from 19.7% for the quarter ended July 2, 2016 to 19.5% for the quarter ended July 1, 2017. The increase in dollars was primarily attributable to recording $493 of additional compensation expense under the company’s management incentive plan given the company’s financial performance for the first half of fiscal 2017 that was not achieved in the first half of fiscal 2016. The decrease in percent of net sales is due to higher sales for the three months ended July 1, 2017.

Selling expenses increased 8.2% from $3,901 for the quarter ended July 2, 2016 to $4,220 for the quarter ended July 1, 2017. Selling expenses also increased as a percent of sales from 7.7% for the quarter ended July 2, 2016 to 8.0% for the quarter ended July 1, 2017. The increase in dollars was primarily attributable to increased investment in consumer advertising and higher cooperative adversement expense on higher sales. The increase as a percent of sales was primarily attributable to increased investment in consumer advertising.

Depreciation and amortization decreased 10.3% from $1,160 in the quarter ended July 2, 2016 to $1,041 for the quarter ended July 1, 2017. The decrease in depreciation and amortization is attributable to a reduction in capital spending on an annualized basis.

Interest expense increased 16.9% from $628 in the quarter ended July 2, 2016 to $734 for the quarter ended July 1, 2017. Interest expense increased primarily as a result of higher average interest rates on similar debt balances on a year-over-year basis.

For the quarter ended July 2, 2016, we recorded a $275 tax provision on $531 of pretax income for the quarter, reflecting an estimated 51.8% tax rate for the quarter. For the quarter ended July 1, 2017, we recorded a $528 tax provision on $1,069 of pretax income for the quarter, reflecting an estimated 49.4% tax rate for the quarter. The high tax rate for both fiscal periods is attributable to certain non-deductible expenses in foreign jurisdictions.

Six months ended July 1, 2017 compared with six months ended July 2, 2016

Net sales of $99,919 for the six months ended July 1, 2017 were essentially flat with $100,245 for the six months ended July 2, 2016. Net sales for the six months ended July 1, 2017 reflected a $5,292 increase in safety product sales and a $711 increase in gear product sales partially offset by a $3,710 decrease in monitor sales, a $1,490 decrease in nursery product sales, and a $1,346 decrease in our feeding category of sales. Safety products increased due to higher sales of newly introduced gates, boosters, and potties. Gear product sales increased due to higher sales of our 3Dlite® strollers. Monitor sales decline due to increased competition, nursery declined due to lower sales of our SwaddleMe® products, and feeding declined due to production issues related to our new Breeze™ bottle.

Cost of goods sold included the cost of the finished product from suppliers, duties on certain imported items, freight-in from suppliers, and miscellaneous charges. The components of cost of sales remained substantially the same for the six months ended July 1, 2017 as compared to the six months ended July 2, 2016.

Gross profit increased 2.1% from $31,927 for the six months ended July 2, 2016 to $32,605 for the six months ended July 1, 2017. Gross margin increased from 31.8% for the six months ended July 2, 2016 to 32.6% for the six months ended July 1, 2017. Gross profit and gross margin increased primarily due to $1,051 in reduced program costs partially offset by $399 in surcharges for TFT screens used in monitors due to a temporary supply shortage. We do not expect these surcharges to be material in future periods.

General and administrative expenses decreased 5.8% from $20,734 for the six months ended July 2, 2016 to $19,524 for the six months ended July 1, 2017. General and administrative expense decreased as a percent of sales from 20.7% for the six months ended July 2, 2016 to 19.5% for the six months ended July 1, 2017. The decline in dollars and as a percent of net sales was primarily attributable to $2,141 of litigation costs in the six months ended July 2, 2016 that was not incurred in the six months ended July 1, 2017 as the litigation was settled in December 2016 partially offset by recording $493 of additional compensation expense under the company’s management incentive plan given the company’s financial performance for the first half of fiscal 2017 that was not achieved in the six months ended July 2, 2016.

Selling expenses increased 4.0% from $7,817 for the six months ended July 2, 2016 to $8,131 for the six months ended July 1, 2017. Selling expenses also increased as a percent of sales from 7.8% for the six months ended July 2, 2016 to 8.1% for the six months ended July 1, 2017. This increase in selling expense and as a percent of net sales was primarily attributable to increased investment in consumer advertising.

Depreciation and amortization decreased 9.5% from $2,316 for the six months ended July 2, 2016 to $2,097 for the six months ended July 1, 2017. The decrease in depreciation and amortization is attributable to reduced capital spending on an annualized basis.

Interest expense increased 15.0% from $1,268 for the six months ended July 2, 2016 to $1,458 for the six months ended July 1, 2017. Interest expense increased primarily as a result of higher average interest rates on similar debt balances on a year-over-year basis.

For the six months ended July 2, 2016, we recorded a $131 tax benefit on $208 of pretax loss for the period resulting in an estimated tax rate of 63.0% for the period.  For the six months ended July 1, 2017, we recorded a $684 tax provision on $1,395 of pretax income for the period resulting in an estimated tax rate of 49.0% for the period. The high tax rate for both fiscal periods is attributable to certain non-deductible expenses in foreign jurisdictions.

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

For the six months ending July 1, 2017, net cash provided by operating activities totaled $2,762. For the six months ending July 2, 2016, net cash provided by operating activities totaled $3,047. The decrease in net cash generated from operating activities for the six months ended July 1, 2017 as compared to the same period in the prior year is primarily attributable to increased working capital necessary for higher sales.

For the six months ended July 1, 2017, net cash used in investing activities was approximately $1,287. For the six months ended July 2, 2016, net cash used in investing activities was approximately $1,242.

For the six months ended July 1, 2017, net cash used by financing activities was $1,169. For the six months ended July 2, 2016, net cash used in financing activities was approximately $1,779. The decrease in net cash used in financing activities is primarily attributable to lower operating cash generated in the first six months of 2017 compared to the first six months of 2016.

Based primarily on the above factors, net cash increased for the six months ended July 1, 2017 by $415, resulting in a cash balance of approximately $1,414 at July 1, 2017 as compared to $1,147 at July 2, 2016.

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

However, if we are unable to meet our current financial forecast or to manage our selling, general and administrative costs and expenses and cannot raise additional funds or adjust our operations accordingly, we may not remain in compliance with the financial covenants required under our credit facility. Unforeseen circumstances, such as a worsening retail environment or deterioration in the business of a significant customer, could create a situation where we cannot access all of our available lines of credit due to not having sufficient assets or an inability to meet our financial covenants as required under our credit facility. There is no assurance that we will meet all of our financial or other covenants in the future, or that our lenders will grant waivers if there are covenant violations. In addition, should we need to raise additional funds through additional debt or equity financings, any sale of additional debt or equity securities may cause dilution to existing stockholders. If sufficient funds are not available or are not available on acceptable terms, our ability to address any unexpected changes in our operations could be limited. Furthermore, there can be no assurance that we will be able to raise such funds if and when they are required. Failure to obtain future funding when needed or on acceptable terms could materially adversely affect our results of operations.

Credit Facility

We are a party to an amended and restated loan and security agreement with Bank of America, N.A., as agent, providing for an asset-based credit facility, which was most recently amended in February 2017 (as amended, the “Credit Facility”).

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

As of July 1, 2017, the rate for base-rate loans was 5.25% and rate for LIBOR-rate loans was 3.75%. The amount outstanding on the Revolving Facility at July 1, 2017 was $37,675. Total borrowing capacity under the Revolving Facility at July 1, 2017 was $46,570 and borrowing availability was $8,895. The amounts outstanding on the Term Loan Facility and FILO Facility at July 1, 2017 were $5,500 and $2,500, respectively.

We were in compliance with the financial covenants under the Credit Facility as of July 1, 2017.

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

ITEM 4.                        Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as of July 1, 2017. Our principal executive officer and principal financial officer have concluded, based on this evaluation, that our controls and procedures were effective as of July 1, 2017.

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

Not applicable.

ITEM 6.               Exhibits

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Quarterly Report on Form 10-Q.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Summer Infant, Inc.

Date: August 2, 2017	By:	/s/ Mark Messner
Mark Messner
Chief Executive Officer (Principal Executive Officer)

Date: August 2, 2017	By:	/s/ William E. Mote, Jr.
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