Form 10-Q
period 2017-09-30
Summer Infant, Inc.
filed 2017-11-01
CIK 1314772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

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

As of November 1, 2017, there were 18,613,903 shares outstanding of the registrant’s Common Stock, $0.0001 par value per share.

Summer Infant, Inc.

Form 10-Q

		Page Number

Part I.	Financial Information

Item 1.	Condensed Consolidated Financial Statements (unaudited)	1

	Condensed Consolidated Balance Sheets as of September 30, 2017 (unaudited) and December 31, 2016	1

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2017 and October 1, 2016 (unaudited)	2

	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2017 and October 1, 2016 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2017 and October 1, 2016 (unaudited)	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	16

Part II.	Other Information	16

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Mine Safety Disclosures	16

Item 5.	Other Information	16

Item 6.	Exhibits	17

Signatures		19

Exhibit Index		18

PART I.  FINANCIAL INFORMATION

ITEM 1.                Condensed Consolidated Financial Statements (unaudited)

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

Note that all amounts presented in the table below are in thousands of U.S. dollars, except share and par value amounts.

	Unaudited
	September 30, 2017	December 31, 2016
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$761	$999
Trade receivables, net of allowance for doubtful accounts	31,230	34,137
Inventory, net	37,344	36,140
Prepaid and other current assets	1,447	1,737
TOTAL CURRENT ASSETS	70,782	73,013
Property and equipment, net	9,439	9,965
Other intangible assets, net	14,237	14,813
Deferred tax assets, net	3,900	3,848
Other assets	107	98
TOTAL ASSETS	$98,465	$101,737

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$25,111	$30,684
Accrued expenses	6,683	7,757
Current portion of long term debt	4,500	4,500
TOTAL CURRENT LIABILITIES	36,294	42,941
Long-term debt, less current portion and unamortized debt issuance costs	43,930	41,206
Other liabilities	2,856	2,770
TOTAL LIABILITIES	83,080	86,917

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.0001 par value, 1,000,000 authorized, none issued or outstanding at September 30, 2017 and December 31, 2016, respectively	—	—
Common Stock $0.0001 par value, authorized, issued and outstanding of 49,000,000, 18,885,552, and 18,613,903 at September 30, 2017 and 49,000,000, 18,778,266, and 18,506,617 at December 31, 2016, respectively	2	2
Treasury Stock at cost (271,649 shares at September 30, 2017 and December 31, 2016)	(1,283)	(1,283)
Additional paid-in capital	76,729	76,348
Accumulated deficit	(57,917)	(57,385)
Accumulated other comprehensive loss	(2,146)	(2,862)
TOTAL STOCKHOLDERS’ EQUITY	15,385	14,820
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$98,465	$101,737

See notes to condensed consolidated financial statements

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

Note that all amounts presented in the table below are in thousands of U.S. dollars, except share and per share amounts.

	Unaudited		Unaudited
	For the three months ended		For the nine months ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016

Net sales	$43,134	$48,552	$143,053	$148,797

Cost of goods sold	29,502	33,026	96,816	101,344

Gross profit	13,632	15,526	46,237	47,453

General & administrative expenses	10,536	9,735	30,060	30,469

Selling expense	3,117	3,667	11,248	11,484

Depreciation and amortization	1,023	1,127	3,120	3,443

Operating (loss) income	(1,044)	997	1,809	2,057

Interest expense, net	748	633	2,206	1,901

(Loss) income before income taxes	(1,792)	364	(397)	156

(Benefit) provision for income taxes	(549)	131	135	—

NET (LOSS) INCOME	$(1,243)	$233	$(532)	$156

Net (loss) income per share:

BASIC	$(0.07)	$0.01	$(0.03)	$0.01

DILUTED	$(0.07)	$0.01	$(0.03)	$0.01

Weighted average shares outstanding:

BASIC	18,606,427	18,465,749	18,557,175	18,424,484

DILUTED	18,606,427	18,581,824	18,557,175	18,454,926

See notes to condensed consolidated financial statements.

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive (Loss) Income

Note that all amounts presented in the table below are in thousands of U.S. dollars.

	Unaudited		Unaudited
	For the three months ended		For the nine months ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Net (loss) income	$(1,243)	$233	$(532)	$156
Other comprehensive income (loss):
Changes in foreign currency translation adjustments	383	(151)	716	(69)

Comprehensive (loss) income	$(860)	$82	$184	$87

See notes to condensed consolidated financial statements.

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Note that all amounts presented in the table below are in thousands of U.S. dollars.

	Unaudited
	For the nine months ended
	September 30, 2017	October 1, 2016
Cash flows from operating activities:

Net (loss) income	$(532)	$156

Adjustments to reconcile net (loss) income to net cash provided by operating activities:

Depreciation and amortization	3,150	3,495

Stock-based compensation expense	375	394

Bad debt expense	2,178	(107)

Changes in assets and liabilities:

Decrease in trade receivables	959	3,183

(Increase) decrease in inventory	(812)	4,345

Decrease in prepaids and other assets	246	27

(Decrease) in accounts payable and accrued expenses	(6,785)	(6,094)

Net cash (used in) provided by operating activities	(1,221)	5,399

Cash flows from investing activities:

Acquisitions of property and equipment	(2,011)	(1,631)

Net cash used in investing activities	(2,011)	(1,631)

Cash flows from financing activities:

Proceeds from exercise of stock options	6	—

Repayment of Term Loan Facility	(1,000)	(1,500)

Repayment of FILO facility	(1,250)	—

Net borrowings (repayment) on revolving facilities	4,974	(2,334)

Net cash provided by (used in) financing activities	2,730	(3,834)

Effect of exchange rate changes on cash and cash equivalents	264	154

Net (decrease) increase in cash and cash equivalents	(238)	88

Cash and cash equivalents, beginning of period	999	923

Cash and cash equivalents, end of period	$761	$1,011

Supplemental disclosure of cash flow information:

Cash paid for interest	$1,684	$1,624

Cash paid for income taxes	$25	$241

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts represents adjustments to customer trade accounts receivable for amounts deemed uncollectible. The allowance for doubtful accounts increases general and administrative expenses and reduces gross trade receivables to their estimated net realizable value. The allowance is based on our assessment of the business environment, customers’ financial condition, historical trends, customer payment practices, receivable aging and customer disputes. The allowance for doubtful accounts was $2,241 at September 30, 2017 and $63 at December 31, 2016. We will continue to proactively review our credit risks and adjust customer terms to reflect the current environment.

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

Net (Loss) Income Per Share

Basic (loss) earnings per share for the Company are computed by dividing net (loss) income by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share includes the dilutive impact of outstanding stock options and unvested restricted shares.

Translation of Foreign Currencies

All assets and liabilities of the Company’s foreign subsidiaries, each of whose functional currency is in its local currency, are translated into U.S. dollars at the exchange rate in effect at the end of the quarter and the income and expense accounts of these affiliates have been translated at average rates prevailing during each respective quarter. Resulting translation adjustments are made to a separate component of stockholders’ equity within accumulated other comprehensive (loss) income. Foreign exchange transaction gains and losses are included in the accompanying interim, condensed consolidated statement of operations.

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

2.                                      DEBT

Credit Facilities

In April 2015, Summer Infant, Inc. and its wholly owned subsidiary, Summer Infant (USA), Inc. (“Summer USA”), entered into an amended and restated loan and security agreement with Bank of America, N.A., as agent, providing for an asset-based credit facility. The amended and restated credit facility replaced the Company’s prior credit facility with Bank of America. The amended and restated credit facility was subsequently amended in December 2015 and May 2016 to (i) modify the interest rate under each of the Revolving Facility, FILO Facility and Term Loan Facility (each as defined below), (ii) modify the maximum leverage ratio financial covenant; (iii) amend the definition of EBITDA with respect to certain fees and expenses included within the definition; (iv) modify certain reporting requirements and (v) remove the occurrence of an event having a material adverse effect on the Company as an event of default.  In February 2017, Summer Infant, Inc. and Summer USA entered into an amendment and waiver to the credit facility pursuant to which the lenders waived the existing delivery date by which the Company must deliver projections for the 2017 fiscal year, and extended the date to March 1, 2017, and certain amendments were made to provide additional flexibility to the Company during fiscal 2017, including (i) amending the definitions of “Availability,” “Availability Reserve” and “Eligible Account”; (ii) amending the definition of EBITDA with respect to bonus payments and certain fees and expenses that can be added back to the calculation of EBITDA; and (iii) amending the definition of “Fixed Charges” and revised the maximum leverage ratio financial covenant to be maintained as of the end of each fiscal quarter (as amended, the “Credit Facility”). As discussed in Note 7, on October 16, 2017, the Company entered into a fourth amendment to the Credit Facility.

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

As of September 30, 2017, the rate on base-rate loans was 5.25% and the rate on LIBOR-rate loans was 3.875%. The amount outstanding on the Revolving Facility at September 30, 2017 was $41,464. Total borrowing capacity under the Revolving Facility at September 30, 2017 was $45,014  and borrowing availability was $3,550. The borrowing capacity and borrowing availability reflect the results of the October 16, 2017 amendment to the Credit Facility. The amounts outstanding on the Term Loan Facility and FILO Facility at September 30, 2017 were $5,500 and $2,500, respectively.

Aggregate maturities of bank debt related to the Credit Facility:

Fiscal Year ending:
2017	1,750
2018	3,250
2019	2,000
2020	$42,464
Total	$49,464

Unamortized debt issuance costs were $1,034 at September 30, 2017 and $1,226 at December 31, 2016, and are presented as a direct deduction of long-term debt on the consolidated balance sheets.

3.                                      INTANGIBLE ASSETS

Intangible assets consisted of the following:

	September 30,	December 31,
	2017	2016

Brand names	$11,819	$11,819
Patents and licenses	3,766	3,766
Customer relationships	6,946	6,946
Other intangibles	1,882	1,882
	24,413	24,413
Less: Accumulated amortization	(10,176)	(9,600)
Intangible assets, net	$14,237	$14,813

The amortization period for the majority of the intangible assets ranges from 5 to 20 years for those assets that have an estimated life; certain of the assets have indefinite lives (brand names). Total of intangibles not subject to amortization amounted to $8,400 as of September 30, 2017 and December 31, 2016.

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

Under the 2012 Plan, awards may be granted to participants in the form of non-qualified stock options, incentive stock options, restricted stock, deferred stock, restricted stock units and other stock-based awards. Subject to the provisions of the plans, awards may be granted to employees, officers, directors, advisors and consultants who are deemed to have rendered or are able to render significant services to the Company or its subsidiaries and who are deemed to have contributed or to have the potential to contribute to the Company’s success. The Company accounts for options under the fair value recognition standard. The application of this standard resulted in share-based compensation expense for the three months ended September 30, 2017 and October 1, 2016 of $100 and $176, respectively, and share-based compensation expense for the nine months ended September 30, 2017 and October 1, 2016 of $375 and $394, respectively. Stock based compensation expense is included in selling, general and administrative expenses.

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

As of September 30, 2017, there were 1,078,726 stock options outstanding and 448,516 unvested restricted shares outstanding.

During the nine months ended September 30, 2017, the Company granted 390,500 stock options and granted 234,000 shares of restricted stock, respectively. The following table summarizes the weighted average assumptions used for stock options granted during the nine months ended September 30, 2017 and October 1, 2016.

	2017	2016
Expected life (in years)	4.9	5.3
Risk-free interest rate	1.9%	1.6%
Volatility	71.4%	64.0%
Dividend yield	0%	0%
Forfeiture rate	22.6%	11.6%

As of September 30, 2017, there were no shares available to grant under the 2006 Plan and 1,336,083 shares available to grant under the 2012 Plan.

Restricted Stock Units

On July 13, 2016, the Company granted 100,000 performance-based restricted stock units to its new Chief Executive Officer. The RSUs represent the right to receive shares of the Company’s common stock upon achievement of specified performance metrics, and only vest if such performance metrics are achieved for fiscal year 2017 and fiscal year 2018. The RSUs expire if the performance metrics are not achieved or if employment is terminated. The fair value of the RSUs will be recognized as it is earned and when it is probable that the performance conditions will be met. The Company has not recognized any compensation expense related to this award.

6.                                      WEIGHTED AVERAGE COMMON SHARES

Basic and diluted earnings or loss per share (“EPS”) is based upon the weighted average number of common shares outstanding during the period. Diluted weighted average number of common shares outstanding also included common stock equivalents such as stock options and restricted shares. The Company does not include the anti-dilutive effect of common stock equivalents in the calculation of dilutive common shares outstanding. The computation of diluted common shares for the three and nine months ended September 30, 2017 excluded 1,078,726 stock options and 348,516 shares of restricted stock outstanding. The computation of diluted common shares for the three months ended October 1, 2016 excluded 1,109,294 stock options and 179,907 shares of restricted stock outstanding. The computation of diluted common shares for the nine months ended October 1, 2016 excluded 1,267,594 stock options and 270,807 shares of restricted stock outstanding.

7.                                      SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing date of this Quarterly Report and determined that no subsequent events occurred that would require recognition in the consolidated financial statements or disclosure in the notes thereto, except the following.

On October 16, 2017, Summer Infant, Inc. and its subsidiaries, Summer Infant (USA), Inc., Summer Infant Canada, Limited and Summer Infant Europe Limited, entered into an amendment and waiver (the “Loan Amendment”) to the Credit Facility with Bank of America, N.A., as agent (the “Agent”), and certain financial institutions party to the agreement from time to time as lenders.  Pursuant to the Loan Amendment, the lenders waived any violations of the Credit Facility that may have occurred as a result of overadvances made to the Company following the bankruptcy filing by Toys R Us.  The Loan Amendment also amended certain provisions of the Credit Facility, including amendments to (i) the definition of EBITDA with respect to payments owed to the Company from Toys “R” Us accounts prior to September 18, 2017 that can be added back to the calculation of EBITDA; (ii) the definition of Eligible Account in order to (A) increase the amount of eligible accounts owing from Walmart or Amazon and (B) to permit the Agent, in its discretion, to include Toys R Us accounts as Eligible Accounts; and (iii) the definition of “Revolver Borrowing Base” to include a temporary overadvance amount to be added into the calculation of the Revolver Borrowing Base.  The Loan Amendment also amended the covenant regarding the maximum leverage ratio for the fiscal quarters ending September 30 and December 30, 2017.

ITEM 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking information and statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All forward-looking statements included in this document are based on information available to us on the date hereof. It is important to note that our actual results could differ materially from those projected in such forward-looking statements contained in this Quarterly Report on Form 10-Q. These forward-looking statements include statements concerning our expectations regarding expected sales to Babies R Us and the impact of the Toys R Us bankruptcy filing on future results;  our business strategy and future growth and profitability; our ability to deliver high quality, innovative products to the marketplace; our ability to maintain and build upon our existing customer and supplier relationships; our expected cash flow and liquidity for the next 12 months; and our ability to build awareness of our core brands. These statements are based on current expectations that involve numerous risks and uncertainties.  These risks and uncertainties include the concentration of our business with retail customers; the financial status of our customers and their ability to pay us in a timely manner; our ability to introduce new products or improve existing products that satisfy consumer preferences; our ability to develop new or improved products in a timely and cost-efficient manner; our ability to compete with larger and more financially stable companies in our markets; our ability to comply with financial and other covenants in our debt agreements; our dependence on key personnel; our reliance on foreign suppliers and potential disruption in foreign markets in which we operate; increases in the cost of raw materials used to manufacture our products; compliance with safety and testing regulations for our products; product liability claims arising from use of our products; unanticipated tax liabilities; an impairment of other intangible assets; and other risks as detailed in our Annual Report on Form 10-K for the year ended December 31, 2016, this Quarterly Report on Form 10-Q, and subsequent filings with the Securities and Exchange Commission. All these matters are difficult or impossible to predict accurately, many of which may be beyond our control. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate.

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

We operate in one principal industry segment across geographically diverse marketplaces, selling our products globally to large, national retailers as well as independent retailers, and on our partners’ websites, and our own summerinfant.com website. In North America, our customers include Amazon.com, Wal-Mart, Babies R Us, Target, Buy Buy Baby, Home Depot, and Lowe’s. Our largest European-based customers are Argos, Amazon.com, Toys R Us, and Mothercare. We also sell through international distributors, representatives, and to select international retail customers in geographic locations where we do not have a direct sales presence.

We estimate the size of the juvenile products market to be $25 billion worldwide, with consumers focusing on quality, safety, innovation, and style. We believe we are positioned to capitalize on positive market trends in the juvenile products industry, including a predicted increase in U.S. birth rates over the next several years.

In September 2017, Toys R Us, Inc. (“TRU”), the owner of Babies R Us, one of our key retail customers, filed for bankruptcy in order to reorganize its business.  As discussed further below, the bankruptcy filing had a direct impact on our results for the third quarter of 2017.

Net sales declined by $5,418 or 11.2% as compared to the prior year quarter, primarily as a result of a $4,078 reduction in sales to Babies R Us, including $2,310 of delayed shipments in the last few weeks of the quarter, as well as lower monitor category sales due to increased competition.  Gross margins for the quarter were 31.6% as compared to 32.0% in the prior year quarter, primarily due to higher than expected inventory obsolescence and demurrage costs.  General and administrative expenses increased by $801 or 8.2% for the three months ended September 30, 2017 due to a $2,120 charge to increase our allowance for bad debts due to the TRU bankruptcy filing. Selling expenses declined by 15.0% during the three months ended September 30, 2017 due mainly to lower sales levels and customer mix in cooperative advertisement costs. We ended the quarter with a net loss of $1,243, or $0.07 per share, compared to a net income of $233, or $0.01 per share, in the third quarter of 2016.

Our company has a long-standing relationship with Babies R Us.  Over the past several years, due largely to pressures on the retail industry from online competition, we have seen a decline in sales from traditional brick-and-mortar retailers to online sales and adapted our business to capitalize on this change and shift sales to growth areas.  As a result of this shift in strategy, our sales to Babies R Us have declined from 27% of total net sales in 2014 to 20% of total net sales in 2016, while sales to Amazon increased from 11% of total net sales in 2014 to 20% of total net sales in 2016.

While we are still assessing the long-term impact of the TRU bankruptcy on our business, the third quarter sales and operating cash flow were directly impacted as a result of the TRU bankruptcy.  We also recorded a $2.1 million increase in our allowance for doubtful accounts related to pre-petition accounts receivable from Babies R Us.  As a result of the bankruptcy, accounts receivable from TRU were no longer considered eligible accounts for purposes of our Credit Facility.  On October 16, 2017, we entered into an amendment to the Credit Facility to address the impact of the TRU bankruptcy on availability under our Credit Facility and the maximum leverage ratio covenant for the quarters ended September 30, 2017 and the 2017 fiscal year as discussed below under Liquidity and Capital Resources.

We began receiving orders from Babies R Us again in October 2017 on the same payment terms as prior to the bankruptcy filing and, based on current information, expect that we will meet our forecast for sales to Babies R Us in the fourth quarter.  We cannot predict if or when we may recover any pre-petition amounts owed to us from Babies R Us.  TRU has obtained approval from the bankruptcy court to make up to an aggregate of $325 million in payments on pre-petition debt to identified critical vendors, though TRU is not required to make these payments.  In order to receive payments on pre-petition debt, critical vendors must enter into a trade agreement, pursuant to which the vendor agrees to maintain substantially the same payment terms with TRU as existed prior to the filing of the bankruptcy and to continue to supply TRU.  If we are identified as a critical vendor, we may be able to collect some or all of the pre-petition amounts owed to us.  However, there is no guarantee that TRU will elect to treat us as a critical vendor or make payments on the pre-petition amounts owed to us. We have taken appropriate actions in connection with the bankruptcy to maximize the potential for the recovery of some if not all of the amounts owed to us from TRU, however it is anticipated that the bankruptcy process will be lengthy and we cannot predict when or if we will recover any pre-petition amounts owed to us from TRU.

Summary of Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2017 from our critical accounting policies and estimates disclosed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Results of Operations

	For the three months ended		For the nine months ended
	(Unaudited)		(Unaudited)
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Net sales	$43,134	$48,552	$143,053	$148,797
Cost of goods sold	29,502	33,026	96,816	101,344
Gross profit	13,632	15,526	46,237	47,453
General & administrative expense	10,536	9,735	30,060	30,469
Selling expense	3,117	3,667	11,248	11,484
Depreciation and amortization	1,023	1,127	3,120	3,443
Operating (loss) income	(1,044)	997	1,809	2,057
Interest expense, net	748	633	2,206	1,901
(Loss) income before income taxes	(1,792)	364	(397)	156
(Benefit) provision for income taxes	(549)	131	135	—
Net (loss) income	$(1,243)	$233	$(532)	$156

Three Months ended September 30, 2017 compared with Three Months ended October 1, 2016

Net sales declined 11.2% from $48,552 for the three months ended October 1, 2016 to $43,134 for the three months ended September 30, 2017. The decrease is primarily due to a $4,078 reduction in sales to Babies R Us, including $2,310 of delayed orders as a result of the TRU bankruptcy filing which also contributed to a $5,526 decrease in monitor sales due to increased competition. These declines were partially offset by $891 increase in safety product sales and a $494 increase in sales of our 3Dlite® strollers. Safety products increased due to higher sales of newly introduced boosters and potties.

Cost of goods sold included the cost of the finished product from suppliers, duties on certain imported items, freight-in from suppliers, and miscellaneous charges. The components of cost of goods sold remained substantially the same for the quarter ended September 30, 2017 as compared to the quarter ended October 1, 2016.

Gross profit decreased 12.2% from $15,526 for the quarter ended October 1, 2016 to $13,632 for the quarter ended September 30, 2017. Gross margin decreased from 32.0% for the quarter ended October 1, 2016 to 31.6% for the quarter ended September 30, 2017. Gross profit decreased primarily due to lower sales. Gross margin declined primarily due to $201 of higher inventory obsolescence charges and $109 of temporary demurrage costs.

General and administrative expenses increased 8.2% from $9,735 for the quarter ended October 1, 2016 to $10,536 for the quarter ended September 30, 2017. General and administrative expenses also increased as a percent of net sales from 20.1% for the quarter ended October 1, 2016 to 24.4% for the quarter ended September 30, 2017.  The increase in dollars is primarily attributable to a $2,120 charge to increase our allowance for bad debts due to the TRU bankruptcy filing partially offset by the reversal of $483 in compensation expense recorded in the three months ended July 1, 2017 for the company’s management incentive plan. The increase in percent of net sales is primarily due to lower sales and the charge to increase our allowance for bad debts.

Selling expenses decreased 15.0% from $3,667 for the quarter ended October 1, 2016 to $3,117 for the quarter ended September 30, 2017. Selling expenses also decreased as a percent of net sales from 7.6% for the quarter ended October 1, 2016 to 7.2% for the quarter ended September 30, 2017. The decrease in selling expense was primarily attributable to lower sales and customer mix in cooperative advertisement costs. The decrease in selling expense as a percent of net sales was primarily attributable to customer mix in cooperative advertisement costs offset by $161 higher consumer advertisement costs.

Depreciation and amortization decreased 9.2% from $1,127 in the quarter ended October 1, 2016 to $1,023 for the quarter ended September 30, 2017. The decrease in depreciation is attributable to a reduction in capital investment over several years.

Interest expense increased 18.2% from $633 in the quarter ended October 1, 2016 to $748 for the quarter ended September 30, 2017. Interest expense increased primarily as a result of higher average interest rates.

For the quarter ended September 30, 2017, we recorded a $549 tax benefit on $1,792 of pretax loss, reflecting an estimated 30.6% tax rate for the quarter. For the quarter ended October 1, 2016, we recorded a $131 tax provision on $364 of pretax income for the quarter, reflecting an estimated 36.0% tax rate for the quarter.

Nine Months ended September 30, 2017 compared with Nine Months ended October 1, 2016

Net sales decreased 3.9% from $148,797 for the nine months ended October 1, 2016 to $143,053 for the nine months ended September 30, 2017. The decrease is primarily due to a reduction in sales of $7,396 to Babies R Us, including the delay of $2,310 of orders during the last three weeks of the third quarter as a result of the TRU bankruptcy filing which also contributed to a $9,216 decrease in monitor sales due to increased competition, and a $1,934 decrease in sales of our feeding category primarily due to production issues with our Breeze™ bottle. These declines were partially offset by $6,092 increase in safety product sales and a $3,078 increase in sales of our 3Dlite® strollers. Safety products increased due to higher sales of newly introduced gates, boosters, and potties.

Cost of goods sold included the cost of the finished products from suppliers, duties on certain imported items, freight-in from suppliers, and miscellaneous charges. The components of cost of sales remained substantially the same for the nine months ended September 30, 2017 as compared to the nine months ended October 1, 2016.

Gross profit decreased 2.6% from $47,453 for the nine months ended October 1, 2016 to $46,237 for the nine months ended September 30, 2017. Gross margin increased from 31.9% for the nine months ended October 1, 2016 to 32.3% for the nine months ended September 30, 2017.  Gross profit decreased primarily due to lower sales. Gross margin improved primarily due to mix of products sold offset by $369 higher inventory obsolescence charges.

General and administrative expenses decreased 1.3% from $30,469 for the nine months ended October 1, 2016 to $30,060 for the nine months ended September 30, 2017. General and administrative expense increased as a percent of net sales from 20.5% for the nine months ended October 1, 2016 to 21.0% for the nine months ended September 30, 2017. The decrease in expenses was primarily due to $2,239 of litigation costs in the nine months ended October 1, 2016 that was not incurred in the nine months ended September 30, 2017 as the litigation was settled in December 2016.  This was partially offset by a $2,120 charge to increase our allowance for bad debts due to the TRU bankruptcy filing in the nine months ended September 30, 2017. The increase in percent of net sales is primarily due to lower sales.

Selling expenses decreased 2.1% from $11,484 for the nine months ended October 1, 2016 to $11,248 for the nine months ended September 30, 2017. Selling expense increased as a percent of net sales from 7.7% for the nine months ended October 1, 2016 to 7.9% for the nine months ended September 30, 2017. The decrease in selling expense was primarily attributable to lower sales and customer mix in cooperative advertisement costs. The increase in selling expenses as a percent of net sales was primarily attributable to $542 higher consumer advertisement costs.

Depreciation and amortization decreased 9.4% from $3,443 in the nine months ended October 1, 2016 to $3,120 for the nine months ended September 30, 2017. The decrease in depreciation and amortization is attributable to reduced capital spending over several years.

Interest expense increased 16.0% from $1,901 in the nine months ended October 1, 2016 to $2,206 for the nine months ended September 30, 2017. Interest expense increased primarily as a result of higher average interest rates.

For the nine months ended October 1, 2016, we recorded no tax provision or benefit on $156 of pretax income. For the nine months ended September 30, 2017, we recorded a tax provision of $135 on $397 of pretax loss. The tax provision on pretax loss for the nine months ending September 30, 2017 is attributable to certain permanent non-deductible expenses in foreign jurisdictions.

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

For the nine months ended September 30, 2017, net cash used by operating activities totaled $1,221. For the nine months ended October 1, 2016, net cash provided by operating activities totaled $5,399. For the nine months ended September 30, 2017 net income was impacted by lower sales in the third quarter and cash was used to reduce accounts payable and accrued expenses. For the nine months ended October 1, 2016, we generated cash from net income and reduced inventory while paying down accounts payable and accrued expenses.

For the nine months ended September 30, 2017, net cash used in investing activities was approximately $2,011. For the nine months ended October 1, 2016, net cash used in investing activities was approximately $1,631.

For the nine months ended September 30, 2017, net cash provided by financing activities was approximately $2,730.  For the nine months ended October 1, 2016, net cash used in financing activities was approximately $3,834. Net cash provided by financing activities was used to fund investing activities and operating activities for the first nine months of 2017. In the first nine months of 2016, cash from operating activities was used to pay down bank debt.

Based primarily on the above factors, net cash decreased for the nine months ended September 30, 2017 by $238, resulting in a cash balance of approximately $761 at September 30, 2017 as compared to $1,011 at October 1, 2016.

Capital Resources

In addition to operating cash flow, we also rely on our asset-based revolving credit facility with Bank of America, N.A. to meet our financing requirements, which are subject to changes in our inventory and account receivable levels. We regularly evaluate market conditions, our liquidity profile, and various financing alternatives for opportunities to enhance our capital structure. If market conditions are favorable, we may refinance our existing debt or issue additional securities. Based on past performance and current expectations, we believe that our anticipated cash flow from operations and availability under our existing credit facility are sufficient to fund our working capital, capital expenditures and debt service requirements for at least the next 12 months.  Our future capital requirements will depend on many factors, including our rate of sales growth, ability to introduce new products and expand offerings in current product categories and expenses associated with positioning our company for future growth, all of which are subject to uncertainty.

If we are unable to meet our current financial forecast or to manage our selling, general and administrative costs and expenses and cannot raise additional funds or adjust our operations accordingly, we may not remain in compliance with the financial covenants required under our credit facility. Unforeseen circumstances, including circumstances that may be outside of our control, such as a worsening retail environment or deterioration in the business of a significant customer, such as experienced with the TRU bankruptcy filing, could create a situation where we cannot access all of our available lines of credit due to not having sufficient assets or an inability to meet our financial covenants as required under our credit facility. There is no assurance that we will meet all of our financial or other covenants in the future, or that our lenders will grant waivers if there are covenant violations.

To the extent our current and anticipated future sources of liquidity are insufficient to fund our future business activities and growth strategy, we may seek to raise additional funds through public or private offerings of debt or equity securities.   We have a “shelf” registration statement on Form S-3 on file with the SEC, which allows us at any time to offer debt and equity securities in an amount of up to one-third of our public float in a 12-month period.  Any sale of debt or equity securities may cause dilution to existing stockholders. If sufficient funds are not available or are not available on acceptable terms, our ability to address any unexpected changes in our operations could be limited. Furthermore, there can be no assurance that we will be able to raise such funds if and when they are required. Failure to obtain future funding when needed or on acceptable terms could materially adversely affect our results of operations.

Credit Facilities

We are a party to an amended and restated loan and security agreement with Bank of America, N.A., as agent, providing for an asset-based credit facility (as amended to date, the “Credit Facility”).  On October 16, 2017, we entered into an amendment and waiver to the Credit Facility (the “Loan Amendment”).  Pursuant to the Loan Amendment, the lenders waived any violations of the Credit Facility that may have occurred as a result of overadvances made to the Company following the bankruptcy filing by Toys R Us.  The Loan Amendment also amended certain provisions of the Credit Facility, including amendments to (i) the definition of EBITDA with respect to payments owed to the Company from Toys “R” Us accounts prior to September 18, 2017 that can be added back to the calculation of EBITDA; (ii) the definition of Eligible Account in order to (A) increase the amount of eligible accounts owing from Walmart or Amazon and (B) to permit the Agent, in its discretion, to include Toys R Us accounts as Eligible Accounts; and (iii) the definition of “Revolver Borrowing Base” to include a temporary overadvance amount to be added into the calculation of the Revolver Borrowing Base.  The Loan Amendment also amended the covenant regarding the maximum leverage ratio for the fiscal quarters ending September 30 and December 30, 2017.

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

As of September 30, 2017, the rate for base-rate loans was 5.25% and rate for LIBOR-rate loans was 3.875%.  The amount outstanding on the Revolving Facility at September 30, 2017 was $41,464. Total borrowing capacity under the Revolving Facility at September 30, 2017 was $45,014 and borrowing availability was $3,550. The borrowing capacity and borrowing availability reflect the results of the October 16, 2017 amendment to the Credit Facility. The amounts outstanding on the Term Loan Facility and FILO Facility at September 30, 2017 were $5,500 and $2,500, respectively.

We were in compliance with the financial covenants under the Credit Facility as of September 30, 2017.

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

ITEM 4.                        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as of September 30, 2017.  Our Chief Executive Officer and Chief Financial Officer have concluded, based on this evaluation, that our controls and procedures were effective as of September 30, 2017.

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

ITEM 1A.               Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, except as set forth below.

Liquidity problems or bankruptcy of our key retail customers, including the bankruptcy of Toys R Us, could have a significant adverse effect on our business, financial condition, and results of operations.

A significant portion of our revenue is with key retail customers.  Due to the current pressure on traditional brick-and-mortar retailers, there is increased risk that retailers will suffer material losses or file for a petition for bankruptcy.  For example, Toys R Us, the owner of Babies R Us, a key customer of the Company, filed for bankruptcy protection in September 2017.  The sales we make to these retail customers are typically made on credit without collateral.  When a customer files for bankruptcy, our pre-petition accounts receivable may not be realized and post-petition orders reduced or cancelled.  The bankruptcy laws may severely limit our ability to collect pre-petition accounts receivable.  With respect to the Toys R Us bankruptcy, we have recorded a bad debt allowance of $2.1 million, representing our current estimate of the pre-petition accounts receivable owed to us from Toys R Us that may be uncollectable.  If key customers, including Toys R Us, were to cease doing business as a result of bankruptcy, or significantly reduce the number of stores operated, it could have a significant adverse effect on our business, financial condition, and results of operations, including our ability to access availability under our credit facility.

ITEM 2.                        Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3.                        Defaults Upon Senior Securities

None.

ITEM 4.                        Mine Safety Disclosures

Not applicable.

ITEM 5.                        Other Information.

None.

ITEM 6.                        Exhibits

The exhibits listed in the Exhibit Index immediately preceding the signature page hereto are filed as part of this Quarterly Report on Form 10-Q.

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

Summer Infant, Inc.

Date: November 1, 2017	By:	/s/ Mark Messner
Mark Messner
Chief Executive Officer (Principal Executive Officer)

Date: November 1, 2017	By:	/s/ William E. Mote, Jr.
William E. Mote, Jr.
Chief Financial Officer
(Principal Financial and Accounting Officer)