Form 10-K
period 2017-12-30
Summer Infant, Inc.
filed 2018-02-20
CIK 1314772

Use these links to rapidly review the document

INDEX TO FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2017
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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer a smaller reporting company, or emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒ Emerging growth company ☐

         If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates as of June 30, 2017, was $15.4 million. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

         The number of shares issued and outstanding of the registrant's common stock as of February 19, 2018 was 18,629,737 (excluding unvested restricted shares that have been issued to employees).

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Proxy Statement for its 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

        When used in this report, the terms "Summer," the "Company," "we," "us," and "our" mean Summer Infant, Inc. and its subsidiaries. Note that all dollar amounts in Part I are in thousands of U.S. dollars unless otherwise noted.

Item 1.    Business

Overview

        We are an infant and juvenile products company originally founded in 1985 and have publicly traded on the Nasdaq Stock Market since 2007 under the symbol "SUMR." We are a leader in product innovation in the juvenile industry, providing parents and caregivers a full range of high-quality, high-value products to care for babies and toddlers. We seek to improve the quality of life of parents, caregivers, and babies through our product offerings, while at the same time maximizing shareholder value over the long term.

        We operate in one principal industry segment across geographically diverse marketplaces, selling our products globally to large, national retailers as well as independent retailers, and on our partner's websites and our own summerinfant.com website. In North America, our customers include Amazon.com, Wal-Mart, Babies R Us, Target, Buy Buy Baby, Home Depot, and Lowe's. Our largest European-based customers are Argos, Amazon, Toys R Us, and Mothercare. We also sell through international distributors, representatives, and to select international retail customers in geographic locations where we do not have a direct sales presence.

        We estimate the size of the juvenile products market to be $25.5 billion worldwide, with consumers focusing on quality, safety, innovation, and style. We believe we are positioned to capitalize on positive market trends in the juvenile products industry.

Strategic Priorities

        We aim to be a leading global juvenile products company that provides a full range of innovative, high-quality, high-value products that meet the demands of parents and caregivers. As we enter 2018, our focus is on developing and launching new products while sustaining our core range of products, building our brands, strengthening our key customer relationships and supporting a roadmap for sustainable growth in 2018 and beyond. Our management team will continue to execute on the key strategic priorities that we believe will fuel our future growth:

  •
  Continuously strive for differentiated innovation.  We continuously seek to create differentiated, innovative products that appeal to consumers who increasingly demand high-quality, long-lasting, products that make family life easier, safer, and more fun. We pride ourselves as leaders of innovation within the juvenile products industry. We strive to deliver innovation in various ways based upon product category. We endeavor to provide simple design innovation in potties, innovative convenience features in bath and strollers, new technology in our baby video monitors, and innovative, safe-sleep solutions within our SwaddleMe® branded product line. Our new Baby Pixel™ 5.0 Inch Touchscreen Color Video Monitor features a pioneering, patent-pending new technology, SleepZone™ Virtual Boundary, that senses baby's movement and alerts parents when the safety boundary is breached. In 2017, we also introduced a new bath product that we believe is the only one of its kind in the market, the My Bath Seat™, which provides a helping hand to parents at bath time.

  •
  Increase brand awareness and digital marketing.  In 2018, we expect to take a digital-first approach to marketing communications and brand development. We have begun implementing online marketing, marketing automation, social publishing/listening, and digital analytics tools to allow us to communicate more effectively with consumers of our products and understand what is important to them. We will focus our brand marketing efforts with a consistent, integrated communications plan to amplify our message, maximize marketing investments, which we expect to help drive sales. In addition, we also will renew our focus on online merchandising to drive conversion rates both in-store and online, as a majority of consumers research products online before buying—either at retail or through ecommerce.

  •
  Operational efficiencies.  We continue to refine our operating model as we bring more focus to our strategic priorities. These initiatives include SKU rationalization, warehouse efficiency, doing more direct import business as we emphasize core growth categories, and evaluating the level of drop ship partnerships going forward. We also expect to continue to improve our analytic and forecasting capabilities, product development process, and management of working capital in 2018.

  •
  Maintain and grow our partnerships.  We have strong partnerships with our suppliers in the U.S. and Asia. We believe that our flexibility to develop products that are consumer preferred and cost-efficient gives us a competitive advantage in meeting our customer demands. We have long-standing relationships with our brick and mortar and our e-commerce retail customers in the U.S. We value these relationships and will continue to focus on strengthening them to increase our presence in stores and online. We continue to develop our relationships outside the U.S. to expand our business internationally. We have focused our efforts on growing our European, Canadian and Asian market presence by expanding our customer base and establishing new distributor relationships. We see our international business as having significant potential for growth and expansion.

        By focusing on these key strategic priorities, we expect to drive future sales growth, improve profitability and return on capital, and further develop and strengthen our relationships with our suppliers, our customers and the consumers who use our products.

Products

        We currently market over 1,100 products in several product categories including monitoring, safety, nursery, baby gear, and feeding products. We market our core products, under our Summer Infant®, SwaddleMe®, and Born Free® brand names. No single product generated more than 10% of sales for the fiscal year ended December 30, 2017 ("fiscal 2017").

        Anchor products in our product categories include the following:

Monitoring	Safety	Nursery	Baby Gear	Feeding Products
Video	Gates	Swaddle	Strollers	Bottles
Audio	Bath	Travel Accessories	Bassinets	Drinking Cups
Prenatal	Potties	Safe Sleep	High Chairs	Bibs & Placemats
	Boosters	Soothers	Playards	Feeding Accessories
	Positioners	Sleep Aides		Pacifiers

Monitoring

        Our monitors were first introduced in 2001 and are distinguished by ease of use, and innovative features. Currently, we offer audio and video monitors, and a new wearable audio monitor marketed under the Summer Infant® brand. Our monitors have led the way in innovation within the category and feature high-quality components, intended to fulfill the desire for consumers to connect with baby at any time or place. In fiscal 2017, we launched a new line of baby video monitors that introduced innovative features while including quality improvements in picture quality, battery life, and range. We expect to gain incremental shelf space with additional, new innovative monitors, including the just-launched Baby Pixel™ with patent-pending new technology, SleepZone™ Virtual Boundary.

Safety

        Our safety line encompasses gates, bedrails, baby proofing, potties, bath, positioners, boosters, and infant health. We believe that we are a North American market leader in the gate category, with a product range of over 30 gates. Our line of gates offer versatility that covers use in home, ease of installation, and aesthetically pleasing designs. In fiscal 2017, we introduced a new line of gates that are on trend with home décor such as the new Rustic Home, Modern Home, and Classic Home designs. In 2018, we expect to continue with a strategy of marrying high-quality safety gates with home décor, and have received positive feedback from retailers as we expand our portfolio.

        Our My Size™ Potty continues to be a best seller for major retailers nationwide. To capitalize on its success, we expect to develop a new range of My Size™ Potty products to offer consumers more options and obtain incremental placements with our retail customers.

        We first entered the infant bathing category in 2002, and we have continued to create innovative and safe solutions for bathing. In fiscal 2017, we launched our redesigned Lil' Luxuries® Whirlpool and Spa platforms, which continue to be a favorite with caregivers.

Nursery

        Our nursery line includes our core brand of SwaddleMe® wearable blankets as well as our expanded line of safe sleep products such as sleep aides and soothers. Acquired in 2008, SwaddleMe® continues to be a trusted brand synonymous with infant safe sleep. In fiscal 2017, we introduced the By Your Bed Sleeper, a raised bassinet with an incline option that fits snug alongside parent's bed. We also introduced an innovative, in-bed sleep solution, the By Your Bed Within Reach Sleeper.

Baby Gear

        Our 3Dlite® Convenience Stroller continues to be a favorite among parents. We have continued to expand our 3D line of lightweight, affordable, feature rich strollers. In fiscal 2017, we introduced the 3Dtote®, a full-featured stroller with an extra-large storage basket, plus pockets and loops for storing baby supplies, which received positive reviews. In 2018, we expect to introduce new compact and lightweight offerings, including the3Dpac™, which takes the features of a full-size stroller, and packs it into a compact package, and the lightweight 3Dmini™, offering convenience for parents on-the-go.

        Our Pop 'n Play™ Portable Playard, first introduced in fiscal 2014, has proved to be popular with parents and grandparents alike, and we expanded the platform to include a portable booster, high chair and entertainer under the sub-brand POP (portable on-the-go products) ™. In 2018, we plan to expand and refresh these products and offer them at a variety of price points and retailers.

Feeding products

        Our feeding products include bibs, placemats, bottles, drinking cups, pacifiers and other feeding accessories that help families during mealtime.

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

        We design the majority of our products at our Rhode Island headquarters, leveraging our internal product development teams. We also have development efforts in our China and United Kingdom offices, and when appropriate, may partner with manufacturers in Asia on product development. In addition to new product development, we continuously look for ways to improve upon existing products based on consumer insights, with a strong focus on the end-user experience and product safety.

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

Suppliers and Manufacturing

        The majority of our products are manufactured in Asia (primarily China). We also use several manufacturers in the United States for certain injection-molded products, including bath tubs, potty seats and booster seats.

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

        Asian-made goods are shipped on the water to our warehouses, which typically takes four weeks. We also utilize a direct import program, to reduce costs and shipping time to certain customers. We maintain inventory in warehouses located in the United States, Canada, and the United Kingdom. Most of our customers pick up their goods at our warehouses. We also deliver shipments direct to customers for sales from our own website and our consumer replacements program as well as for other smaller retail partners that request such arrangements.

Sales and Marketing

        Our products are largely marketed and sold through our own direct global sales force. We have also established a strong network of independent manufacturers' representatives and distributors to provide sales and customer service support for retail customers in North American and international sales. Beginning in 2018 we implemented a three-year plan to support growth of direct-to-consumer sales, which we believe will also increase overall brand awareness.

        Sales are recognized upon transfer of title to our customers and are made utilizing standard credit terms of 30 to 60 days. We generally accept returns only for defective merchandise.

        Marketing, promotion and consumer engagement are key elements in the juvenile products industry. Historically, a significant percentage of our promotional spending has been structured in coordination with our large retail partners. In fiscal 2018, we expect to focus our marketing efforts on growing brand awareness among our consumer demographic, maximizing marketing investment, and executing an integrated marketing strategy. We believe an important component of our future growth is based on speaking to the right customer, with the right content, on the right channel, at the right time. We have begun implementing online marketing, social media, and digital analytics tools, which should allow us to better measure the performance of our marketing activities, learn from our consumers, and receive valuable insights into industry and competitor activities.

        Customer service is a critical component of our marketing strategy. We maintain an internal customer service department that responds to customer inquiries, investigates and resolves issues, and is available to assist customers and consumers during business hours. In fiscal 2017, we made improvements in our consumer care online through the implementation of digital tools that allow us to deliver timely responses to every conversation, reaction or question. In 2018, we will focus on implementing a strategic plan to further improve customer service through a variety of tools and training.

Competition

        The juvenile product industry has many participants, none of which has dominant market share, though certain companies may have disproportionate strength in specific product categories. We compete with a number of different companies in a variety of categories, although there is no single company that competes with us across all of our product categories. Our largest direct competitors are Motorola® (a licensed brand of Binatone Communications Group), Munchkin®, GB® (Goodbaby International Holdings, Ltd.), Graco® (a subsidiary of Newell Rubbermaid), Chicco®, Fisher-Price® (a subsidiary of Mattel, Inc.), Vtech®, and Aden & Anais®.

        The primary method of competition in the industry consists of brand positioning, product innovation, quality, price, and timely distribution. Our competitive strengths include our ability to develop innovative new products, speed to market, our relationships with major retailers, and the quality and pricing of our products.

Intellectual Property

        We rely on a combination of patents, licenses and trade secrets to protect our intellectual property. Our current U.S. patents include various design features related to safety gates, bouncers, bathers, and monitors with several other patents under review by the United States Patent and Trademark Office (USPTO). The issued patents expire at various times during the next 17 years. In certain circumstances, we will partner with third parties to develop proprietary products, and, where appropriate, we have license agreements related to the use of third-party technology in our products.

Customers

        Sales to the Company's top seven customers together comprised approximately 77% of our sales in fiscal 2017 and 75% of our sales in fiscal 2016. Of these customers, four generated more than 10% of sales for fiscal 2017: Amazon.com (25%), Babies R Us/Toys R Us (17%), Walmart (16%), and Target (11%). In fiscal 2016, four customers generated more than 10% of sales: Amazon.com (20%), Babies R Us/Toys R Us (20%), Walmart (15%), and Target (11%).

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

Geographic Regions

        North America accounted for approximately 90% and 92% of our total net sales in fiscal 2017 and fiscal 2016, respectively. We maintain sales, marketing, and distribution offices in Canada and England, which services the United Kingdom and other parts of Europe. We also maintain a product development, engineering and quality assurance office in Hong Kong.

Regulatory Matters

        Each of our products is designed to comply with all applicable mandatory and voluntary safety standards. In the United States, these safety standards are promulgated by federal, state and independent agencies such as the US Consumer Product Safety Commission, ASTM, the Federal Communications Commission, the Food and Drug Administration, the Federal Trade Commission, and various states Attorney Generals and state regulatory agencies. All of our products are independently tested by third party laboratories accepted by the Consumer Product Safety Commission, to verify compliance to applicable safety standards. A similar approach is used to design and test products sold internationally.

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

Employees

        As of December 30, 2017, we had 201 employees, 193 of whom were full time employees, and 100 of whom work in our headquarters.

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

The concentration of our business with certain retail customers means that changes in the purchasing policies of these customers could have a significant impact on our business and operating results.

        In fiscal 2017, sales to our top seven customers, including Amazon.com, Wal-Mart, Babies R Us/Toys R Us, and Target, accounted for approximately 77% of our total sales. We do not have long-term commitments or contracts with any of our retail customers, and retailers make purchases by delivering one-time purchase orders. As such, any customer could periodically renegotiate the terms of our business relationship at any time, which might include reducing overall purchases of our products, altering pricing, reducing the number and variety of our products carried and the shelf space allotted for our products, and reducing cooperative advertising or promotion support. Because of the current concentration of our business with these retail customers, a change in our relationship with any of these customers could adversely affect our results of operations and financial condition.

Liquidity problems or bankruptcy of our key retail customers could have a significant adverse effect on our business, financial condition, and results of operations.

        A significant portion of our revenue is with key retail customers. Due to the current pressure on traditional brick-and-mortar retailers, there is increased risk that retailers will suffer material losses or file for a petition for bankruptcy. Toys R Us, the owner of Babies R Us, a key customer of the Company, filed for bankruptcy protection in September 2017. The sales we make to these retail customers are typically made on credit without collateral. When a customer files for bankruptcy, our pre-petition accounts receivable may not be realized and post-petition orders reduced or cancelled. The bankruptcy laws may severely limit our ability to collect pre-petition accounts receivable. In early January 2018, we entered into a trade agreement with Toys R Us and expect to receive a total of $1.45 million in settlement of our outstanding U.S. pre-petition accounts receivable in the first quarter of 2018. We have recorded a bad debt allowance of $1.5 million in 2017 related to the remaining uncollectible U.S. pre-petition as well as Canadian pre-petition accounts receivable. If key customers, including Toys R Us, were to cease doing business as a result of bankruptcy, or significantly reduce the number of stores operated and therefore the amount of products ordered from us, it would have an adverse effect on our business, financial condition, and results of operations, including our ability to access availability under our credit facility.

The intense competition in our market could reduce our net sales and profitability.

        We operate in a highly competitive market and compete with several large domestic and foreign companies and with other, smaller producers of infant and juvenile products. Many of our competitors have longer operating histories, greater brand recognition, and greater financial, technical, marketing and other resources than us, or have greater e-commerce and social media presence than us. In addition, we face competition from new participants in our market because the infant and juvenile product industry has low barriers to entry. We experience price competition for our products and competition for shelf space at retailers, all of which may increase in the future. If we cannot adjust to changes in our market and compete successfully in the future, our net sales and profitability will likely decline.

Covenants in our credit facility may affect our liquidity or limit our ability to complete acquisitions, incur debt, make investments, sell assets, merge or complete other significant transactions. Deviations from expected results of operations and expected cash requirements could result in a failure to meet financial covenants, which would adversely affect our financial condition and results of operations.

        We rely on our credit facility and cash generated from our operations to meet our working capital needs. Our credit facility agreement includes certain covenants that place limitations on or restrict a number of our activities, including our ability to:

  •
  incur additional debt;

  •
  create liens on our assets or make guarantees;

  •
  make certain investments or loans;

  •
  pay dividends or make distributions;

  •
  dispose of or sell assets; or

  •
  enter into a merger or similar transaction.

        These restrictive covenants may limit our ability to engage in acts that may be in our best long-term interests. In addition, we are subject to financial covenants under our credit facility, including a fixed charge coverage ratio and quarterly leverage ratio. Any significant deviation in actual results from our expected results of operations, or in the timing of material expenditures from current estimates, any significant business or product acquisitions, or other significant unanticipated expenses could result in us not meeting these financial covenants.

        Non-compliance with the covenants in our credit facility could result in us being unable to utilize borrowings under our credit facility, a circumstance which potentially could occur when operating shortfalls would most require supplementary borrowings to enable us to continue to fund our operations. If access to our credit facility is limited or terminated, our liquidity would be constrained, affecting our operations and growth prospects, and we would need to seek amendments to our credit facility or obtain additional equity or debt financing or face default. There is no assurance that such financing would be available on acceptable terms or at all. Furthermore, any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants that could impede our ability to effectively operate and grow our business in the future.

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

        In developing new products and product lines, we have anticipated dates for the associated product introductions. When we state that we will introduce, or anticipate introducing, a particular product or product line at a certain time in the future, those expectations are based on completing the associated development, implementation, marketing work, and manufacturing in accordance with our currently anticipated development schedule. The risk is also heightened by the sophistication of certain products we are designing, in terms of combining digital and analog technologies, utilizing digital media to a greater degree, and providing greater innovation and product differentiation. Unforeseen delays or difficulties in the development process, significant increases in the planned cost of development, changes in anticipated consumer demand for our products, and delays in the manufacturing process may cause the introduction date for products to be later than anticipated or, in some situations, may cause a product introduction to be discontinued. If we are unable to manufacture, source and ship new products in a timely manner and on a cost effective basis, it could have an adverse effect on our business and operating results.

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

Because we rely on foreign suppliers and we sell our products in foreign markets, we are subject to numerous risks associated with international business that could increase our costs or disrupt the supply of our products, resulting in a negative impact on our business and financial condition.

        While the majority of our sales continue to be in North America, we operate facilities and sell products in countries outside the United States. Additionally, as we discuss below, we utilize third-party suppliers and manufacturers located in Asia to produce a majority of our products. These sales and manufacturing operations, including operations in emerging markets that we have entered, may enter, or may increase our presence in, are subject to the risks associated with international operations, including:

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

        Recent uncertainty with respect to potential changes to the U.S. tariff, and import/export regulations may have a negative effect on our results of operations. Due to our significant manufacturing presence in China, from which we import a majority of our products, the occurrence of such trade reforms or restrictions could significantly impact our business in an adverse manner.

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

        We receive, from time to time, claims of alleged infringement of patents relating to certain of our products, and we may face similar claims in the future. The defense of intellectual property claims can be costly and time consuming, even in circumstances where the claim is without merit. We may be required to pay substantial damages or settlement costs in order to resolve these types of claims. In addition, these claims could materially harm our brand name, reputation and operations.

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

        A portion of our assets are intangible, which are reviewed on an annual basis and/or whenever events and changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying value of these assets exceeds the current fair value, the asset is considered impaired and is reduced to fair value, resulting in a non-cash charge to earnings during the period in which any impairment is determined. If we make changes in our business strategy, our future operating performance was to fall significantly below forecast levels or if external conditions adversely affect our business operations, we may be required to record an impairment charge for intangibles, which would lead to decreased assets and reduced net operating results and net worth. As discussed in Management's Discussion and Analysis of Financial Condition and Result of Operations below, we recorded an impairment charge for certain indefinite-lived intangible assets in the fourth quarter of 2016. We cannot accurately predict the amount and timing of any future impairment of assets.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        We are headquartered in a 62,500 square foot facility in Woonsocket, Rhode Island. We have a lease on this facility, which will expire in 2021. We also lease small offices in Arkansas, Washington, Canada, the United Kingdom and Hong Kong.

        We maintain inventory at leased warehouses in California (approximately 460,000 square feet), Canada (approximately 61,000 square feet), and the United Kingdom (approximately 25,000 square feet). These leases expire at various times through 2023.

Item 3.    Legal Proceedings

        The Company is a party to routine litigation and administrative complaints incidental to its business. The Company does not believe that the resolution of any or all of such current routine litigation and administrative complaints is likely to have a material adverse effect on the Company's financial condition or results of operations.

Item 4.    Mine Safety Disclosures

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

        Our common stock is traded on the Nasdaq Capital Market under the symbol "SUMR".

        The high and low sales prices for our common stock as reported on the Nasdaq Capital Market for the periods indicated below were as follows:

	High	Low
Fiscal Year Ended December 31, 2016
First Quarter	$2.25	$1.43
Second Quarter	$1.95	$1.22
Third Quarter	$2.44	$1.61
Fourth Quarter	$2.32	$1.65
Fiscal Year Ended December 30, 2017
First Quarter	$2.24	$1.73
Second Quarter	$2.06	$1.65
Third Quarter	$2.25	$1.66
Fourth Quarter	$1.96	$1.32

Holders of Common Stock

        As of February 19, 2018, there were 34 holders of record of our common stock. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of record holders.

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

Overview

        We are an infant and juvenile products company originally founded in 1985 and have publicly traded on the Nasdaq Stock Market since 2007 under the symbol "SUMR." We are a leader in product innovation in the juvenile industry, providing parents and caregivers a full range of high-quality, high-value products to care for babies and toddlers. We seek to improve the quality of life of both caregivers and babies through our product offerings, while at the same time maximizing shareholder value over the long term.

        We operate in one principal industry segment across geographically diverse marketplaces, selling our products globally to large, national retailers as well as independent retailers, and on our partner's websites and our own summerinfant.com website. In North America, our customers include Amazon.com, Wal-Mart, Babies R Us, Target, Buy Buy Baby, Home Depot, and Lowe's. Our largest European-based customers are Argos, Amazon, Toys R Us, and Mothercare. We also sell through international distributors, representatives, and to select international retail customers in geographic locations where we do not have a direct sales presence.

        While sales declined 2.3% in 2017, we narrowed our net loss as compared to fiscal 2016 and maintained gross margins as we streamlined operations and controlled spending. Our results in 2017 were negatively impacted in part by the September 2017 bankruptcy filing of one of our largest customers, and we recorded a charge of approximately $1.5 million as an allowance for bad debt related to this customer's pre-bankruptcy petition accounts receivable.

        In early January 2018, we entered into a trade agreement with this customer pursuant to which we will receive payment on a portion of our pre-petition accounts receivable in the first quarter of 2018 and which designates us as a critical vendor. As a critical vendor, we will continue to do business with this customer during the pendency of its bankruptcy on substantially the same trade terms as in effect prior to the bankruptcy filing. While we are still assessing the long-term impact of the bankruptcy on our business, we currently expect that we will continue to do business with this customer in 2018, albeit at a reduced rate compared to 2017.

        In December 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act") that significantly revised the U.S. tax code effective January 1, 2018 by, among other things, lowering the corporate income tax rate from a top marginal rate of 35% to a flat 21%, limiting deductibility of interest expense and performance based incentive compensation and implementing a territorial tax system. The Tax Act negatively impacted our consolidated results of operations in the fourth quarter of 2017. In particular, we recorded a $734 tax provision for the deemed repatriation of past foreign income, $882 for a writedown in foreign tax credits and $115 for a writedown of the value of our deferred tax assets due to future lower income tax rates. These tax charges were noncash in nature as we expect to be able to utilize existing federal net operating loss carry forwards for any payment due on previously unremitted earnings of foreign subsidiaries. These amounts represent our provisional estimates and may be subject to further adjustment once finalized.

        Primarily as a result of the $1.5 million charge for the allowance for bad debts and $1.7 million in provisional tax charges attributable to the Tax Act and lower sales, we ended fiscal 2017 with a net loss of $0.12 per share as compared to a net loss of $0.23 per share in fiscal 2016.

        In 2018, we expect to continue our efforts to control costs while investing in research and development and improving our overall product positioning. We also expect to invest approximately $1 million in our West Coast distribution center to more efficiently handle our merchandise.

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

Revenue Recognition

        We record revenue when all of the following occur: persuasive evidence of an arrangement exists, product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. Sales are recorded net of provisions for returns and allowances, cash discounts, and markdowns. We base our estimates for discounts, returns and allowances on negotiated customer terms, and historical experience. These estimates are subject to variability, as actual deductions taken by customers may be different from the estimates recorded. Customers do not have the right to return products unless the products are defective. We record a reduction of sales for estimated future defective product deductions based on contractual terms and historical experience.

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

Inventory Valuation

        Inventory is comprised of finished goods and is stated at the lower of cost, inclusive of freight and duty, or market (net realizable value) using the first-in, first-out (FIFO) method or net realizable value. Our warehousing costs are charged to expense as incurred. We regularly review slow-moving and excess inventory, and write-down inventories as appropriate. Management uses estimates to record write-downs based on its review of inventory by product category, including length of time on hand and estimates of future orders for each product. Changes in consumer preferences, as well as demand for products, customer buying patterns and inventory management could impact the inventory valuation.

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

        We recognize interest and penalties, if any, related to uncertain tax positions in interest expense. Interest and penalties related to uncertain tax positions were accrued at December 30, 2017. On a global basis, the open tax years subject to examination by major taxing jurisdictions in which we operate is between two to six years.

Results of Operations

        The following table presents selected condensed consolidated financial information for our Company for the fiscal years ended December 30, 2017 ("fiscal 2017") and December 31, 2016 ("fiscal 2016").

	Year ended December 30, 2017		Year Ended December 31, 2016
Net sales	$189,869	100.0%	$194,328	100.0%
Cost of goods sold	129,674	68.3%	132,577	68.2%

Gross profit	60,195	31.7%	61,751	31.8%
General and administrative expenses	38,878	20.5%	41,292	21.2%
Selling expenses	14,229	7.5%	15,269	7.9%
Depreciation and amortization	4,197	2.2%	5,011	2.6%
Impairment of intangible assets	—	—%	2,993	1.5%

Income (loss) from operations	2,891	1.5%	(2,814)	(1.4)%
Interest expense, net	2,968	1.6%	2,682	1.4%

Loss before provision (benefit) for income taxes	(77)	(0.1)%	(5,496)	(2.8)%
Provision (benefit) for income taxes	2,172	(1.1)%	(1,174)	0.6%

Net loss	$(2,249)	(1.2)%	$(4,322)	(2.2)%

Fiscal 2017 Compared with Fiscal 2016

        Net sales decreased 2.3% to $189,869 for fiscal 2017 from $194,328 for fiscal 2016. The decrease is primarily due to a $5,943 reduction in sales to a large customer in part as a result of its bankruptcy filing, but the customer also contributed to a $12,075 decrease in monitor sales due to increased competition. The decrease was partially offset by a $10,517 increase in safety product sales including newly introduced boosters and potties.

        Cost of goods sold includes the cost of the finished product from suppliers, duties on certain imported items, freight-in from suppliers, and miscellaneous charges. The components of cost of goods sold remained substantially the same for fiscal 2017 as compared to fiscal 2016.

        Gross profit declined 2.5% to $60,195 for fiscal 2017 from $61,751 for fiscal 2016, however, gross margin stayed relatively constant at 31.7% for fiscal 2017 versus 31.8% for fiscal 2016. Gross profit decreased primarily due to lower sales and $244 of increased temporary demurrage and transport costs. Gross margin declined primarily due to $244 of increased temporary demurrage and transport costs.

        General and administrative expenses decreased 5.8% to $38,878 for fiscal 2017 from $41,292 for fiscal 2016 and as a percent of sales to 20.5% for fiscal 2017 from 21.2% for fiscal 2016. The decrease in dollars and as a percent of sales was primarily attributable to the settlement of litigation in December 2016. Litigation expense was $2,397 for fiscal 2016 compared to a litigation insurance reimbursement of $400 in fiscal 2017. The decrease was partially offset by a $1,560 charge in fiscal 2017 to increase our allowance for bad debts due to the bankruptcy filing of a large customer.

        Selling expenses decreased by 6.8% to $14,229 for fiscal 2017 from $15,269 for fiscal 2016 and as a percent of sales to 7.5% for fiscal 2017 from 7.9% for fiscal 2016. The decrease in selling expense was primarily attributable to lower sales and to an increase in our direct import business which does not incur cooperative advertising costs. The decrease in selling expense as a percent of sales was primarily attributable to an increase in our direct import business which does not incur cooperative advertising costs.

        Depreciation and amortization decreased 16.2% to $4,197 for fiscal 2017 from $5,011 in fiscal 2016. Fiscal 2016 included $341 of accelerated depreciation due to the shortened estimated useful life on some next generation technology that was discontinued. The decrease in depreciation is also attributable to a reduction in capital investment over several years.

        In the fourth quarter of 2016, we undertook our annual intangible asset impairment analysis and engaged a third party to assist management in valuing our infinite lived intangible assets recorded on our balance sheet. Management determined that the estimated fair value of that indefinite lived asset was lower than its carrying value, and we recorded a non-cash impairment charge of $2,993 in the fourth quarter of fiscal 2016. In addition, management deemed the remaining value of the indefinite lived asset to have a finite life subject to amortization over its remaining useful life estimated to be 15 years. While the charge affected our financial condition and results of operations for fiscal 2016, it had no impact on our day-to-day operations or liquidity and will not result in any future cash expenditures. There was no impairment charge recorded in 2017.

        Interest expense increased 10.7% to $2,968 for fiscal 2017 from $2,682 in fiscal 2016. Interest expense increased primarily as a result of higher average interest rates.

        For fiscal 2017, we recorded a $2,172 tax provision on $77 of pretax loss for the period. The tax provision for fiscal 2017 included the effect of $366 of non-deductible expenses primarily attributable to foreign tooling depreciation. The fiscal 2017 tax provision was also effected by the Tax Act. As a result, we recorded a $734 tax provision for the deemed repatriation of past foreign income, $882 for a writedown in foreign tax credits and $115 for a writedown of the value of our deferred tax assets due to future lower income tax rates. For fiscal 2016, we recorded a $1,174 tax benefit on $5,496 of pretax loss for the period. These tax charges were noncash in nature as we expect to be able to utilize existing federal net operating loss carry forwards for any payment due on previously unremitted earnings of foreign subsidiaries. These amounts represent our provisional estimates and may be subject to further adjustment once finalized. The tax benefit included the effects of $471 of non-deductible tooling depreciation, $270 of expiring charitable donation carryforwards, and $299 related to the impairment charge.

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

        For fiscal 2017, net cash provided by operating activities was approximately $1,211 generated primarily from operating performance partially offset by higher accounts receivable attributable to delays in collection from the bankruptcy of a large customer combined with a higher mix of sales with certain customers with longer payment terms as well as due to a reduction in lower accounts payable. For fiscal 2016, net cash provided by operating activities was approximately $8,788 and was generated primarily from operating performance as well as lower accounts receivable due to a combination of lower sales and improved collections.

        For fiscal 2017, net cash used in investing activities was approximately $3,103. For fiscal 2016, net cash used in investing activities was approximately $2,266. The use of cash in investing activities was primarily attributable to tooling and mold expenditures related to new product introductions which increase in fiscal 2017.

        For fiscal 2017, net cash provided by financing activities was approximately $1,321, reflecting borrowings on our credit facility to fund investing activities. For fiscal 2016, net cash used in financing activities was approximately $6,548, reflecting repayments on our credit facility.

        Based primarily on the above factors, net cash decreased for fiscal 2017 by $318, resulting in a cash balance of approximately $681 at fiscal year end.

        The following table summarizes our significant contractual commitments at fiscal 2017 year end:

		Payment Due by Fiscal Period
Contractual Obligations	Total	2018	2019	2020	2021	2022 and beyond
Revolving Facility	$41,899	—	—	41,899	—	—
FILO Facility	1,250	$1,250	—	—	—	—
Term Loan Facility	5,000	2,000	2,000	1,000	—	—
Estimated future interest payments on Revolving Facility	4,103	1,641	1,558	904	—	—
Estimated future interest payments on FILO Facility	35	35	—	—	—	—
Estimated future interest payments on Term Loan Facility	374	230	115	29	—	—
Operating leases	10,261	2,561	2,625	2,554	2,045	476
Capital leases and other liabilities	1,511	458	468	468	117	—

Total contractual cash obligations	$64,433	$8,175	$6,766	$46,854	$2,162	$476

        Estimated future interest payments on our Revolving Facility, FILO Facility, and Term Loan Facility are based upon the interest rates in effect at December 30, 2017.

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

        If we are unable to meet our current financial forecast, do not adequately control expenses, or adjust our operations accordingly, we may not remain in compliance with the financial covenants required under our existing revolving credit facility. Unforeseen circumstances, could create a situation where we cannot access all of our available lines of credit due to insufficient asset availability or an inability to meet the financial covenants as required under our credit facility. There is no assurance that we will meet all of our financial or other covenants in the future, or that our lenders will grant waivers if there are covenant violations. In addition, should we seek to raise additional funds through debt or equity financings, any sale of debt or equity securities may cause dilution to existing stockholders. If sufficient funds are not available or are not available on acceptable terms, our ability to address any unexpected changes in our operations could be limited.

        Based on past performance and current expectations, we believe that our anticipated cash flow from operations and availability under our existing credit facility are sufficient to fund our working capital, capital expenditures and debt service requirements for at least the next 12 months.

Credit Facilities

        We and our wholly owned subsidiary, Summer Infant (USA), Inc., are parties to an amended and restated loan and security agreement with Bank of America, N.A., as agent, providing for an asset-based credit facility (as amended, the "Credit Facility").

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

        As of December 30, 2017, the rate for base-rate loans was 5.50% and the rate for LIBOR-rate loans was 4.125%. The amount outstanding on the Revolving Facility at December 30, 2017 was $41,899. Total borrowing capacity under the Revolving Facility at December 30, 2017 was $45,098 and borrowing availability was $3,199. The amounts outstanding on the Term Loan Facility and FILO Facility at December 30, 2017 were $5,000 and $1,250, respectively.

        We were in compliance with the financial covenants under the Credit Facility as of December 30, 2017.

Off-Balance Sheet Arrangements

        We did not have any off-balance sheet arrangements during the year ended December 30, 2017 or the year ended December 31, 2016.

Recently Issued Accounting Pronouncements

        In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)" providing new accounting guidance related to revenue recognition. This guidance was originally proposed to be effective for reporting periods beginning after December 15, 2016, however in

July 2015, the FASB approved the delay in this guidance until reporting periods beginning after December 15, 2017. Under the standard, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. The Company has evaluated the new standard against its existing accounting policies and practices, including reviewing purchase orders, invoices, shipping terms, conducting questionnaires with its sales team and reviewing other agreements and contracts with customers. Based on the evaluation of the Company's current contracts and revenue streams, the Company does not expect the adoption of the standard to have a material impact on the company's consolidated financial position, results of operations, or cash flow on an ongoing basis. The Company expects to have enhanced disclosures related to disaggregation of revenue sources and accounting policies. The Company has elected to use the modified retrospective transition method to apply the new guidance and will adopt the new revenue guidance effective the first day of fiscal 2018 and the impact was immaterial.

        In July 2015, the FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory." This guidance required inventory within the scope of ASU 2015-11 to be measured at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This guidance was effective for fiscal years beginning after December 15, 2016. The Company adopted this guidance in the first quarter of 2017 and the impact on its consolidated financial statements was immaterial.

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

        In March 2016, the FASB issued ASU 2016-09, "Compensation—Stock Compensation: Improvements to Employee Share-Based Payment Accounting." The guidance simplified the accounting and financial reporting of the income tax impact of stock-based compensation arrangements. This guidance required excess tax benefits to be recorded as a discrete item within income tax expense rather than additional paid-in-capital. In addition, excess tax benefits are required to be classified as cash from operating activities rather than cash from financing activities. The Company adopted this guidance as of the beginning of fiscal 2017. The Company also elected to continue to estimate forfeitures, as permitted by ASU 2016-09, rather than electing to account for forfeitures as they occur. The impact of adopting this guidance in the first quarter of 2017 was immaterial to the Company's consolidated financial statements.

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

Special Note Regarding Forward Looking Statements

        This report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as

amended. These statements concern management's current assumptions, estimates, beliefs, plans, strategies and expectations and anticipated events or trends and similar expressions concerning matters that are not historical facts. Such forward-looking information may be identified by terms such as "expect," "anticipate," "believe," "outlook," "may," "estimate," "should," "predict" and similar terms or variations thereof, and includes statements regarding our expectations with respect to the effectiveness of our strategy to promote future growth and profitability, the strength of our customer and supplier relationships, the impact of increased brand awareness and digital marketing, the impact of cost control efforts, research and development investment and product positioning in 2018, our liquidity for the next 12 months, our provisional changes related to the recently enacted Tax Act, the impact of the TRU bankruptcy in 2018 and beyond, improvements in our West Coast distribution center, and expected trends and product offerings in 2018. These statements are based on a series of expectations, assumptions, estimates and projections about our Company, are not guarantees of future results or performance, and involve significant risks, uncertainties and other factors, including assumptions and projections, for all forward periods. Our actual results may differ materially from any future results expressed or implied by such forward-looking statements. Such factors include, among others, the following:

  •
  the concentration of our business with a small number of retail customers who may suffer liquidity problems or bankruptcy;

  •
  our ability to compete by introducing new products or enhancing existing products that satisfy consumer preferences;

  •
  our ability to compete effectively with larger and smaller companies that have more financial resources and greater e-commerce presence than us;

  •
  our ability to manage inventory levels and meet customer demand;

  •
  our ability to comply with financial and other covenants in our credit facility;

  •
  our ability to manage our debt to provide additional liquidity to support growth;

  •
  any adjustments that may be required to our provisional tax charges recorded in the fourth quarter of 2017;

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

        None.

Item 9A.    Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures

        As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 30, 2017. Our principal executive officer and principal financial officer have concluded, based on their evaluation, that our disclosure controls and procedures were effective as of December 30, 2017.

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

        Management of the Company conducted an evaluation of the effectiveness, as of December 30, 2017, of the Company's internal control over financial reporting and based on its evaluation under the COSO Framework, management has concluded that the Company's internal control over financial reporting was effective as of December 30, 2017.

(c)
Changes in Internal Control Over Financial Reporting

        There was no change in our internal control over financial reporting that occurred during the quarter ended December 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        On November 29, 2017, the Company and its subsidiaries, Summer Infant (USA), Inc., Summer Infant Canada, Limited and Summer Infant Europe Limited, entered into an amendment and waiver (the "Loan Amendment") to its Credit Facility with Bank of America, N.A., as agent, and the lenders under the Credit Facility. Pursuant to the Loan Amendment, the lenders waived any violations of the Credit Facility that may have occurred as a result of overadvances through November 29, 2017, and modify the amounts of temporary advances through December 31, 2017. The foregoing summary of the Loan Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Loan Amendment, a copy of which is filed herewith as Exhibit 10.8 and is incorporated herein by reference.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information relating to directors, director nominees and executive officers of the Company is set forth in our definitive Proxy Statement to be filed with the SEC in connection with our 2018 Annual Meeting of Stockholders (the "2018 Proxy Statement") and is incorporated herein by reference.

        The information relating to Section 16(a) beneficial ownership reporting compliance is set forth in the 2018 Proxy Statement and is incorporated herein by reference.

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

        The information relating to the Company's Audit Committee and its designated audit committee financial expert is set forth in the 2018 Proxy Statement and is incorporated herein by reference.

        The information concerning procedures by which stockholders may recommend director nominees is set forth in the 2018 Proxy Statement and is incorporated herein by reference.

Item 11.    Executive Compensation

        The information relating to executive compensation and the Company's Compensation Committee is set forth in the 2018 Proxy Statement and is incorporated herein by reference, provided that the information under the caption "Compensation Committee Report" shall be deemed "furnished" and shall not be deemed "filed" with this report, not deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, except only as may be expressly set forth in any such filing by specific reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information relating to security ownership of management, certain beneficial owners, and the Company's equity plans is set forth in the 2018 Proxy Statement and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information relating to certain relationships and related party transactions and director independence is set forth in the 2018 Proxy Statement and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

        The information relating to the independent registered public accounting firm fees and services and the Company's pre-approval policies and procedures for audit and non-audit services provided by such accounting firm is set forth in the 2018 Proxy Statement and is incorporated herein by reference.

 PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
(1) Financial Statements

        The list of consolidated financial statements and notes required by this Item 15 (a)(1) is set forth in the "Index to Financial Statements" on page F-1 of this Annual Report on From 10-K.

  (2)
  Financial Statement Schedules

        All schedules have been omitted because the required information is included in the financial statements or notes thereto.

(b)
Exhibits

        The exhibits listed in the "Index to Exhibits" below are filed as part of this Annual Report on Form 10-K.

Item 16.    Form 10-K Summary

        Not applicable.

 Index to Exhibits

Exhibit No.		Description
2.1		Agreement and Plans of Reorganization, dated as of September 1, 2006, by and among KBL Healthcare Acquisition Corp. II, and its wholly owned subsidiary, SII Acquisition Inc., and Summer Infant, Inc., Summer Infant Europe Limited, Summer Infant Asia, Ltd. and their respective stockholders (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on September 5, 2006, SEC File No. 000-51228)

2.2		Purchase and Sale Agreement, dated March 24, 2009, between Summer Infant (USA), Inc. and Faith Realty II, LLC (Incorporated by reference to Exhibit 2.1 to the Registrant's Quarterly Report on Form 10-Q/A filed on August 18, 2009, SEC File No. 001-33346)

2.3		Lease Agreement, dated March 24, 2009, between Summer Infant (USA), Inc. and Faith Realty II, LLC (Incorporated by reference to Exhibit 2.2 to the Registrant's Quarterly Report on Form 10-Q/A filed on August 18, 2009, SEC File No. 001-33346)

2.4		Stock Purchase Agreement, dated as of March 24, 2011, by and among the Registrant, Summer Infant (USA), Inc., Born Free Holdings Ltd., and each stockholder of Born Free Holdings Ltd. (Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on March 28, 2011, SEC File No. 001-33346)

3.1		Amended and Restated Certificate of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K filed on February 22, 2017)

3.2		Amended and Restated Bylaws, as amended through May 5, 2016 (Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on May 9, 2016)

4.1		Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.2 to the Registrant's Form 8-A filed on March 6, 2007, SEC File No. 001-33346)

10.1		Registration Rights Agreement by and among the Registrant, Jason Macari and Steven Gibree (Incorporated by reference to Exhibit 10.9 to the Registrant's Current Report on Form 8-K filed on September 5, 2006, SEC File No. 000-51228)

10.2	*	2006 Performance Equity Plan (Incorporated by reference to Appendix A to the Registrant's Definitive Proxy Statement on Schedule 14A filed on April 29, 2008, SEC File No. 001-33346)

10.3		Amended and Restated Loan and Security Agreement, dated as of April 21, 2015, among Summer Infant, Inc. and Summer Infant (USA), Inc. as Borrowers, the Guarantors from time to time party thereto, Certain Financial Institutions as Lenders, Bank of America, N.A. as Agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Sole Book Runner (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on April 22, 2015)

10.4		Amendment to Amended and Restated Loan and Security Agreement, dated as of December 10, 2015, among Summer Infant, Inc. and Summer Infant (USA), Inc., as Borrowers, Summer Infant Canada, Limited and Summer Infant Europe Limited, as Guarantors, Certain Financial Institutions as Lenders and Bank of America, N.A. as Agent (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on December 14, 2015)

Exhibit No.		Description
10.5		Second Amendment to Amended and Restated Loan and Security Agreement, dated as of May 24, 2016, among Summer Infant, Inc. and Summer Infant (USA), Inc., as Borrowers, Summer Infant Canada, Limited and Summer Infant Europe Limited, as Guarantors, Certain Financial Institutions as Lenders and Bank of America, N.A. as Agent (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on August 2, 2016)

10.6		Third Amendment and Waiver to Amended and Restated Loan and Security Agreement, dated as of February 17, 2017, among Summer Infant, Inc. and Summer Infant (USA), Inc., as Borrowers, Summer Infant Canada, Limited and Summer Infant Europe Limited, as Guarantors, Certain Financial Institutions as Lenders and Bank of America, N.A. as Agent (Incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K filed on February 22, 2017)

10.7		Fourth Amendment and Waiver to Amended and Restated Loan and Security Agreement, dated as of October 16, 2017, among Summer Infant, Inc. and Summer Infant (USA), Inc., as Borrowers, Summer Infant Canada, Limited and Summer Infant Europe Limited, as Guarantors, Certain Financial Institutions as Lenders and Bank of America, N.A. as Agent (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on October 20, 2017)

10.8	+	Fifth Amendment and Waiver to Amended and Restated Loan and Security Agreement, dated as of November 29, 2017, among Summer Infant, Inc. and Summer Infant (USA), Inc., as Borrowers, Summer Infant Canada, Limited and Summer Infant Europe Limited, as Guarantors, Certain Financial Institutions as Lenders and Bank of America, N.A. as Agent

10.9	*	2012 Incentive Compensation Plan, as amended (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on August 5, 2015)

10.10	*	Form of Change of Control Agreement with Chief Financial Officer, Chief Operating Officer and other key employees (Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on December 14, 2015)

10.11	*	Summer Infant, Inc. Form of Indemnification Agreement (for officers and directors) (Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on January 17, 2014)

10.12	*	Offer Letter and Change of Control Agreement by and between the Registrant and William E. Mote (Incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K filed on March 4, 2015)

10.13		Amendment to Lease, dated May 13, 2015, by and between Faith Realty II, LLC and Summer Infant (USA), Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 19, 2015)

10.14		Second Amendment to Lease, dated January 22, 2018, by and between Faith Realty II, LLC and Summer Infant (USA), Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on January 26, 2018)

10.15	*	Employment Agreement, dated as of June 27, 2016, by and between the Registrant and Mark Messner (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 29, 2016)

21.1		List of Subsidiaries (Incorporated by reference to Exhibit 21.1 to the Registrant's Annual Report on Form 10-K filed on March 13, 2013, SEC File No. 001-33346)

23.1	+	Consent of Independent Registered Public Accounting Firm

Exhibit No.		Description
31.1	+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		XBRL Taxonomy Extension Labels Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

*
Management contract or compensatory plan or arrangement.

+
Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 20th day of February 2018.

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

Name	Title	Date

/s/ MARK MESSNER Mark Messner	Chief Executive Officer and Director (Principal Executive Officer)	February 20, 2018
/s/ WILLIAM E. MOTE, JR. William E. Mote, Jr.	Chief Financial Officer (Principal Financial and Accounting Officer)	February 20, 2018
/s/ ROBIN MARINO Robin Marino	Chairwoman of the Board	February 20, 2018
/s/ EVELYN D'AN Evelyn D'An	Director	February 20, 2018
/s/ MARTIN FOGELMAN Martin Fogelman	Director	February 20, 2018
/s/ ALAN MUSTACCHI Alan Mustacchi	Director	February 20, 2018

Name	Title	Date

/s/ ANDREW W. TRAIN Andrew W. Train	Director	February 20, 2018
/s/ STEPHEN ZELKOWICZ Stephen Zelkowicz	Director	February 20, 2018

Summer Infant, Inc. and Subsidiaries
Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Summer Infant, Inc.

Opinion on the Financial Statements

        We have audited the accompanying consolidated balance sheets of Summer Infant, Inc. and Subsidiaries (the Company) as of December 30, 2017 and December 31, 2016, the related consolidated statements of operations, comprehensive loss, cash flows, and stockholders' equity for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 30, 2017 and December 31, 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

        These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

        We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

        Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We or our predecessor firms have served as the Company's auditor since 2005.

Boston, Massachusetts
February 20, 2018

Summer Infant, Inc. and Subsidiaries

Consolidated Balance Sheets

        Note that all amounts presented in the table below are in thousands of U.S. dollars, except share amounts and par value per share.

	December 30, 2017	December 31, 2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$681	$999
Trade receivables, net of allowance for doubtful accounts of $1,622 and $64 at December 30, 2017 and December 31, 2016, respectively	36,640	34,137
Inventory, net	34,035	36,140
Prepaids and other current assets	950	1,737

TOTAL CURRENT ASSETS	72,306	73,013
Property and equipment, net	9,640	9,965
Intangible assets, net	14,046	14,813
Deferred tax assets, noncurrent	1,935	3,848
Other assets	103	98

TOTAL ASSETS	$98,030	$101,737

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$24,642	$30,684
Accrued expenses	9,818	7,757
Current portion of long-term debt	3,250	4,500

TOTAL CURRENT LIABILITIES	37,710	42,941
Long-term debt, less current portion and unamortized debt issuance costs	43,772	41,206
Other liabilities	2,906	2,770

TOTAL LIABILITIES	84,388	86,917
STOCKHOLDERS' EQUITY
Preferred Stock, $0.0001 par value, 1,000,000 authorized, none issued or outstanding at December 30, 2017 and December 31, 2016	—	—
Common Stock $0.0001 par value, authorized, issued and outstanding of 49,000,000, 18,901,386, and 18,629,737 at December 30, 2017 and 49,000,000, 18,778,266, and 18,506,617 at December 31, 2016, respectively	2	2
Treasury Stock at cost (271,649 shares at December 30, 2017 and December 31, 2016)	(1,283)	(1,283)
Additional paid-in capital	76,848	76,348
Accumulated deficit	(59,634)	(57,385)
Accumulated other comprehensive loss	(2,291)	(2,862)

TOTAL STOCKHOLDERS' EQUITY	13,642	14,820

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$98,030	$101,737

See notes to consolidated financial statements.

Summer Infant, Inc. and Subsidiaries

Consolidated Statements of Operations

        Note that all amounts presented in the table below are in thousands of U.S. dollars, except share and per share amounts.

	For the fiscal year ended
	December 30, 2017	December 31, 2016
Net sales	$189,869	$194,328
Cost of goods sold	129,674	132,577

Gross profit	60,195	61,751
General and administrative expenses	38,878	41,292
Selling expenses	14,229	15,269
Depreciation and amortization	4,197	5,011
Impairment of intangible assets	—	2,993

Operating income (loss)	2,891	(2,814)
Interest expense, net	2,968	2,682

Loss before provision for income taxes	(77)	(5,496)
Provision (benefit) for income taxes	2,172	(1,174)

NET LOSS	$(2,249)	$(4,322)

Net loss per share BASIC and DILUTED	$(0.12)	$(0.23)
Weighted average shares outstanding BASIC and DILUTED	18,573,398	18,440,436

See notes to consolidated financial statements.

Summer Infant, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

        Note that all amounts presented in the table below are in thousands of U.S. dollars.

	For the fiscal year ended
	December 30, 2017	December 31, 2016
Net loss	$(2,249)	$(4,322)
Other comprehensive loss:
Foreign currency translation adjustments	571	(360)

Comprehensive loss	$(1,678)	$(4,682)

See notes to consolidated financial statements.

Summer Infant, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

        Note that all amounts presented in the table below are in thousands of U.S. dollars.

	For the fiscal year ended
	December 30, 2017	December 31, 2016
Cash flows from operating activities:
Net loss	$(2,249)	$(4,322)
Adjustments to reconcile net loss to net cash provided by operating activities:
Impairment of intangible assets	—	2,993
Bad debt expense (recovery)	1,558	(16)
Depreciation and amortization	4,197	5,011
Stock-based compensation	494	482
Loss on asset disposal	—	37
Deferred income taxes	1,911	(1,384)
Changes in assets and liabilities, net of effects of acquisitions
(Increase) decrease in accounts receivable	(3,859)	6,167
Decrease in inventory	2,353	344
Decrease (increase) in prepaids and other current assets	790	(44)
(Increase) decrease in other assets	19	164
Decrease in accounts payable and accrued expenses	(4,003)	(644)

Net cash provided by operating activities	1,211	8,788

Cash flows from investing activities:
Acquisitions of property and equipment	(3,103)	(2,266)

Net cash used in investing activities	(3,103)	(2,266)

Cash flows from financing activities:
Repayment of Term Loan Facility	(2,000)	(1,500)
Repayment of FILO Facility	(2,500)	(1,250)
Net borrowings (repayments) on revolving facilities	5,815	(3,798)
Issuance of common stock upon exercise of stock options	6	—

Net cash provided by (used in) financing activities	1,321	(6,548)

Effect of exchange rate changes on cash and cash equivalents	253	102

Net (decrease) increase in cash and cash equivalents	(318)	76
Cash and cash equivalents at beginning of year	999	923

Cash and cash equivalents at end of year	$681	$999

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$2,274	$1,963

Cash paid during the year for income taxes	$358	$100

See notes to consolidated financial statements.

Consolidated Statements of Stockholders' Equity

For the Fiscal Years Ended December 30, 2017 and December 31, 2016

        Note that all amounts presented in the table below are in thousands of U.S. dollars, except share and per share data.

	Common Stock
			Additional Paid in Capital	Treasury Stock	Retained Earnings	Accumulated Comprehensive Loss	Total Equity
	Shares	Amount
Balance at January 2, 2016	18,367,758	$2	$75,812	$(1,283)	$(53,063)	$(2,502)	$18,966

Issuance of common stock upon vesting of restricted shares	138,859		80				80
Stock-based compensation			456				456
Net loss for the year					(4,322)		(4,322)
Foreign currency translation adjustment						(360)	(360)

Balance at December 31, 2016	18,506,617	$2	$76,348	$(1,283)	$(57,385)	$(2,862)	$14,820

Issuance of common stock upon vesting of restricted shares	118,620
Issuance of common stock upon exercise of stock options	4,500		6				6
Stock-based compensation			494				494
Net loss for the year					(2,249)		(2,249)
Foreign currency translation adjustment						571	571

Balance at December 30, 2017	18,629,737	$2	$76,848	$(1,283)	$(59,634)	$(2,291)	$13,642

See notes to consolidated financial statements.

SUMMER INFANT, INC. AND SUBSIDIARIES

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

Fiscal Year

        The Company's fiscal year ends on the Saturday closest to December 31 of each calendar year. There were fifty two weeks in the fiscal years ended December 30, 2017 and December 31, 2016.

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

SUMMER INFANT, INC. AND SUBSIDIARIES

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

        Changes in the allowance for doubtful accounts are as follows:

	For the fiscal year ended
	December 30, 2017	December 31, 2016
Allowance for doubtful accounts, beginning of period	$64	$149
Charges to costs and expenses	1,646	46
Account write-offs and other	(88)	(131)

Allowance for doubtful accounts, end of period	$1,622	$64

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

Long-Lived Assets with Finite Lives

        The Company reviews long-lived assets with finite lives for impairment on an asset group level whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. An asset is considered to be impaired when its carrying amount exceeds both

SUMMER INFANT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition and the assets' fair value. Long-lived assets include property and equipment and finite-lived intangible assets. The amount of impairment loss, if any, is charged by the Company to current operations.

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

        For the year ended December 31, 2016, the Company determined that certain indefinite-lived intangible assets were impaired. See Note 3 for a discussion on the fiscal year 2016 impairment charge. No impairment charge was recorded for fiscal 2017.

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

SUMMER INFANT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The Company's financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable, accrued expenses, and short and long-term borrowings. Because of their short maturity, the carrying amounts of cash and cash equivalents, accounts and notes receivable, accounts payable, accrued expenses and short-term borrowings approximate fair value. The carrying value of long-term borrowings approximates fair value since the stated rate is similar to rates currently available to the Company for debt with similar terms and remaining maturities.

        The Company's assets measured at fair value on a nonrecurring basis include long-lived assets and finite-lived intangibles. The Company tests its indefinite-lived assets for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable or that the carrying value may exceed its fair value. The resulting fair value measurements are considered to be Level 3 inputs. During the fourth quarter of fiscal 2016, the Company determined that the estimated fair value of an indefinite lived asset was lower than its carrying value and the Company recorded a non-cash impairment charge of $2,993 which reduced the value of the intangible asset to approximately $915, as more fully described in "Note 3 to the Consolidated Financial Statements—Intangible Assets."

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

Shipping Costs

        Shipping costs to customers are included in selling expenses and amounted to approximately $1,591 and $1,477 for the fiscal years ended December 30, 2017 and December 31, 2016, respectively.

SUMMER INFANT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising Costs

        The Company charges advertising costs to selling expense as incurred. Advertising expense, which consists primarily of promotional and cooperative advertising allowances provided to customers, was approximately $11,970 and $12,863 for the fiscal years ended December 30, 2017 and December 31, 2016, respectively.

Segment Information

        Operating segments are identified as components of an enterprise about which separate, discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company views its operations and manages its business as one operating segment utilizing an omni-channel distribution strategy.

Net Loss Per Share

        Basic earnings per share is calculated by dividing net loss for the period by the weighted average number of common stock outstanding during the period.

        Diluted loss per share for the Company is computed by dividing net loss by the dilutive weighted average shares outstanding which includes: the dilutive impact (using the "treasury stock" method) of "in the money" stock options and unvested restricted shares issued to employees. Options to purchase 1,052,026 and 1,023,825 shares of the Company's common stock and 331,516 and 268,432 of restricted shares were not included in the calculation, due to the fact that these instruments were anti-dilutive for the fiscal years ended December 30, 2017 and December 31, 2016, respectively.

New Accounting Pronouncements

        In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)" providing new accounting guidance related to revenue recognition. This guidance was originally proposed to be effective for reporting periods beginning after December 15, 2016, however in July 2015, the FASB approved the delay in this guidance until reporting periods beginning after December 15, 2017. Under the standard, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. The Company has evaluated the new standard against its existing accounting policies and practices, including reviewing purchase orders, invoices, shipping terms, conducting questionnaires with its sales team and reviewing other agreements and contracts with customers. Based on the evaluation of the Company's current contracts and revenue streams, the Company does not expect the adoption of the standard to have a material impact on the company's consolidated financial position, results of operations, or cash flow on an ongoing basis. The Company expects to have enhanced disclosures related to disaggregation of revenue sources and accounting policies. The Company has elected to use the modified retrospective transition method to apply the new guidance and will adopt the new revenue guidance effective the first day of fiscal 2018 and the impact was immaterial.

        In July 2015, the FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory." This guidance required inventory within the scope of ASU 2015-11 to be measured at the lower of cost and

SUMMER INFANT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

net realizable value. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This guidance was effective for fiscal years beginning after December 15, 2016. The Company adopted this guidance in the first quarter of 2017 and the impact on its consolidated financial statements was immaterial.

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

        In March 2016, the FASB issued ASU 2016-09, "Compensation—Stock Compensation: Improvements to Employee Share-Based Payment Accounting." The guidance simplified the accounting and financial reporting of the income tax impact of stock-based compensation arrangements. This guidance required excess tax benefits to be recorded as a discrete item within income tax expense rather than additional paid-in-capital. In addition, excess tax benefits are required to be classified as cash from operating activities rather than cash from financing activities. The Company adopted this guidance as of the beginning of fiscal 2017. The Company also elected to continue to estimate forfeitures, as permitted by ASU 2016-09, rather than electing to account for forfeitures as they occur. The impact of adopting this guidance in the first quarter of 2017 was immaterial to the Company's consolidated financial statements.

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

SUMMER INFANT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. PROPERTY AND EQUIPMENT

        Property and equipment, at cost, consisted of the following:

	For the fiscal year ended
	December 30, 2017	December 31, 2016	Depreciation/ Amortization Period
Computer-related	$3,994	$3,861	5 years
Tools, dies, prototypes, and molds	28,445	28,342	1 - 5 years
Building	4,156	4,156	30 years
Other	6,246	6,145	1 - 15 years

	42,841	42,504
Less: accumulated depreciation	33,201	32,539

Property and equipment, net	$9,640	$9,965

        Total depreciation expense was $3,430 and $4,304 for the fiscal years ended December 30, 2017 and December 31, 2016, respectively. Property and equipment does not include amounts acquired under capital leases.

3. INTANGIBLE ASSETS

        Intangible assets consisted of the following:

	For the fiscal year ended
	December 30, 2017	December 31, 2016
Brand names	$11,819	$11,819
Patents and licenses	3,766	3,766
Customer relationships	6,946	6,946
Other intangibles	1,882	1,882

	24,413	24,413
Less: accumulated amortization	(10,367)	(9,600)

Intangible assets, net	$14,046	$14,813

        The amortization period for the majority of the intangible assets ranges from 5 to 20 years for those assets that have an estimated life; certain assets have indefinite lives (a brand name). Total of intangibles not subject to amortization amounted to $8,400 and $8,400 for the fiscal years ended December 30, 2017 and December 31, 2016, respectively.

        Amortization expense amounted to $768 and $707 for the fiscal years ended December 30, 2017 and December 31, 2016, respectively.

        The Company undertook its annual indefinite-lived intangible asset impairment analysis and engaged a third party to assist management in valuing the infinite lived intangible assets recorded on the balance sheet in the fourth quarter of fiscal 2017 and 2016. No asset impairment was recorded for the fiscal year ended December 30, 2017. For fiscal 2016, the Company determined that the estimated

SUMMER INFANT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INTANGIBLE ASSETS (Continued)

fair value of that indefinite lived asset was lower than its carrying value, and the Company recorded a non-cash impairment charge of $2,993. In addition, the Company deemed the remaining value of the indefinite lived asset to have a finite life subject to amortization over its remaining useful life estimated to be 15 years. This was a change in estimate and the financial impact was zero as of December 31, 2016.

        Estimated amortization expense for the remaining definite-lived assets for the next five years is as follows:

Fiscal Year ending
2018	$746
2019	738
2020	488
2021	488
2022	488

4. DEBT

Credit Facilities

        The Company and its wholly owned subsidiary, Summer Infant (USA), Inc., are parties to an amended and restated loan and security agreement with Bank of America, N.A., as agent, which provides for an asset-based credit facility The amended and restated loan and security agreement was entered into in April 2015 and has been subsequently amended, with the most recent amendment dated November 29, 2017 (as amended, the "Credit Facility"). The Credit Facility consists of a $60,000 asset-based revolving credit facility, with a $10,000 letter of credit sub-line facility (the "Revolving Facility"), a $5,000 "first in last out" (FILO) revolving credit facility (the "FILO Facility") and a $10,000 term loan facility (the "Term Loan Facility"). Pursuant to an accordion feature, the Credit Facility includes the ability to increase the Revolving Facility by an additional $15,000 upon the Company's request and the agreement of the lenders participating in the increase. The total borrowing capacity under the Revolving Facility is based on a borrowing base, generally defined as 85% of the value of eligible accounts plus the lesser of (i) 70% of the value of eligible inventory or (ii) 85% of the net orderly liquidation value of eligible inventory, less reserves. The total borrowing capacity under the FILO Facility is based on a borrowing base, generally defined as a specified percentage of the value of eligible accounts that steps down over time, plus a specified percentage of the value of eligible inventory that steps down over time.

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

SUMMER INFANT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. DEBT (Continued)

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

        Under the Credit Facility, the Company must comply with certain financial covenants, including that the Company (i) maintain a fixed charge coverage ratio of at least 1.0 to 1.0 for the twelve consecutive fiscal months most recently ended and (ii) maintain a certain leverage ratio at the end of each fiscal quarter. For purposes of the financial covenants, consolidated EBITDA is defined as net income before interest, taxes, depreciation and amortization, plus certain customary expenses, fees, non-cash charges, and minus certain customary non-cash items increasing net income and other specified items.

        The Credit Facility contains customary affirmative and negative covenants. Among other restrictions, the Company is restricted in its ability to incur additional debt, make acquisitions or investments, dispose of assets, or make distributions unless in each case certain conditions are satisfied. The Credit Facility also contains customary events of default, including the occurrence of a change of control. In the event of a default, all of the Company's obligations under the Credit Facility may be declared immediately due and payable. In addition, the Credit Facility contains cash dominion provisions that apply if an event of default occurs or if the Company's availability is less than an amount equal to 10% of the lesser of (i) the aggregate revolver commitments and (B) the revolver borrowing base under the Credit Facility. For certain events of default relating to insolvency and receivership, all outstanding obligations immediately become due and payable.

        As of December 30, 2017, the rate on base-rate loans was 5.50% and the rate on LIBOR-rate loans was 4.125%. The amount outstanding on the Revolving Facility at December 30, 2017 was $41,899. Total borrowing capacity under the Revolving Facility at December 30, 2017 was $45,098 and borrowing availability was $3,199. The amounts outstanding on the Term Loan Facility and FILO Facility at December 30, 2017 were $5,000 and $1,250, respectively.

        Aggregate maturities of bank debt related to the credit facility:

Fiscal Year ending:
2018	$3,250
2019	2,000
2020	42,899

Total	$48,149

        Unamortized debt issuance costs were $1,127 at December 30, 2017 and $1,226 at December 31, 2016, and are presented as a direct deduction of long-term debt on the consolidated balance sheets.

SUMMER INFANT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. DEBT (Continued)

Sale-Leaseback

        On March 24, 2009, Summer Infant (USA), Inc., the Company's wholly owned subsidiary ("Summer USA"), entered into a definitive agreement with Faith Realty II, LLC, a Rhode Island limited liability company ("Faith Realty") (the owner of which is Jason Macari, the former Chief Executive Officer of the Company and current investor), pursuant to which Faith Realty purchased the corporate headquarters of the Company located at 1275 Park East Drive, Woonsocket, Rhode Island (the "Headquarters"), for $4,052 and subsequently leased the Headquarters back to Summer USA for an annual rent of $390 during the initial seven year term of the lease, payable monthly and in advance. The original lease was to expire on the seventh anniversary of its commencement. Mr. Macari had given a personal guarantee to secure the Faith Realty debt on its mortgage; therefore, due to his continuing involvement in the building transaction, the transaction had been recorded as a financing lease, with no gain recognition.

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

        At December 30, 2017, approximately $106 of the lease obligation was included in accrued expenses, with the balance of approximately $2,581 included in other liabilities, in the accompanying consolidated balance sheet. This obligation is reduced each month (along with a charge to interest expense) as the rent payment is made to Faith Realty.

        On January 22, 2018, Summer USA entered into a second amendment (the "Second Amendment") to the Lease. Pursuant to the Second Amendment, (i) the term of the Lease was extended to March 31, 2021, with no further rights of extension, (ii) the annual rent for the last three

SUMMER INFANT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. DEBT (Continued)

years of the newly amended term was set at $468, (iii) Summer Infant no longer has the option to purchase the property subject to the Lease and (iv) the Landlord and Summer USA agreed to certain expenses, repairs and modifications to the property that is subject to the Lease. The Second Amendment was reviewed and approved by the audit committee because it was a related party transaction.

        Approximate future minimum sale-leaseback payments due under the lease is as follows:

Fiscal Year Ending:
2018	$458
2019	468
2020	468
2021	117

Total	$1,511

5. INCOME TAXES

        In December 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act") that significantly revised the U.S. tax code effective January 1, 2018 by, among other things, lowering the corporate income tax rate from a top marginal rate of 35% to a flat 21%, limiting deductibility of interest expense and performance based incentive compensation and implementing a territorial tax system. As a result of the Tax Act in the fiscal quarter ending December 30, 2017 we recorded a tax or "toll charge" of $734 on previously unremitted earnings of foreign subsidiaries, a writedown of $882 related to foreign tax credits and a writedown of the value of our deferred tax assets of $115.

        Under the guidance set forth in the SEC's Staff Accounting Bulletin No. 118, the Company may record provisional amounts for the impact of the Tax Act. At December 30, 2017, the Company made a reasonable estimate of the effects of the Tax Act on its existing deferred tax balances. The final impact of the Tax Act may differ from this estimate, possibly materially, due to, among other things, changes in interpretations and assumptions the Company has made and guidance that may be issued.

SUMMER INFANT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. INCOME TAXES (Continued)

        The provision (benefit) for income taxes is summarized as follows:

	Fiscal 2017	Fiscal 2016
Current:
Federal	$—	$—
Foreign	256	185
State and local	5	6

Total current	261	191
Deferred:
Federal	$1,631	$(406)
Foreign	175	(910)
State and local	105	(49)

Total deferred	1,911	(1,365)

Total provision (benefit)	$2,172	$(1,174)

        The tax effects of temporary differences that comprise the deferred tax liabilities and assets are as follows:

	December 30, 2017	December 31, 2016
Deferred tax assets:
Accounts receivable	$7	$17
Inventory and Unicap reserve	477	676
Research and development credit, foreign tax credit and net operating loss carry-forward	6,338	7,658
Other	0	102

Total deferred tax assets	6,822	8,453

Deferred tax liabilities:
Intangible assets and other	(1,905)	(2,595)
Property, plant and equipment	(193)	(653)

Total deferred tax liabilities	(2,098)	(3.248)
Valuation allowance	(2,789)	(1,357)

Deferred tax liabilities and valuation allowance	(4,887)	(4,605)

Net deferred income tax asset	$1,935	$3,848

SUMMER INFANT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. INCOME TAXES (Continued)

        The following reconciles the benefit for income taxes at the U.S. federal income tax statutory rate to the benefit in the consolidated financial statements:

	Fiscal 2017	Fiscal 2016
Tax benefit at statutory rate	$(26)	$(1,869)
State income taxes, net of U.S. federal income tax benefit	87	(28)
Adjustment to uncertain tax position	(16)	14
Stock options	52	70
Foreign tax rate differential	(14)	133
Tax credits	(172)	(123)
Non-deductible expenses	315	498
Foreign repatriation/toll tax	734	—
Foreign tax credit valuation allowance	882	—
Foreign dividends/section 956	86	—
Tax rate changes	115	—
Other	129	131

Total benefit	$2,172	$(1,174)

        As of December 30, 2017, the Company had approximately $5,996 of federal and state net operating loss carry forwards (or "NOLs") to offset future federal taxable income. The federal NOL will begin to expire in 2031 and the state NOL began to expire in 2018. The Company also has approximately $1,470, $328, $2,655, and $564 of NOLs in Canada, Australia, Israel, and the United Kingdom, which can be carried forward indefinitely.

        Authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported, if based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all evidence, including the Company's past earnings history and future earnings forecast, management has determined that a valuation allowance in the amount of $1,907 relating to certain state tax credits and foreign NOL's is necessary at December 30, 2017 and $1,357 at December 31, 2016. Due to the Tax Act, the Company determined an additional provisional valuation allowance in the amount of $882 relating to foreign tax credits was necessary at December 30, 2017.

        A summary of the Company's adjustment to its uncertain tax positions in fiscal years ended December 30, 2017 and December 31, 2016 are as follows:

	December 30, 2017	December 31, 2016
Balance, at beginning of the year	$341	$327
Increase for tax positions related to the current year	—	—
Increase for tax positions related to prior years	—	—
Increase for interest and penalties	13	14
Decrease for lapses of statute of limitations	(29)	—

Balance, at end of year	$325	$341

SUMMER INFANT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. INCOME TAXES (Continued)

        The unrecognized tax benefits mentioned above include an aggregate of $52 of accrued interest and penalty balances related to uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. An increase in accrued interest and penalty charges of approximately $13, net of federal tax expense, was recorded as a tax expense during the current fiscal year. The Company anticipates the remaining liability of $325 may reverse as of March 31, 2018 due to lapse of statute of limitations at that time.

        The Company is subject to U.S. federal income tax, as well as to income tax of multiple state and foreign tax jurisdictions. On a global basis, the open tax years subject to examination by major taxing jurisdictions in which the Company operates is between two to six years.

6. SHARE BASED COMPENSATION

        The Company is currently authorized to issue up to 1,700,000 shares for equity awards under the Company's 2012 Incentive Compensation Plan (as amended, "2012 Plan"). Periodically, the Company may also grant equity awards outside of its 2012 Plan as inducement grants for new hires. The Company was authorized to issue up to 3,000,000 shares for equity awards under its 2006 Performance Equity Plan ("2006 Plan"). In March 2017, the 2006 Plan expired and no additional equity awards can be granted under the 2006 Plan.

        Under the 2012 Plan, awards may be granted to participants in the form of non-qualified stock options, incentive stock options, restricted stock, deferred stock, restricted stock units and other stock-based awards. Subject to the provisions of the plans, awards may be granted to employees, officers, directors, advisors and consultants who are deemed to have rendered or are able to render significant services to the Company or its subsidiaries and who are deemed to have contributed or to have the potential to contribute to the Company's success. The Company accounts for options under the fair value recognition standard. The application of this standard resulted in share-based compensation expense for the twelve months ended December 30, 2017 and December 31, 2016 of $494 and $482, respectively. Share based compensation expense is included in selling, general and administrative expenses.

        As of December 30, 2017, there are 1,338,583 shares available to grant under the 2012 Plan.

  Stock Options

        The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the table below. The Company uses the simplified method to estimate the expected term of the options for grants of "plain vanilla" stock options as prescribed by the Securities and Exchange Commission. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Share-based compensation expense recognized in the consolidated financial statements in fiscal 2017 and 2016 is based on awards that are ultimately expected to vest.

SUMMER INFANT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. SHARE BASED COMPENSATION (Continued)

        The following table summarizes the weighted average assumptions used for options granted during the fiscal years ended December 30, 2017 and December 31, 2016.

	Fiscal 2017	Fiscal 2016
Expected life (in years)	4.9	5.1
Risk-free interest rate	1.9%	1.3%
Volatility	71.4%	70.8%
Dividend yield	0.0%	0.0%
Forfeiture rate	22.6%	21.0%

        The weighted-average grant date fair value of options granted during the year ended December 30, 2017 was $1.16 per share which totaled $453 for the 390,500 options granted during such period. The weighted-average grant date fair value of options granted during the year ended December 31, 2016 was $0.92 per share which totaled $316 for the 343,300 options granted during such period

        A summary of the status of the Company's options as of December 30, 2017 and changes during the year then ended is presented below:

	Number Of Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	1,023,825	$2.93
Granted	390,500	$1.97
Exercised	4,500	$1.29
Canceled or expired	357,799	$3.69

Outstanding at end of year	1,052,026	$2.32

Options exercisable at December 30, 2017	416,030	$2.95

        Outstanding stock options vested and expected to vest as of December 30, 2017 is 871,062. The intrinsic value of options exercised totaled was $3 and zero for the fiscal years ended December 30, 2017 and December 31, 2016, respectively.

        The following table summarizes information about stock options at December 30, 2017:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Remaining Contractual Life	Weighted Average Exercise Price
$1.29 - $2.00	650,000	8.6	$1.79	109,004	7.4	$1.67
$2.01 - $3.00	275,000	5.0	$2.35	185,000	3.6	$2.29
$3.01 - $4.00	63,250	5.9	$3.30	58,250	5.8	$3.32
$4.01 - $6.00	14,076	4.3	$5.52	14,076	4.3	$5.52
$6.01 - $8.00	49,700	3.0	$7.04	49,700	3.0	$7.04

	1,052,026	7.2	$2.32	416,030	4.8	$2.95

SUMMER INFANT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. SHARE BASED COMPENSATION (Continued)

        The aggregate intrinsic value of options outstanding and exercisable at December 30, 2017 and December 31, 2016 are $5 and $9, respectively. As of December 30, 2017, there was approximately $364 of unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.7 years.

  Restricted Stock Awards

        Restricted stock awards require no payment from the grantee. The related compensation cost of each award is calculated using the market price on the grant date and is expensed equally over the vesting period. A summary of restricted stock awards made in the year ended December 30, 2017, is as follows:

	Number of Shares	Grant Date Fair Value
Non-vested restricted stock awards as of December 31, 2016	268,432	$1.96
Granted	234,000	$1.86
Vested and released	126,591	$1.94
Forfeited	44,325	$2.05

Non-vested restricted stock awards as of December 30, 2017	331,516	$1.88

        As of December 30, 2017, there was approximately $314 of unrecognized compensation cost related to non-vested stock compensation arrangements granted under the Company's stock incentive plan for restricted stock awards. That cost is expected to be recognized over the next 2.6 years.

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

        On July 13, 2016, the Company granted 100,000 performance-based RSUs to its new Chief Executive Officer. The RSUs represent the right to receive shares of the Company's common stock upon achievement of specified performance metrics, and only vest if such performance metrics are achieved for fiscal year 2017 and fiscal year 2018. The RSU's expire if the performance metrics are not achieved or if employment is terminated. The fair value of the RSUs will be recognized as it is earned and when it is probable that the performance conditions will be met. The Company did not recognize any compensation expense in fiscal 2017 and fiscal 2016 related to this award as it is unlikely that performance metrics will be achieved.

7. PROFIT SHARING PLAN

        Summer Infant (USA), Inc. maintains a defined contribution salary deferral plan under Section 401(k) of the Internal Revenue Code. All employees who meet the plan's eligibility requirements can participate. Employees may elect to make contributions up to federal limitations. In 2007, the Company adopted a matching plan which was further amended in 2013, and which was

SUMMER INFANT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. PROFIT SHARING PLAN (Continued)

funded throughout the year. For the years ended December 30, 2017 and December 31, 2016, the Company recorded 401(k) matching expense of $386 and $356, respectively.

8. MAJOR CUSTOMERS

        Sales to the Company's top seven customers together comprised approximately 77% of our sales in fiscal 2017 and 75% of our sales in fiscal 2016. Of these customers, four generated more than 10% of sales for fiscal 2017: Amazon.com (25%), Babies R Us/Toys R Us (17%), Walmart (16%), and Target (11%). In fiscal 2016, four customers generated more than 10% of sales: Amazon.com (20%), Babies R Us/Toys R Us (20%), Walmart (15%), and Target (11%).

9. COMMITMENTS AND CONTINGENCIES

Royalty Commitments

        Summer Infant (USA), Inc. has entered into various license agreements with third parties for the use of product designs, software licenses, and trade names for the products manufactured by the Company. These agreements have termination dates through December 2020. Royalty expense under these licensing agreements for the years ended December 30, 2017 and December 31, 2016 were approximately $69 and $315, respectively.

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

        Summer Infant Europe Limited leases office space under a non-cancelable operating lease agreement. This lease is for a five-year term through March 2022, and requires monthly payments of approximately $6. In addition, Summer Infant Europe Limited is required to pay its proportionate share of property taxes.

        Summer Infant Canada, Ltd. entered into a five-year lease for office and warehouse space under a non-cancelable operating lease agreement expiring June 2023. The Company is obligated as part of the lease to pay maintenance expenses as well as property taxes and insurance costs as defined in the agreement. Monthly payments are approximately $25 over the course of the lease term. Summer Infant

SUMMER INFANT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. COMMITMENTS AND CONTINGENCIES (Continued)

Canada, Ltd. has the option to renew this lease for one additional period of five years under similar terms and conditions.

        Summer Infant (USA) Inc. entered into a 72 month lease in September 2010 for warehouse space under a non-cancelable operating lease agreement. The Company is obligated to pay certain common area maintenance charges including insurance and utilities. The lease was extended in 2015 and now expires in September 2021. Monthly payments were $170 in fiscal 2017 and escalate to $186 over the remaining life of the lease.

        During November 2017, Summer Infant Asia entered into a two year office lease which requires monthly payments of $10 through 2019.

        Approximate future minimum rental payments due under these leases are as follows(a):

Fiscal Year Ending:
2018	$2,561
2019	2,625
2020	2,554
2021	2,045
2022 and beyond	478

Total	$10,263

(a)
Amounts exclude payments for sales-leaseback transaction as described in Note 4.

        Rent expense (excluding taxes, fees and other charges) for the years ended December 30, 2017 and December 31, 2016 totaled approximately $2,654 and $2,692, respectively.

Employment Contracts

        In accordance with United Kingdom and EU law, Summer Infant Europe Limited is required to have employment contracts with all of its employees. In connection with these contracts, Summer Infant Europe Limited makes individual pension contributions to certain employees at varying rates from 1-7% of the employee's annual salary, as part of their total compensation package. These pension contributions are expensed as incurred. There are no termination benefit provisions in these contracts.

Litigation

        The Company is a party to routine litigation and administrative complaints incidental to its business. The Company does not believe that the resolution of any or all of such current routine litigation and administrative complaints is likely to have a material adverse effect on the Company's financial condition or results of operations.

10. GEOGRAPHICAL INFORMATION

        The Company sells products throughout the United States, Canada, and the United Kingdom, and various other parts of the world. The Company does not disclose product line revenues as it is not practicable for the Company to do so.

SUMMER INFANT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. GEOGRAPHICAL INFORMATION (Continued)

        The following is a table that presents net revenue by geographic area:

	For the fiscal year ended
	December 30, 2017	December 31, 2016
United States	$157,159	$163,381
All Other	32,710	30,947

	$189,869	$194,328

        The following is a table that presents total assets by geographic area:

	December 30, 2017	December 31, 2016
United States	$82,851	$84,519
All Other	15,179	17,218

	$98,030	$101,737

        The following is a table that presents total long lived assets by geographic area:

	December 30, 2017	December 31, 2016
United States	$22,763	$24,512
All Other	2,961	4,212

	$25,724	$28,724

11. SUBSEQUENT EVENTS

        The Company has evaluated all events or transactions that occurred after December 30, 2017 through the date of this Annual Report. No subsequent event disclosures are required.