Form 10-Q
period 2018-03-31
Summer Infant, Inc.
filed 2018-05-02
CIK 1314772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

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

As of April 30, 2018, there were 18,685,237 shares outstanding of the registrant’s Common Stock, $0.0001 par value per share.

Summer Infant, Inc.

Form 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.                                                Condensed Consolidated Financial Statements (unaudited)

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

Note that all amounts presented in the table below are in thousands of U.S. dollars, except share and par value amounts.

	(Unaudited)
	March 31, 2018	December 30, 2017
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$812	$681
Trade receivables, net of allowance for doubtful accounts	29,223	36,640
Inventory, net	28,724	34,035
Prepaid and other current assets	1,786	950
TOTAL CURRENT ASSETS	60,545	72,306
Property and equipment, net	9,583	9,640
Other intangible assets, net	13,854	14,046
Deferred tax assets, net	1,929	1,935
Other assets	103	103
TOTAL ASSETS	$86,014	$98,030

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$22,305	$24,642
Accrued expenses	6,189	9,818
Current portion of long term debt	4,916	3,250
TOTAL CURRENT LIABILITIES	33,410	37,710
Long-term debt, less current portion and unamortized debt issuance costs	39,035	43,772
Other liabilities	2,587	2,906
TOTAL LIABILITIES	75,032	84,388

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.0001 par value, 1,000,000 authorized, none issued or outstanding at March 31, 2018 and December 30, 2017, respectively	—	—
Common Stock $0.0001 par value, authorized, issued and outstanding of 49,000,000, 18,956,886, and 18,685,237 at March 31, 2018 and 49,000,000, 18,901,386, and 18,629,737 at December 30, 2017, respectively	2	2
Treasury Stock at cost (271,649 shares at March 31, 2018 and December 30, 2017)	(1,283)	(1,283)
Additional paid-in capital	76,947	76,848
Accumulated deficit	(62,341)	(59,634)
Accumulated other comprehensive loss	(2,343)	(2,291)
TOTAL STOCKHOLDERS’ EQUITY	10,982	13,642
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$86,014	$98,030

See notes to condensed consolidated financial statements

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

Note that all amounts presented in the table below are in thousands of U.S. dollars, except share and per share amounts.

	(Unaudited)
	For the Three Months Ended
	March 31, 2018	April 1, 2017
Net sales	$42,055	$47,340
Cost of goods sold	28,463	32,051
Gross profit	13,592	15,289
General and administrative expenses	12,588	9,272
Selling expense	2,678	3,911
Depreciation and amortization	1,001	1,056
Operating (loss) income	(2,675)	1,050
Interest expense, net	773	724
(Loss) income before income taxes	(3,448)	326
(Benefit) provision for income taxes	(741)	156
NET (LOSS) INCOME	$(2,707)	$170
Net (loss) income per share:
BASIC	$(0.15)	$0.01
DILUTED	$(0.15)	$0.01
Weighted average shares outstanding:
BASIC	18,649,415	18,510,631
DILUTED	18,649,415	18,599,386

See notes to condensed consolidated financial statements.

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive (Loss) Income

Note that all amounts presented in the table below are in thousands of U.S. dollars.

	(Unaudited)
	For The Three Months Ended
	March 31, 2018	April 1, 2017
Net (loss) income	$(2,707)	$170
Other comprehensive income:
Changes in foreign currency translation adjustments	(52)	90

Comprehensive (loss) income	$(2,759)	$260

See notes to condensed consolidated financial statements.

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Note that all amounts presented in the table below are in thousands of U.S. dollars.

	(Unaudited)
	For the three months ended
	March 31, 2018	April 1, 2017
Cash flows from operating activities:
Net (loss) income	$(2,707)	$170
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,010	1,090
Stock-based compensation expense	99	85
Provision for (recovery of) allowance for doubtful accounts	2,355	(98)
Changes in assets and liabilities:
Decrease (increase) in trade receivables	4,834	(128)
Decrease (increase) in inventory	5,019	(684)
(Increase) decrease in prepaids and other assets	(862)	358
Decrease in accounts payable and accrued expenses	(6,084)	(1,412)
Net cash provided by (used in) operating activities	3,664	(619)
Cash flows from investing activities:
Acquisitions of property and equipment	(767)	(712)
Net cash used in investing activities	(767)	(712)
Cash flows from financing activities:
Repayment of Term Loan Facility	(500)	(1,000)
Net (repayment) borrowings on revolving facilities	(2,571)	1,970
Net cash (used in) provided by financing activities	(3,071)	970
Effect of exchange rate changes on cash and cash equivalents	305	86
Net increase (decrease) in cash and cash equivalents	131	(275)
Cash and cash equivalents, beginning of period	681	999
Cash and cash equivalents, end of period	$812	$724
Supplemental disclosure of cash flow information:
Cash paid for interest	$560	$714
Cash paid for income taxes	$—	$—

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

Basis of Presentation and Principles of Consolidation

The accompanying interim, condensed consolidated financial statements of the Company are unaudited, but in the opinion of management, reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results for the interim periods. Accordingly, they do not include all information and notes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. The results of operations for interim periods are not necessarily indicative of results to be expected for the entire fiscal year or any other period. The balance sheet at December 30, 2017 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes for the year ended December 30, 2017 included in its Annual Report on Form 10-K filed with the SEC on February 20, 2018.

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

Revenue Recognition

As of December 31, 2017, the Company adopted FASB ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in U.S. GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects to receive in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance.

The Company reviewed all contracts at the date of initial application and elected to use the modified retrospective transition method, where the cumulative effect of the initial application is recognized as an adjustment to opening retained earnings at December 31, 2017. Therefore, comparative prior periods have not been adjusted and continue to be reported under FASB ASC Topic 605, Revenue Recognition, (“ASC 605”). The adoption of the new revenue recognition guidance was immaterial to the Company’s condensed consolidated statements of operations, comprehensive (loss) income, balance sheet, and cash flows as of and for the three months ending March 31, 2018. Refer to Note 2 for additional information regarding the Company’s adoption of ASC 606.

The Company’s principal activities from which it generates its revenue is product sales. The Company has one reportable segment of business.

Revenue is measured based on consideration specified in a contract with a customer. The Company recognizes revenue when it satisfies a performance obligation in a contract by transferring control over a product to a customer when product delivery occurs. Consideration is typically paid approximately 60 days from the time control is transferred. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in selling costs.

A performance obligation is a promise in a contract to transfer a distinct product to the customer, which for the Company is transfer of juvenile products to its customers. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the customer receives the benefit of the performance obligation.

A transaction price is the amount of consideration the Company expects to receive under the arrangement. The Company is required to estimate variable consideration (if any) and to factor that estimation into the determination of the transaction price. The Company conducts its business with customers through valid purchase or sales orders which are considered contracts and are not interdependent on one another. Product transaction prices on a purchase or sale order are discrete and stand-alone. Purchase or sales orders may be issued under either a customer master service agreement or a reseller allowance agreement. Purchase or sales orders, master service agreements, and reseller allowance agreements which are specific and unique to each customers, may include product price discounts, markdown allowances, return allowances, and/or volume rebates which reduce the consideration due from customers. Variable consideration is estimated using the most likely amount method, which is based on our historical experience as well as current information such as sales forecasts.

Contracts may also include cooperative advertising allowances, for which we receive a distinct benefit and fair value, and are recorded as selling expenses.

Use of Estimates

                                                The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect certain reported amounts of revenues, expenses, assets, liabilities and related disclosures. These estimates are based on management’s best knowledge as of the date the financial statements are published of current events and actions the Company may undertake in the future.  Accordingly, actual results could differ from those estimates.

Allowance for Doubtful Accounts

Trade receivables are carried at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts. The Company estimates doubtful accounts based on historical bad debts, factors related to specific customers’ ability to pay and current economic trends. The Company writes off accounts receivable against the allowance when a balance is determined to be uncollectible. Amounts are considered to be uncollectable based upon historical experience and management’s evaluation of outstanding accounts receivable.

Changes in the allowance for doubtful accounts are as follows:

	For the three months ended
	March 31, 2018	April 1, 2017
Allowance for doubtful accounts, beginning of period	$1,622	$64
Charges to costs and expenses	2,355	(17)
Allowance for doubtful accounts, end of period	$3,977	$47

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” (“ASU 2016-02”). ASU 2016-02 which will supersede the current guidance for lease accounting and will requires lessees to recognize right-to-use assets and related lease liabilities on the balance sheet for leases with lease terms greater than twelve months and disclose key information about leasing arrangements. The effective date for the Company will be the first quarter of fiscal year 2019, with early adoption permitted. The Company is evaluating the impact that adoption of this new standard will have on its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

2.                                      REVENUE

Disaggregation of Revenue

The Company’s revenue is primarily from distinct fixed-price product sales in the juvenile product market, to similar customers and channels utilizing similar types of contracts that are short term in nature (less than one year). The Company does not sell service agreements or goods over a period of time and does not sell or utilize customer financing arrangements or time-and-material contracts.

The following is a table that presents net sales by geographical area:

	For the three months ended
	March 31, 2018	April 1, 2017
United States	$35,091	$38,804
All Other	6,964	8,536
Net Sales	$42,055	$47,340

All Other consists of Canada, Europe, South America, Mexico, Asia, and the Middle East.

Contract Balances

The Company does not have any contract assets such as work-in-process or contract liabilities such as customer advances. All trade receivables on the Company’s condensed consolidated balance sheet are from contracts with customers.

Contract Costs

Costs incurred to obtain a contract are capitalized unless short term in nature. As a practical expedient, costs to obtain a contract that are short term in nature are expensed as incurred.

3.                                      DEBT

Credit Facilities

The Company and its wholly owned subsidiary, Summer Infant (USA), Inc., are parties to an amended and restated loan and security agreement with Bank of America, N.A., as agent, which provides for an asset-based credit facility. The amended and restated loan and security agreement was entered into in April 2015 and has been subsequently amended, with the most recent amendment dated April 24, 2018 as discussed in Note 8 below (as amended, the “Credit Facility”). The Credit Facility consists of a $60,000 asset-based revolving credit facility, with a $10,000 letter of credit sub-line facility (the “Revolving Facility”), a $5,000 “first in last out” (FILO) revolving credit facility (the “FILO Facility”) and a $10,000 term loan facility (the “Term Loan Facility”). Pursuant to an accordion feature, the Credit Facility includes the ability to increase the Revolving Facility by an additional $15,000 upon the Company’s request and the agreement of the lenders participating in the increase. The total borrowing capacity under the Revolving Facility is based on a borrowing base, generally defined as 85% of the value of eligible accounts plus the lesser of (i) 70% of the value of eligible inventory or (ii) 85% of the net orderly liquidation value of eligible inventory, less reserves. The total borrowing capacity under the FILO Facility is based on a borrowing base, generally defined as a specified percentage of the value of eligible accounts that steps down over time, plus a specified percentage of the value of eligible inventory that steps down over time.

The scheduled maturity date of the loans under the Revolving Facility and the Term Loan Facility is April 21, 2020, and loans under the FILO Facility terminated April 21, 2018. Any termination of the Revolving Facility would require termination of the Term Loan Facility and the FILO Facility.

All obligations under the Credit Facility are secured by substantially all of the Company’s assets. In addition, Summer Infant Canada Limited and Summer Infant Europe Limited, subsidiaries of the Company, are guarantors under the Credit Facility. Borrowings under the Revolving Facility generally bear interest, at the Company’s option, at a base rate or at LIBOR, plus applicable margins based on average quarterly availability and ranging between 2.0% and 2.5% on LIBOR borrowings and 0.5% and 1.0% on base rate borrowings. Loans under the FILO Facility and Term Loan Facility will bear interest, at the Company’s option, at a base rate or at LIBOR, plus a margin of 4.25% on LIBOR borrowings and 2.75% on base rate borrowings. As discussed in Note 8 below, from April 24, 2018 through May 21, 2018, interest on the Revolving Facility will accrue an additional 2.0% on the then applicable interest rate.

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

The Credit Facility contains customary affirmative and negative covenants. Among other restrictions, the Company is restricted in its ability to incur additional debt, make acquisitions or investments, dispose of assets, or make distributions unless in each case certain conditions are satisfied. The Credit Facility also contains customary events of default, including the occurrence of a change of control. In the event of a default, all of the Company’s obligations under the Credit Facility may be declared immediately due and payable. In addition, the Credit Facility contains cash dominion provisions that apply if an event of default occurs or if the Company’s availability is less than an amount equal to 10% of the lesser of (i) the aggregate revolver commitments and (ii) the revolver borrowing base under the Credit Facility. For certain events of default relating to insolvency and receivership, all outstanding obligations immediately become due and payable.

As of March 31, 2018, the rate on base-rate loans was 5.75% and the rate on LIBOR-rate loans was 4.50%. The amount outstanding on the Revolving Facility at March 31, 2018 was $39,203. Total borrowing capacity under the Revolving Facility at March 31, 2018 was $37,537 and permitted borrowing overdraft was $1,666. The amounts outstanding on the Term Loan Facility and FILO Facility at March 31, 2018 were $4,500 and $1,250, respectively.

Aggregate maturities of bank debt related to the Credit Facility:

Fiscal Year ending:
2018	4,416
2019	2,000
2020	$38,537
Total	$44,953

Unamortized debt issuance costs were $1,002 at March 31, 2018 and $1,127 at December 30, 2017, and are presented as a direct deduction of long-term debt on the consolidated balance sheets.

4.                                      INTANGIBLE ASSETS

Intangible assets consisted of the following:

	March 31,	December 30,
	2018	2017

Brand names	$11,819	$11,819
Patents and licenses	3,766	3,766
Customer relationships	6,946	6,946
Other intangibles	1,882	1,882
	24,413	24,413
Less: Accumulated amortization	(10,559)	(10,367)
Intangible assets, net	$13,854	$14,046

The amortization period for the majority of the intangible assets ranges from 5 to 20 years for those assets that have an estimated life; certain of the assets have indefinite lives (brand names). Total of intangibles not subject to amortization amounted to $8,400 as of March 31, 2018 and December 30, 2017.

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

Under the 2012 Plan, awards may be granted to participants in the form of non-qualified stock options, incentive stock options, restricted stock, deferred stock, restricted stock units and other stock-based awards. Subject to the provisions of the plans, awards may be granted to employees, officers, directors, advisors and consultants who are deemed to have rendered or are able to render significant services to the Company or its subsidiaries and who are deemed to have contributed or to have the potential to contribute to the Company’s success. The Company accounts for options under the fair value recognition standard. The application of this standard resulted in share-based compensation expense for the three months ended March 31, 2018 and April 1, 2017 of $99 and $85, respectively. Stock based compensation expense is included in general and administrative expenses.

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

As of March 31, 2018, there were 1,151,830 stock options outstanding and 272,891 unvested restricted shares outstanding.

During the three months ended March 31, 2018, the Company granted 142,240 stock options and 16,000 shares of restricted stock, respectively. The following table summarizes the weighted average assumptions used for stock options granted during the three months ended March 31, 2018 and April 1, 2017.

	2018	2017
Expected life (in years)	4.9	4.9
Risk-free interest rate	2.6%	1.9%
Volatility	64.2%	71.4%
Dividend yield	0%	0%
Forfeiture rate	23.2%	22.6%

As of March 31, 2018, there were 1,192,593 shares available to grant under the 2012 Plan.

Restricted Stock Units

On July 13, 2016, the Company granted 100,000 performance-based RSUs to its new Chief Executive Officer. The RSUs represent the right to receive shares of the Company’s common stock upon achievement of specified performance metrics, and only vest if such performance metrics are achieved for fiscal year 2017 and fiscal year 2018. The RSUs expire if the performance metrics are not achieved or if employment is terminated. The fair value of the RSUs will be recognized as it is earned and when it is probable that the performance conditions will be met. In 2017, 50,000 of the RSUs expired as the performance metrics for 2017 were not achieved. The Company did not recognize any compensation expense in 2018 related to this award as it is unlikely that performance metrics will be achieved.

7.                                      WEIGHTED AVERAGE COMMON SHARES

Basic and diluted earnings or loss per share (“EPS”) is based upon the weighted average number of common shares outstanding during the period. Diluted weighted average number of common shares outstanding also included common stock equivalents such as stock options and restricted shares. The Company does not include the anti-dilutive effect of common stock equivalents in the calculation of dilutive common shares outstanding. The computation of diluted common shares for the three months ended March 31, 2018 excluded 1,151,830 stock options and 272,891 shares of restricted stock outstanding. The computation of diluted common shares for the three months ended April 1, 2017 excluded 1,239,131 stock options and 294,907 shares of restricted stock outstanding.

8.                                      SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing date of this Quarterly Report on Form 10-Q and determined that no subsequent events occurred that would require recognition in the consolidated financial statements or disclosure in the notes thereto except the following:

On April 24, 2018, the Company and its subsidiaries, Summer Infant (USA), Inc., Summer Infant Canada, Limited and Summer Infant Europe Limited, entered into an amendment and waiver (the “Loan Amendment”) to the Credit Facility with Bank of America, N.A., as agent (the “Agent”), and certain financial institutions party to the agreement from time to time as lenders.  Pursuant to the Loan Amendment, the lenders waived any violations of the Credit Facility that may have occurred as a result of overadvances made to the Company from time to time since November 29, 2017.  The Loan Amendment also amended certain provisions of the Credit Facility, including amendments to (i) the definition of Availability Reserve to include the Liquidity Reserve and Past Due Reserve (each as described below); (ii) the definition of EBITDA with respect to writeoffs relating to Toys “R” Us accounts that can be added back to the calculation of EBITDA for purposes of calculating the leverage ratio and fixed charge coverage ratio under the Credit Facility effective for the quarter ended March 31, 2018; (iii) the definition of “Temporary Overadvance Amount” to provide for permitted overadvance amounts until May 22, 2018; (iv) add the definition of Liquidity Reserve, which provides that, from and after May 31, 2018, a reserve will be established equal to 50% of availability on such date (without giving effect to the Liquidity Reserve), to be reduced to zero from and after the date availability (without giving effect to the Liquidity Reserve) exceeds 12.5% of the borrowing base for 30 consecutive days; and (v) add the definition of Past Due Reserve, which provides for a reserve to be established on May 31, 2018, as adjusted by the agent, equal to the aggregate of accounts payable that are more than 60 days past due, book overdrafts and any other past due indebtedness.  In addition, the Loan Amendment imposed additional reporting requirements on the Company, and provides that, from the date of the Loan Amendment through May 21, 2018, the interest rate on outstanding principal amounts on the Revolving Facility will accrue interest at the applicable rate plus 2.0%.

The final installment payment on the Company’s FILO Facility was made in April 2018.

ITEM 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking information and statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All forward-looking statements included in this document are based on information available to us on the date hereof. It is important to note that our actual results could differ materially from those projected in such forward-looking statements contained in this Quarterly Report on Form 10-Q. These forward-looking statements include statements concerning our expectations regarding the impact of the Toys R Us bankruptcy and liquidation of its U.S. assets on future results; the effectiveness of and expected savings from our cost reduction efforts; the expected refinancing of existing debt and timing of any refinancing; our business strategy and future growth and profitability; our ability to deliver high quality, innovative products to the marketplace; our ability to maintain and build upon our existing customer and supplier relationships; our expected cash flow and liquidity for the next 12 months; and our ability to build awareness of our core brands. These statements are based on current expectations that involve numerous risks and uncertainties.  These risks and uncertainties include the concentration of our business with retail customers; liquidity problems or bankruptcy of our customers and their ability to pay us in a timely manner; our ability to introduce new products or improve existing products that satisfy consumer preferences; our ability to develop new or improved products in a timely and cost-efficient manner; our ability to compete with larger and more financially stable companies in our markets; our ability to comply with financial and other covenants in our debt agreements; our dependence on key personnel; our reliance on foreign suppliers and potential disruption in foreign markets in which we operate; increases in the cost of raw materials used to manufacture our products; compliance with safety and testing regulations for our products; product liability claims arising from use of our products; unanticipated tax liabilities; an impairment of other intangible assets; and other risks as detailed in our Annual Report on Form 10-K for the year ended December 30, 2017, this Quarterly Report on Form 10-Q, and subsequent filings with the Securities and Exchange Commission. All these matters are difficult or impossible to predict accurately, many of which may be beyond our control. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate.

The following discussion is intended to assist in the assessment of significant changes and trends related to the results of operations and financial condition of our Company and our consolidated subsidiaries.  This Management’s Discussion and Analysis should be read together with the unaudited interim condensed consolidated financial statements and related notes included elsewhere in this filing and with our consolidated financial statements for the year ended December 30, 2017 included in our Annual Report on Form 10-K for the year ended December 30, 2017 (“2017 Form 10-K”).

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

We operate in one principal industry segment across geographically diverse marketplaces, selling our products globally to large, national retailers as well as independent retailers, and on our partner’s websites and our own summerinfant.com website. In North America, our customers include Amazon.com, Wal-Mart, Target, Buy Buy Baby, Home Depot, and Lowe’s. Our largest European-based customers are Argos, Amazon, Toys R Us, and Mothercare. We also sell through international distributors, representatives, and to select international retail customers in geographic locations where we do not have a direct sales presence.

Our financial results in the first quarter of 2018 continued to be impacted by the bankruptcy filing of Toys R Us, Inc. (“TRU”), the owner of Babies R Us, one of our key retail customers.  We continued to do business with TRU in 2018 until March 15, 2018, when TRU announced that it was liquidating all of its U.S. assets.  As a result, we increased our allowance for bad debt by $2.3 million.  Sales declined 11.2% as compared to the first quarter of 2017, reflecting the reduced sales to Babies R Us and decreased monitor sales, and incurred a net loss of $0.15 per diluted share. We expect the negative revenue impact from the TRU liquidation to decline in the quarters to come.

While we believe we have taken appropriate actions in connection with the bankruptcy to maximize the potential for recovery of all of the amounts owed to us from TRU, it is anticipated that the bankruptcy process will be lengthy and we cannot predict when or if we will recover amounts owed to us from TRU.  We also implemented cost reduction actions in the first quarter which we believe will right size our business as a result of the TRU bankruptcy filing and subsequent liquidation of its U.S. assets, including a reduction in headcount and other costs, and we expect these actions will reduce costs by $1.6 million on an annual basis.

Subsequent to the end of the first quarter, on April 24, 2018 and as discussed in Note 8 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, we entered into an amendment and waiver (the “Loan Amendment”) to our Credit Facility to maintain liquidity in light of TRU’s liquidation of its U.S. assets.  Under the amendment, the lenders waived any violations of the Credit Facility that may have occurred as a result of overadvances made to us from time to time since November 29, 2017, and amended certain provisions of the Credit Facility, including to the definition of “Temporary Overadvance Amount” to provide for permitted overadvance amounts until May 22, 2018.  The Loan Amendment also imposed additional reporting requirements on the Company, and provides that, from the date of the Loan Amendment through May 21, 2018, the interest rate on outstanding principal amounts on the Revolving Facility will accrue interest at the applicable rate plus 2.0%.  We estimate that this temporary increase will result in approximately $75 of additional accrued interest in the second quarter of 2018.

During the first quarter, we reviewed our outstanding debt and initiated discussions with our banks regarding refinancing our current Credit Facility, and engaged a financial advisor to assist us with exploring other refinancing opportunities.  We believe that a refinancing will provide us with additional flexibility to operate efficiently and to support our expectations for future growth.  Subject to market conditions, we anticipate refinancing our existing Credit Facility in the next two quarters.  However, we cannot provide assurance that we will be able to complete the refinancing.

We expect that we will continue to face constraints on our liquidity in the second quarter of 2018 as the impact of the TRU liquidation of its U.S. assets continues.  As such, we have instituted certain cost control measures that we expect will allow us to continue to improve our overall product positioning and increase sales.

Summary of Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2018 from our critical accounting policies and estimates disclosed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2017 Form 10-K except for the adoption of the new revenue recognition accounting policy noted in Note 1 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Results of Operations

	For the Three Months Ended
	(Unaudited)
	March 31, 2018	April 1, 2017
Net sales	$42,055	$47,340
Cost of goods sold	28,463	32,051
Gross profit	13,592	15,289
General and administrative expense	12,588	9,272
Selling expense	2,678	3,911
Depreciation and amortization	1,001	1,056
Operating (loss) income	(2,675)	1,050
Interest expense, net	773	724
(Loss) income before income taxes	(3,448)	326
(Benefit) provision for income taxes	(741)	156
Net income (loss)	$(2,707)	$170

Three Months ended March 31, 2018 compared with Three Months ended April 1, 2017

Net sales decreased 11.2% from approximately $47,340 for the three months ended April 1, 2017 to approximately $42,055 for the three months ended March 31, 2018. The decrease was primarily a result of a $3,826 reduction in sales to TRU and a $3,043 decrease in monitor sales due to increased competition. The decrease in monitor sales excludes any overlapping impact with the decreased sales to TRU.

Cost of goods sold includes cost of the finished product from suppliers, duties on certain imported items, freight-in from suppliers, and miscellaneous charges. The components of cost of goods sold remained substantially the same for the quarter ended March 31, 2018 as compared to the quarter ended April 1, 2017.

Gross profit decreased 11.1% from $15,289 for the three months ended April 1, 2017 to $13,592 for the three months ended March 31, 2018. Gross margin as a percent of net sales remained the same at 32.3% for the three months ended April 1, 2017 and 32.3% for the three months ended March 31, 2018. Gross profit decreased primarily due to lower sales.

General and administrative expenses increased 35.8% from $9,272 for the three months ended April 1, 2017 to $12,588 for the three months ended March 31, 2018.  General and administrative expenses increased from 19.6% of net sales for the three months ended April 1, 2017 to 29.9% of net sales for the three months ended March 31, 2018.  The increase in dollars and as a percent of sales was primarily attributable to a $2,348 increase in our allowance for bad debts due to the liquidation of TRU’s U.S. assets announced in March 2018 and a $420 severance charge related to a reduction in headcount associated with our cost reduction actions discussed above.

Selling expenses decreased 31.5% from $3,911 for the three months ended April 1, 2017 to $2,678 for the three months ended March 31, 2018. Selling expenses also decreased as a percent of net sales from 8.3% for the three months ended April 1, 2017 to 6.4% for the three months ended March 31, 2018. The decrease in selling expense and as a percent of sales was primarily attributable to lower sales and associated freight out costs as well as customer mix and direct import sales as it relates to cooperative advertisement costs and consumer advertising. The decrease in selling expense as a percent of net sales was primarily attributable to customer mix and direct import sales as it relates to cooperative advertisement costs and consumer advertising.

Depreciation and amortization decreased 5.2% from $1,056 for the three months ended April 1, 2017 to $1,001 for the three months ended March 31, 2018. The decrease in depreciation was attributable to a reduction in capital investment over several years.

Interest expense increased 6.8% from $724 for the three months ended April 1, 2017 to $773 for the three months ended March 31, 2018.  Interest expense increased primarily as a result of higher average interest rates under our credit facilities. We expect interest expense to be higher in the second quarter due to an increased interest margin being applied through May 21, 2018 to certain amounts outstanding pursuant to the amendment to our Credit Facility discussed above.

For the three months ended April 1, 2017, we recorded a $156 provision for income taxes on $326 of pretax income, reflecting an estimated 47.9% tax rate for the quarter. For the three months ended March 31, 2018, we recorded a $741 benefit for income taxes on $3,448 of pretax loss, reflecting an estimated 21.5% tax rate for the quarter. The reduction in tax rate was primarily attributable to the lower Federal tax rate enacted under the December 2017 Tax Cuts and Jobs Act that took effect on January 1, 2018.

Liquidity and Capital Resources

We fund our operations and working capital needs through cash generated from operations and borrowings under our credit facilities.

In our typical operational cash flow cycle, inventory is purchased in U.S. dollars to meet expected demand plus a safety stock. Because the majority of our suppliers are based in Asia, inventory takes from three to four weeks to arrive from Asia to the various distribution points we maintain in the United States, Canada and the United Kingdom. Payment terms for these vendors are approximately 60-90 days from the date the product ships from Asia, therefore we are generally paying for the product a short time after it is physically received in the United States.  In turn, sales to customers generally have payment terms 60 days, resulting in an accounts receivable and increasing the amount of cash required to fund working capital.  To bridge the gap between paying our suppliers and receiving payment from our customers for goods sold, we rely on our credit facilities.

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

For the three months ended March 31, 2018, net cash provided in operating activities totaled $3,664. Net cash provided by operating activities for the three months ended March 31, 2018 was primarily attributable to lower inventory due to improved operational efficiency in managing inventory resulting in increased inventory turns. Net cash used in operating activities for the three months ended April 1, 2017 was $619 and primarily attributable to our reducing accounts payable.

For the three months ended March 31, 2018, net cash used in investing activities was approximately $767. For the three months ended April 1, 2017, net cash used in investing activities was $712.

Net cash used by financing activities was approximately $3,071 for the three months ended March 31, 2018 and net cash provided by financing activities was approximately $970 for the three months ended April 1, 2017, reflecting repayments and borrowings on our credit facilities to fund investments and operations noted above.

Based primarily on the above factors, net cash increased for the three months ending March 31, 2018 by $88, resulting in a cash balance of approximately $812 at March 31, 2018.

Capital Resources

In addition to operating cash flow, we also rely on our existing asset-based revolving credit facility with Bank of America, N.A. to meet our financing requirements, which is subject to changes in our inventory and account receivable levels. We regularly evaluate market conditions, our liquidity profile, and various financing alternatives for opportunities to enhance our capital structure. As discussed above, we currently anticipate refinancing our existing debt in the next two quarters.

If we are unable to meet our current financial forecast, do not adequately control expenses, or adjust our operations accordingly, we may not remain in compliance with the financial covenants required under our existing revolving credit facility. Unforeseen circumstances could create a situation where we cannot access all of our available lines of credit due to insufficient asset availability or an inability to meet the financial covenants as required under our Credit Facility. There is no assurance that we will meet all of our financial or other covenants in the future, or that our lenders will grant waivers if there are covenant violations. In addition, should we seek to raise additional funds through debt or equity financings, any sale of debt or equity securities may cause dilution to existing stockholders. If sufficient funds are not available or are not available on acceptable terms, or we are unable to refinance our existing debt on acceptable terms, our ability to address any unexpected changes in our operations could be limited.

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

The Credit Facility consists of a $60,000 asset-based revolving credit facility, with a $10,000 letter of credit sub-line facility (the “Revolving Facility”), a $5,000 “first in last out” (FILO) revolving credit facility (the “FILO Facility”) and a $10,000 term loan facility (the “Term Loan Facility”). Pursuant to an accordion feature, the Credit Facility includes the ability to increase the Revolving Facility by an additional $15,000 upon the Company’s request and the agreement of the lenders participating in the increase. The total borrowing capacity under the Revolving Facility is based on a borrowing base, generally defined as 85% of the value of eligible accounts plus the lesser of (i) 70% of the value of eligible inventory or (ii) 85% of the net orderly liquidation value of eligible inventory, less reserves. The total borrowing capacity under the FILO Facility is based on a borrowing base, generally defined as a specified percentage of the value of eligible accounts that steps down over time, plus a specified percentage of the value of eligible inventory that steps down over time. For additional information on the Credit Facility, please see Note 3 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

As of March 31, 2018, the rate for base-rate loans was 5.75% and the rate for LIBOR-rate loans was 4.50%. The amount outstanding on the Revolving Facility at March 31, 2018 was $39,203. Total borrowing capacity under the Revolving Facility at March 31, 2018 was $37,537 and permitted borrowing overdraft was $1,666. The amounts outstanding on the Term Loan Facility and FILO Facility at March 31, 2018 were $4,500 and $1,250, respectively. The FILO facility was paid in full in April 2018.

We were in compliance with the financial covenants, as amended, under the Credit Facility as of March 31, 2018.

As discussed above, on April 24, 2018, we entered into an amendment to our Credit Facility.

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

ITEM 4.                        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as of March 31, 2018.  Our Chief Executive Officer and Chief Financial Officer have concluded, based on this evaluation, that our controls and procedures were effective as of March 31, 2018.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.                        Legal Proceedings

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We are not aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, results of operations or financial condition.

ITEM 1A.               Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of our  2017 Form 10-K, except as set forth below:

We may not be able to maintain our listing on NASDAQ.

Our common stock currently trades on The Nasdaq Capital Market. This market has continued listing requirements that we must continue to maintain to avoid delisting, including, among others, a minimum bid price requirement of $1.00 per share and any of: (i) a minimum stockholders’ equity of $2.5 million; (ii) a market value of listed securities of $35 million; or (iii) net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three fiscal years. Our results of operations and our fluctuating stock price directly impact our ability to satisfy these listing standards. If we are unable to maintain these listing standards, we may be subject to delisting.

A delisting from The Nasdaq Capital Market would result in our common stock being eligible for quotation on “over-the-counter” markets, which is generally considered to be a less efficient system than listing on markets such as Nasdaq or other national exchanges because of lower trading volumes, transaction delays and reduced security analyst and news media coverage. These factors could contribute to lower prices and larger spreads in the bid and ask prices for our common stock. Additionally, trading of our common stock on over-the-counter markets may make us less desirable to institutional investors and may, therefore, limit our future equity financing options and could negatively affect the liquidity of our stock.

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

10.1

Second Amendment to Lease, dated January 22, 2018, by and between Faith Realty II, LLC and Summer Infant (USA), Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 26, 2018)

10.2	Summer Infant, Inc. Change in Control Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 9, 2018)

10.3

Sixth Amendment to Amended and Restated Loan and Security Agreement, dated as of March 1, 2018, among Summer Infant, Inc. and Summer Infant (USA) Inc., as Borrowers, Summer Infant Canada, Limited and Summer Infant Europe Limited, as Guarantors, certain financial institutions that are parties to the amendment, as Lenders, and Bank of America, N.A, as Agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 2, 2018)

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

Summer Infant, Inc.

Date: May 2, 2018	By:	/s/ Mark Messner
Mark Messner
Chief Executive Officer (Principal Executive Officer)

Date: May 2, 2018	By:	/s/ William E. Mote, Jr.
William E. Mote, Jr.
Chief Financial Officer
(Principal Financial and Accounting Officer)