Form 10-Q
period 2018-06-30
Summer Infant, Inc.
filed 2018-08-01
CIK 1314772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

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

As of July 30, 2018, there were 18,769,015 shares outstanding of the registrant’s Common Stock, $0.0001 par value per share.

Summer Infant, Inc.

Form 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.                                                Condensed Consolidated Financial Statements (unaudited)

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

Note that all amounts presented in the table below are in thousands of U.S. dollars, except share and par value amounts.

	(Unaudited)
	June 30, 2018	December 30, 2017
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$929	$681
Trade receivables, net of allowance for doubtful accounts	36,040	36,640
Inventory, net	26,726	34,035
Prepaid and other current assets	1,255	950
TOTAL CURRENT ASSETS	64,950	72,306
Property and equipment, net	9,696	9,640
Other intangible assets, net	13,669	14,046
Deferred tax assets, net	1,915	1,935
Other assets	101	103
TOTAL ASSETS	$90,331	$98,030

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$24,558	$24,642
Accrued expenses	9,428	9,818
Current portion of long term debt	656	3,250
TOTAL CURRENT LIABILITIES	34,642	37,710
Long-term debt, less current portion and unamortized debt issuance costs	41,647	43,772
Other liabilities	2,875	2,906
TOTAL LIABILITIES	79,164	84,388

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.0001 par value, 1,000,000 authorized, none issued or outstanding at June 30, 2018 and December 30, 2017, respectively	—	—
Common Stock $0.0001 par value, authorized, issued and outstanding of 49,000,000, 19,040,664, and 18,769,015 at June 30, 2018 and 49,000,000, 18,901,386, and 18,629,737 at December 30, 2017, respectively	2	2
Treasury Stock at cost (271,649 shares at June 30, 2018 and December 30, 2017)	(1,283)	(1,283)
Additional paid-in capital	77,182	76,848
Accumulated deficit	(62,043)	(59,634)
Accumulated other comprehensive loss	(2,691)	(2,291)
TOTAL STOCKHOLDERS’ EQUITY	11,167	13,642
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$90,331	$98,030

See notes to condensed consolidated financial statements

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

Note that all amounts presented in the table below are in thousands of U.S. dollars, except share and per share amounts.

	Unaudited		Unaudited
	For the three months ended		For the six months ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net sales	$47,678	$52,579	$89,733	$99,919
Cost of goods sold	32,284	35,263	60,747	67,314
Gross profit	15,394	17,316	28,986	32,605
General & administrative expenses	9,376	10,252	21,964	19,524
Selling expenses	3,091	4,220	5,769	8,131
Depreciation and amortization	1,074	1,041	2,075	2,097
Operating income (loss)	1,853	1,803	(822)	2,853
Interest expense, net	1,409	734	2,182	1,458
Income (loss) before provision (benefit) for income taxes	444	1,069	(3,004)	1,395
Provision (benefit) for income taxes	146	528	(595)	684
Net income (loss)	$298	$541	$(2,409)	$711
Net income (loss) per share:
BASIC	$0.02	$0.03	$(0.13)	$0.04
DILUTED	$0.02	$0.03	$(0.13)	$0.04
Weighted average shares outstanding:
BASIC	18,731,553	18,554,523	18,690,711	18,532,412
DILUTED	18,735,858	18,600,949	18,690,711	18,599,899

See notes to condensed consolidated financial statements.

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive (Loss) Income

Note that all amounts presented in the table below are in thousands of U.S. dollars.

	Unaudited		Unaudited
	For the three months ended		For the six months ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net income (loss)	$298	$541	$(2,409)	$711
Other comprehensive (loss) income:
Changes in foreign currency translation adjustments	(348)	243	(400)	333

Comprehensive (loss) income	$(50)	$784	$(2,809)	$1,044

See notes to condensed consolidated financial statements.

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Note that all amounts presented in the table below are in thousands of U.S. dollars.

	(Unaudited)
	For the six months ended
	June 30, 2018	July 1, 2017
Cash flows from operating activities:
Net (loss) income	$(2,409)	$711
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	2,068	2,129
Stock-based compensation expense	314	274
Write off of unamortized deferred financing costs	518	—
Provision for allowance for doubtful accounts	2,269	29
Changes in assets and liabilities:
(Increase) in trade receivables	(1,972)	(2,304)
Decrease (increase) in inventory	6,953	(1,273)
(Increase) decrease in prepaids and other assets	(317)	753
(Decrease) increase in accounts payable and accrued expenses	(273)	2,443
Net cash provided by operating activities	7,151	2,762
Cash flows from investing activities:
Acquisitions of property and equipment	(1,751)	(1,287)
Net cash used in investing activities	(1,751)	(1,287)
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	19	—
Repayment of Prior Term Loan Facility	(5,000)	(1,000)
Repayment of Prior FILO	(1,250)	(1,250)
Payment of financing fees and expenses	(1,958)	—
Proceeds from New Term Loan Facility	17,500	—
Net (repayment) borrowings on revolving facilities	(14,529)	1,081
Net cash used in financing activities	(5,218)	(1,169)
Effect of exchange rate changes on cash and cash equivalents	66	109
Net increase in cash and cash equivalents	248	415
Cash and cash equivalents, beginning of period	681	999
Cash and cash equivalents, end of period	$929	$1,414
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,411	$1,281
Cash paid for income taxes	$4	$—

See notes to condensed consolidated financial statements.

SUMMER INFANT, INC.  AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.                                      BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The Company designs, markets and distributes branded juvenile health, safety and wellness products that are sold globally to large national retailers as well as independent retailers, primarily in North America. The Company currently markets its products in several product categories including monitoring, safety, nursery, baby gear, and feeding products. Most products are sold under our core brand names of Summer Infant®, SwaddleMe®, and Born Free®. When used herein, the terms the “Company,” “we,” “us,” and “our” mean Summer Infant, Inc. and its consolidated subsidiaries.

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

The Company reviewed all contracts at the date of initial application and elected to use the modified retrospective transition method, where the cumulative effect of the initial application is recognized as an adjustment to opening retained earnings at December 31, 2017. Therefore, comparative prior periods have not been adjusted and continue to be reported under FASB ASC Topic 605, Revenue Recognition, (“ASC 605”). The adoption of the new revenue recognition guidance was immaterial to the Company’s condensed consolidated statements of operations, comprehensive (loss) income, balance sheet, and cash flows as of and for the six months ending June 30, 2018. Refer to Note 2 for additional information regarding the Company’s adoption of ASC 606.

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

A transaction price is the amount of consideration the Company expects to receive under the arrangement. The Company is required to estimate variable consideration (if any) and to factor that estimation into the determination of the transaction price. The Company conducts its business with customers through valid purchase or sales orders each of which is considered a separate contract because individual orders are not interdependent on one another. Product transaction prices on a purchase or sale order are discrete and stand-alone. Purchase or sales orders may be issued under either a customer master service agreement or a reseller allowance agreement. Purchase or sales orders, master service agreements, and reseller allowance agreements which are specific and unique to each customers, may include product price discounts, markdown allowances, return allowances, and/or volume rebates which reduce the consideration due from customers. Variable consideration is estimated using the most likely amount method, which is based on our historical experience as well as current information such as sales forecasts.

Contracts may also include cooperative advertising arrangements where the Company allows a discount from invoiced product amounts in exchange for customer purchased advertising that features the Company’s products. These allowances are generally based upon product purchases or specific advertising campaigns. Such allowances are accrued when the related revenue is recognized. These cooperative advertising arrangements provide a distinct benefit and fair value and are accounted for as direct selling expenses.

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

Changes in the allowance for doubtful accounts are as follows:

	For the six months ended
	June 30, 2018	July 1, 2017
Allowance for doubtful accounts, beginning of period	$1,622	$59
Charges to costs and expenses	2,269	29
Allowance for doubtful accounts, end of period	$3,891	$88

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

Net Income (Loss) Per Share

Basic earnings (loss) per share for the Company is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share includes the dilutive impact of outstanding stock options and unvested restricted shares.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” (“new lease standard”). The new lease standard  will supersede the current guidance for lease accounting and will require lessees to recognize right-to-use assets and related lease liabilities on the balance sheet for leases with lease terms greater than twelve months. The objective is to increase transparency and comparability among organizations regarding lease accounting and disclosing key information about leasing arrangements. In July 2018, FASB issued ASU 2018-10, Codification Improvements to Topic 842 (Leases), which provides narrow amendments to clarify how to apply certain aspects of the new lease standard. The effective date for both standards for the Company will be the first quarter of fiscal year 2019, with early adoption permitted. The Company is evaluating the impact the adoption of this new standard will have on its consolidated financial statements and believes it is following an appropriate timeline to allow for proper recognition, presentation and disclosure upon adoption effective the beginning of fiscal year 2019.

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

The following is a table that presents net sales by geographical area:

	For the three months ended June 30, 2018	For the six months ended June 30, 2018
United States	$39,412	$74,503
All Other	8,266	15,230
Net Sales	$47,678	$89,733

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

3.                                      DEBT

Credit Facilities

On June 28, 2018, the Company and its subsidiary, Summer Infant (USA), Inc. (“Summer USA”), as borrowers, entered into (i) a Second Amended and Restated Loan and Security Agreement, providing for a $60,000 asset-based revolving credit facility and (ii) a Term Loan and Security Agreement, providing for a $17,500 term loan.

Bank of America Credit Facility

Amended and Restated Credit Facility.  On June 28, 2018, the Company and Summer USA, as borrowers, entered into a Second Amended and Restated Loan and Security Agreement with Bank of America, N.A., as agent, the financial institutions party to the agreement from time to time as lenders, and certain subsidiaries of the Company as guarantors (the “Restated BofA Agreement”).  The Restated BofA Agreement replaced the Company’s prior credit facility with Bank of America, and provides for a $60,000, asset-based revolving credit facility, with a $5,000 letter of credit sub-line facility.  The total borrowing capacity is based on a borrowing base, which is defined as 85% of eligible receivables plus the lesser of (i) 70% of the value or (ii) 85% of the net orderly liquidation value (NOLV) of eligible inventory, less applicable reserves.  The scheduled maturity date of loans under the Restated BofA Agreement is June 28, 2023 (subject to customary early termination provisions).

All obligations under the Restated BofA Agreement are secured by substantially all the assets of the Company, including a first priority lien on accounts receivable and inventory and a junior lien on certain assets subject to the term loan lender’s first priority lien as described below.  Summer Infant Canada Limited and Summer Infant Europe Limited, subsidiaries of the Company, are guarantors under the Restated BofA Agreement.  Proceeds from the loans were used to satisfy existing debt, pay fees and transaction expenses associated with the closing of the Restated BofA Agreement and may be used to pay obligations under the Restated BofA Agreement, and for lawful corporate purposes, including working capital.

Loans under the Restated BofA Agreement bear interest, at the Company’s option, at a base rate or at LIBOR, plus applicable margins based on average quarterly availability under the Restated BofA Agreement.  Interest payments are due monthly, payable in arrears.  The Company is also required to pay an annual non-use fee on unused amounts, as well as other customary fees as are set forth in the Restated BofA Agreement.  The Restated BofA Agreement contains customary affirmative and negative covenants.  Among other restrictions, the Company is restricted in its ability to incur additional debt, make acquisitions or investments, dispose of assets, or make distributions unless in each case certain conditions are satisfied.  In addition, if availability falls below a specified amount, then the Company must maintain a fixed charge coverage ratio at the end of each fiscal month of at least 1.0 to 1.0 for the twelve-month period then ended.

The Restated BofA Agreement also contains customary events of default, including a cross default with the term loan and the occurrence of a change of control.  In the event of a default, all of the obligations of the Company and its subsidiaries under the Restated BofA Agreement may be declared immediately due and payable.  For certain events of default relating to insolvency and receivership, all outstanding obligations become due and payable.

As of June 30, 2018, under the Restated BofA Agreement, the rate on base-rate loans was 6.0% and the rate on LIBOR-rate loans was 4.125%.  The amount outstanding on the Restated BofA Agreement at June 30, 2018 was $27,436. Total borrowing capacity at June 30, 2018 was $40,725 and permitted borrowing availability was $13,289.

Prior Credit Facility. Prior to entering into the Restated BofA Agreement, the Company and Summer USA were parties to an amended and restated loan and security agreement with Bank of America, N.A., as agent, which provided for an asset-based credit facility (the “Prior Credit Facility”). The Prior Credit Facility consisted of a $60,000 asset-based revolving credit facility, with a $10,000 letter of credit sub-line facility (the “Revolving Facility”), a $5,000 “first in last out” (FILO) revolving credit facility (the “FILO Facility”) and a $10,000 term loan facility (the “Term Loan Facility”). The total borrowing capacity under the Revolving Facility was based on a borrowing base, generally defined as 85% of the value of eligible accounts plus the lesser of (i) 70% of the value of eligible inventory or (ii) 85% of the net orderly liquidation value of eligible inventory, less reserves. The total borrowing capacity under the FILO Facility was based on a borrowing base, generally defined as a specified percentage of the value of eligible accounts that steps down over time, plus a specified percentage of the value of eligible inventory that steps down over time. As noted above, all obligations under the Revolving Facility and Term Loan Facility were repaid in connection with the Restated BofA Agreement and Term Loan Agreement described below. Loans under the FILO Facility terminated April 21, 2018.

Borrowings under the Revolving Facility generally accrued interest, at the Company’s option, at a base rate or at LIBOR, plus applicable margins based on average quarterly availability and ranging between 2.0% and 2.5% on LIBOR borrowings and 0.5%

and 1.0% on base rate borrowings. Loans under the FILO Facility and Term Loan Facility accrued interest, at the Company’s option, at a base rate or at LIBOR, plus a margin of 4.25% on LIBOR borrowings and 2.75% on base rate borrowings. From April 24, 2018 through May 21, 2018, interest on the Revolving Facility  accrue an additional 2.0% on the then applicable interest rate.

The refinancing transaction was evaluated, to determine the proper accounting treatment for the transaction. Accordingly, debt extinguishment accounting was used to account for the prepayment of the prior term loan facility and to prepay two members of the lender group for the prior credit facility with Bank of America that did not continue in the amended and restated credit facility, resulting in the write off of $518 in remaining unamortized deferred financing costs for the six months ended June 30, 2018. Debt modification accounting was used for the remaining member of the lender group for the prior credit facility, resulting in remaining unamortized deferred financing costs of $675 and the new financing costs of $1,958 to be capitalized and amortized over the life of the new debt.

New Term Loan Agreement

On June 28, 2018, the Company and Summer USA, as borrowers, entered into a Term Loan and Security Agreement (the “Term Loan Agreement”) with Pathlight Capital LLC, as agent, each lender from time to time a party to the Term Loan Agreement, and certain subsidiaries of the Company as guarantors, providing for a $17,500 term loan (the “Term Loan”).  Proceeds from the Term Loan were used to satisfy existing debt, pay fees and transaction expenses associated with the closing of the Term Loan and may be used to pay obligations under the Term Loan Agreement, and for lawful corporate purposes, including working capital.  The Term Loan is secured by a lien on certain assets of the Company, including a first priority lien on intellectual property, machinery and equipment, and a pledge of (i) 100% of the ownership interests of domestic subsidiaries and (ii) 65% of the ownership interests in certain foreign subsidiaries of the Company, and a junior lien on certain assets subject to the liens under the Restated BofA Agreement described above.  The Term Loan matures on June 28, 2023.  Summer Infant Canada Limited and Summer Infant Europe Limited, subsidiaries of the Company, are guarantors under the Term Loan Agreement.

The principal of the Term Loan will be repaid, on a quarterly basis, in installments of $219, with the first installment to be paid on December 1, 2018, until paid in full on termination.  The Term Loan bears interest at an annual rate equal to LIBOR, plus 9.0%.  Interest payments are due monthly, in arrears.  Obligations under the Term Loan Agreement are also subject to restrictions on prepayment and a prepayment penalty if the Term Loan is repaid prior to the third anniversary of the closing of the Term Loan.

The Term Loan Agreement contains customary affirmative and negative covenants that are substantially the same as the Restated BofA Agreement.  In addition, if availability falls below a specified amount, then the Company must maintain a fixed charge coverage ratio at the end of each fiscal month of at least 1.0 to 1.0 for the twelve-month period then ended.  The Term Loan Agreement also contains events of default, including a cross default and the occurrence of a change of control.  In the event of a default, all of the obligations of the Company and its subsidiaries under the Term Loan Agreement may be declared immediately due and payable.  For certain events of default relating to insolvency and receivership, all outstanding obligations become due and payable.

As of June 30, 2018, the interest rate on the Term Loan was 11.34%.  The amount outstanding on the Term Loan at June 30, 2018 was $17,500.

Aggregate maturities of bank debt related to the Restated BofA Agreement and the Term Loan Agreement:

Fiscal Year ending:
2018	219
2019	875
2020	875
2021	875
2022 and thereafter	$42,092
Total	$44,936

Unamortized debt issuance costs were $2,633 at June 30, 2018 and $1,127 at December 30, 2017, and are presented as a direct deduction of long-term debt on the consolidated balance sheets.

4.                                      INTANGIBLE ASSETS

Intangible assets consisted of the following:

	June 30,	December 30,
	2018	2017

Brand names	$11,819	$11,819
Patents and licenses	3,766	3,766
Customer relationships	6,946	6,946
Other intangibles	1,882	1,882
	24,413	24,413
Less: Accumulated amortization	(10,744)	(10,367)
Intangible assets, net	$13,669	$14,046

The amortization period for the majority of the intangible assets ranges from 5 to 20 years for those assets that have an estimated life; certain of the assets have indefinite lives (brand names). Total of intangibles not subject to amortization amounted to $8,400 as of June 30, 2018 and December 30, 2017.

5.                                      COMMITMENTS AND CONTINGENCIES

Litigation

The Company is a party to various routine claims, litigation and administrative complaints incidental to its business, including claims involving product liability, employee matters and other general liability claims, most of which are covered by insurance. We are not aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, results of operations or financial condition.

6.                                      SHARE BASED COMPENSATION

The Company is currently authorized to issue up to 1,700,000 shares for equity awards under the Company’s 2012 Incentive Compensation Plan (as amended, “2012 Plan”). Periodically, the Company may also grant equity awards outside of its 2012 Plan as inducement grants for new hires.

Under the 2012 Plan, awards may be granted to participants in the form of non-qualified stock options, incentive stock options, restricted stock, deferred stock, restricted stock units and other stock-based awards. Subject to the provisions of the plans, awards may be granted to employees, officers, directors, advisors and consultants who are deemed to have rendered or are able to render significant services to the Company or its subsidiaries and who are deemed to have contributed or to have the potential to contribute to the Company’s success. The Company accounts for options under the fair value recognition standard. Share-based compensation expense for the three months ended June 30, 2018 and July 1, 2017 was $216 and $189, respectively, and share-based compensation expense for the six months ended June 30, 2018 and July 1, 2017 was $314 and $274, respectively. Share based compensation expense is included in general and administrative expenses.

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

As of June 30, 2018, there were 1,188,010 stock options outstanding and 356,766 unvested restricted shares outstanding.

During the six months ended June 30, 2018, the Company granted 341,240 stock options and 168,000 shares of restricted stock, respectively. The following table summarizes the weighted average assumptions used for stock options granted during the six months ended June 30, 2018 and July 1, 2017.

	For the Six Months Ended June 30, 2018	For the Six Months Ended July 1, 2017
Expected life (in years)	4.9	4.9
Risk-free interest rate	2.68%	1.88%
Volatility	64.0%	71.4%
Dividend yield	0%	0%
Forfeiture rate	23.1%	22.6%

As of June 30, 2018, there were 856,182 shares available to grant under the 2012 Plan.

Restricted Stock Units

On July 13, 2016, the Company granted 100,000 performance-based RSUs to its new Chief Executive Officer. The RSUs represent the right to receive shares of the Company’s common stock upon achievement of specified performance metrics, and only vest if such performance metrics are achieved for fiscal year 2017 and fiscal year 2018. The RSUs expire if the performance metrics are not achieved or if employment is terminated. The fair value of the RSUs will be recognized as they are earned and when it is probable that the performance conditions will be met. In 2017, 50,000 of the RSUs expired as the performance metrics for 2017 were not achieved. The Company has not recognized any compensation expense in 2018 related to this award as it is unlikely that performance metrics will be achieved.

7.                                      WEIGHTED AVERAGE COMMON SHARES

Basic and diluted earnings or loss per share (“EPS”) is based upon the weighted average number of common shares outstanding during the period. Diluted weighted average number of common shares outstanding also included common stock equivalents such as stock options and restricted shares. The Company does not include the anti-dilutive effect of common stock equivalents in the calculation of dilutive common shares outstanding. The computation of diluted common shares for the three months ended June 30, 2018 excluded 1,188,010 stock options and 321,000 shares of restricted stock outstanding. The computation of diluted common shares for the six months ended June 30, 2018 excluded 1,188,010 stock options and 356,766 shares of restricted stock outstanding.  The computation of diluted common shares for the three months ended July 1, 2017 excluded 1,259,756 stock options and 239,930 shares of restricted stock outstanding. The computation of diluted common shares for the six months ended July 1, 2017 excluded 1,254,506 stock options and 239,930 shares of restricted stock outstanding.

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

ITEM 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking information and statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All forward-looking statements included in this document are based on information available to us on the date hereof. It is important to note that our actual results could differ materially from those projected in such forward-looking statements contained in this Quarterly Report on Form 10-Q. These forward-looking statements include statements concerning our expectations regarding the impact of the Toys R Us bankruptcy and liquidation of its U.S. assets on future results; the effectiveness of and expected savings from our cost reduction efforts; the expected impact of the recently completed refinancing on future growth and liquidity; our business strategy and future growth and profitability; our ability to deliver high quality, innovative products to the marketplace; our ability to maintain and build upon our existing customer and supplier relationships; our expected cash flow and liquidity for the next 12 months; and our ability to build awareness of our core brands. These statements are based on current expectations that involve numerous risks and uncertainties.  These risks and uncertainties include the concentration of our business with retail customers; liquidity problems or bankruptcy of our customers and their ability to pay us in a timely manner; our ability to introduce new products or improve existing products that satisfy consumer preferences; our ability to develop new or improved products in a timely and cost-efficient manner; our ability to compete with larger and more financially stable companies in our markets; our ability to comply with financial and other covenants in our debt agreements; our dependence on key personnel; our reliance on foreign suppliers and potential disruption in foreign markets in which we operate; increases in the cost of raw materials used to manufacture our products; compliance with safety and testing regulations for our products; product liability claims arising from use of our products; unanticipated tax liabilities; an impairment of other intangible assets; and other risks as detailed in our Annual Report on Form 10-K for the year ended December 30, 2017, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, this Quarterly Report on Form 10-Q and subsequent filings with the Securities and Exchange Commission. All these matters are difficult or impossible to predict accurately, many of which may be beyond our control. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate.

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

We operate in one principal industry segment across geographically diverse marketplaces, selling our products globally to large, national retailers as well as independent retailers, and on our partner’s websites and our own summerinfant.com website. In North America, our customers include Amazon.com, Wal-Mart, Target, Buy Buy Baby, Home Depot, and Lowe’s. Our largest European-based customers are Argos, Amazon, and Mothercare. We also sell through international distributors, representatives, and to select international retail customers in geographic locations where we do not have a direct sales presence.

As expected, our financial results in the second quarter of 2018 continued to be impacted by the bankruptcy filing of Toys R Us, Inc. (“TRU”), the parent company of a former customer, Babies R Us, and the subsequent liquidation of its U.S. assets as well as continued competition in the monitor category, though we experienced growth with other customers and in certain product categories during the quarter.  Sales decreased approximately 9.3% as compared to the three months ended July 1, 2017. While sales decreased, our efforts to control costs were reflected in lower general and administrative expenses, which declined 8.5% as compared to the prior period, and reduced selling expenses, that declined by 26.7% as compared to the prior period.  Net income per diluted share for the quarter was $0.02 per share as compared to $0.03 per share for the three months ended July 1, 2017.

During the second quarter of 2018, we also successfully completed the refinancing of our credit facility and entered into a $60.0 million senior revolving credit facility with Bank of America, replacing our prior credit facility, FILO facility and term loan, and a $17.5 million term loan with Pathlight Capital.  We expect the refinancing to provide us with the financial flexibility needed to facilitate the execution of our long-term growth strategy.  In connection with the refinancing, we wrote-off approximately $518 of previously unamortized finance fees associated with the repayment of existing debt from the proceeds of the refinancing.

Summary of Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates during the three months ended June 30, 2018 from our critical accounting policies and estimates disclosed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2017 Form 10-K except for the adoption of the new revenue recognition accounting policy in the first quarter of fiscal 2018 as noted in Note 1 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Results of Operations

	For the three months ended		For the six months ended
	(Unaudited)		(Unaudited)
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net sales	$47,678	$52,579	$89,733	$99,919
Cost of goods sold	32,284	35,263	60,747	67,314
Gross profit	15,394	17,316	28,986	32,605
General & administrative expenses	9,376	10,252	21,964	19,524
Selling expenses	3,091	4,220	5,769	8,131
Depreciation and amortization	1,074	1,041	2,075	2,097
Operating income (loss)	1,853	1,803	(822)	2,853
Interest expense, net	1,409	734	2,182	1,458
Income (loss) before provision (benefit) for income taxes	444	1,069	(3,004)	1,395
Provision (benefit) for income taxes	146	528	(595)	684
Net income (loss)	$298	$541	$(2,409)	$711

Three Months ended June 30, 2018 compared with Three Months ended July 1, 2017

Net sales decreased 9.3% from $52,579 for the three months ended July 1, 2017 to $47,678 for the three months ended June 30, 2018. The decrease was primarily a result of the loss of $6,729 in sales to TRU due to the liquidation of its U.S. assets and a $2,449 decrease in monitor sales due to increased competition. The decrease in monitor sales excludes any overlapping impact with the decreased sales to TRU. These declines were partially offset by increased business with other customers and growth in our gates, entertainers, and booster categories.

Cost of goods sold includes cost of the finished product from suppliers, duties on certain imported items, freight-in from suppliers, and miscellaneous charges. The components of cost of goods sold remained substantially the same for the quarter ended June 30, 2018 as compared to the quarter ended July 1, 2017.

Gross profit decreased 11.1% from $17,316 for the three months ended July 1, 2017 to $15,394 for the three months ended June 30, 2018. Gross margin as a percent of net sales declined from 32.9% for the three months ended July 1, 2017 to 32.3% for the three months ended June 30, 2018. Gross profit decreased primarily due to lower sales. Gross margin decreased primarily due to higher closeout sales in the fiscal 2018 quarter related to exclusive and excess inventory associated with TRU.

General and administrative expenses decreased 8.5% from $10,252 for the three months ended July 1, 2017 to $9,376 for the three months ended June 30, 2018.  General and administrative expenses increased from 19.5% of net sales for the three months ended July 1, 2017 to 19.7% of net sales for the three months ended June 30, 2018.  The decline in dollars was attributable to the cost reduction actions taken in the first quarter of fiscal 2018. The increase in percent is attributable to lower sales.

Selling expenses decreased 26.7% from $4,220 for the three months ended July 1, 2017 to $3,091 for the three months ended June 30, 2018. Selling expenses also decreased as a percent of net sales from 8.0% for the three months ended July 1, 2017 to 6.5% for the three months ended June 30, 2018. The decrease in selling expense was primarily attributable to lower sales, customer mix, higher direct import sales and closout sales which did not have any associated cooperative advertisement costs and lower consumer advertising costs. The decrease in selling expenses as a percent of sales was primarily attributable to customer mix and higher direct import sales and closeout sales which did not have any associated cooperative advertisement costs and lower consumer advertising costs.

Depreciation and amortization increased 3.2% from $1,041 for the three months ended July 1, 2017 to $1,074 for the three months ended June 30, 2018. The increase in depreciation was primarily attributable to additional capital investment primarily over the past year.

Interest expense increased 92.0% from $734 for the three months ended July 1, 2017 to $1,409 for the three months ended June 30, 2018.  Interest expense increased primarily as a result of the write off of $518 of previously unamortized prepaid finance fees associated with the repayment of existing debt from the proceeds of our June 2018 refinancing and higher average interest rates under our prior credit facilities.

For the three months ended July 1, 2017, we recorded a $528 provision for income taxes on $1,069 of pretax income, reflecting an estimated 49.4% tax rate for the quarter. For the three months ended June 30, 2018, we recorded a $146 provision for income taxes on $444 of pretax income, reflecting an estimated 32.9% tax rate for the quarter. The reduction in tax rate was primarily attributable to the lower Federal tax rate enacted under the December 2017 Tax Cuts and Jobs Act that took effect on January 1, 2018.

Six Months ended June 30, 2018 compared with Six Months ended July 1, 2017

Net sales decreased 10.2% from $99,919 for the six months ended July 1, 2017 to $89,733 for the six months ended June 30, 2018. The decrease was primarily a result of a $10,556 reduction in sales to TRU due to the liquidation of its U.S. assets and a $5,493 decrease in monitor sales due to increased competition. The decrease in monitor sales excludes any overlapping impact with the decreased sales to TRU. These declines were partially offset by increased business with other customers and growth in our potty, entertainers, and booster categories.

Cost of goods sold includes cost of the finished product from suppliers, duties on certain imported items, freight-in from suppliers, and miscellaneous charges. The components of cost of goods sold remained substantially the same for the six months ended  June 30, 2018 as compared to the six months ended July 1, 2017.

Gross profit decreased 11.1% from $32,605 for the six months ended July 1, 2017 to $28,986 for the six months ended June 30, 2018. Gross margin as a percent of net sales decreased from 32.6% for the six months ended July 1, 2017 to 32.3% for the six months ended June 30, 2018. Gross profit decreased primarily due to lower sales. Gross margin decreased primarily due to higher closeout sales in the first six months of fiscal 2018 related to exclusive and excess inventory associated with the TRU liquidation.

General and administrative expenses increased 12.5% from $19,524 for the six months ended July 1, 2017 to $21,964 for the six months ended June 30, 2018.  General and administrative expenses increased from 19.5% of net sales for the six months ended July 1, 2017 to 24.5% of net sales for the six months ended June 30, 2018.  The increase in dollars and as a percent of sales was primarily attributable to a $2,348 increase in our allowance for bad debts due to the liquidation of TRU’s U.S. assets announced in March 2018 and a $420 severance charge related to a reduction in headcount associated with our cost reduction actions discussed in the first quarter of fiscal 2018.

Selling expenses decreased 29.0% from $8,131 for the six months ended July 1, 2017 to $5,769 for the six months ended June 30, 2018. Selling expenses also decreased as a percent of net sales from 8.1% for the six months ended July 1, 2017 to 6.4% for the six months ended June 30, 2018. The decrease in selling expense is primarily attributable to lower sales, customer mix, higher direct import and closeout sales which did not have any associated cooperative advertisement costs, and lower consumer advertising costs. The decrease as a percent of sales was primarily attributable to customer mix, higher direct import and closeout sales which did not have any associated cooperative advertisement costs, and lower consumer advertising costs.

Depreciation and amortization decreased 1.0% from $2,097 for the six months ended July 1, 2017 to $2,075 for the six months ended June 30, 2018. The decrease in depreciation was attributable to the timing of capital investment primarily over the past year.

Interest expense increased 50% from $1,458 for the six months ended July 1, 2017 to $2,182 for the six months ended June 30, 2018.  Interest expense increased primarily as a result of the write off of $518 of previously unamortized prepaid finance fees associated with the repayment of existing debt from the proceeds of our June 2018 refinancing and higher average interest rates under our prior credit facilities.

For the six months ended July 1, 2017, we recorded a $684 provision for income taxes on $1,395 of pretax income, reflecting an estimated 49.0% tax rate. For the six months ended June 30, 2018, we recorded a $595 benefit for income taxes on $3,004 of pretax loss, reflecting an estimated 19.8% tax rate. The reduction in tax rate was primarily attributable to the lower Federal tax rate enacted under the December 2017 Tax Cuts and Jobs Act that took effect on January 1, 2018.

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

The majority of our capital expenditures are for tools and molds related to new product introductions. We receive indications from retailers near the middle of each year as to what products the retailer will be taking into its product line for the upcoming year. Based on these indications, we will then acquire the tools and molds required to build and produce the products. In most cases, the payments for the tools are spread out over a three to four month period.

For the six months ended June 30, 2018, net cash provided by operating activities totaled $7,151. Net cash provided by operating activities for the six months ended June 30, 2018 was primarily attributable to lower inventory due to improved operational efficiency in managing inventory resulting in increased inventory turns. Net cash provided by operating activities for the six months ended July 1, 2017 was $2,762.

For the six months ended June 30, 2018, net cash used in investing activities was approximately $1,751. For the six months ended July 1, 2017, net cash used in investing activities was $1,287. The increase is primarily attributable to our investment in our U.S. west coast distribution facility’s racking and forklift equipment to maximize space utilization to reduce future demurrage, warehouse, and temporary employee costs.

Net cash used by financing activities was approximately $5,218 for the six months ended June 30, 2018 and net cash used by financing activities was approximately $1,169 for the six months ended June 30, 2017, reflecting repayments and borrowings on our credit facilities to fund investments and operations noted above.

Based primarily on the above factors, net cash increased for the six months ending June 30, 2018 by $248, resulting in a cash balance of approximately $929 at June 30, 2018.

Capital Resources

In addition to operating cash flow, we also rely on our asset-based revolving credit facility with Bank of America, N.A. and our term loan agreement with Pathlight Capital to meet our financing requirements, which are subject to changes in our inventory and account receivable levels. We regularly evaluate market conditions, our liquidity profile, and various financing alternatives for opportunities to enhance our capital structure.

If we are unable to meet our current financial forecast, do not adequately control expenses, or adjust our operations accordingly, we may not have access to all of our available lines of credit due to insufficient asset availability.  If our availability drops below specified levels, we will be required to meet certain financial covenants under our revolving credit facility and term loan agreement. There is no assurance that we will meet all of our financial or other covenants in the future, or that our lenders will grant waivers if there are covenant violations. In addition, should we seek to raise additional funds through debt or equity financings, any sale of debt or equity securities may cause dilution to existing stockholders. If sufficient funds are not available or are not available on acceptable terms, our ability to address any unexpected changes in our operations could be limited.

Based on past performance and current expectations, we believe that our anticipated cash flow from operations and availability under our existing credit facility are sufficient to fund our working capital, capital expenditures and debt service requirements for at least the next 12 months.

Credit Facilities

On June 29, 2018, we entered into (i) a Second Amended and Restated Loan and Security Agreement with Bank of America, N.A., as agent, the financial institutions party to the agreement from time to time as lenders, and certain of our subsidiaries as guarantors, providing for a $60,000 asset-based revolving credit facility (the “Restated BofA Agreement”) and (ii) a Term Loan and Security Agreement with Pathlight Capital LLC, as agent, each lender from time to time a party to the Term Loan Agreement, and certain of our subsidiaries as guarantors, providing for a $17,500 term loan (the “Term Loan Agreement”).

Under the Restated BofA Agreement, total borrowing capacity is based on a borrowing base, which is defined as 85% of eligible receivables plus the lesser of (i) 70% of the value or (ii) 85% of the net orderly liquidation value (NOLV) of eligible inventory, less applicable reserves.  The scheduled maturity date of loans under the Restated BofA Agreement is June 28, 2023 (subject to customary early termination provisions).  All obligations under the Restated BofA Agreement are secured by substantially all the assets of the Company, including a first priority lien on accounts receivable and inventory and a junior lien on certain assets subject to the term loan lender’s first priority lien as described below.

Under the Term Loan Agreement, we will repay the principal of the term loan on a quarterly basis in installments of $218,750, with the first installment to be paid on December 1, 2018, until paid in full on termination, and interest payments are due monthly, in arrears.  Obligations under the Term Loan Agreement are also subject to restrictions on prepayment and a prepayment penalty if the term loan is repaid prior to the third anniversary of the closing of the term loan.  The term loan is secured by a lien on certain assets of the Company, including a first priority lien on intellectual property, machinery and equipment, and a pledge of (i) 100% of the ownership interests of domestic subsidiaries and (ii) 65% of the ownership interests in certain foreign subsidiaries of the Company, and a junior lien on certain assets subject to the liens under the Restated BofA Agreement described above.  The Term Loan matures on June 28, 2023.

Proceeds from the Restated BofA Agreement and Term Loan Agreement were be used to satisfy existing debt, pay fees and transaction expenses associated with the closing of the Restated BofA Agreement and Term Loan, and may be used to pay obligations under the Restated BofA Agreement and Term Loan Agreement, and for lawful corporate purposes, including working capital.

For additional information on the Restated BofA Agreement, the Term Loan Agreement, and our prior loan agreement with Bank of America, please see Note 3 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

As of June 30, 2018, under the Restated BofA Agreement, the rate for base-rate loans was 6.0% and the rate for LIBOR-rate loans was 4.125%. The rate for the Term Loan Agreement was 11.34% as of June 30, 2018. The amount outstanding under the Restated BofA Agreement at June 30, 2018 was $27,436. Total borrowing capacity under the Restated BofA Agreement at June 30, 2018 was $40,725 and permitted borrowing availability was $13,289. The amount outstanding on the Term Loan Agreement at June 30, 2018 was $17,500.

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

ITEM 4.                        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as of June 30, 2018.  Our Chief Executive Officer and Chief Financial Officer have concluded, based on this evaluation, that our controls and procedures were effective as of June 30, 2018.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.                        Legal Proceedings

The Company is a party to various routine claims, litigation and administrative complaints incidental to its business, including claims involving product liability, employee matters and other general liability claims, most of which are covered by insurance. We are not aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, results of operations or financial condition.

ITEM 1A.               Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of our  2017 Form 10-K, and Part II, Item 1A, “Risk Factors,” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, except as set forth below:

Increased tariffs or other taxes on our products could have an adverse impact on the cost of our product, the demand for our products and our business.

The United States and other countries have levied tariffs and taxes on certain goods, and recently, the United States government announced further potential tariffs on certain products imported into the United States from China.  The majority of our products are manufactured outside the United States, mainly in China, and imported for sale in the United States.  While we estimate that tariffs currently in place have not had a material impact on our business, if the United States government follows through on its proposed China tariffs or if additional tariffs or trade restrictions are implemented by the United States or other countries in connection with a global trade war, the cost of our products manufactured in China or other countries and imported into the United States could increase substantially, which may force us to increase the prices of the affected products.  Any increase in pricing to allow us to maintain reasonable margins could adversely affect the demand for those products and result in decreased profitability and lower sales, thereby having a material adverse effect on our business, results of operations and financial condition.

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

10.1

Seventh Amendment and Waiver to Amended and Restated Loan and Security Agreement, dated as of April 24, 2018, among Summer Infant, Inc. and Summer Infant (USA) Inc., as Borrowers, Summer Infant Canada, Limited and Summer Infant Europe Limited, as Guarantors, certain financial institutions that are parties to the amendment, as Lenders, and Bank of America, N.A, as Agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 25, 2018)

10.2*

Second Amended and Restated Loan and Security Agreement, dated as of June 28, 2018, among Summer Infant, Inc. and Summer Infant (USA), Inc., as borrowers, the guarantors from time to time party thereto, the financial institutions from time to time party thereto as lenders, and Bank of America, N.A., as agent for the lenders (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 29, 2018)

10.3*

Term Loan and Security Agreement, dated as of June 28, 2018, among Summer Infant, Inc. and Summer Infant (USA), Inc., as borrowers, the guarantors from time to time party thereto, the financial institutions from time to time party thereto as lenders, and Pathlight Capital LLC, as agent for the lenders (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 29, 2018)

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

*  Portions of this Exhibit have been omitted pursuant to a request for confidential treatment.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Summer Infant, Inc.

Date: August 1, 2018	By:	/s/ Mark Messner
Mark Messner
Chief Executive Officer (Principal Executive Officer)

Date: August 1, 2018	By:	/s/ William E. Mote, Jr.
William E. Mote, Jr.
Chief Financial Officer
(Principal Financial and Accounting Officer)