Form 10-Q
period 2018-09-29
Summer Infant, Inc.
filed 2018-10-31
CIK 1314772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 29, 2018

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

As of October 29, 2018, there were 18,796,362 shares outstanding of the registrant’s Common Stock, $0.0001 par value per share.

Summer Infant, Inc.

Form 10-Q

		Page Number

Part I.	Financial Information

Item 1.	Condensed Consolidated Financial Statements (unaudited)	1

	Condensed Consolidated Balance Sheets as of September 29, 2018 (unaudited) and December 30, 2017	1

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 29, 2018 and September 30, 2017 (unaudited)	2

	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 29, 2018 and September 30, 2017 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 29, 2018 and September 30, 2017 (unaudited)	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

Part II.	Other Information	17

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Mine Safety Disclosures	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

Exhibit Index		18

Signatures		19

PART I.  FINANCIAL INFORMATION

ITEM 1.                Condensed Consolidated Financial Statements (unaudited)

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

Note that all amounts presented in the table below are in thousands of U.S. dollars, except share and par value amounts.

	(Unaudited)
	September 29, 2018	December 30, 2017
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$1,059	$681
Trade receivables, net of allowance for doubtful accounts	37,273	36,640
Inventory, net	27,207	34,035
Prepaid and other current assets	1,274	950
TOTAL CURRENT ASSETS	66,813	72,306
Property and equipment, net	9,772	9,640
Other intangible assets, net	13,485	14,046
Deferred tax assets, net	1,920	1,935
Other assets	102	103
TOTAL ASSETS	$92,092	$98,030

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$25,268	$24,642
Accrued expenses	7,588	9,818
Current portion of long term debt	875	3,250
TOTAL CURRENT LIABILITIES	33,731	37,710
Long-term debt, less current portion and unamortized debt issuance costs	44,085	43,772
Other liabilities	2,772	2,906
TOTAL LIABILITIES	80,588	84,388

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.0001 par value, 1,000,000 authorized, none issued or outstanding at September 29, 2018 and December 30, 2017, respectively	—	—
Common Stock $0.0001 par value, authorized, issued and outstanding of 49,000,000, 19,068,011, and 18,796,362 at September 29, 2018 and 49,000,000, 18,901,386, and 18,629,737 at December 30, 2017, respectively	2	2
Treasury Stock at cost (271,649 shares at September 29, 2018 and December 30, 2017)	(1,283)	(1,283)
Additional paid-in capital	77,306	76,848
Accumulated deficit	(61,925)	(59,634)
Accumulated other comprehensive loss	(2,596)	(2,291)
TOTAL STOCKHOLDERS’ EQUITY	11,504	13,642
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$92,092	$98,030

See notes to condensed consolidated financial statements

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

Note that all amounts presented in the table below are in thousands of U.S. dollars, except share and per share amounts.

	Unaudited		Unaudited
	For the three months ended		For the nine months ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net sales	$43,838	$43,134	$133,571	$143,053
Cost of goods sold	30,227	29,502	90,974	96,816
Gross profit	13,611	13,632	42,597	46,237
General & administrative expenses	7,623	10,536	29,587	30,060
Selling expenses	3,658	3,117	9,427	11,248
Depreciation and amortization	1,012	1,023	3,087	3,120
Operating income (loss)	1,318	(1,044)	496	1,809
Interest expense, net	1,118	748	3,300	2,206
Income (loss) before provision (benefit) for income taxes	200	(1,792)	(2,804)	(397)
Provision (benefit) for income taxes	82	(549)	(513)	135
Net income (loss)	$118	$(1,243)	$(2,291)	$(532)
Net income (loss) per share:
BASIC	$0.01	$(0.07)	$(0.12)	$(0.03)
DILUTED	$0.01	$(0.07)	$(0.12)	$(0.03)
Weighted average shares outstanding:
BASIC	18,788,650	18,606,427	18,723,477	18,557,175
DILUTED	18,878,112	18,606,427	18,723,477	18,557,175

See notes to condensed consolidated financial statements.

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

Note that all amounts presented in the table below are in thousands of U.S. dollars.

	Unaudited		Unaudited
	For the three months ended		For the nine months ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net income (loss)	$118	$(1,243)	$(2,291)	$(532)
Other comprehensive income (loss):
Changes in foreign currency translation adjustments	95	383	(305)	716

Comprehensive income (loss)	$213	$(860)	$(2,596)	$184

See notes to condensed consolidated financial statements.

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Note that all amounts presented in the table below are in thousands of U.S. dollars.

	(Unaudited)
	For the nine months ended
	September 29, 2018	September 30, 2017
Cash flows from operating activities:
Net loss	$(2,291)	$(532)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,087	3,150
Stock-based compensation expense	433	375
Write off of unamortized deferred financing costs	518	—
Provision for allowance for doubtful accounts	1,496	2,178
Changes in assets and liabilities:
(Increase) decrease in trade receivables	(2,418)	959
Decrease (increase) in inventory	6,474	(812)
(Increase) decrease in prepaids and other assets	(359)	246
Decrease in accounts payable and accrued expenses	(1,496)	(6,785)
Net cash provided by (used in) operating activities	5,444	(1,221)
Cash flows from investing activities:
Acquisitions of property and equipment	(2,644)	(2,011)
Net cash used in investing activities	(2,644)	(2,011)
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	25	6
Repayment of Prior Term Loan Facility	(5,000)	(1,000)
Repayment of Prior FILO	(1,250)	(1,250)
Payment of financing fees and expenses	(1,958)	—
Proceeds from New Term Loan Facility	17,500	—
Net (repayments) borrowings on revolving facilities	(11,871)	4,974
Net cash (used in) provided by financing activities	(2,554)	2,730
Effect of exchange rate changes on cash and cash equivalents	132	264
Net increase (decrease) in cash and cash equivalents	378	(238)
Cash and cash equivalents, beginning of period	681	999
Cash and cash equivalents, end of period	$1,059	$761
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,207	$1,684
Cash paid for income taxes	$4	$25

See notes to condensed consolidated financial statements.

SUMMER INFANT, INC.  AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.             BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The Company designs, markets and distributes branded juvenile health, safety and wellness products that are sold globally to large national retailers as well as independent retailers, primarily in North America. The Company currently markets its products in several product categories including safety, nursery, monitoring, baby gear, and feeding products. Most products are sold under our core brand names of Summer Infant®, SwaddleMe®, and Born Free®. When used herein, the terms the “Company,” “we,” “us,” and “our” mean Summer Infant, Inc. and its consolidated subsidiaries.

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

The Company reviewed all contracts at the date of initial application and elected to use the modified retrospective transition method, where the cumulative effect of the initial application is recognized as an adjustment to opening retained earnings at December 31, 2017. Therefore, comparative prior periods have not been adjusted and continue to be reported under FASB ASC Topic 605, Revenue Recognition, (“ASC 605”). The adoption of the new revenue recognition guidance was immaterial to the Company’s condensed consolidated statements of operations, comprehensive (loss) income, balance sheet, and cash flows as of and for the nine months ending September 29, 2018. Refer to Note 2 for additional information regarding the Company’s adoption of ASC 606.

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

Changes in the allowance for doubtful accounts are as follows:

	For the nine months ended
	September 29, 2018	September 30, 2017
Allowance for doubtful accounts, beginning of period	$1,622	$63
Charges to costs and expenses, net	1,768	2,178
Account write-offs	(272)	—
Allowance for doubtful accounts, end of period	$3,118	$2,241

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

The following is a table that presents net sales by geographical area:

	For the three months ended September 29, 2018	For the nine months ended September 29, 2018
United States	$36,707	$111,210
All Other	7,131	22,361
Net Sales	$43,838	$133,571

All Other consists of Canada, Europe, South America, Mexico, Asia, and the Middle East.

Contract Balances

The Company does not have any contract assets such as work-in-process or contract liabilities such as customer advances. All trade receivables on the Company’s condensed consolidated balance sheet are from contracts with customers.

Contract Costs

Costs incurred to obtain a contract are capitalized unless short term in nature. As a practical expedient, costs to obtain a contract that are short term in nature are expensed as incurred. All contract costs incurred in 2018 fall under the provisions of the practical expedient and have therefore been expensed.

3.             DEBT

Credit Facilities

Bank of America Credit Facility.  On June 28, 2018, the Company and Summer USA, as borrowers, entered into a Second Amended and Restated Loan and Security Agreement with Bank of America, N.A., as agent, the financial institutions party to the agreement from time to time as lenders, and certain subsidiaries of the Company as guarantors (the “Restated BofA Agreement”).  The Restated BofA Agreement replaced the Company’s prior credit facility with Bank of America, and provides for a $60,000, asset-based revolving credit facility, with a $5,000 letter of credit sub-line facility.  The total borrowing capacity is based on a borrowing base, which is defined as 85% of eligible receivables plus the lesser of (i) 70% of the value or (ii) 85% of the net orderly liquidation value (NOLV) of eligible inventory, less applicable reserves.  The scheduled maturity date of loans under the Restated BofA Agreement is June 28, 2023 (subject to customary early termination provisions).

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

As of September 29, 2018, under the Restated BofA Agreement, the rate on base-rate loans was 6.25% and the rate on LIBOR-rate loans was 4.25%.  The amount outstanding on the Restated BofA Agreement at September 29, 2018 was $29,957. Total borrowing capacity at September 29, 2018 was $41,993 and borrowing availability was $12,036.

Prior to entering into the Restated BofA Agreement, the Company and Summer USA were parties to an amended and restated loan and security agreement with Bank of America, N.A., as agent, which provided for an asset-based credit facility (the “Prior Credit Facility”). The Prior Credit Facility consisted of a $60,000 asset-based revolving credit facility, with a $10,000 letter of credit sub-line facility (the “Revolving Facility”), a $5,000 “first in last out” (FILO) revolving credit facility (the “FILO Facility”) and a $10,000 term loan facility (the “Term Loan Facility”). The total borrowing capacity under the Revolving Facility was based on a borrowing base, generally defined as 85% of the value of eligible accounts plus the lesser of (i) 70% of the value of eligible inventory or (ii) 85% of the net orderly liquidation value of eligible inventory, less reserves. The total borrowing capacity under the FILO Facility was based on a borrowing base, generally defined as a specified percentage of the value of eligible accounts that steps down over time, plus a specified percentage of the value of eligible inventory that steps down over time. As noted above, all obligations under the

Revolving Facility and Term Loan Facility were repaid in connection with the Restated BofA Agreement and Term Loan Agreement described below. Loans under the FILO Facility were repaid April 21, 2018.

Borrowings under the Revolving Facility generally accrue interest, at the Company’s option, at a base rate or at LIBOR, plus applicable margins based on average quarterly availability and ranging between 2.0% and 2.5% on LIBOR borrowings and 0.5% and 1.0% on base rate borrowings. Loans under the FILO Facility and Term Loan Facility accrued interest, at the Company’s option, at a base rate or at LIBOR, plus a margin of 4.25% on LIBOR borrowings and 2.75% on base rate borrowings. From April 24, 2018 through May 21, 2018, interest on the Revolving Facility accrued an additional 2.0% on the then applicable interest rate.

Term Loan Agreement. On June 28, 2018, the Company and Summer USA, as borrowers, entered into a Term Loan and Security Agreement (the “Term Loan Agreement”) with Pathlight Capital LLC, as agent, each lender from time to time a party to the Term Loan Agreement, and certain subsidiaries of the Company as guarantors, providing for a $17,500 term loan (the “Term Loan”).  Proceeds from the Term Loan were used to satisfy existing debt, pay fees and transaction expenses associated with the closing of the Term Loan and may be used to pay obligations under the Term Loan Agreement, and for lawful corporate purposes, including working capital.  The Term Loan is secured by a lien on certain assets of the Company, including a first priority lien on intellectual property, machinery and equipment, and a pledge of (i) 100% of the ownership interests of domestic subsidiaries and (ii) 65% of the ownership interests in certain foreign subsidiaries of the Company, and a junior lien on certain assets subject to the liens under the Restated BofA Agreement described above.  The Term Loan matures on June 28, 2023.  Summer Infant Canada Limited and Summer Infant Europe Limited, subsidiaries of the Company, are guarantors under the Term Loan Agreement.

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

The Term Loan Agreement contains customary affirmative and negative covenants that are substantially the same as the Restated BofA Agreement.  In addition, if availability falls below a specified amount, then the Company must maintain a fixed charge coverage ratio at the end of each fiscal month of at least 1.0 to 1.0 for the twelve-month period then ended.  The Term Loan Agreement also contains events of default, including a cross default with the Restated BofA Agreement and the occurrence of a change of control.  In the event of a default, all of the obligations of the Company and its subsidiaries under the Term Loan Agreement may be declared immediately due and payable.  For certain events of default relating to insolvency and receivership, all outstanding obligations become due and payable.

As of September 29, 2018, the interest rate on the Term Loan was 11.4%.  The amount outstanding on the Term Loan at September 29, 2018 was $17,500.

The refinancing transaction was evaluated to determine the proper accounting treatment for the transaction. Accordingly, debt extinguishment accounting was used to account for the prepayment of the prior term loan facility and to prepay two members of the lender group for the prior credit facility with Bank of America that did not continue in the amended and restated credit facility, resulting in the write off of $518 in remaining unamortized deferred financing costs for the nine months ended September 29, 2018. Debt modification accounting was used for the remaining member of the lender group for the prior credit facility, resulting in remaining unamortized deferred financing costs of $675 and the new financing costs of $1,958 to be capitalized and amortized over the life of the new credit facility.

Aggregate maturities of bank debt related to the Restated BofA Agreement and the Term Loan Agreement:

Fiscal Year ending:
2018	219
2019	875
2020	875
2021	875
2022 and thereafter	$44,613
Total	$47,457

Unamortized debt issuance costs were $2,497 at September 29, 2018 and $1,127 at December 30, 2017, and are presented as a direct deduction of long-term debt on the consolidated balance sheets.

4.             INTANGIBLE ASSETS

Intangible assets consisted of the following:

	September 29,	December 30,
	2018	2017

Brand names	$11,819	$11,819
Patents and licenses	3,766	3,766
Customer relationships	6,946	6,946
Other intangibles	1,882	1,882
	24,413	24,413
Less: Accumulated amortization	(10,928)	(10,367)
Intangible assets, net	$13,485	$14,046

The amortization period for the majority of the intangible assets ranges from 5 to 20 years for those assets that have an estimated life; certain of the assets have indefinite lives (brand names). Total of intangibles not subject to amortization amounted to $8,400 as of September 29, 2018 and December 30, 2017.

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

Under the 2012 Plan, awards may be granted to participants in the form of non-qualified stock options, incentive stock options, restricted stock, deferred stock, restricted stock units and other stock-based awards. Subject to the provisions of the plans, awards may be granted to employees, officers, directors, advisors and consultants who are deemed to have rendered or are able to render significant services to the Company or its subsidiaries and who are deemed to have contributed or to have the potential to contribute to the Company’s success. The Company accounts for options under the fair value recognition standard. Share-based compensation expense for the three months ended September 29, 2018 and September 30, 2017 was $118 and $100, respectively, and share-based compensation expense for the nine months ended September 29, 2018 and September 30, 2017 was $433 and $375, respectively. Share based compensation expense is included in general and administrative expenses.

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

As of September 29, 2018, there were 1,183,510 stock options outstanding and 335,750 unvested restricted shares outstanding.

During the nine months ended September 29, 2018, the Company granted 341,240 stock options and 170,000 shares of restricted stock, respectively. The following table summarizes the weighted average assumptions used for stock options granted during the nine months ended September 29, 2018 and September 30, 2017.

	For the Nine Months Ended September 29, 2018	For the Nine Months Ended September 30, 2017
Expected life (in years)	4.9	4.9
Risk-free interest rate	2.7%	1.9%
Volatility	64.0%	71.4%
Dividend yield	0%	0%
Forfeiture rate	23.1%	22.6%

As of September 29, 2018, there were 856,182 shares available to grant under the 2012 Plan.

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

7.             WEIGHTED AVERAGE COMMON SHARES

Basic and diluted earnings or loss per share (“EPS”) is based upon the weighted average number of common shares outstanding during the period. Diluted weighted average number of common shares outstanding also included common stock equivalents such as stock options and restricted shares. The Company does not include the anti-dilutive effect of common stock equivalents in the calculation of dilutive common shares outstanding. The computation of diluted common shares for the three months ended September 29, 2018 excluded 1,117,327 stock options and 312,471 shares of restricted stock outstanding. The computation of diluted common shares for the nine months ended September 29, 2018 excluded 1,183,510 stock options and 335,750 shares of restricted stock outstanding.  The computation of diluted common shares for the three months ended September 30, 2017 excluded 1,078,726 stock options and 348,516 shares of restricted stock outstanding. The computation of diluted common shares for the nine months ended September 30, 2017 excluded 1,078,726 stock options and 348,516 shares of restricted stock outstanding.

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

ITEM 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking information and statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All forward-looking statements included in this document are based on information available to us on the date hereof. It is important to note that our actual results could differ materially from those projected in such forward-looking statements contained in this Quarterly Report on Form 10-Q. These forward-looking statements include statements concerning our expectations regarding the impact of the Toys R Us bankruptcy and liquidation of its U.S. assets on future results; the impact of recently imposed tariffs or new tariffs on the cost of our imported products and pricing of our products; the effectiveness of and expected savings from our cost reduction efforts; the expected impact of the recently completed refinancing on future growth and liquidity; our business strategy and future growth and profitability; our ability to deliver high quality, innovative products to the marketplace; our ability to maintain and build upon our existing customer and supplier relationships; our expected cash flow and liquidity for the next 12 months; and our ability to build awareness of our core brands. These statements are based on current expectations that involve numerous risks and uncertainties.  These risks and uncertainties include the concentration of our business with retail customers; liquidity problems or bankruptcy of our customers and their ability to pay us in a timely manner; our ability to introduce new products or improve existing products that satisfy consumer preferences; our ability to develop new or improved products in a timely and cost-efficient manner; our ability to compete with larger and more financially stable companies in our markets; our ability to comply with financial and other covenants in our debt agreements; our dependence on key personnel; our reliance on foreign suppliers and potential disruption in foreign markets in which we operate; increases in the cost of raw materials used to manufacture our products; compliance with safety and testing regulations for our products; product liability claims arising from use of our products; unanticipated tax liabilities; an impairment of other intangible assets; and other risks as detailed in our Annual Report on Form 10-K for the year ended December 30, 2017, this Quarterly Report on Form 10-Q and subsequent filings with the Securities and Exchange Commission. All these matters are difficult or impossible to predict accurately, many of which may be beyond our control. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate.

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

We operate in one principal industry segment across geographically diverse marketplaces, selling our products globally to large, national retailers as well as independent retailers, and on our partner’s websites and our own summerinfant.com website. In North America, our customers include Amazon, Wal-Mart, Target, Buy Buy Baby, Home Depot, and Lowe’s. Our largest European-based customers are Argos, Amazon, and Mothercare. We also sell through international distributors, representatives, and to select international retail customers in geographic locations where we do not have a direct sales presence.

In the third quarter of 2018, sales increased modestly as compared to the prior year period, indicating that we have made significant progress in offsetting sales lost from the bankruptcy of Toys R Us, Inc. (“TRU”), the parent company of a former major customer, Babies R Us, originally filed in September 2017.  In the third quarter of 2018, we experienced growth across our major customers and many product categories.  For the nine months ended September 29, 2018, sales decreased 6.6% as compared to the prior period, reflecting the loss of sales due to TRU bankruptcy and subsequent liquidation of its U.S. assets in 2018.  Net income per diluted share for the quarter was $0.01 per share as compared to a net loss of $0.07 per share for the comparable prior period.

While we are encouraged by our growth in the third quarter, we expect our results in the fourth quarter of 2018 and beyond to be impacted by the recently enacted 10% tariff on goods imported into the United States from China, with the potential for the tariff to increase to 25% on January 1, 2019.  While the impact of prior tariffs was not material to our business, the newly-imposed 10% tariff will materially impact the cost of certain of our products, including high volume products, for the foreseeable future.  We have begun and will continue efforts to mitigate the impact of the tariffs, including through price increases and exploring alternative sources of supply outside of China.  However, there is no assurance that our customers will accept price increases or that we will be successful in mitigating the impact of the tariffs, and the increase in the cost of certain of our products as a result of the tariffs that is not offset by our mitigation efforts could have an adverse effect on our business, financial position, results of operations and cash flows.

Summary of Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates during the three months ended September 29, 2018 from our critical accounting policies and estimates disclosed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2017 Form 10-K except for the adoption of the new revenue recognition accounting policy in the first quarter of fiscal 2018 as noted in Note 1 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Results of Operations

	For the three months ended		For the nine months ended
	(Unaudited)		(Unaudited)
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net sales	$43,838	$43,134	$133,571	$143,053
Cost of goods sold	30,227	29,502	90,974	96,816
Gross profit	13,611	13,632	42,597	46,237
General & administrative expenses	7,623	10,536	29,587	30,060
Selling expenses	3,658	3,117	9,427	11,248
Depreciation and amortization	1,012	1,023	3,087	3,120
Operating income (loss)	1,318	(1,044)	496	1,809
Interest expense, net	1,118	748	3,300	2,206
Income (loss) before provision (benefit) for income taxes	200	(1,792)	(2,804)	(397)
Provision (benefit) for income taxes	82	(549)	(513)	135
Net income (loss)	$118	$(1,243)	$(2,291)	$(532)

Three Months ended September 29, 2018 compared with Three Months ended September 30, 2017

Net sales increased 1.6% from $43,134 for the three months ended September 30, 2017 to $43,838 for the three months ended September 29, 2018. The increase was primarily a result of increased business across all of our major customers and several of our product categories such as potties, positioners, gates, and specialty blankets as former TRU business migrates to other existing channels. Sales to TRU totaled $5,136 in the three months ended September 30, 2017.

Cost of goods sold includes cost of the finished product from suppliers, duties on certain imported items, freight-in from suppliers, and miscellaneous charges. The components of cost of goods sold remained substantially the same for the quarter ended September 29, 2018 as compared to the quarter ended September 30, 2017.

Gross profit decreased 0.2% from $13,632 for the three months ended September 30, 2017 to $13,611 for the three months ended September 29, 2018. Gross margin as a percent of net sales declined from 31.6% for the three months ended September 30, 2017 to 31.1% for the three months ended September 29, 2018. Gross margin decreased primarily due to $400 in costs associated with a major retail promotion and higher closeout sales in the fiscal 2018 quarter related to exclusive and excess inventory associated with TRU.

General and administrative expenses decreased 27.6% from $10,536 for the three months ended September 30, 2017 to $7,623 for the three months ended September 29, 2018.  General and administrative expenses decreased from 24.4% of net sales for the three months ended September 30, 2017 to 17.4% of net sales for the three months ended September 29, 2018.  The decline in dollars and as a percent of sales reflecting a $535 adjustment to decrease allowance for bad debt due to a partial recovery from TRU in the three months ending September 29, 2018 as compared to a $2,120 charge to increase our allowance for bad debt due to the TRU bankruptcy in the three months ending September 30, 2017.

Selling expenses increased 17.4% from $3,117 for the three months ended September 30, 2017 to $3,658 for the three months ended September 29, 2018. Selling expenses also increased as a percent of net sales from 7.2% for the three months ended September 30, 2017 to 8.3% for the three months ended September 29, 2018. The increase in selling expense and as a percent of sales was primarily attributable to increased cooperative advertisement including a $190 customer post-audit adjustment and higher freight costs partially offset by lower consumer advertising costs.

Depreciation and amortization decreased 1.1% from $1,023 for the three months ended September 30, 2017 to $1,012 for the three months ended September 29, 2018. The decrease in depreciation was attributable to the timing of capital investment primarily over the past year.

Interest expense increased 49.5% from $748 for the three months ended September 30, 2017 to $1,118 for the three months ended September 29, 2018.  Interest expense increased primarily as a result of higher average interest rates under our new credit facilities and the impact of Federal interest rate hikes over the past year.

For the three months ended September 30, 2017, we recorded a $549 tax benefit on $1,792 of pretax loss, reflecting an estimated 30.6% tax rate for the quarter. For the three months ended September 29, 2018, we recorded an $82 provision for income taxes on $200 of pretax income, reflecting an estimated 41.0% tax rate for the quarter. The tax rates exceed statutory rates primarily due to the effect of permanent differences such as the non-deductibility of depreciation in our Hong Kong subsidiary.

Nine Months ended September 29, 2018 compared with Nine Months ended September 30, 2017

Net sales decreased 6.6% from $143,053 for the nine months ended September 30, 2017 to $133,571 for the nine months ended September 29, 2018. The decrease was primarily a result of a $15,693 reduction in sales to TRU due to the liquidation of its U.S. assets and a $4,885 decrease in monitor sales due to increased competition. The decrease in monitor sales excludes any overlapping impact with the decreased sales to TRU. These declines were partially offset by increased business with other customers as former TRU business migrates to other existing channels and growth in our potty, entertainers, and gate categories.

Cost of goods sold includes cost of the finished product from suppliers, duties on certain imported items, freight-in from suppliers, and miscellaneous charges. The components of cost of goods sold remained substantially the same for the nine months ended September 29, 2018 as compared to the nine months ended September 30, 2017.

Gross profit decreased 7.9% from $46,237 for the nine months ended September 30, 2017 to $42,597 for the nine months ended September 29, 2018. Gross margin as a percent of net sales decreased from 32.3% for the nine months ended September 30, 2017 to 31.9% for the nine months ended September 29, 2018. Gross profit decreased primarily due to lower sales. Gross margin decreased primarily due to higher closeout sales in the first nine months of fiscal 2018 related to exclusive and excess inventory associated with the TRU liquidation.

General and administrative expenses decreased 1.6% from $30,060 for the nine months ended September 30, 2017 to $29,587 for the nine months ended September 29, 2018.  General and administrative expenses increased from 21.0% of net sales for the nine months ended September 30, 2017 to 22.2% of net sales for the nine months ended September 29, 2018.  The decrease in dollars reflected a net $1,813 increase in our allowance for bad debts due to the liquidation of TRU’s U.S. assets compared to a $2,120 charge to increase our allowance for bad debt due to the TRU bankruptcy filing in the nine months ended September 30, 2017. The increase in percent of net sales was primarily due to lower sales.

Selling expenses decreased 16.2% from $11,248 for the nine months ended September 30, 2017 to $9,427 for the nine months ended September 29, 2018. Selling expenses also decreased as a percent of net sales from 7.9% for the nine months ended September 30, 2017 to 7.1% for the nine months ended September 29, 2018. The decrease in selling expense was primarily attributable to lower sales, customer mix, higher direct import and closeout sales which did not have any associated cooperative advertisement costs, and lower consumer advertising costs. The decrease as a percent of sales was primarily attributable to customer mix, higher direct import and closeout sales which did not have any associated cooperative advertisement costs, and lower consumer advertising costs.

Depreciation and amortization decreased 1.1% from $3,120 for the nine months ended September 30, 2017 to $3,087 for the nine months ended September 29, 2018. The decrease in depreciation was attributable to the timing of capital investment primarily over the past year.

Interest expense increased 49.6% from $2,206 for the nine months ended September 30, 2017 to $3,300 for the nine months ended September 29, 2018.  Interest expense increased primarily as a result of the write off of $518 of previously unamortized prepaid finance fees associated with the repayment of existing debt from the proceeds of our June 2018 refinancing and higher average interest rates under our new credit facilities and the impact of higher interest rates over the past year.

For the nine months ended September 30, 2017, we recorded a $135 provision for income taxes on $397 of pretax loss.  The tax provision on pretax loss for the nine months ended September 30, 2017 was attributable to certain permanent non-deductible expenses in foreign jurisdictions. For the nine months ended September 29, 2018, we recorded a $513 benefit for income taxes on $2,804 of pretax loss, reflecting an estimated 18.3% tax rate. The reduction in tax rate was primarily attributable to the lower Federal tax rate enacted under the December 2017 Tax Cuts and Jobs Act that took effect on January 1, 2018.

Liquidity and Capital Resources

We fund our operations and working capital needs through cash generated from operations and borrowings under our credit facilities.

In our typical operational cash flow cycle, inventory is purchased in U.S. dollars to meet expected demand plus a safety stock. Because the majority of our suppliers are based in Asia, inventory takes from three to four weeks to arrive from Asia to the various distribution points we maintain in the United States, Canada and the United Kingdom. Payment terms for these vendors are approximately 60-75 days from the date the product ships from Asia, therefore we are generally paying for the product a short time after it is physically received in the United States.  In turn, sales to customers generally have payment terms 60 days, resulting in an accounts receivable and increasing the amount of cash required to fund working capital.  To bridge the gap between paying our suppliers and receiving payment from our customers for goods sold, we rely on our credit facilities.

The majority of our capital expenditures are for tools and molds related primarily to new product introductions. We receive indications from retailers near the middle of each year as to what products the retailer will be taking into its product line for the upcoming year. Based on these indications, we will then acquire the tools and molds required to build and produce the products. In most cases, the payments for the tools are spread out over a three to four month period.

For the nine months ended September 29, 2018, net cash provided by operating activities totaled $5,444. Net cash used in operating activities for the nine months ended September 30, 2017 was $1,221. The increase in cash provided by operating activities was primarily attributable to lower inventory due to improved operational efficiency resulting in increased inventory turns.

For the nine months ended September 29, 2018, net cash used in investing activities was approximately $2,644. For the nine months ended September 30, 2017, net cash used in investing activities was $2,011. The increase was primarily attributable to our investment in our U.S. west coast distribution facility’s racking and forklift equipment to improve efficiency and maximize space utilization.

Net cash used by financing activities was approximately $2,554 for the nine months ended September 29, 2018 and net cash provided by financing activities was approximately $2,730 for the nine months ended September 30, 2017, reflecting repayments and borrowings on our credit facilities to fund investments and operations noted above.

Based primarily on the above factors, net cash increased for the nine months ending September 29, 2018 by $378, resulting in a cash balance of approximately $1,059 at September 29, 2018.

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

Credit Facilities

In June, 2018, we entered into (i) a Second Amended and Restated Loan and Security Agreement with Bank of America, N.A., as agent, the financial institutions party to the agreement from time to time as lenders, and certain of our subsidiaries as guarantors, providing for a $60,000 asset-based revolving credit facility (the “Restated BofA Agreement”) and (ii) a Term Loan and Security Agreement with Pathlight Capital LLC, as agent, each lender from time to time a party to the Term Loan Agreement, and certain of our subsidiaries as guarantors, providing for a $17,500 term loan (the “Term Loan Agreement”).

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

Under the Term Loan Agreement, we will repay the principal of the term loan on a quarterly basis in installments of $219 with the first installment to be paid on December 1, 2018, until paid in full on termination, and interest payments are due monthly, in arrears.  Obligations under the Term Loan Agreement are also subject to restrictions on prepayment and a prepayment penalty if the term loan is repaid prior to the third anniversary of the closing of the term loan.  The term loan is secured by a lien on certain assets of the Company, including a first priority lien on intellectual property, machinery and equipment, and a pledge of (i) 100% of the ownership interests of domestic subsidiaries and (ii) 65% of the ownership interests in certain foreign subsidiaries of the Company, and a junior lien on certain assets subject to the liens under the Restated BofA Agreement described above.  The Term Loan matures on June 28, 2023.

Proceeds from the Restated BofA Agreement and Term Loan Agreement were used to satisfy existing prior debt, pay fees and transaction expenses associated with the closing of the Restated BofA Agreement and Term Loan, and may be used to pay obligations under the Restated BofA Agreement and Term Loan Agreement, and for lawful corporate purposes, including working capital.

For additional information on the Restated BofA Agreement, the Term Loan Agreement, and our prior loan agreement with Bank of America, please see Note 3 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

As of September 29, 2018, under the Restated BofA Agreement, the rate for base-rate loans was 6.25% and the rate for LIBOR-rate loans was 4.25%. The rate for the Term Loan Agreement was 11.4% as of September 29, 2018. The amount outstanding under the Restated BofA Agreement at September 29, 2018 was $29,957. Total borrowing capacity under the Restated BofA Agreement at September 29, 2018 was $41,993 and borrowing availability was $12,036. The amount outstanding on the Term Loan Agreement at September 29, 2018 was $17,500.

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

ITEM 4.                        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as of September 29, 2018.  Our Chief Executive Officer and Chief Financial Officer have concluded, based on this evaluation, that our controls and procedures were effective as of September 29, 2018.

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

ITEM 1A.               Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of our 2017 Form 10-K, Part II, Item 1A, “Rick Factors,” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, and Part II, Item 1A, “Risk Factors,” of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.

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

Summer Infant, Inc.

Date: October 31, 2018	By:	/s/ Mark Messner
Mark Messner
Chief Executive Officer (Principal Executive Officer)

Date: October 31, 2018	By:	/s/ William E. Mote, Jr.
William E. Mote, Jr.
Chief Financial Officer
(Principal Financial and Accounting Officer)