Form 10-K
period 2018-12-29
Summer Infant, Inc.
filed 2019-02-20
CIK 1314772

Use these links to rapidly review the document

INDEX TO FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2018
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒ Emerging growth company ☐

         If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates as of June 30, 2018, was $11.8 million. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

         The number of shares issued and outstanding of the registrant's common stock as of February 19, 2019 was 18,629,737 (excluding unvested restricted shares that have been issued to employees).

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Proxy Statement for its 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

        When used in this report, the terms "Summer," the "Company," "we," "us," and "our" mean Summer Infant, Inc. and its subsidiaries. Note that all dollar amounts in Part I are in thousands of U.S. dollars unless otherwise noted.

Item 1.    Business

Overview

        We are an infant and juvenile products company originally founded in 1985 and have publicly traded on the Nasdaq Stock Market since 2007 under the symbol "SUMR." We are a recognized authority in the juvenile industry, providing parents and caregivers a full range of innovative, high-quality, and high-value products to care for babies and toddlers. We seek to improve the quality of life of parents, caregivers, and babies through our product offerings, while at the same time maximizing shareholder value over the long term.

        We operate in one principal industry segment across geographically diverse marketplaces, selling our products globally to large, national retailers as well as independent retailers, on our partner's websites, and our own direct to consumer websites. In North America, our customers include Amazon.com, Wal-Mart, Target, Buy Buy Baby, Home Depot, and Lowe's. Our largest European-based customers are Argos and Amazon. We also sell through international distributors, representatives, and to select international retail customers in geographic locations where we do not have a direct sales presence.

        In early 2019, we announced our new brand and product strategy, and will be doing business under the name SUMR Brands. We believe this "family of brands" approach better reflects our strategic vision and evolving consumer expectations. As described below in "Sales and Marketing.", we will leverage our brands, Summer™, SwaddleMe® and born free®, to cover multiple consumer demographics, retailers and channels.

Strategic Priorities

        Our goal is to become a globally recognized leader in the juvenile industry by creating products that families everywhere need, want, love and depend on. We will continue to support a roadmap for sustainable growth in 2019 and beyond by developing and launching new, innovative products while sustaining our core range of products. Additionally, we will continue to expand our reach through a portfolio of brands, strategically positioned to appeal to multiple consumer demographics, and strengthen our key customer relationships. Our management team will continue to execute on the key strategic priorities that we believe position us to captialize on market trends and will fuel our future growth:

  •
  Growth through product.  We continuously seek to create differentiated, innovative products that appeal to consumers who increasingly demand high-quality, long-lasting, products that make family life easier, safer, and more fun. We pride ourselves as leaders of innovation within the juvenile products industry. We strive to deliver innovation in various ways based upon product category, including for example simple design innovation in potties, innovative convenience features in bath and strollers, new technology in our baby video monitors, and innovative, safe-sleep solutions within our SwaddleMe® branded product line. Our new Baby Pixel™ line of monitors have been expanded into a full line with new models expected to come to market in 2019. In 2019, we will also expect to expand on the success of My Bath Seat™, the only one of its kind in the market, with new product offerings in the line.

  •
  Growth through brand.  By developing a strategic approach to our consumer brands in 2018, we believe we are now well-positioned to expand our appeal to a wide variety of consumer demographics. In 2019, we announced our family of brands approach and will relaunch the born free ® brand, introducing a new stroller, baby carrier, bouncer, entertainer, and two playards to the U.S. market. This brand will initially be an online-only brand, and is positioned to serve a higher-income demographic while still remaining accessible. We continue to take a digital-first approach to marketing communications and brand development. By implementing online marketing, marketing automation, social publishing/listening, and digital analytics tools, we believe we are able to communicate more effectively with consumers of our products and understand what is important to them. In addition, we expect to continue to focus on online merchandising to drive conversion rates both in-store and online, as a majority of consumers research products online before buying—either at retail or through e-commerce.

  •
  Growth through distribution.  We have strong partnerships with our suppliers in the U.S. and Asia. We believe that our ability to develop products that are consumer preferred and cost-efficient gives us a competitive advantage in meeting our customer demands. We have long-standing relationships with our brick and mortar and e-commerce retail customers in the U.S., and will continue to focus on strengthening them to increase our presence in stores and online. In addition, we continue to develop our relationships outside the U.S. to expand our business internationally. We expect to focus our efforts on growing our European, Canadian and Asian market presence by expanding our customer base and establishing new distributor relationships. We see our international business as having significant potential for future growth and expansion.

  •
  Continuous infrastructure improvement.  As we continue to refine our operating model, we expect our key areas of focus for 2019 to include process optimization, worldwide logistics improvements, and talent development. Expected initiatives include SKU rationalization, increased warehouse efficiency, increased direct import business as we emphasize core growth categories, and evaluation of drop ship partnerships going forward. We also expect to build on our onging efforts to improve our analytic and forecasting capabilities, product development process, and management of working capital in 2019.

Products

        We currently market over 1,100 products in several product categories including monitoring, safety, nursery, and baby gear. We market our core products, under our Summer™, SwaddleMe®, and born free® brand names.

        Anchor products in our product categories include the following:

Safety	Nursery	Monitoring	Baby Gear
Gates	Specialty Blankets	Video	Strollers
Bath	Travel Accessories	Audio	Bassinets
Potties	Soothers	Prenatal	High Chairs
Boosters	Sleep Aides		Playards
Positioners

Safety

        Our safety line encompasses gates, bedrails, baby proofing, potties, bath, positioners, boosters, and infant health. We are a North American market leader in the gate category, with a product range of over 30 gates. Our line of gates offer versatility that covers use in home, ease of installation, and aesthetically pleasing designs. In 2018, we developed and placed with a large retailer a new line of gates that are on trend with home décor. In 2019, we expect to continue with a strategy of marrying high-quality safety gates with home décor, and continue to receive positive feedback from retailers as we expand our portfolio.

        Our My Size™ Potty continues to be a best seller for major retailers nationwide. To capitalize on its success, we recently launched the first of a new range of My Size™ Potty product called the My Size™ Potty Train & Transition, that has been well-received by retailers and consumer alike. In 2019, we expect to continue to offer consumers more options in this product line and to obtain incremental placements with our retail customers. We are a market share leader in potties, with additional offerings that support different consumer needs and price points in regards to potty training.

        We first entered the infant bathing category in 2002, and we have continued to create innovative and safe solutions for bathing. Our innovative bath product, My Bath Seat™, is the only one of its kind in the market and continues to be extremely popular with consumers and picked up incremental placements in 2018. New, innovative offerings that expand on the success of this category are currently in development and are expected to be available in 2019. We have an established roadmap for developing products in the four phases of bathing (sponges, bathers, bath tubs, and bath seats) to address consumer needs as baby grows, and to create loyalty to our brand.

Nursery

        Our nursery line includes our core brand of SwaddleMe® specialty blankets as well as our expanded line of safe sleep products such as sleep aides and soothers. Acquired in 2008, SwaddleMe® continues to be a trusted brand synonymous with infant safe sleep. Offerings in 2019 are expected to include a new "luxe" line offering upgrades and innovations such as extra soft fabrics, easy-change technology, and different options for baby body position.

Monitoring

        Our monitors were first introduced in 2001 and are distinguished by ease of use, and innovative features. Currently, we offer audio and video monitors, and a new wearable audio monitor marketed under the Summer™ brand. Our monitors have led the way in innovation within the category and feature high quality components, intended to fulfill the desire for consumers to connect with baby at any time or place. The Baby Pixel monitor was launched in North America in 2018, and we plan to build on its early success. In 2019, we expect to gain incremental shelf space with additional, new innovative monitors, including an expanded line of Baby Pixel™ Monitors with patent-pending new technology, SleepZone™ Virtual Boundary.

Baby Gear

        Our 3Dlite® Convenience Stroller continues to be a favorite among parents. We have continued to expand our 3D line of lightweight, affordable, feature rich strollers. In 2018, we introduced new compact and lightweight offerings, including the 3Dpac™, which takes the features of a full-size stroller, and packs it into a compact package, and the lightweight 3Dmini™, offering convenience for parents on-the-go. The 3Dlite® +, a new lightweight convenience stroller with refined fashion and new features, is expected to launch in the first quarter of 2019.

        Our Pop 'n Play™ Portable Playard, first introduced in fiscal 2014, has proved to be popular with parents and caregivers alike, and we have since expanded the platform to include a portable booster, high chair and entertainer under the sub-brand POP™ (portable on-the-go products). In 2018, we expanded and refreshed these products to offer them at a variety of price points and retailers. We expect to launch a new fashion line of POP products in the second quarter of 2019 for the spring / summer season, when parents are looking for solutions that allow them to be out and about with their children.

Product Development and Design

        A thorough understanding of our consumer, the competition, and our customer retail partners drives our product development. Developing and marketing innovative solutions are a critical element of our strategy. We strive to produce proprietary products that offer distinctive benefits, are visually appealing, and provide safe, thoughtful solutions.

        We conduct market analysis in our geographic regions of priority, evaluate identified opportunities, and design products accordingly. The majority of our products are currently designed at our Rhode Island headquarters. We also have development efforts in our China and our United Kingdom offices, and when appropriate, we also partner with manufacturers in Asia on product development. In addition to new product development, we continuously look for ways to improve upon existing products based on consumer insights with a strong focus on the end-user experience.

Suppliers and Manufacturing

        The majority of our products are manufactured in Asia (primarily China). We also use manufacturers in the United States and Mexico for certain injection-molded products, including bath tubs, potty seats and booster seats.

        We are not dependent on any one supplier as we use many different manufacturers and presently own the tooling and molds used for our products. Our Hong Kong subsidiary provides us with an Asian sourcing presence and the ability to oversee quality, electronic engineering and other issues that may arise during production. Generally, we buy finished goods from manufacturers, and thus do not directly procure raw materials for product manufacturing. Historically, we have not experienced any significant disruption of supply as a result of raw material shortages or other manufacturing factors, but there is the possibility that shortages could occur in the future based on a variety of factors beyond our control.

        Asian-made goods are shipped on the water to our warehouses, which typically takes up to four weeks. We also utilize a direct import program, to reduce costs and shipping time to certain customers. We maintain inventory in warehouses located in the United States, Canada, and the United Kingdom as well as a third-party logistics warehouse in China. Most of our customers pick up their goods at our warehouses. We also deliver shipments direct to customers for sales from our own website and our consumer replacements program as well as for other smaller retail partners that request such arrangements.

Sales and Marketing

        Our products are largely marketed and sold through our own direct global sales force. We have also established a strong network of independent manufacturers' representatives and distributors to provide sales and customer service support for retail customers in North American and internationally. Beginning in 2018, we implemented a plan to support growth of direct-to-consumer sales, which we believe will also increase overall brand awareness.

        Sales are recognized upon transfer of title to our customers and are made utilizing standard credit terms of approximately 60 days. We generally accept returns only for defective merchandise.

        Marketing, promotion and consumer engagement are key elements in the juvenile products industry. Historically, a significant percentage of our promotional spending has been structured in coordination with our large retail partners. In 2019, we will continue to focus our marketing efforts on growing brand awareness among our consumer demographic, optimizing marketing investment, and executing an integrated marketing strategy. We believe an important component of our future growth is based on speaking to the right customer, with the right content, on the right channel, at the right time. We have implemented online marketing, social media, and digital analytics tools, which allow us to better measure the performance of our marketing activities, learn from our consumers, and receive valuable insights into industry and competitor activities.

        As part of this effort, in early 2019, we announced our new brand and product strategy to adapt to a changing retail and consumer landscape. We will be doing business under the name SUMR Brands, with our portfolio of the Summer™, SwaddleMe® and born free® brands to cover multiple consumer demographics, retailers and channels.

        Customer service is a critical component of our marketing strategy. We maintain an internal customer service department that responds to customer inquiries, investigates and resolves issues, and is available to assist customers and consumers during business hours. In fiscal 2018, we made investments in our consumer care online through the implementation of digital tools that allow us to deliver more timely responses to every conversation, reaction or question. In 2019, we will focus on further improving customer service through a variety of tools and training.

Competition

        The juvenile product industry has many participants, none of which has dominant market share, though certain companies may have disproportionate strength in specific product categories. We compete with a number of different companies in a variety of categories, although there is no single company that competes with us across all of our product categories. Our largest direct competitors are Munchkin®, GB® (Goodbaby International Holdings, Ltd.), Graco® (a subsidiary of Newell Rubbermaid), Chicco®, Fisher-Price® (a subsidiary of Mattel, Inc.), Aden & Anais®, Motorola® (a licensed brand of Binatone Communications Group), and Vtech®.

        The primary method of competition in the industry consists of brand positioning, product innovation, quality, price, and timely distribution. Our competitive strengths include our ability to develop innovative new products, speed to market, our relationships with major retailers, and the quality and pricing of our products.

Intellectual Property

        We rely on a combination of patents, licenses and trade secrets to protect our intellectual property. Our current U.S. patents include various design features related to safety gates, bouncers, bathers, and monitors with several other patents under review by the United States Patent and Trademark Office (USPTO). The issued patents expire at various times depending on the date of issuance during the next 17 years. In certain circumstances, we will partner with third parties to develop proprietary products, and, where appropriate, we have license agreements related to the use of third-party technology in our products.

Customers

        Sales to the Company's top seven customers together comprised approximately 77% of our sales in fiscal 2018 and 77% of our sales in fiscal 2017. Of these customers, three generated more than 10% of sales for fiscal 2018: Amazon.com (23%), Walmart (23%), and Target (16%). In fiscal 2017, four customers generated more than 10% of sales: Amazon.com (25%), Babies R Us/Toys R Us (17%), Walmart (16%), and Target (11%).

        We have no long-term contracts with these customers, and as a result, our success depends heavily on our customers' willingness to purchase and provide shelf space for our products.

Seasonality

        We do experience some variations in seasonal demand for our products in our second and third quarters of each year. However, we expect to generate higher than average volumes for the initial shipment of new products which typically includes enough inventory to fill each store plus additional amounts to be kept at the customer's distribution center. The timing of these initial shipments varies by customer depending on when they finalize store layouts for the upcoming year and whether there are any mid-year product introductions.

Regulatory Matters

        Each of our products is designed to comply with all applicable mandatory and voluntary safety standards. In the United States, these safety standards are promulgated by federal, state and independent agencies such as the US Consumer Product Safety Commission, ASTM, the Federal Communications Commission, the Food and Drug Administration, the Federal Trade Commission, and various states Attorney Generals and state regulatory agencies. All of our products are independently tested by third party laboratories accepted by the Consumer Product Safety Commission to verify compliance to applicable safety standards. A similar approach is used to design and test products sold internationally.

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

Employees

        As of December 29, 2018, we had 191 employees, 187 of whom were full time employees and 88 of whom worked in our Rhode Island headquarters.

Available Information

        The Company is incorporated under the laws of the State of Delaware. Our principal executive offices are located at 1275 Park East Drive, Woonsocket, Rhode Island 02895, and our telephone number is (401) 671 6550. We maintain our corporate website at www.summerinfant.com.

        We file reports with the Securities and Exchange Commission ("SEC"), including an annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports that we file with, or furnish to, the SEC. The SEC maintains an Internet website, www.sec.gov, that contains reports, proxy and information statements and other information that we file electronically with the SEC. Our website also includes corporate governance information, including our Code of Ethics and our Board committee charters. The information contained on our website does not constitute a part of this report.

Item 1A.    Risk Factors

        If any of the events or circumstances described in the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected and the trading price of our common stock could decline. The risk factors listed below are not exhaustive. We operate in a very competitive and rapidly changing environment in which new factors may emerge from time to time, and it is not possible for management to predict the impact of all of these factors on our business, financial condition or results of operations.

Increased tariffs, additional tariffs or other import or export taxes on our products could have an adverse impact on the cost of our product, the demand for our products and our business.

        The United States and other countries have levied tariffs and taxes on certain goods, including products imported into the United States from China. The majority of our products are manufactured outside the United States, mainly in China, and imported for sale in the United States. Tariffs enacted in September 2018 impacted our fourth quarter 2018 results and caused market disruption amongst our major customers. While we took actions to mitigate the impact of these tariffs through price increases and exploring alternative sources of supply outside of China, if existing tariffs are increased or if additional tariffs or trade restrictions are implemented by the United States, China or other countries, the cost of our products manufactured in China or other countries and imported into the United States would increase substantially, which would force us to increase the prices of the affected products. There is no assurance that we would be successful in mitigating the impact of increased or additional tariffs, and any increase in pricing to allow us to maintain reasonable margins could adversely affect the demand for those products and may result in decreased profitability and lower sales, thereby having an adverse effect on our business, results of operations and financial condition.

The concentration of our business with certain retail customers means that changes in the purchasing policies of these customers could have a significant impact on our business and operating results.

        In fiscal 2018, sales to our top seven customers, including Amazon.com, Wal-Mart, and Target, accounted for approximately 77% of our total sales. We do not have long-term commitments or contracts with any of our retail customers, and retailers make purchases by delivering one-time purchase orders. As such, any customer could potentially renegotiate the terms of our business relationship at any time, which might include reducing overall purchases of our products, altering pricing, reducing the number and variety of our products carried and the shelf space allotted for our products, and reducing cooperative advertising or marketing support. Because of the current concentration of our business with these retail customers, a change in our relationship with any of these customers could adversely affect our results of operations and financial condition.

Liquidity problems or bankruptcy of our key retail customers could have a significant adverse effect on our business, financial condition, and results of operations.

        A significant portion of our revenue is with key retail customers. Due to the current pressure on traditional brick-and-mortar retailers, there is increased risk that retailers may suffer material losses or file for a petition for bankruptcy. Sales to retail customers are typically made on credit without collateral. If a customer files for bankruptcy, our pre-petition accounts receivable may not be realized and post-petition orders reduced or cancelled. The bankruptcy laws may severely limit our ability to collect pre-petition accounts receivable. If key customers, cease doing business as a result of bankruptcy, or significantly reduce the number of stores operated and therefore the amount of products ordered from us, it could have an adverse effect on our business, financial condition, and results of operations, including our ability to access availability under our credit facility.

The intense competition in our market could reduce our net sales and profitability.

        We operate in a highly competitive market and compete with several large domestic and foreign companies and with other, smaller producers of infant and juvenile products. Many of our competitors have longer operating histories, greater brand recognition, and greater financial, technical, marketing and other resources than us, or have greater e-commerce and social media presence than us. We experience price competition for our products and competition for shelf space at retailers, all of which may increase in the future. If we cannot adjust to changes in our market and compete successfully in the future, our net sales and profitability may likely decline.

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

        Our ability to maintain and increase our current market share will depend upon our ability to anticipate changes in consumer preferences and satisfy these preferences, enhance existing products, develop and introduce new products, grow existing distribution channels and seek additional distribution channels for these products, successfully market the products and, ultimately, achieve consumer acceptance of these products. A failure to achieve market acceptance of our products could harm our ability to grow our business.

An inability to develop and introduce planned new products or product lines in a timely and cost-effective manner may damage our business.

        In developing new products and product lines, we have anticipated dates for associated product introductions. When we state that we will introduce, or anticipate introducing, a particular product or product line at a certain time in the future, those expectations are based on completing the associated development, implementation, marketing work, and manufacturing in accordance with our currently anticipated development schedule. The risk is also heightened by the sophistication of certain products we are designing, in terms of combining digital and analog technologies, utilizing digital media to a greater degree, and providing greater innovation and product differentiation. Unforeseen delays or difficulties in the development process, significant increases in the planned cost of development, changes in anticipated consumer demand for our products, and delays in the manufacturing process may cause the introduction date for products to be later than anticipated or, in some situations, may cause a product introduction to be discontinued. If we are unable to manufacture, source and ship new products in a timely manner and on a cost effective basis, it could have an adverse effect on our business and operating results.

If we do not maintain sufficient inventory levels or if we are unable to deliver our products to our customers in sufficient quantities, or on a timely basis, or if our inventory levels are too high, our operating results will be adversely affected.

        Our business places stringent demands on our inventory forecasting and production planning processes. This inventory management approach may be particularly challenging when combined with "just-in-time" inventory management systems commonly used by retailers to minimize their inventory levels. If we fail to meet tight shipping schedules, we could damage our relationships with retailers, increase our shipping costs or cause sales opportunities to be delayed or lost. To deliver our merchandise on a timely basis, we need to maintain adequate inventory levels of the desired products. This approach requires us to begin to place orders for components for certain products up to a year in advance, and we procure a significant amount of product months in advance of certain time periods. At the time we place factory orders, we may not have firm orders from retailers or a complete understanding of what consumer demand for those products will be. If our inventory forecasting processes are not accurate, it may result in inventory levels in excess of the levels forecasted and we may not have sufficient space at our main distribution center to accommodate excess inventory. As a result, we could be required to record inventory write-downs for excess and obsolete inventory, and/or incur additional expense for storage of excess inventory, which would adversely affect our operating results. In addition, if our processes result in our inventory levels being too low to meet customer demand, we may lose sales, which could adversely affect our operating results.

Covenants in our credit facility and term loan agreement may affect our liquidity or limit our ability to complete acquisitions, incur debt, make investments, sell assets, merge or complete other significant transactions. Deviations from expected results of operations and expected cash requirements could result in a failure to meet financial covenants, which would adversely affect our financial condition and results of operations.

        We rely on our credit facility and cash generated from our operations to meet our working capital needs. Our credit facility and term loan agreement include certain covenants that place limitations on or restrict a number of our activities, including our ability to incur additional debt, create liens on our assets or make guarantees, make certain investments or loans, pay dividends or make distributions, dispose of or sell assets, or enter into a merger or similar transaction.

        These restrictive covenants may limit our ability to engage in acts that may be in our best long-term interests. In addition, if we do not maintain a specified level of availability under our credit facility and term loan agreement, we will be required to comply with a fixed charge coverage ratio financial covenant. Any significant deviation in actual results from our expected results of operations, or in the timing of material expenditures from current estimates, any significant business or product acquisitions, or other significant unanticipated expenses could result in us not meeting applicable financial covenants.

        Non-compliance with the covenants in our credit facility and term loan agreement could result in us being unable to utilize borrowings under our credit facility, a circumstance which potentially could occur when operating shortfalls would most require supplementary borrowings to enable us to continue to fund our operations. If access to our credit facility is limited or terminated, our liquidity would be constrained, affecting our operations and growth prospects, and we would need to seek amendments to our credit facility or obtain additional equity or debt financing or face default. There is no assurance that such financing would be available on acceptable terms or at all. Furthermore, any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants that could impede our ability to effectively operate and grow our business in the future.

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

        Future changes to the U.S. tariff and import/export regulations could have a negative effect on our results of operations. Due to our significant manufacturing presence in China, from which we import a majority of our products, the occurrence of such trade reforms or restrictions could impact our business in an adverse manner.

        As a result of our international operations, we are subject to the U.S. Foreign Corrupt Practices Act and similar foreign anti-corruption and anti-bribery laws. Recent years have seen a substantial increase in the global enforcement of anti-corruption laws, with more frequent voluntary self-disclosures by companies, aggressive investigations and enforcement proceedings by both the U.S. Department of Justice and the SEC resulting in record fines and penalties, increased enforcement activity by non-U.S. regulators, and increases in criminal and civil proceedings brought against companies and individuals. Our failure to successfully comply with any such legal requirements could subject us to monetary liabilities and other sanctions that could harm our business and financial condition.

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

        We maintain a quality control program to help ensure compliance with applicable product safety requirements. Nonetheless, we have experienced, and may in the future experience, issues in products that may lead to product liability, personal injury or property damage claims, recalls, withdrawals, replacements of products, or regulatory actions by governmental authorities. A product recall could have an adverse effect on our results of operations and financial condition, depending on the product affected by the recall and the extent of the recall efforts required. A product recall could also negatively affect our reputation and the sales of other products. Furthermore, concerns about potential liability may lead us to recall voluntarily selected products. Complying with existing or any such additional regulations or requirements could impose increased costs on our business operations, decrease sales, increase legal fees and other costs, and put us at a competitive disadvantage compared to other manufacturers not affected by similar issues with products, any of which could have an adverse effect on our financial condition. Similarly, increased penalties for non-compliance could subject us to greater expense in the event any of our products were found to not comply with such regulations.

        In addition to product liability risks relating to the use by consumers of our products, we also must comply with a variety of state and federal laws and regulations which prohibits unfair or deceptive trade practices, including dissemination of false or misleading advertising. While we take steps that we believe are necessary to comply with these laws and regulations, there can be no assurance that we will always be in compliance. Compliance with these various laws and regulations could impose significant costs on our business if we fail to comply, and could result in monetary liabilities and other penalties and lead to significant negative media attention and consumer dissatisfaction, which could have an adverse effect on our business, financial condition and results of operations.

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

We may have exposure to greater than anticipated tax liabilities that, if not identified, could negatively affect our consolidated operating results and net worth.

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

        Our common stock currently trades on The Nasdaq Capital Market. This market has continued listing requirements that we must continue to maintain to avoid delisting, including, among others, a minimum bid price requirement of $1.00 per share and any of: (i) a minimum stockholders' equity of $2.5 million; (ii) a market value of listed securities of $35 million; or (iii) net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three fiscal years. Our results of operations and our fluctuating stock price directly impact our ability to satisfy these listing standards. If we are unable to maintain these listing standards, we may be subject to delisting.

        A delisting from The Nasdaq Capital Market would result in our common stock being eligible for quotation on "over-the-counter" markets, which is generally considered to be a less efficient system than listing on markets such as Nasdaq or other national exchanges because of lower trading volumes, transaction delays and reduced security analyst and news media coverage. These factors could contribute to lower prices and larger spreads in the bid and ask prices for our common stock. Additionally, trading of our common stock on over-the-counter markets may make us less desirable to institutional investors and may, therefore, limit our future equity financing options and could negatively affect the liquidity of our stock.

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

Market Information

        Our common stock is traded on the Nasdaq Capital Market under the symbol "SUMR".

Holders of Common Stock

        As of February 19, 2019, there were 34 holders of record of our common stock. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of record holders.

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

Overview

        We are an infant and juvenile products company originally founded in 1985 and have publicly traded on the Nasdaq Stock Market since 2007 under the symbol "SUMR." We are a recognized authority in the juvenile industry, providing parents and caregivers a full range of innovative, high-quality, and high-value products to care for babies and toddlers. We seek to improve the quality of life of parents, caregivers, and babies through our product offerings, while at the same time maximizing shareholder value over the long term.

        We operate in one principal industry segment across geographically diverse marketplaces, selling our products globally to large, national retailers as well as independent retailers, and on our partner's and our own direct to consumer websites. In North America, our customers include Amazon.com, Wal-Mart, Target, Buy Buy Baby, Home Depot, and Lowe's. Our largest European-based customers are Argos and Amazon. We also sell through international distributors, representatives, and to select international retail customers in geographic locations where we do not have a direct sales presence.

        Our overall results in 2018 were mixed, as we saw the continued impact of the bankruptcy of Toys R Us (TRU), the parent company of Babies R Us, one of our largest customers, on our results and the industry in general as well as the implementation of additional trade tariffs with China and the enactment of the Tax Cuts and Jobs Act, yet successfully expanded our distribution through other channels, implemented cost reduction actions to right size our business and refinanced our credit facilities to materially increase our liquidity.

        Sales in the fourth quarter of 2018 declined 14.5%, and sales for the full year 2018 declined 8.6%. The year-over-year decrease reflected a $22,940 reduction in sales due to the liquidation of TRU's U.S. assets, and a $5,452 decline in monitor sales as a result of increased competition. We did see increased business with other customers as former TRU business began migrating to other channels, and also achieved sales growth in our potty, entertainers, and gate categories.

        The fourth quarter of 2018 was negatively impacted by the 10% tariff on goods imported into the United States from China enacted in September 2018 (the "10% tariffs"). These tariffs may increase an additional 15% to a total of 25% in March 2019. The implementation of the 10% tariffs caused market disruption amongst our major customers, who changed their buying habits, including delaying orders, resulting in lower sales for the quarter. To mitigate the impact of the 10% tariffs, we have implemented price increases and are exploring alternative sources of supply outside of China. However, there is no assurance that we will be successful in mitigating the impact of the 10% tariffs or a future increase in tariffs and the increase in the cost of certain of our products for the foreseeable future. If we are unable to mitigate the impact of the tariffs on the cost of our products, it could have an adverse effect on our cost of goods sold and future revenue and profitability.

        In the fourth quarter of 2018, we recorded an additional a $933 non-cash, tax charge to our tax provision as a result of the Tax Cuts and Jobs Act (the "Tax Act") that was enacted in December 2017. The Tax Act allows for interest expense to be deductible for tax purposes up to 30% of taxable EBITDA. Any interest not deductible can be carried forward indefinitely. We recorded an interest deduction limitation deferred tax asset of $933 and recorded an offsetting full valuation allowance on this asset until such time as we can demonstrate it is more likely than not that the asset will be used in the near future.

        Primarily as a result of lower sales in 2018, a bad debt charge of $1,813 related to the TRU bankruptcy, and the $933 deferred tax valuation charge discussed above, we ended fiscal 2018 with a net loss of $0.23 per share as compared to a net loss of $0.12 per share in fiscal 2017.

        In June 2018, we successfully refinanced our credit facility through an amended credit facility and new term loan, which provided us with additional credit availability and lowered our quarterly principal payments as compared to our prior credit facility.

        While we believe we are well-positioned for growth in 2019, growth may be adversely effected due to tariffs on goods imported into the United States from China, general trade tensions between the United States and China, and general economic uncertainty as we enter 2019. In early 2019, we implemented cost reduction actions that we believe will right size our business as a result of the tariff disruption in the marketplace, and we expect to continue our efforts to control costs throughout 2019 while continuing to invest in product development and improving our overall product positioning.

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

Revenue Recognition

        We recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what we expect to receive in exchange for the goods or services. Our principal activity from which we generate revenue is product sales. Revenue is measured based on consideration specified in a contract with a customer. The Company recognizes revenue when it satisfies a performance obligation in a contract by transferring control over a product to a customer when product delivery occurs. A performance obligation is a promise in a contract to transfer a distinct product to the customer, which for the Company is transfer of juvenile products to its customers. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the customer receives the benefit of the performance obligation.

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

        Contracts may also include cooperative advertising arrangements where the Company allows a discount from invoiced product amounts in exchange for customer purchased advertising that features the Company's products. These allowances are generally based upon product purchases or specific advertising campaigns. Such allowances are accrued when the related revenue is recognized. These cooperative advertising arrangements provide a distinct benefit and fair value and are accounted for as direct selling expenses.

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

Inventory Valuation

        Inventory is comprised of finished goods and is stated at the lower of cost, inclusive of freight and duty, or market (net realizable value) using the first-in, first-out (FIFO) method or net realizable value. Our warehousing costs are charged to expense as incurred. We regularly review slow-moving and excess inventory and write-down inventories as appropriate. Management uses estimates to record write-downs based on its review of inventory by product category including length of time on hand and estimates of future orders for each product. Changes in consumer preferences, as well as demand for products, customer buying patterns and inventory management could impact the inventory valuation.

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

        We recognize interest and penalties, if any, related to uncertain tax positions in interest expense. Interest and penalties related to uncertain tax positions were accrued at December 29, 2018. On a global basis, the open tax years subject to examination by major taxing jurisdictions in which we operate is between 2012 and 2018.

Results of Operations

        The following table presents selected condensed consolidated financial information for our Company for the fiscal years ended December 29, 2018 ("fiscal 2018") and December 30, 2017 ("fiscal 2017").

	Year ended December 29, 2018		Year Ended December 30, 2017
Net sales	$173,619	100.0%	$189,869	100.0%
Cost of goods sold	118,500	68.3%	129,674	68.3%

Gross profit	55,119	31.7%	60,195	31.7%
General and administrative expenses	38,880	22.4%	38,878	20.5%
Selling expenses	12,430	7.1%	14,229	7.5%
Depreciation and amortization	4,182	2.4%	4,197	2.2%

(Loss) income from operations	(373)	(0.2)%	2,891	1.5%
Interest expense, net	4,442	2.5%	2,968	1.6%

Loss before (benefit) provision for income taxes	(4,815)	(2.7)%	(77)	(0.1)%
(Benefit) provision for income taxes	(564)	0.3%	2,172	(1.1)%

Net loss	$(4,251)	(2.4)%	$(2,249)	(1.2)%

Fiscal 2018 Compared with Fiscal 2017

        Net sales decreased 8.6% to $173,619 for fiscal 2018 from $189,869 for fiscal 2017. The decrease was primarily a result of a $22,940 reduction in sales to TRU due to the liquidation of its U.S. assets and a $5,452 decrease in monitor sales due to increased competition. The decrease in monitor sales excludes any overlapping impact with the decreased sales to TRU. In addition, the 10% tariffs caused market disruption in the fourth quarter of fiscal 2018 among our major customers who changed and/or delayed their buying habits with us, resulting in lower sales for the quarter. These declines were partially offset by increased business with other customers as former TRU business migrates to other existing channels as well as growth in our potty, entertainers, and gate categories.

        Cost of goods sold includes the cost of the finished product from suppliers, duties and tariffs on certain imported items, freight-in from suppliers, and miscellaneous charges. The components of cost of goods sold remained substantially the same for fiscal 2018 as compared to fiscal 2017.

        Gross profit declined 8.4% to $55,119 for fiscal 2018 from $60,195 for fiscal 2017, however, gross margin stayed relatively constant at 31.7% for fiscal 2018 and fiscal 2017. Gross profit decreased primarily due to lower sales. The 10% tariffs increased cost of goods sold but was mitigated by price increases and sales of pre-tariff inventory in the fourth fiscal quarter.

        General and administrative expenses of $38,880 for fiscal 2018 were relatively flat compared to $38,878 for fiscal 2017 but increased as a percent of sales to 22.4% for fiscal 2018 from 20.5% for fiscal 2017. The increase in percent of net sales was primarily due to lower sales. Fiscal 2018 included a net $1,813 charge for bad debts due to the liquidation of TRU's U.S. assets compared to a $1,560 charge in fiscal 2017 due to the TRU bankruptcy filing in fiscal 2017.

        Selling expenses decreased by 12.6% to $12,430 for fiscal 2018 from $14,229 for fiscal 2017 and as a percent of sales to 7.1% for fiscal 2018 from 7.5% for fiscal 2017. The decrease in selling expense was primarily attributable to lower sales, customer mix, as well as lower freight out and consumer advertising costs. The decrease as a percent of sales was primarily attributable to customer mix, as well as lower freight out and consumer advertising costs.

        Depreciation and amortization was slightly down at $4,182 for fiscal 2018 from $4,197 in fiscal 2017. Capital expenditures increased slightly in fiscal 2018 to $3,472 from $3,103 in fiscal 2017.

        Net interest expense increased 50% to $4,442 for fiscal 2018 from $2,968 in fiscal 2017. Interest expense increased primarily as a result of the write off of $518 of previously unamortized prepaid finance fees associated with the repayment of existing debt from the proceeds of our June 2018 refinancing, higher average interest rates under our new credit facilities, and the impact of increases in market interest rates over the past year.

        For fiscal 2018, we recorded a $564 tax benefit on $4,815 of pretax loss for the period. The tax provision for fiscal 2018 included a $933 charge due to the new Tax Act. The Tax Act allows for interest expense to be deductible for tax purposes up to 30% of taxable EBITDA. Any interest not deductible can be carried forward indefinitely. We recorded an interest deduction limitation deferred tax asset of $933 and recorded an offsetting full valuation allowance on this asset until such time as we can demonstrate it is more likely than not that the asset will be used in the near future. For fiscal 2017, we recorded a $2,172 tax provision on $77 of pretax loss for the period. The fiscal 2017 tax provision was also affected by the Tax Act. As a result, we recorded a $734 tax provision for the deemed repatriation of past foreign income, $882 for a writedown in foreign tax credits and $115 for a writedown of the value of our deferred tax assets due to future lower income tax rates.

Liquidity and Capital Resources

        We fund our operations and working capital needs through cash generated from operations and borrowings under our credit facility.

Cash Flows

        In our typical operational cash flow cycle, inventory is purchased to meet expected demand plus a safety stock. The majority of our inventory is sourced from Asia which takes approximately three to four weeks to arrive at the various distribution points we maintain in the United States, Canada and the United Kingdom and payment terms for these vendors are approximately 60-75 days from the date the product ships from Asia. In turn, sales to customers generally have payment terms of approximately 60 days, resulting in an accounts receivable and increasing the amount of cash required to fund working capital. To bridge the gap between paying our suppliers and receiving payment from our customers for goods sold, we rely on our credit facility.

        The majority of our capital expenditures are for tools and molds related to new product introductions. We receive indications from retailers generally near the middle of each year as to what products they will be taking into their product lines for the upcoming year. Based on these indications, we will acquire tools and molds required to build and produce the products. In most cases, the payments for the tools and molds are spread over a three to four month period.

        For fiscal 2018, net cash provided by operating activities was approximately $5,546 generated primarily from operating performance partially offset by higher inventory attributable in part to inventory purchases in advance of a potential 15% increase in tariffs that may be implemented as soon as the first quarter of 2019. For fiscal 2017, net cash provided by operating activities was approximately $1,211 generated primarily from operating performance partially offset by higher accounts receivable attributable to delays in collection from the bankruptcy of TRU combined with a higher mix of sales with certain customers with longer payment terms as well as due to a reduction in accounts payable.

        For fiscal 2018, net cash used in investing activities was approximately $3,472. For fiscal 2017, net cash used in investing activities was approximately $3,103. The use of cash in investing activities was primarily attributable to tooling and a warehouse racking efficiency project completed in fiscal 2018.

        For fiscal 2018, net cash used in financing activities was approximately $1,999, reflecting repayments on our credit facility and the proceeds from our new Term Loan. For fiscal 2017, net cash provided by financing activities was approximately $1,321, reflecting borrowings on our credit facility in part to fund working capital and investing activities.

        Based primarily on the above factors, net cash increased for fiscal 2018 by $40, resulting in a cash balance of approximately $721 at fiscal year end.

        The following table summarizes our significant contractual commitments at fiscal 2018 year end:

		Payment Due by Fiscal Period
Contractual Obligations	Total	2019	2020	2021	2022	2023 and beyond
Revolving Facility	$30,630	—	—	—	—	30,630
Term Loan Facility	17,281	875	875	875	875	13,781
Estimated future interest payments on Revolving Facility	5,449	1,341	1,251	1,161	1,071	625
Estimated future interest payments on Term Loan Facility	8,090	1,978	1,875	1,772	1,669	796
Operating leases	7,708	2,627	2,556	2,048	323	154
Capital leases and other liabilities	1,512	710	685	117	—	—

Total contractual cash obligations	$70,670	$7,531	$7,242	$5,973	$3,938	$45,986

        Estimated future interest payments on our Revolving Facility and Term Loan Facility are based upon the interest rates in effect at December 29, 2018.

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

        If we are unable to meet our current financial forecast, do not adequately control expenses, or adjust our operations accordingly, these circumstances could create a situation where we cannot access our available lines of credit due to insufficient asset availability, and will be required to maintain compliance with certain financial covenants under our credit facility and term loan agreement. There is no assurance that we will maintain sufficient availability under our credit facility or meet all of our financial or other covenants in the future, or that our lenders will grant waivers if there are covenant violations. In addition, should we seek to raise additional funds through debt or equity financings, such sales may cause dilution to existing stockholders. If sufficient financing is not available or is not available on acceptable terms, our ability to address any unexpected changes in our operations could be limited.

        Based on past performance and current expectations, we believe that our anticipated cash flow from operations and availability under our existing credit facility are sufficient to fund our working capital, capital expenditures and debt service requirements for at least the next 12 months.

Credit Facilities

        We and our wholly owned subsidiary, Summer Infant (USA), Inc., are parties to a Second Amended and Restated Loan and Security Agreement with Bank of America, N.A., as agent, that provides for a $60,000 asset-based credit facility (the "Credit Facility"). Total borrowing capacity under the Credit Facility is based on a borrowing base, which is defined as 85% of eligible receivables plus the lesser of (i) 70% of the value of eligible inventory or (ii) 85% of the net orderly liquidation value of eligible inventory, less applicable reserves. Loans under the Credit Facility are scheduled to mature on June 28, 2023 (subject to customary early termination provisions). All obligations under the Credit Facility are secured by substantially all the assets of the Company and certain of our subsidiaries are guarantors.

        As of December 29, 2018, the interest rates for base-rate loans and LIBOR-rate loans under the Credit Facility were 6.50% and 4.50%, respectively. At December 29, 2018, the amount outstanding under the Credit Facility was $30,630, total borrowing capacity was $42,717, and borrowing availability was $12,087.

        For additional information on the Credit Facility, please see Note 4 to our condensed consolidated financial statements included in this Annual Report on Form 10-K.

Term Loan

        We and our wholly owned subsidiary, Summer Infant (USA), Inc., are parties to a Term Loan and Security Agreement with Pathlight Capital LLC, as agent, pursuant to which we received a $17,500 term loan (the "Term Loan Agreement"). Principal on the term loan is repaid on a quarterly basis in installments of $219, and interest payments are due monthly, in arrears. The term loan matures on June 28, 2023. Obligations under the Term Loan Agreement are also subject to restrictions on prepayment and a prepayment penalty if the term loan is repaid prior to the third anniversary of the closing of the term loan. The term loan is secured by a lien on certain assets of the Company, including a first priority lien on intellectual property, machinery and equipment, and a pledge of (i) 100% of the ownership interests of domestic subsidiaries and (ii) 65% of the ownership interests in certain foreign subsidiaries of the Company, and a junior lien on certain assets subject to the liens under the Credit Facility.

        The interest rate for the Term Loan Agreement was 11.74% as of December 29, 2018. The amount outstanding under the Term Loan Agreement at December 29, 2018 was $17,281.

        For additional information on the Term Loan Agreement, please see Note 4 to our condensed consolidated financial statements included in this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

        We did not have any off-balance sheet arrangements during the year ended December 29, 2018 or the year ended December 30, 2017.

Recently Issued Accounting Pronouncements

        In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," ("new lease standard"). The new lease standard will supersede the current guidance for lease accounting and will require lessees to recognize right-to-use assets and related lease liabilities on the balance sheet for leases with lease terms greater than twelve months. The objective is to increase transparency and comparability among organizations regarding lease accounting and disclosing key information about leasing arrangements. In July 2018, FASB issued ASU 2018-10, Codification Improvements to Topic 842 (Leases), which provides narrow amendments to clarify how to apply certain aspects of the new lease standard. The amendments included providing an optional modified retrospective transition method that allows the initial application of the lease standard at the adoption date using a cumulative-effect adjustment to the opening balance sheet of retained earnings in the period of adoption. The Company adopted this standard on December 30, 2018 utilizing the optional modified retrospective transition method. As part of transition, the Company elected the package of transitional practical expedients to not reassess if a contract contains a lease, lease classification, or initial direct cost for leases. Upon adoption of the new leasing standard, we expect to recognize a lease liability of approximately $7,000 and related right-to-use asset on our consolidated balance sheet of approximately $6,400. The adoption of the new lease standard will have an immaterial impact to our consolidated statement of income.

        Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Special Note Regarding Forward Looking Statements

        This report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements concern management's current assumptions, estimates, beliefs, plans, strategies and expectations and anticipated events or trends and similar expressions concerning matters that are not historical facts. Such forward-looking information may be identified by terms such as "expect," "anticipate," "believe," "outlook," "may," "estimate," "should," "predict" and similar terms or variations thereof, and includes statements regarding our expectations with respect to sustainable growth in 2019, the effectiveness of our strategic initiatives including our new branding and product strategy to promote future growth and profitability, the strength of our customer and supplier relationships, our liquidity for the next 12 months, the opportunity to expand internationally, and expected trends and product offerings in 2019. These statements are based on a series of expectations, assumptions, estimates and projections about our Company, are not guarantees of future results or performance, and involve significant risks, uncertainties and other factors, including assumptions and projections, for all forward periods. Our actual results may differ materially from any future results expressed or implied by such forward-looking statements. Such factors include, among others, the following:

  •
  the impact of increased tariffs, additional tariffs or import or export taxes on the cost of our products and therefore demand for our products;

  •
  the concentration of our business with a certain retail customers who may change their purchasing policies or suffer liquidity problems or bankruptcy;

  •
  our ability to compete by introducing new products or enhancing existing products that satisfy consumer preferences;

  •
  our ability to develop and introduce new products in a timely and cost effective manner;

  •
  our ability to compete effectively with larger and smaller companies that have more financial resources and greater e-commerce presence than us;

  •
  our ability to manage inventory levels and meet customer demand;

  •
  our ability to maintain sufficient availability under and to comply with financial and other covenants in our credit facility and term loan agreement;

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

  •
  our dependence on key personnel;

  •
  potential exposure to greater than anticipated tax liabilities;

  •
  an impairment of other intangible assets;

  •
  any failure, inadequacy or interruption of our information technology systems that may disrupt our operations; and

  •
  our ability to maintain the listing of our common stock on the Nasdaq Stock Market.

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

        None.

Item 9A.    Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures

        As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 29, 2018. Our principal executive officer and principal financial officer have concluded, based on their evaluation, that our disclosure controls and procedures were effective as of December 29, 2018.

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

        Management of the Company conducted an evaluation of the effectiveness, as of December 29, 2018, of the Company's internal control over financial reporting and based on its evaluation under the COSO Framework, management has concluded that the Company's internal control over financial reporting was effective as of December 29, 2018.

(c)
Changes in Internal Control Over Financial Reporting

        There was no change in our internal control over financial reporting that occurred during the quarter ended December 29, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information relating to directors, director nominees and executive officers of the Company is set forth in our definitive Proxy Statement to be filed with the SEC in connection with our 2019 Annual Meeting of Stockholders (the "2019 Proxy Statement") and is incorporated herein by reference.

        The information relating to Section 16(a) beneficial ownership reporting compliance is set forth in the 2019 Proxy Statement and is incorporated herein by reference.

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

        The information relating to the Company's Audit Committee and its designated audit committee financial expert is set forth in the 2019 Proxy Statement and is incorporated herein by reference.

        The information concerning procedures by which stockholders may recommend director nominees is set forth in the 2019 Proxy Statement and is incorporated herein by reference.

Item 11.    Executive Compensation

        The information relating to executive compensation and the Company's Compensation Committee is set forth in the 2019 Proxy Statement and is incorporated herein by reference, provided that the information under the caption "Compensation Committee Report" shall be deemed "furnished" and shall not be deemed "filed" with this report, not deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, except only as may be expressly set forth in any such filing by specific reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information relating to security ownership of management, certain beneficial owners, and the Company's equity plans is set forth in the 2019 Proxy Statement and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information relating to certain relationships and related party transactions and director independence is set forth in the 2019 Proxy Statement and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

        The information relating to the independent registered public accounting firm fees and services and the Company's pre-approval policies and procedures for audit and non-audit services provided by such accounting firm is set forth in the 2019 Proxy Statement and is incorporated herein by reference.

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

Item 16.    Form 10-K Summary

        Not applicable.

Index to Exhibits

Exhibit No.		Description
2.1		Agreement and Plans of Reorganization, dated as of September 1, 2006, by and among KBL Healthcare Acquisition Corp. II, and its wholly owned subsidiary, SII Acquisition Inc., and Summer Infant, Inc., Summer Infant Europe Limited, Summer Infant Asia, Ltd. and their respective stockholders (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on September 5, 2006, SEC File No. 000-51228)

2.2		Purchase and Sale Agreement, dated March 24, 2009, between Summer Infant (USA), Inc. and Faith Realty II, LLC (Incorporated by reference to Exhibit 2.1 to the Registrant's Quarterly Report on Form 10-Q/A filed on August 18, 2009, SEC File No. 001-33346)

2.3		Lease Agreement, dated March 24, 2009, between Summer Infant (USA), Inc. and Faith Realty II, LLC (Incorporated by reference to Exhibit 2.2 to the Registrant's Quarterly Report on Form 10-Q/A filed on August 18, 2009, SEC File No. 001-33346)

2.4		Stock Purchase Agreement, dated as of March 24, 2011, by and among the Registrant, Summer Infant (USA), Inc., Born Free Holdings Ltd., and each stockholder of Born Free Holdings Ltd. (Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on March 28, 2011, SEC File No. 001-33346)

3.1		Amended and Restated Certificate of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K filed on February 22, 2017)

3.2		Amended and Restated Bylaws, as amended through May 5, 2016 (Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on May 9, 2016)

4.1		Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.2 to the Registrant's Form 8-A filed on March 6, 2007, SEC File No. 001-33346)

10.1		Registration Rights Agreement by and among the Registrant, Jason Macari and Steven Gibree (Incorporated by reference to Exhibit 10.9 to the Registrant's Current Report on Form 8-K filed on September 5, 2006, SEC File No. 000-51228)

10.2	*	2006 Performance Equity Plan (Incorporated by reference to Appendix A to the Registrant's Definitive Proxy Statement on Schedule 14A filed on April 29, 2008, SEC File No. 001-33346)

10.3		Amended and Restated Loan and Security Agreement, dated as of April 21, 2015, among Summer Infant, Inc. and Summer Infant (USA), Inc. as Borrowers, the Guarantors from time to time party thereto, Certain Financial Institutions as Lenders, Bank of America, N.A. as Agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Sole Book Runner (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on April 22, 2015)

10.4		Amendment to Amended and Restated Loan and Security Agreement, dated as of December 10, 2015, among Summer Infant, Inc. and Summer Infant (USA), Inc., as Borrowers, Summer Infant Canada, Limited and Summer Infant Europe Limited, as Guarantors, Certain Financial Institutions as Lenders and Bank of America, N.A. as Agent (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on December 14, 2015)

Exhibit No.		Description
10.5		Second Amendment to Amended and Restated Loan and Security Agreement, dated as of May 24, 2016, among Summer Infant, Inc. and Summer Infant (USA), Inc., as Borrowers, Summer Infant Canada, Limited and Summer Infant Europe Limited, as Guarantors, Certain Financial Institutions as Lenders and Bank of America, N.A. as Agent (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on August 2, 2016)

10.6		Third Amendment and Waiver to Amended and Restated Loan and Security Agreement, dated as of February 17, 2017, among Summer Infant, Inc. and Summer Infant (USA), Inc., as Borrowers, Summer Infant Canada, Limited and Summer Infant Europe Limited, as Guarantors, Certain Financial Institutions as Lenders and Bank of America, N.A. as Agent (Incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K filed on February 22, 2017)

10.7		Fourth Amendment and Waiver to Amended and Restated Loan and Security Agreement, dated as of October 16, 2017, among Summer Infant, Inc. and Summer Infant (USA), Inc., as Borrowers, Summer Infant Canada, Limited and Summer Infant Europe Limited, as Guarantors, Certain Financial Institutions as Lenders and Bank of America, N.A. as Agent (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on October 20, 2017)

10.8		Fifth Amendment and Waiver to Amended and Restated Loan and Security Agreement, dated as of November 29, 2017, among Summer Infant, Inc. and Summer Infant (USA), Inc., as Borrowers, Summer Infant Canada, Limited and Summer Infant Europe Limited, as Guarantors, Certain Financial Institutions as Lenders and Bank of America, N.A. as Agent (Incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K filed on February 20, 2018)

10.9		Sixth Amendment to Amended and Restated Loan and Security Agreement, dated as of March 1, 2018, among Summer Infant, Inc. and Summer Infant (USA), Inc., as Borrowers, Summer Infant Canada, Limited and Summer Infant Europe Limited, as Guarantors, Certain Financial Institutions as Lenders and Bank of America, N.A. as Agent (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 2, 2018)

10.10		Seventh Amendment and Waiver to Amended and Restated Loan and Security Agreement, dated as of April 24, 2018, among Summer Infant, Inc. and Summer Infant (USA), Inc., as Borrowers, Summer Infant Canada, Limited and Summer Infant Europe Limited, as Guarantors, Certain Financial Institutions as Lenders and Bank of America, N.A. as Agent (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on April 25, 2018)

10.11	**	Second Amended and Restated Loan and Security Agreement, dated as of June 28, 2018, among Summer Infant, Inc. and Summer Infant (USA), Inc., as borrowers, the guarantors from time to time party thereto, the financial institutions from time to time party thereto as lenders, and Bank of America, N.A., as agent for the lenders (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 29, 2018)

10.12	**	Term Loan and Security Agreement, dated as of June 28, 2018, among Summer Infant, Inc. and Summer Infant (USA), Inc., as borrowers, the guarantors from time to time party thereto, the financial institutions from time to time party thereto as lenders, and Pathlight Capital LLC, as agent for the lenders (Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on June 29, 2018)

10.13	*	2012 Incentive Compensation Plan, as amended (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on August 5, 2015)

Exhibit No.		Description
10.14	*	Summer Infant, Inc. Form of Indemnification Agreement (for officers and directors) (Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on January 17, 2014, SEC File No. 001-33346)

10.15		Amendment to Lease, dated May 13, 2015, by and between Faith Realty II, LLC and Summer Infant (USA), Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 19, 2015)

10.16		Second Amendment to Lease, dated January 22, 2018, by and between Faith Realty II, LLC and Summer Infant (USA), Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on January 26, 2018)

10.17	*	Employment Agreement, dated as of June 27, 2016, by and between the Registrant and Mark Messner (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 29, 2016)

10.18	*	Summer Infant, Inc. Change in Control Plan (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 9, 2018)

10.19	*+	Offer Letter by and between the Registrant and Paul Francese

10.20	*+	Separation Agreement and General Release by and between the Registrant and William E. Mote, Jr.

21.1		List of Subsidiaries (Incorporated by reference to Exhibit 21.1 to the Registrant's Annual Report on Form 10-K filed on March 13, 2013, SEC File No. 001-33346)

23.1	+	Consent of Independent Registered Public Accounting Firm

31.1	+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		XBRL Taxonomy Extension Labels Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

*
Management contract or compensatory plan or arrangement.

**
Portions of this Exhibit have been omitted pursuant to a grant of confidential treatment.

+
Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 20th day of February 2019.

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

Name	Title	Date

/s/ MARK MESSNER Mark Messner	Chief Executive Officer and Director (Principal Executive Officer)	February 20, 2019
/s/ PAUL FRANCESE Paul Francese	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 20, 2019
/s/ ROBIN MARINO Robin Marino	Chairwoman of the Board	February 20, 2019
/s/ EVELYN D'AN Evelyn D'An	Director	February 20, 2019
/s/ MARTIN FOGELMAN Martin Fogelman	Director	February 20, 2019
/s/ ALAN MUSTACCHI Alan Mustacchi	Director	February 20, 2019
/s/ ANDREW W. TRAIN Andrew W. Train	Director	February 20, 2019
/s/ STEPHEN ZELKOWICZ Stephen Zelkowicz	Director	February 20, 2019

Summer Infant, Inc. and Subsidiaries
Index to Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Summer Infant Inc.

Opinion on the Financial Statements

        We have audited the accompanying consolidated balance sheets of Summer Infant, Inc. and its subsidiaries (the Company) as of December 29, 2018 and December 30, 2017, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2018 and December 30, 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RSM US LLP

We have served as the Company's auditor since 2010.

Boston, Massachusetts
February 20, 2019

Summer Infant, Inc. and Subsidiaries

Consolidated Balance Sheets

        Note that all amounts presented in the table below are in thousands of U.S. dollars, except share amounts and par value per share.

	December 29, 2018	December 30, 2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$721	$681
Trade receivables, net of allowance for doubtful accounts of $304 and $1,622 at December 29, 2018 and December 30, 2017, respectively	31,223	36,640
Inventory, net	36,066	34,035
Prepaids and other current assets	997	950

TOTAL CURRENT ASSETS	69,007	72,306
Property and equipment, net	9,685	9,640
Intangible assets, net	13,300	14,046
Deferred tax assets, noncurrent	2,127	1,935
Other assets	97	103

TOTAL ASSETS	$94,216	$98,030

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$28,120	$24,642
Accrued expenses	8,939	9,818
Current portion of long-term debt	875	3,250

TOTAL CURRENT LIABILITIES	37,934	37,710
Long-term debt, less current portion and unamortized debt issuance costs	44,641	43,772
Other liabilities	2,371	2,906

TOTAL LIABILITIES	84,946	84,388
STOCKHOLDERS' EQUITY
Preferred Stock, $0.0001 par value, 1,000,000 authorized, none issued or outstanding at December 29, 2018 and December 30, 2017	—	—
Common Stock $0.0001 par value, authorized, issued and outstanding of 49,000,000, 19,092,251, and 18,820,602 at December 29, 2018 and 49,000,000, 18,901,386, and 18,629,737 at December 30, 2017, respectively	2	2
Treasury Stock at cost (271,649 shares at December 29, 2018 and December 30, 2017)	(1,283)	(1,283)
Additional paid-in capital	77,396	76,848
Accumulated deficit	(63,885)	(59,634)
Accumulated other comprehensive loss	(2,960)	(2,291)

TOTAL STOCKHOLDERS' EQUITY	9,270	13,642

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$94,216	$98,030

See notes to consolidated financial statements.

Summer Infant, Inc. and Subsidiaries

Consolidated Statements of Operations

        Note that all amounts presented in the table below are in thousands of U.S. dollars, except share and per share amounts.

	For the fiscal year ended
	December 29, 2018	December 30, 2017
Net sales	$173,619	$189,869
Cost of goods sold	118,500	129,674

Gross profit	55,119	60,195
General and administrative expenses	38,880	38,878
Selling expenses	12,430	14,229
Depreciation and amortization	4,182	4,197

Operating (loss) income	(373)	2,891
Interest expense, net	4,442	2,968

Loss before (benefit) provision for income taxes	(4,815)	(77)
(Benefit) provision for income taxes	(564)	2,172

Net loss	$(4,251)	$(2,249)

Net loss per share, basic and diluted	$(0.23)	$(0.12)
Weighted average shares outstanding, basic and diluted	18,744,424	18,573,398

See notes to consolidated financial statements.

Summer Infant, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

        Note that all amounts presented in the table below are in thousands of U.S. dollars.

	For the fiscal year ended
	December 29, 2018	December 30, 2017
Net loss	$(4,251)	$(2,249)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(669)	571

Comprehensive loss	$(4,920)	$(1,678)

See notes to consolidated financial statements.

Summer Infant, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

        Note that all amounts presented in the table below are in thousands of U.S. dollars.

	For the fiscal year ended
	December 29, 2018	December 30, 2017
Cash flows from operating activities:
Net loss	$(4,251)	$(2,249)
Adjustments to reconcile net loss to net cash provided by operating activities:
Bad debt expense	1,963	1,558
Depreciation and amortization	4,182	4,197
Stock-based compensation	523	494
Write off of unamortized deferred financing costs	518	—
Deferred income taxes	(193)	1,911
Changes in assets and liabilities, net of effects of acquisitions
Decrease (increase) in accounts receivable	3,035	(3,859)
(Increase) decrease in inventory	(2,524)	2,353
(Increase) decrease in prepaids and other current assets	(71)	790
Decrease in other assets	(42)	19
Increase (decrease) in accounts payable and accrued expenses	2,406	(4,003)

Net cash provided by operating activities	5,546	1,211

Cash flows from investing activities:
Acquisitions of property and equipment	(3,472)	(3,103)

Net cash used in investing activities	(3,472)	(3,103)

Cash flows from financing activities:
Repayment of Prior Term Loan Facility	(5,000)	(2,000)
Repayment of Prior FILO Facility	(1,250)	(2,500)
Payment of financing fees and expenses	(1,958)	—
Proceeds from New Term Loan Facility	17,500	—
Repayment of New Term Loan Facility	(219)	—
Net borrowings (repayments) on revolving facilities	(11,097)	5,815
Issuance of common stock upon exercise of stock options	25	6

Net cash (used in) provided by financing activities	(1,999)	1,321

Effect of exchange rate changes on cash and cash equivalents	(35)	253

Net increase (decrease) in cash and cash equivalents	40	(318)
Cash and cash equivalents at beginning of year	681	999

Cash and cash equivalents at end of year	$721	$681

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$2,944	$2,274

Cash paid during the year for income taxes	$280	$358

See notes to consolidated financial statements.

Consolidated Statements of Stockholders' Equity

For the Fiscal Years Ended December 29, 2018 and December 30, 2017

        Note that all amounts presented in the table below are in thousands of U.S. dollars, except share and per share data.

	Common Stock
			Additional Paid in Capital	Treasury Stock	Retained Earnings	Accumulated Comprehensive Loss	Total Equity
	Shares	Amount
Balance at December 31, 2016	18,506,617	$2	$76,348	$(1,283)	$(57,385)	$(2,862)	$14,820

Issuance of common stock upon vesting of restricted shares	118,620
Issuance of common stock upon exercise of stock options	4,500		6				6
Stock-based compensation			494				494
Net loss for the year					(2,249)		(2,249)
Foreign currency translation adjustment						571	571

Balance at December 30, 2017	18,629,737	$2	$76,848	$(1,283)	$(59,634)	$(2,291)	$13,642

Issuance of common stock upon vesting of restricted shares	170,315
Issuance of common stock upon exercise of stock options	20,550		25				25
Stock-based compensation			523				523
Net loss for the year					(4,251)		(4,251)
Foreign currency translation adjustment						(669)	(669)

Balance at December 29, 2018	18,820,602	$2	$77,396	$(1,283)	$(63,885)	$(2,960)	$9,270

See notes to consolidated financial statements.

SUMMER INFANT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

        The Company designs, markets and distributes branded juvenile health, safety and wellness products that are sold globally to large national retailers as well as independent retailers, primarily in North America. The Company currently markets its products in several product categories including monitoring, safety, nursery, and baby gear. Most products are sold under our core brand names of Summer™, SwaddleMe®, and Born Free®.

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

Fiscal Year

        The Company's fiscal year ends on the Saturday closest to December 31 of each calendar year. There were fifty two weeks in the fiscal years ended December 29, 2018 and December 30, 2017.

Summary of Significant Accounting Policies

Revenue Recognition

        As of December 31, 2017, the Company adopted FASB ASC Topic 606, Revenue from Contracts with Customers ("ASC 606"). The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in U.S. GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects to receive in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance.

        The Company reviewed all contracts at the date of initial application and elected to use the modified retrospective transition method, where the cumulative effect of the initial application is recognized as an adjustment to opening retained earnings at December 31, 2017. Therefore, comparative prior periods have not been adjusted and continue to be reported under FASB ASC Topic 605, Revenue Recognition, ("ASC 605"). The impact of the adoption was immaterial. Refer to Note 2 for additional information regarding the Company's adoption of ASC 606.

        The Company's principal activities from which it generates its revenue is product sales. The Company has one reportable segment of business.

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

        Contracts may also include cooperative advertising arrangements where the Company allows a discount from invoiced product amounts in exchange for customer purchased advertising that features the Company's products. These allowances are generally based upon product purchases or specific advertising campaigns. Such allowances are accrued when the related revenue is recognized. These cooperative advertising arrangements provide a distinct benefit and fair value and are accounted for as direct selling expenses.

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

        Changes in the allowance for doubtful accounts are as follows:

	For the fiscal year ended
	December 29, 2018	December 30, 2017
Allowance for doubtful accounts, beginning of period	$1,622	$64
Charges to costs and expenses	1,963	1,646
Account write-offs and other	(3,281)	(88)

Allowance for doubtful accounts, end of period	$304	$1,622

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

        The Company's financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable, accrued expenses, and short and long-term borrowings. Because of their short maturity, the carrying amounts of cash and cash equivalents, accounts and notes receivable, accounts payable, and accrued expenses approximate fair value. The carrying value of the Company's debt approximates fair value since the stated rate is similar to rates currently available to the Company for debt with similar terms and remaining maturities.

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

Translation of Foreign Currencies

        The assets and liabilities of the Company's European, Canadian, Israeli, and Asian operations, each of which uses its local currency as the their functional currency, have been translated into U.S. dollars at year-end exchange rates and the income and expense accounts of these subsidiaries have been translated at average rates prevailing during each respective year. Resulting translation adjustments are made to a separate component of stockholders' equity within accumulated other comprehensive loss. Foreign exchange transaction gains and losses are included in the accompanying consolidated statements of operations.

Shipping Costs

        Shipping costs to customers are included in selling expenses and amounted to approximately $2,045 and $1,591 for the fiscal years ended December 29, 2018 and December 30, 2017, respectively.

Advertising Costs

        The Company charges advertising costs to selling expense as incurred. Advertising expense, which consists primarily of promotional and cooperative advertising allowances provided to customers, was approximately $9,555 and $11,970 for the fiscal years ended December 29, 2018 and December 30, 2017, respectively.

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

        Diluted loss per share for the Company is computed by dividing net loss by the dilutive weighted average shares outstanding which includes: the dilutive impact (using the "treasury stock" method) of "in the money" stock options and unvested restricted shares issued to employees. Options to purchase 1,108,023 and 1,052,026 shares of the Company's common stock and 271,975 and 331,516 of restricted shares were not included in the calculation, due to the fact that these instruments were anti-dilutive for the fiscal years ended December 29, 2018 and December 30, 2017, respectively.

New Accounting Pronouncements

        In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," ("new lease standard"). The new lease standard will supersede the current guidance for lease accounting and will require lessees to recognize right-to-use assets and related lease liabilities on the balance sheet for leases with lease terms greater than twelve months. The objective is to increase transparency and comparability among organizations regarding lease accounting and disclosing key information about leasing arrangements. In July 2018, FASB issued ASU 2018-10, Codification Improvements to Topic 842 (Leases), which provides narrow amendments to clarify how to apply certain aspects of the new lease standard. The amendments included providing an optional modified retrospective transition method that allows the initial application of the lease standard at the adoption date using a cumulative-effect adjustment to the opening balance sheet of retained earnings in the period of adoption. The Company adopted this standard on December 30, 2018 utilizing the optional modified retrospective transition method. As part of transition, the Company elected the package of transitional practical expedients to not reassess if a contract contains a lease, lease classification, or initial direct cost for leases. Upon adoption of the new leasing standard, we expect to recognize a lease liability of approximately $7,000 and related right-to-use asset on our consolidated balance sheet of approximately $6,400. The adoption of the new lease standard will have an immaterial impact to our consolidated statement of income.

        Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

2. REVENUE

Disaggregation of Revenue

        The Company's revenue is primarily from distinct fixed-price product sales in the juvenile product market, to similar customers and channels utilizing similar types of contracts that are short term in nature (less than one year). The Company does not sell service agreements or goods over a period of time and does not sell or utilize customer financing arrangements or time-and-material contracts.

SUMMER INFANT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. REVENUE (Continued)

        The following is a table that presents net sales by geographical area:

	For the fiscal year ended
	December 29, 2018	December 30, 2017
United States	$145,534	$157,159
All Other	28,085	32,710

	$173,619	$189,869

        All Other consists of Canada, Europe, South America, Mexico, Asia, and the Middle East.

Contract Balances

        The Company does not have any contract assets such as work-in-process or contract liabilities such as customer advances. All trade receivables on the Company's condensed consolidated balance sheet are from contracts with customers.

Contract Costs

        Costs incurred to obtain a contract are capitalized unless short term in nature. As a practical expedient, costs to obtain a contract that are short term in nature are expensed as incurred. All contract costs incurred in 2018 fall under the provisions of the practical expedient and have therefore been expensed.

3. PROPERTY AND EQUIPMENT

        Property and equipment, at cost, consisted of the following:

	For the fiscal year ended
	December 29, 2018	December 30, 2017	Depreciation/ Amortization Period
Computer-related	$4,556	$3,994	5 years
Tools, dies, prototypes, and molds	28,361	28,445	1 - 5 years
Building	4,156	4,156	30 years
Other	7,148	6,246	1 - 15 years

	44,221	42,841
Less: accumulated depreciation	34,536	33,201

Property and equipment, net	$9,685	$9,640

        Property and equipment included amounts acquired under capital leases of approximately $589 and $0 at December 29, 2018 and December 30, 2017, respectively, with related accumulated depreciation of approximately $31 and $0, respectively. Total depreciation expense was $3,436 and $3,430 for the fiscal years ended December 29, 2018 and December 30, 2017, respectively.

SUMMER INFANT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. INTANGIBLE ASSETS

        Intangible assets consisted of the following:

	For the fiscal year ended
	December 29, 2018	December 30, 2017
Brand names	$11,819	$11,819
Patents and licenses	3,766	3,766
Customer relationships	6,946	6,946
Other intangibles	1,882	1,882

	24,413	24,413
Less: accumulated amortization	(11,113)	(10,367)

Intangible assets, net	$13,300	$14,046

        The amortization period for the majority of the intangible assets ranges from 5 to 20 years for those assets that have an estimated life; certain assets have indefinite lives (a brand name). Total of intangibles not subject to amortization amounted to $8,400 and $8,400 for the fiscal years ended December 29, 2018 and December 30, 2017, respectively.

        Amortization expense amounted to $746 and $768 for the fiscal years ended December 29, 2018 and December 30, 2017, respectively.

        The Company performed its annual indefinite-lived intangible asset impairment analysis in the fourth fiscal quarter . No asset impairment was recorded for the fiscal years ended December 29, 2018 and December 30, 2017.

        Estimated amortization expense for the remaining definite-lived assets for the next five years is as follows:

Fiscal Year ending
2019	$738
2020	488
2021	488
2022	488
2023	488

5. DEBT

        Bank of America Credit Facility.    On June 28, 2018, the Company and Summer Infant (USA), Inc., as borrowers, entered into a Second Amended and Restated Loan and Security Agreement with Bank of America, N.A., as agent, the financial institutions party to the agreement from time to time as lenders, and certain subsidiaries of the Company as guarantors (the "Restated BofA Agreement"). The Restated BofA Agreement replaced the Company's prior credit facility with Bank of America, and provides for a $60,000, asset-based revolving credit facility, with a $5,000 letter of credit sub-line facility. The total borrowing capacity is based on a borrowing base, which is defined as 85% of eligible receivables plus the lesser of (i) 70% of the value of eligible inventory or (ii) 85% of the net orderly liquidation value of eligible inventory, less applicable reserves. The scheduled maturity date of loans

SUMMER INFANT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. DEBT (Continued)

under the Restated BofA Agreement is June 28, 2023 (subject to customary early termination provisions).

        All obligations under the Restated BofA Agreement are secured by substantially all the assets of the Company, including a first priority lien on accounts receivable and inventory and a junior lien on certain assets subject to the term loan lender's first priority lien described below. Summer Infant Canada Limited and Summer Infant Europe Limited, subsidiaries of the Company, are guarantors under the Restated BofA Agreement. Proceeds from the loans were used to satisfy existing debt, pay fees and transaction expenses associated with the closing of the Restated BofA Agreement and may be used to pay obligations under the Restated BofA Agreement, and for lawful corporate purposes, including working capital.

        Loans under the Restated BofA Agreement bear interest, at the Company's option, at a base rate or at LIBOR, plus applicable margins based on average quarterly availability under the Restated BofA Agreement. Interest payments are due monthly, payable in arrears. The Company is also required to pay an annual non-use fee on unused amounts, as well as other customary fees as are set forth in the Restated BofA Agreement. The Restated BofA Agreement contains customary affirmative and negative covenants. Among other restrictions, the Company is restricted in its ability to incur additional debt, make acquisitions or investments, dispose of assets, or make distributions unless in each case certain conditions are satisfied. In addition, if availability falls below a specified amount, a springing covenant would be in effect requiring the Company to maintain a fixed charge coverage ratio at the end of each fiscal month of at least 1.0 to 1.0 for the twelve-month period then ended.

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

        As of December 29, 2018, under the Restated BofA Agreement, the rate on base-rate loans was 6.50% and the rate on LIBOR-rate loans was 4.50%. The amount outstanding on the Restated BofA Agreement at December 29, 2018 was $30,630. Total borrowing capacity at December 29, 2018 was $42,717 and borrowing availability was $12,087.

        Prior to entering into the Restated BofA Agreement, the Company and Summer Infant (USA), Inc. were parties to an amended and restated loan and security agreement with Bank of America, N.A., as agent, which provided for an asset-based credit facility (the "Prior Credit Facility"). The Prior Credit Facility consisted of a $60,000 asset-based revolving credit facility, with a $10,000 letter of credit sub-line facility (the "Revolving Facility"), a $5,000 "first in last out" revolving credit facility (the "FILO Facility") and a $10,000 term loan facility (the "Term Loan Facility"). The total borrowing capacity under the Revolving Facility was based on a borrowing base, generally defined as 85% of the value of eligible accounts plus the lesser of (i) 70% of the value of eligible inventory or (ii) 85% of the net orderly liquidation value of eligible inventory, less reserves. The total borrowing capacity under the FILO Facility was based on a borrowing base, generally defined as a specified percentage of the value of eligible accounts that steps down over time, plus a specified percentage of the value of eligible inventory that steps down over time. As noted above, all obligations under the Revolving Facility and Term Loan Facility were repaid in connection with the Restated BofA Agreement and Term Loan Agreement described below. Loans under the FILO Facility were repaid April 21, 2018.

SUMMER INFANT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. DEBT (Continued)

        Term Loan Agreement.    On June 28, 2018, the Company and Summer Infant (USA), Inc., as borrowers, entered into a Term Loan and Security Agreement (the "Term Loan Agreement") with Pathlight Capital LLC, as agent, each lender from time to time a party to the Term Loan Agreement, and certain subsidiaries of the Company as guarantors, providing for a $17,500 term loan (the "Term Loan"). Proceeds from the Term Loan were used to satisfy existing debt, pay fees and transaction expenses associated with the closing of the Term Loan and may be used to pay obligations under the Term Loan Agreement, and for lawful corporate purposes, including working capital. The Term Loan is secured by a lien on certain assets of the Company, including a first priority lien on intellectual property, machinery and equipment, and a pledge of (i) 100% of the ownership interests of domestic subsidiaries and (ii) 65% of the ownership interests in certain foreign subsidiaries of the Company, and a junior lien on certain assets subject to the liens under the Restated BofA Agreement described above. The Term Loan matures on June 28, 2023. Summer Infant Canada Limited and Summer Infant Europe Limited, subsidiaries of the Company, are guarantors under the Term Loan Agreement.

        The principal of the Term Loan will be repaid, on a quarterly basis, in installments of $219, with the first installment paid on December 1, 2018, until paid in full on termination. The Term Loan bears interest at an annual rate equal to LIBOR, plus 9.0%. Interest payments are due monthly, in arrears. Obligations under the Term Loan Agreement are also subject to restrictions on prepayment and a prepayment penalty if the Term Loan is repaid prior to the third anniversary of the closing of the Term Loan.

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

        As of December 29, 2018, the interest rate on the Term Loan was 11.74%. The amount outstanding on the Term Loan at December 29, 2018 was $17,281.

        The refinancing transaction was evaluated to determine the proper accounting treatment for the transaction. Accordingly, debt extinguishment accounting was used to account for the prepayment of the prior term loan facility and to prepay two members of the lender group for the prior credit facility with Bank of America that did not continue in the amended and restated credit facility, resulting in the write off of $518 in remaining unamortized deferred financing costs for the twelve months ended December 29, 2018. Debt modification accounting was used for the remaining member of the lender group for the prior credit facility, resulting in remaining unamortized deferred financing costs of $675 and the new financing costs of $1,958 to be capitalized and amortized over the life of the new credit facility.

SUMMER INFANT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. DEBT (Continued)

        Aggregate maturities of bank debt related to the credit facility:

Fiscal Year ending:
2019	$875
2020	875
2021	875
2022	875
2023	44,411

Total	$47,911

        Unamortized debt issuance costs were $2,395 at December 29, 2018 and $1,127 at December 30, 2017, and are presented as a direct deduction of long-term debt on the consolidated balance sheets.

Sale-Leaseback

        On March 24, 2009, Summer Infant (USA), Inc., ("Summer USA") the Company's wholly owned subsidiary, entered into a definitive agreement with Faith Realty II, LLC, a Rhode Island limited liability company ("Faith Realty") (the owner of which is Jason Macari, the former Chief Executive Officer, former director of the Company, and current investor), pursuant to which Faith Realty purchased the corporate headquarters of the Company located at 1275 Park East Drive, Woonsocket, Rhode Island (the "Headquarters"), for $4,052 and subsequently leased the Headquarters back to Summer USA for an annual rent of $390 during the initial seven year term of the lease, payable monthly and in advance. The original lease was to expire on the seventh anniversary of its commencement. Mr. Macari had given a personal guarantee to secure the Faith Realty debt on its mortgage; therefore, due to his continuing involvement in the building transaction, the transaction had been recorded as a financing lease, with no gain recognition.

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

        On May 13, 2015, Summer USA entered into an amendment (the "Amendment") to its lease dated March 24, 2009 (the "Lease") with Faith Realty (the "Landlord"). Pursuant to the Amendment, (i) the initial term of the Lease was extended for two additional years, such that the initial term would end on March 31, 2018, and the term of the Lease could be extended at Summer USA's election for one additional term of three years (rather than five years) upon twelve months' prior notice, (ii) the annual rent for the last two years of the newly amended initial term was set at $429 and the annual rent for

SUMMER INFANT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. DEBT (Continued)

the extension period, if elected, was set at $468 and (iii) the Landlord agreed to provide an aggregate improvement allowance of not more than $78 for the newly amended initial term, to be applied against Summer USA's monthly rent, and an additional improvement allowance of $234 for the extension term, if elected, to be applied against Summer USA's monthly rent during such extension term. The Amendment was reviewed and approved by the audit committee because it was a related party transaction.

        On January 22, 2018, Summer USA entered into a second amendment (the "Second Amendment") to the Lease. Pursuant to the Second Amendment, (i) the term of the Lease was extended to March 31, 2021, with no further rights of extension, (ii) the annual rent for the last three years of the newly amended term was set at $468, (iii) Summer USA no longer has the option to purchase the property subject to the Lease and (iv) the Landlord and Summer USA agreed to certain expenses, repairs and modifications to the property that is subject to the Lease. The Second Amendment was reviewed and approved by the audit committee because it was a related party transaction.

        At December 29, 2018, approximately $406 of the lease obligation was included in accrued expenses, with the balance of approximately $2,164 included in other liabilities, in the accompanying consolidated balance sheet. This obligation is reduced each month (along with a charge to interest expense) as the rent payment is made to Faith Realty.

        Approximate future minimum sale-leaseback payments due under the lease is as follows:

Fiscal Year Ending:
2019	468
2020	468
2021	117

Total	$1,053

6. INCOME TAXES

        In December 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act") that significantly revised the U.S. tax code effective January 1, 2018 by, among other things, lowering the corporate income tax rate from a top marginal rate of 35% to a flat 21%, limiting deductibility of interest expense and performance based incentive compensation and implementing a territorial tax system. As a result of the Tax Act in the fiscal quarter ending December 29, 2018 the Company has non-deductible interest for tax purposes resulting in a deferred tax asset in the amount of $933. The Company recorded a valuation allowance on the value of this deferred tax asset of $933 until such time as it becomes more likely than not that this asset will be recognized. In the fiscal quarter ending December 30, 2017, the Company recorded a tax or "toll charge" of $734 on previously unremitted earnings of foreign subsidiaries, a write-down of $882 related to foreign tax credits and a write-down of the value of our deferred tax assets of $115 which was a result of the change in federal tax rates from 35% to 21%.

SUMMER INFANT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. INCOME TAXES (Continued)

        The provision (benefit) for income taxes is summarized as follows:

	Fiscal 2018	Fiscal 2017
Current:
Federal	$—	$—
Foreign	(382)	256
State and local	11	5

Total current	(371)	261
Deferred:
Federal	$114	$1,631
Foreign	(109)	175
State and local	(198)	105

Total deferred	(193)	1,911

Total provision (benefit)	$(564)	$2,172

        The tax effects of temporary differences that comprise the deferred tax liabilities and assets are as follows:

	December 29, 2018	December 30, 2017
Deferred tax assets:
Accounts receivable	$43	$7
Inventory and Unicap reserve	492	477
Interest deduction limitation	933	—
Research and development credit, foreign tax credit and net operating loss carry-forward	6,553	6,338

Total deferred tax assets	8,021	6,822

Deferred tax liabilities:
Intangible assets and other	(1,834)	(1,905)
Property, plant and equipment	(42)	(193)

Total deferred tax liabilities	(1,876)	(2,098)
Valuation allowance	(4,018)	(2,789)

Deferred tax liabilities and valuation allowance	(5,894)	(4,887)

Net deferred income tax asset	$2,127	$1,935

SUMMER INFANT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. INCOME TAXES (Continued)

        The following reconciles the benefit for income taxes at the U.S. federal income tax statutory rate to the benefit in the consolidated financial statements:

	Fiscal 2018	Fiscal 2017
Tax benefit at statutory rate	$(1,014)	$(26)
State income taxes, net of U.S. federal income tax benefit	(147)	87
Adjustment to uncertain tax position	(325)	(16)
Stock options	46	52
Foreign tax rate differential	108	(14)
Tax credits	(515)	(172)
Non-deductible expenses	158	315
Foreign repatriation/toll tax	—	734
Increase in valuation allowance	1,229	882
Foreign dividends/section 956	—	86
Tax rate changes	—	115
Other	(104)	129

Total benefit	$(564)	$2,172

        As of December 29, 2018, the Company had approximately $4,758 of US federal and state net operating loss carry forwards (or "NOLs") to offset future federal taxable income. The federal NOL will begin to expire in 2031 and the state NOL began to expire in 2018. The Company also has approximately $1,043, $432, $2,823, $415, and $1,134 of NOLs in Canada, Australia, Israel, Asia, and the United Kingdom, which can be carried forward indefinitely.

        Authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported, if based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all evidence, including the Company's past earnings history and future earnings forecast, management has determined that a valuation allowance in the amount of $2,290 relating to certain state tax credits and foreign NOLs is necessary at December 29, 2018 and $1,907 at December 30, 2017. Due to the Tax Act, the Company determined a valuation allowance in the amount of $1,728 at December 29, 2018 and $882 at December 30, 2017 relating to interest deduction limitations and foreign tax credits was necessary.

        A summary of the Company's adjustment to its uncertain tax positions in fiscal years ended December 29, 2018 and December 30, 2017 are as follows:

	December 29, 2018	December 30, 2017
Balance, at beginning of the year	$325	$341
Increase for tax positions related to the current year	—	—
Increase for tax positions related to prior years	—	—
Increase for interest and penalties	—	13
Decrease for lapses of statute of limitations	(325)	(29)

Balance, at end of year	$0	$325

SUMMER INFANT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. INCOME TAXES (Continued)

        The unrecognized tax benefits mentioned above include an aggregate of $65 of accrued interest and penalty balances related to uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. An increase in accrued interest and penalty charges of approximately $13, net of federal tax expense, was recorded as a tax expense during the prior fiscal year. The entire balance of $325 was reversed as of the year-ended December 29, 2018 due to lapse of statute of limitations.

        The Company is subject to U.S. federal income tax, as well as to income tax of multiple state and foreign tax jurisdictions. On a global basis, the open tax years subject to examination by major taxing jurisdictions in which the Company operates is between two to six years.

7. SHARE BASED COMPENSATION

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

        Under the 2012 Plan, awards may be granted to participants in the form of non-qualified stock options, incentive stock options, restricted stock, deferred stock, restricted stock units and other stock-based awards. Subject to the provisions of the plans, awards may be granted to employees, officers, directors, advisors and consultants who are deemed to have rendered or are able to render significant services to the Company or its subsidiaries and who are deemed to have contributed or to have the potential to contribute to the Company's success. The Company accounts for options under the fair value recognition standard. The application of this standard resulted in share-based compensation expense for the twelve months ended December 29, 2018 and December 30, 2017 of $523 and $494, respectively. Share based compensation expense is included in selling, general and administrative expenses.

        As of December 29, 2018, there are 868,655 shares available to grant under the 2012 Plan.

  Stock Options

        The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the table below. The Company uses the simplified method to estimate the expected term of the options for grants of "plain vanilla" stock options as prescribed by the Securities and Exchange Commission. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Share-based compensation expense recognized in the consolidated financial statements in fiscal 2018 and 2017 is based on awards that are ultimately expected to vest.

SUMMER INFANT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. SHARE BASED COMPENSATION (Continued)

        The following table summarizes the weighted average assumptions used for options granted during the fiscal years ended December 29, 2018 and December 30, 2017.

	Fiscal 2018	Fiscal 2017
Expected life (in years)	4.9	4.9
Risk-free interest rate	2.7%	1.9%
Volatility	64.1%	71.4%
Dividend yield	0%	0.0%
Forfeiture rate	23.2%	22.6%

        The weighted-average grant date fair value of options granted during the year ended December 29, 2018 was $0.55 per share. The weighted-average grant date fair value of options granted during the year ended December 30, 2017 was $1.16 per share.

        A summary of the status of the Company's options as of December 29, 2018 and changes during the year then ended is presented below:

	Number Of Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	1,052,026	$2.32
Granted	375,240	$0.99
Exercised	20,550	$1.21
Canceled or expired	298,693	$1.94

Outstanding at end of year	1,108,023	$2.00

Options exercisable at December 29, 2018	568,513	$2.48

        Outstanding stock options vested and expected to vest as of December 29, 2018 is 955,014. The intrinsic value of options exercised totaled was $2 and $3 for the fiscal years ended December 29, 2018 and December 30, 2017, respectively.

        The following table summarizes information about stock options at December 29, 2018:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Remaining Contractual Life	Weighted Average Exercise Price
$0.81 - $1.00	189,000	9.4	$0.84	0
$1.01 - $1.50	199,140	8.5	$1.26	126,065	8.6	$1.22
$1.51 - $2.00	462,000	7.6	$1.89	224,750	7.2	$1.86
$2.01 - $4.00	199,563	6.2	$2.69	159,378	5.9	$2.78
$4.01 - $8.00	58,320	2.2	$6.75	58,320	2.2	$6.75

	1,108,023	7.6	$2.00	568,513	6.6	$2.48

        The aggregate intrinsic value of options outstanding and exercisable at December 29, 2018 and December 30, 2017 are $0 and $5, respectively. As of December 29, 2018, there was approximately

SUMMER INFANT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. SHARE BASED COMPENSATION (Continued)

$235 of unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.3 years.

  Restricted Stock Awards

        Restricted stock awards require no payment from the grantee. The related compensation cost of each award is calculated using the market price on the grant date and is expensed equally over the vesting period. A summary of restricted stock awards made in the year ended December 29, 2018, is as follows:

	Number of Shares	Grant Date Fair Value
Non-vested restricted stock awards as of December 30, 2017	331,516	$1.88
Granted	188,000	$1.27
Vested and released	173,391	$1.52
Forfeited	74,150	$1.78

Non-vested restricted stock awards as of December 29, 2018	271,975	$1.75

        As of December 29, 2018, there was approximately $236 of unrecognized compensation cost related to non-vested stock compensation arrangements granted under the Company's stock incentive plan for restricted stock awards. That cost is expected to be recognized over the next 2.4 years.

  Restricted Stock Units

        On July 13, 2016, the Company granted 100,000 performance-based RSUs to its new Chief Executive Officer. The RSUs represented the right to receive shares of the Company's common stock upon achievement of specified performance metrics and only vested if such performance metrics were achieved for fiscal year 2017 and fiscal year 2018. The RSUs expire if the performance metrics are not achieved or if employment is terminated. As the performance metrics have not been achieved, the RSUs have expired and the Company did not recognize any compensation expense in fiscal 2018 and 2017 related to this award.

8. PROFIT SHARING PLAN

        Summer Infant (USA), Inc. maintains a defined contribution salary deferral plan under Section 401(k) of the Internal Revenue Code. All employees who meet the plan's eligibility requirements can participate. Employees may elect to make contributions up to federal limitations. In 2007, the Company adopted a matching plan which was further amended in 2013, and which was funded throughout the year. For the years ended December 29, 2018 and December 30, 2017, the Company recorded 401(k) matching expense of $380 and $386, respectively.

9. MAJOR CUSTOMERS

        Sales to the Company's top seven customers together comprised approximately 77% of our sales in fiscal 2018 and 77% of our sales in fiscal 2017. Of these customers, three generated more than 10% of sales for fiscal 2018: Amazon.com (23%), Walmart (23%), and Target (16%). In fiscal 2017, four

SUMMER INFANT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. MAJOR CUSTOMERS (Continued)

customers generated more than 10% of sales: Amazon.com (25%), Babies R Us/Toys R Us (17%), Walmart (16%), and Target (11%).

10. COMMITMENTS AND CONTINGENCIES

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

        Summer Infant (USA) Inc. entered into a 72 month lease in September 2010 for warehouse space under a non-cancelable operating lease agreement. The Company is obligated to pay certain common area maintenance charges including insurance and utilities. The lease was extended in 2015 and now expires in September 2021. Monthly payments were $175 in fiscal 2018 and escalate to $186 over the remaining life of the lease.

        During November 2017, Summer Infant Asia entered into a two year office lease which requires monthly payments of $10 through 2019.

        Approximate future minimum rental payments due under these leases are as follows(a):

Fiscal Year Ending:
2019	$2,627
2020	2,556
2021	2,048
2022	323
2023 and beyond	154

Total	$7,708

(a)
Amounts exclude payments for sales-leaseback transaction as described in Note 5.

SUMMER INFANT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. COMMITMENTS AND CONTINGENCIES (Continued)

        Rent expense (excluding taxes, fees and other charges) for the years ended December 29, 2018 and December 30, 2017 totaled approximately $2,736 and $2,654, respectively.

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

        The following is a table that presents net revenue by geographic area:

	For the fiscal year ended
	December 29, 2018	December 30, 2017
United States	$145,534	$157,159
All Other	28,085	32,710

	$173,619	$189,869

        The following is a table that presents total assets by geographic area:

	December 29, 2018	December 30, 2017
United States	$82,631	$82,851
All Other	11,585	15,179

	$94,216	$98,030

SUMMER INFANT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. GEOGRAPHICAL INFORMATION (Continued)

        The following is a table that presents total long lived assets by geographic area:

	December 29, 2018	December 30, 2017
United States	$23,165	$22,763
All Other	2,044	2,961

	$25,209	$25,724

12. SUBSEQUENT EVENTS

        The Company has evaluated all events or transactions that occurred after December 29, 2018 through the date of this Annual Report on Form 10-K. No subsequent event disclosures are required.