Form 10-K/A
period 2018-12-29
Summer Infant, Inc.
filed 2019-03-22
CIK 1314772

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer a smaller reporting company, or emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

         The number of shares issued and outstanding of the registrant's common stock as of February 19, 2019 was 18,820,602 (excluding unvested restricted shares that have been issued to employees).

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Proxy Statement for its 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

 EXPLANATORY NOTE

        This Amendment No. 1 to Annual Report on Form 10-K (the "Amendment") amends our previously filed Annual Report on Form 10-K for the fiscal year ended December 29, 2018, filed with the Securities and Exchange Commission on February 20, 2019 (the "Form 10-K"). This amendment is being filed solely to correct certain clerical errors on the cover page of the Form 10-K, including to correct the number of shares of common stock outstanding as of February 19, 2019.

        This Amendment includes new certifications by our Principal Executive Officer and Principal Financial Officer as exhibits 31.1, 31.2, 32.1 and 32.2. Except as expressly set forth above, this Amendment does not, and does not purport to, amend, update or restate the information in any other item of the Form 10-K or reflect any events that have occurred after the filing of the Form 10-K. This Amendment consists solely of the amended cover page, this explanatory note, the signature page and the certifications and XBRL required to be filed as exhibits hereto.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(b)
Exhibits

        The exhibits listed in the "Index to Exhibits" below are filed as part of this Amendment No. 1 to Annual Report on Form 10-K.

 Index to Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 22nd day of March 2019.

SUMMER INFANT, INC.
By:	/s/ MARK MESSNER Mark Messner, Chief Executive Officer (Principal Executive Officer)
By:	/s/ PAUL FRANCESE Paul Francese, Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

EXPLANATORY NOTE
PART IV
  Item 15. Exhibits and Financial Statement Schedules
Index to Exhibits
SIGNATURES