Form 10-Q
period 2019-03-30
Summer Infant, Inc.
filed 2019-05-07
CIK 1314772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 30, 2019

☐         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to

Commission file number: 001-33346

Summer Infant, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-1994619
(State or other jurisdiction	(IRS Employer Identification No.)
of incorporation or organization)

1275 Park East Drive
Woonsocket, RI 02895	(401) 671-6550
(Address of principal executive offices) (Zip Code)	(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001	SUMR	Nasdaq Capital Market

As of May 3, 2019, there were 18,853,727 shares outstanding of the registrant’s Common Stock, $0.0001 par value per share.

Summer Infant, Inc.

Form 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.                                                Condensed Consolidated Financial Statements (unaudited)

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

Note that all amounts presented in the table below are in thousands of U.S. dollars, except share and par value amounts.

	(Unaudited)
	March 30, 2019	December 29, 2018
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$916	$721
Trade receivables, net of allowance for doubtful accounts	34,624	31,223
Inventory, net	34,033	36,066
Prepaid and other current assets	1,318	997
TOTAL CURRENT ASSETS	70,891	69,007
Property and equipment, net	9,717	9,685
Other intangible assets, net	13,179	13,300
Right to use assets, noncurrent	5,915	—
Deferred tax assets, net	2,139	2,127
Other assets	98	97
TOTAL ASSETS	$101,939	$94,216

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$23,132	$28,120
Accrued expenses	7,766	8,939
Lease liabilities, current	2,300	—
Current portion of long term debt	875	875
TOTAL CURRENT LIABILITIES	34,073	37,934
Long-term debt, less current portion and unamortized debt issuance costs	53,313	44,641
Lease liabilities, noncurrent	4,205	—
Other liabilities	2,263	2,371
TOTAL LIABILITIES	93,854	84,946

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.0001 par value, 1,000,000 authorized, none issued or outstanding at March 30, 2019 and December 29, 2018, respectively	—	—
Common Stock $0.0001 par value, authorized, issued and outstanding of 49,000,000, 19,125,376, and 18,853,727 at March 30, 2019 and 49,000,000, 19,092,251, and 18,820,602 at December 29, 2018, respectively	2	2
Treasury Stock at cost (271,649 shares at March 30, 2019 and December 29, 2018)	(1,283)	(1,283)
Additional paid-in capital	77,444	77,396
Accumulated deficit	(65,283)	(63,885)
Accumulated other comprehensive loss	(2,795)	(2,960)
TOTAL STOCKHOLDERS’ EQUITY	8,085	9,270
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$101,939	$94,216

See notes to condensed consolidated financial statements

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

Note that all amounts presented in the table below are in thousands of U.S. dollars, except share and per share amounts.

	(Unaudited)
	For the Three Months Ended
	March 30, 2019	March 31, 2018
Net sales	$42,538	$42,055
Cost of goods sold	29,088	28,463
Gross profit	13,450	13,592
General and administrative expenses	9,379	12,588
Selling expense	3,353	2,678
Depreciation and amortization	937	1,001
Operating loss	(219)	(2,675)
Interest expense, net	1,249	773
Loss before income taxes	(1,468)	(3,448)
Benefit for income taxes	(70)	(741)
NET LOSS	$(1,398)	$(2,707)
Net loss per share:
BASIC	$(0.07)	$(0.15)
DILUTED	$(0.07)	$(0.15)
Weighted average shares outstanding:
BASIC	18,833,154	18,649,415
DILUTED	18,833,154	18,649,415

See notes to condensed consolidated financial statements.

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

Note that all amounts presented in the table below are in thousands of U.S. dollars.

	(Unaudited)
	For The Three Months Ended
	March 30, 2019	March 31, 2018
Net loss	$(1,398)	$(2,707)
Other comprehensive income (loss):
Changes in foreign currency translation adjustments	165	(52)

Comprehensive loss	$(1,233)	$(2,759)

See notes to condensed consolidated financial statements.

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Note that all amounts presented in the table below are in thousands of U.S. dollars.

	(Unaudited)
	For the three months ended
	March 30, 2019	March 31, 2018
Cash flows from operating activities:
Net loss	$(1,398)	$(2,707)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	904	1,010
Stock-based compensation expense	48	99
Provision for allowance for doubtful accounts	9	2,355
Changes in assets and liabilities:
(Increase) decrease in trade receivables	(3,198)	4,834
Decrease in inventory	2,273	5,019
(Increase) in right of use assets	(5,918)	—
Increase in lease liability	6,509	—
Increase in prepaids and other assets	(313)	(862)
Decrease in accounts payable and accrued expenses	(6,435)	(6,084)
Net cash (used in) provided by operating activities	(7,519)	3,664
Cash flows from investing activities:
Acquisitions of property and equipment	(748)	(767)
Acquisitions of intangible assets	(64)	—
Net cash used in investing activities	(812)	(767)
Cash flows from financing activities:
Repayment of Prior Term Loan Facility	—	(500)
Repayment of Term Loan Facility	(219)	—
Net (repayments) borrowings on revolving facilities	8,891	(2,571)
Net cash provided by (used in) financing activities	8,672	(3,071)
Effect of exchange rate changes on cash and cash equivalents	(146)	305
Net increase in cash and cash equivalents	195	131
Cash and cash equivalents, beginning of period	721	681
Cash and cash equivalents, end of period	$916	$812
Supplemental disclosure of cash flow information:
Cash paid for interest	$986	$560
Cash paid for income taxes	$3	$—

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Stockholders’ Equity

Note that all amounts presented in the table below are in thousands of U.S. dollars, except share and per share data.

	Common Stock		Additional Paid in	Treasury	Retained	Accumulated Comprehensive	Total
	Shares	Amount	Capital	Stock	Earnings	Loss	Equity
Balance at December 30, 2017	18,629,737	$2	$76,848	$(1,283)	$(59,634)	$(2,291)	$13,642
Issuance of common stock upon vesting of restricted shares	55,500
Stock-based compensation			99				99
Net loss for the year					(2,707)		(2,707)
Foreign currency translation adjustment						(52)	(52)
Balance at March 31, 2018	18,685,237	$2	$76,947	$(1,283)	$(62,341)	$(2,343)	$10,982
Balance at December 29, 2018	18,820,602	$2	$77,396	$(1,283)	$(63,885)	$(2,960)	$9,270
Issuance of common stock upon vesting of restricted shares	33,125
Stock-based compensation			48				48
Net loss for the period					(1,398)		(1,398)
Foreign currency translation adjustment						165	165
Balance at March 30, 2019	18,853,727	$2	$77,444	$(1,283)	$(65,283)	$(2,795)	$8,085

See notes to condensed consolidated financial statements.

SUMMER INFANT, INC.  AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.                                      BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The Company designs, markets and distributes branded juvenile health, safety and wellness products that are sold globally to large national retailers as well as independent retailers, primarily in North America. The Company currently markets its products in several product categories including safety, nursery, monitoring, and baby gear. Most products are sold under our core brand names of Summer™, SwaddleMe®, and Born Free®. When used herein, the terms the “Company,” “we,” “us,” and “our” mean Summer Infant, Inc. and its consolidated subsidiaries.

Basis of Presentation and Principles of Consolidation

The accompanying interim, condensed consolidated financial statements of the Company are unaudited, but in the opinion of management, reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results for the interim periods. Accordingly, they do not include all information and notes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. The results of operations for interim periods are not necessarily indicative of results to be expected for the entire fiscal year or any other period. The balance sheet at December 29, 2018 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes for the year ended December 29, 2018 included in its Annual Report on Form 10-K filed with the SEC on February 20, 2019, as amended on March 22, 2019.

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

Revenue Recognition

The Company recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects to receive in exchange for the goods or services.

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

A transaction price is the amount of consideration the Company expects to receive under the arrangement. The Company is required to estimate variable consideration (if any) and to factor that estimation into the determination of the transaction price. The Company conducts its business with customers through valid purchase or sales orders each of which is considered a separate contract because individual orders are not interdependent on one another. Product transaction prices on a purchase or sale order are discrete and stand-alone. Purchase or sales orders may be issued under either a customer master service agreement or a reseller allowance agreement. Purchase or sales orders, master service agreements, and reseller allowance agreements which are specific and unique to each customer, may include product price discounts, markdown allowances, return allowances, and/or volume rebates which reduce the consideration due from customers. Variable consideration is estimated using the most likely amount method, which is based on our historical experience as well as current information such as sales forecasts.

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

Changes in the allowance for doubtful accounts are as follows:

	For the three months ended
	March 30, 2019	March 31, 2018
Allowance for doubtful accounts, beginning of period	$304	$1,622
Charges to costs and expenses, net	9	2,355
Account write-offs	—	—
Allowance for doubtful accounts, end of period	$313	$3,977

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

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in the Company’s condensed consolidated balance sheets.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company’s uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

The components of a lease should be split into three categories: lease components (e.g., land, building, etc.), non-lease components (e.g., common area maintenance, maintenance, consumables, etc.), and non-components (e.g., property taxes, insurance, etc.). Then the fixed and in-substance fixed contract consideration (including any related to non-components) must be allocated based on fair values to the lease components and non-lease components. Although separation of lease and non-lease components is required, certain practical expedients are available to entities. Entities electing the practical expedient would not separate lease and non-lease components. Rather, they would account for each lease component and the related non-lease component together as a single component. The Company’s facilities operating leases have lease and non-lease components to which the Company has elected to apply the practical expedient and account for each lease component and related non-lease component as one single component. The lease component results in a right-of-use asset being recorded on the balance sheet. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

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

The Company utilized the discrete method of accounting for income taxes in the U.S. for the three months ended March 30, 2019 as it believes the discrete method results in a more accurate representation of the income tax benefit for the quarter.

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

Net Loss Per Share

Basic loss per share for the Company is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share includes the dilutive impact of outstanding stock options and unvested restricted shares.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 requires lessees to recognize most leases on their balance sheet as a right-of-use asset and a lease liability. Leases are classified as either operating or finance, and classification is based on criteria similar to past lease accounting, but without explicit bright lines. In July 2018, the FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases” (“ASU 2018-10”), which provides narrow amendments to clarify how to apply certain aspects of the new lease standard, and ASU No. 2018-11, “Leases (Topic 842) — Targeted Improvements” (ASU 2018-11), which addresses implementation issues related to the new lease standard. The guidance became effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years.

The Company adopted the standard on the effective date of December 31, 2018 by applying the new lease requirements at the effective date. The Company also elected the package of practical expedients permitted under the transition guidance within the new standard, which, among other things, allows the Company to carry forward the historical lease classification. The impact of the adoption of ASC 842 on the condensed consolidated balance sheet was an increase approximately $6,411 million in assets and an increase of $7,037 million of liabilities for the recognition of right-of-use assets and lease liabilities. The adoption of ASU 2016-02 was immaterial to the condensed consolidated results of operations and cash flows.

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

The following is a table that presents net sales by geographical area:

	For the three months ended
	March 30, 2019	March 31, 2018
United States	$36,236	$35,091
All Other	6,302	6,964
Net Sales	$42,538	$42,055

All Other consists of Canada, Europe, South America, Mexico, Asia, and the Middle East.

Contract Balances

The Company does not have any contract assets such as work-in-process or contract liabilities such as customer advances. All trade receivables on the Company’s condensed consolidated balance sheet are from contracts with customers.

Contract Costs

Costs incurred to obtain a contract are capitalized unless short term in nature. As a practical expedient, costs to obtain a contract that are short term in nature are expensed as incurred. All contract costs incurred in the three months ended March 30, 2019 and three months ended March 31, 2018 fall under the provisions of the practical expedient and have therefore been expensed.

3.                                      DEBT

Credit Facilities

Bank of America Credit Facility.  On June 28, 2018, the Company and Summer Infant (USA), Inc., as borrowers, entered into a Second Amended and Restated Loan and Security Agreement with Bank of America, N.A., as agent, the financial institutions party to the agreement from time to time as lenders, and certain subsidiaries of the Company as guarantors (as amended, the “Restated BofA Agreement”). The Restated BofA Agreement replaced the Company’s prior credit facility with Bank of America, and provides for a $60,000, asset-based revolving credit facility, with a $5,000 letter of credit sub-line facility. The total borrowing capacity is based on a borrowing base, which is defined as 85% of eligible receivables plus the lesser of (i) 70% of the value of eligible inventory or (ii) 85% of the net orderly liquidation value of eligible inventory, less applicable reserves. The scheduled maturity date of loans under the Restated BofA Agreement is June 28, 2023 (subject to customary early termination provisions).  On March 25, 2019, the Company and Summer Infant (USA), Inc., as borrowers, entered into Amendment No. 1 to the Second Amended and Restated Loan and Security Agreement that modified the definitions of Capital Lease, EBITDA, Eligible Account and Revolver Borrowing Base in the Restated BofA Agreement in order to account for FASB mandated changes to lease accounting standards and provide additional financing flexibility to the Company.

All obligations under the Restated BofA Agreement are secured by substantially all the assets of the Company, including a first priority lien on accounts receivable and inventory and a junior lien on certain assets subject to the term loan lender’s first priority lien described below. Summer Infant Canada Limited and Summer Infant Europe Limited, subsidiaries of the Company, are guarantors under the Restated BofA Agreement. Proceeds from the loans were used to satisfy existing debt, pay fees and transaction expenses associated with the closing of the Restated BofA Agreement and may be used to pay obligations under the Restated BofA Agreement, and for lawful corporate purposes, including working capital.

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

The Restated BofA Agreement also contains customary events of default, including a cross default with the Term Loan Agreement or the occurrence of a change of control. In the event of a default, all of the obligations of the Company and its subsidiaries under the Restated BofA Agreement may be declared immediately due and payable. For certain events of default relating to insolvency and receivership, all outstanding obligations become due and payable.

As of March 30, 2019, under the Restated BofA Agreement, the rate on base-rate loans was 6.50% and the rate on LIBOR-rate loans was 4.625%. The amount outstanding on the Restated BofA Agreement at March 30, 2019 was $39,544. Total borrowing capacity at March 30, 2019 was $46,032 and borrowing availability was $6,488.

Prior to entering into the Restated BofA Agreement, the Company and Summer Infant (USA), Inc. were parties to an amended and restated loan and security agreement with Bank of America, N.A., as agent, which provided for an asset-based credit facility (the “Prior Credit Facility”). The Prior Credit Facility consisted of a $60,000 asset-based revolving credit facility, with a $10,000 letter of credit sub-line facility (the “Revolving Facility”), a $5,000 “first in last out” revolving credit facility (the “FILO Facility”) and a $10,000 term loan facility (the “Term Loan Facility”). The total borrowing capacity under the Revolving Facility was based on a borrowing base, generally defined as 85% of the value of eligible accounts plus the lesser of (i) 70% of the value of eligible inventory or (ii) 85% of the net orderly liquidation value of eligible inventory, less reserves. The total borrowing capacity under the FILO Facility was based on a borrowing base, generally defined as a specified percentage of the value of eligible accounts that steps down over time, plus a specified percentage of the value of eligible inventory that stepped down over time. As noted above, all obligations under the Revolving Facility and Term Loan Facility were repaid in connection with the Restated BofA Agreement and Term Loan Agreement described below. Loans under the FILO Facility were repaid April 21, 2018.

Term Loan Agreement.  On June 28, 2018, the Company and Summer Infant (USA), Inc., as borrowers, entered into a Term Loan and Security Agreement (as amended, the “Term Loan Agreement”) with Pathlight Capital LLC, as agent, each lender from time to time a party to the Term Loan Agreement, and certain subsidiaries of the Company as guarantors, providing for a $17,500 term loan (the “Term Loan”). Proceeds from the Term Loan were used to satisfy existing debt, pay fees and transaction expenses associated with the closing of the Term Loan and may be used to pay obligations under the Term Loan Agreement, and for lawful corporate purposes, including working capital. The Term Loan is secured by a lien on certain assets of the Company, including a first priority lien on intellectual property, machinery and equipment, and a pledge of (i) 100% of the ownership interests of domestic subsidiaries and (ii) 65% of the ownership interests in certain foreign subsidiaries of the Company, and a junior lien on certain assets subject to the liens under the Restated BofA Agreement described above. The Term Loan matures on June 28, 2023. Summer Infant Canada Limited and Summer Infant Europe Limited, subsidiaries of the Company, are guarantors under the Term Loan Agreement.  On March 25, 2019, the Company and Summer Infant (USA), Inc., as borrowers, entered into Amendment No. 1 to the Term Loan and Security Agreement that modified definitions consistent with the amendment of the Restated BofA Agreement and also modified the IP Advance Rate Reduction Amount definition in order to provide additional financing flexibility to the Company.

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

The Term Loan Agreement contains customary affirmative and negative covenants that are substantially the same as the Restated BofA Agreement. In addition, if availability falls below a specified amount, then the Company must maintain a fixed charge coverage ratio at the end of each fiscal month of at least 1.0 to 1.0 for the twelve-month period then ended. The Term Loan Agreement also contains events of default, including a cross default with the Restated BofA Agreement or the occurrence of a change of control. In the event of a default, all of the obligations of the Company and its subsidiaries under the Term Loan Agreement may be declared immediately due and payable. For certain events of default relating to insolvency and receivership, all outstanding obligations become due and payable.

As of March 30, 2019, the interest rate on the Term Loan was 11.63%. The amount outstanding on the Term Loan at March 30, 2019 was $17,062.

Aggregate maturities of bank debt related to the Restated BofA Agreement and the Term Loan Agreement:

Fiscal Year ending:
2019	656
2020	875
2021	875
2022	875
2023 and thereafter	$53,325
Total	$56,606

Unamortized debt issuance costs were $2,418 at March 30, 2019 and $2,395 at December 29, 2018, and are presented as a direct deduction of long-term debt on the consolidated balance sheets.

4.                                      INTANGIBLE ASSETS

Intangible assets consisted of the following:

	March 30,	December 29,
	2019	2018

Brand names	$11,819	$11,819
Patents and licenses	3,830	3,766
Customer relationships	6,946	6,946
Other intangibles	1,882	1,882
	24,477	24,413
Less: Accumulated amortization	(11,298)	(11,113)
Intangible assets, net	$13,179	$13,300

The amortization period for the majority of the intangible assets ranges from 5 to 20 years for those assets that have an estimated life; certain of the assets have indefinite lives (brand names). Total of intangibles not subject to amortization amounted to $8,400 as of March 30, 2019 and December 29, 2018.

5.                                      COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space and distribution centers primarily related to its Riverside California, Canada, United Kingdom, and Hong Kong operations.  In connection with these leases, there were no cash incentives from the landlord to be used for the construction of leasehold improvements within the facility. Our headquarters in Woonsocket, Rhode Island continues to be accounted for as a sale-leaseback lease.

The Company identified and assessed the following significant assumptions in recognizing the right-of-use asset and corresponding liabilities:

•                  Expected lease term — The expected lease term includes both contractual lease periods and, when applicable, cancelable option periods when it is reasonably certain that the Company would exercise such options. These  leases have remaining lease terms between 7 months and 4 years. The Riverside lease has two 5-year extension options that have not been included in the lease term. The Canada lease has one 5-year extension option  that has also not been included in the lease term.

•                  Incremental borrowing rate — The Company’s lease agreements do not provide an implicit rate. As the Company does not have any external borrowings for comparable terms of its leases, the Company estimated the incremental borrowing rate based on secured borrowings available to the Company for the next 5 years. This is the rate the Company would have to pay if borrowing on a collateralized basis over a similar term in an amount equal to the lease payments in a similar economic environment.

•                  Lease and non-lease components — In certain cases the Company is required to pay for certain additional charges for operating costs, including insurance, maintenance, taxes, and other costs incurred, which are billed based on both usage and as a percentage of the Company’s share of total squared footage. The Company determined that these costs are non-lease components and they are not included in the calculation of the lease liabilities because they are variable. Payments for these variable, non-lease components are considered variable lease costs and are recognized in the period in which the costs are incurred.

The components of the Company’s lease expense for the three months ended March 30, 2019 were as follows:

March 30, 2019
Operating lease cost	$623
Variable lease cost	362
Total lease cost	$985

Weighted-average remaining lease term	2.79 years
Weighted Average discount rate:	5.00%

Cash paid for amounts included in the measurement of the Company’s lease liabilities were $648 for the three months ended March 30, 2019.

As of March 30, 2019, the present value of maturities of the Company’s operating lease liabilities were as follows:

Fiscal Year Ending:
2019	$1,962
2020	2,546
2021	2,038
2022	314
2023	150
Thereafter	—
Less imputed interest	(505)
Total	$6,505

Prior to the adoption of ASU 2016-02 and for the three months ended March 31, 2018, the Company recognized rent expense on a straight-line basis over the lease period and recorded deferred rent expense for rent expense incurred but not yet paid. The Company also recorded deferred rent attributable to cash incentives received under its lease agreements which are amortized to rent expense over the lease term. During the three months ended March 31, 2018, the Company recognized total rent expense of $615.

Disclosures related to periods prior to adoption of the new lease standard:

Under ASC 840, approximate future minimum rental payments due under these leases as of December 29, 2018 were as follows:

Fiscal Year Ending:
2019	$2,627
2020	2,556
2021	2,048
2022	323
2023 and beyond	154
Total (a)	$7,708

(a)         Amounts exclude payments for sales-leaseback transaction of the Woonsocket headquarters.

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

Under the 2012 Plan, awards may be granted to participants in the form of non-qualified stock options, incentive stock options, restricted stock, deferred stock, restricted stock units and other stock-based awards. Subject to the provisions of the plans, awards may be granted to employees, officers, directors, advisors and consultants who are deemed to have rendered or are able to render significant services to the Company or its subsidiaries and who are deemed to have contributed or to have the potential to contribute to the Company’s success. The Company accounts for options under the fair value recognition standard. Share-based compensation expense for the three months ended March 30, 2019 and March 31, 2018 was $48 and $99, respectively. Share based compensation expense is included in general and administrative expenses.

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

As of March 30, 2019, there were 1,036,610 stock options outstanding and 205,700 unvested restricted shares outstanding.

During the three months ended March 30, 2019, the Company granted 9,000 stock options and 3,000 shares of restricted stock, respectively. The following table summarizes the weighted average assumptions used for stock options granted during the three  months ended March 30, 2019 and March 31, 2018.

	For the Three Months Ended March 30, 2019	For the Three Months Ended March 31, 2018
Expected life (in years)	4.8	4.9
Risk-free interest rate	2.5%	2.6%
Volatility	66.9%	64.2%
Dividend yield	0%	0%
Forfeiture rate	23.8%	23.2%

As of March 30, 2019, there were 891,663 shares available to grant under the 2012 Plan.

7.                                      WEIGHTED AVERAGE COMMON SHARES

Basic and diluted earnings or loss per share (“EPS”) is based upon the weighted average number of common shares outstanding during the period. Diluted weighted average number of common shares outstanding also included common stock equivalents such as stock options and restricted shares. The Company does not include the anti-dilutive effect of common stock equivalents in the calculation of dilutive common shares outstanding. The computation of diluted common shares for the three months ended March 30, 2019 excluded 1,036,610 stock options and 205,700 shares of restricted stock outstanding. The computation of diluted common shares for the three months ended March 31, 2018 excluded 1,151,830 stock options and 272,891 shares of restricted stock outstanding.

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

ITEM 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking information and statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All forward-looking statements included in this document are based on information available to us on the date hereof. It is important to note that our actual results could differ materially from those projected in such forward-looking statements contained in this Quarterly Report on Form 10-Q. These forward-looking statements include statements concerning our expectations regarding the impact of existing tariffs or new tariffs on the cost of our imported products and pricing of our products; the effectiveness of and expected savings from our cost reduction efforts; expected inventory levels; our business strategy and future growth and profitability; the impact of our re-branding and marketing strategy; our ability to deliver high quality, innovative products to the marketplace; our ability to maintain and build upon our existing customer and supplier relationships; our expected cash flow and liquidity for the next 12 months; and our ability to build awareness of our core brands. These statements are based on current expectations that involve numerous risks and uncertainties.  These risks and uncertainties include the concentration of our business with retail customers; liquidity problems or bankruptcy of our customers and their ability to pay us in a timely manner; our ability to introduce new products or improve existing products that satisfy consumer preferences; our ability to develop new or improved products in a timely and cost-efficient manner; our ability to compete with larger and more financially stable companies in our markets; our ability to comply with financial and other covenants in our debt agreements; our dependence on key personnel; our reliance on foreign suppliers and potential disruption in foreign markets in which we operate; increases in the cost of raw materials used to manufacture our products; compliance with safety and testing regulations for our products; product liability claims arising from use of our products; unanticipated tax liabilities; an impairment of other intangible assets; and other risks as detailed in our Annual Report on Form 10-K for the year ended December 29, 2018, as amended, this Quarterly Report on Form 10-Q and subsequent filings with the Securities and Exchange Commission. All these matters are difficult or impossible to predict accurately, many of which may be beyond our control. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate.

The following discussion is intended to assist in the assessment of significant changes and trends related to the results of operations and financial condition of our Company and our consolidated subsidiaries.  This Management’s Discussion and Analysis should be read together with the unaudited interim condensed consolidated financial statements and related notes included elsewhere in this filing and with our consolidated financial statements for the year ended December 29, 2018 included in our Annual Report on Form 10-K for the year ended December 29, 2018, as amended (“2018 Form 10-K”).

Note that all dollar amounts in this section are in thousands of U.S. dollars, except share and per share data.

Overview

We are an infant and juvenile products company originally founded in 1985 and have publicly traded on the Nasdaq Stock Market since 2007 under the symbol “SUMR.” We are a recognized authority in the juvenile industry, providing parents and caregivers a full range of innovative, high-quality, and high-value products to care for babies and toddlers. We seek to improve the quality of life of parents, caregivers, and babies through our product offerings, while at the same time maximizing shareholder value over the long term.

We operate in one principal industry segment across geographically diverse marketplaces, selling our products globally to large, national retailers as well as independent retailers, and on our partner’s websites, and our own direct to consumer websites. In North America, our customers include Amazon.com, Wal-Mart, Target, Buy Buy Baby, Home Depot, and Lowe’s. Our largest European-based customers are Argos and Amazon. We also sell through international distributors, representatives, and to select international retail customers in geographic locations where we do not have a direct sales presence.

In the first quarter of 2019, sales increased modestly as compared to the prior year period, indicating that we have made significant progress in offsetting lost sales from the bankruptcy of Toys R Us, Inc. (“TRU”), the parent company of a former major customer, Babies R Us, that originally filed for Bankruptcy in September 2017 and liquidated its U.S. assets in March 2018.  In the first quarter of 2019, we experienced growth across our major customers and certain product categories.  For the three months ended March 30, 2019, net sales increased 1.1% as compared to the prior period as former TRU business continued its migration to other channels. General and administrative expenses declined 25.5% as compared to the prior period due in great part to a $2,348 charge to increase the allowance for bad debt due to the TRU bankruptcy and subsequent liquidation in the first quarter of 2018.  Absent that charge, general and administrative expenses during the current period actually declined by $1,004, or 9.8% due to labor and other cost reduction actions taken in the first quarter and over the past year excluding severance charges. Net loss per diluted share for the quarter declined to $0.07 per share as compared to a net loss of $0.15 per share for the comparable prior period.

In the first quarter of 2019, we announced our new brand and product strategy, and are now doing business under the name SUMR Brands.  In March, the Company announced the launch of a new consumer brand, born free™, to strengthen our brand and product portfolio. We believe this “family of brands” approach better reflects our strategic vision and evolving consumer expectations, and we intend to leverage our brands, Summer™, SwaddleMe® and born free™, to cover multiple consumer demographics, retailers and channels.

In the first quarter of 2019, we also amended our existing credit facility with Bank of America and term loan with Pathlight Capital to modify certain definitions in these agreements and provide additional financing flexibility to the Company, as further described in Part II, Item 5.

While we are encouraged by our growth in the first quarter and look forward to our seasonally better quarters to come, we expect our results in 2019 and potentially thereafter to be impacted by the 10% tariff enacted in September 2018 on goods imported into the United States from China. The duration of these tariffs, and whether the tariffs may increase, is uncertain as the United States continues to engage in trade negotiations with China. We have initiated actions to mitigate the impact of the existing tariffs, including price increases and exploring alternative sources of supply outside of China. However, the increase in the cost of certain of our products as a result of the tariffs that is not offset by our mitigation efforts could have an adverse effect on our business, financial position, results of operations and cash flows.

Summary of Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates during the three months ended March 30, 2019 from our critical accounting policies and estimates disclosed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2018 Form 10-K except for the adoption of the new lease accounting rules in the first quarter of fiscal 2019 as noted in Note 1 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Results of Operations

	For the Three Months Ended
	(Unaudited)
	March 30, 2019	March 31, 2018
Net sales	$42,538	$42,055
Cost of goods sold	29,088	28,463
Gross profit	13,450	13,592
General and administrative expense	9,379	12,588
Selling expense	3,353	2,678
Depreciation and amortization	937	1,001
Operating loss	(219)	(2,675)
Interest expense, net	1,249	773
Loss before income taxes	(1,468)	(3,448)
Benefit for income taxes	(70)	(741)
Net loss	$(1,398)	$(2,707)

Three Months ended March 30, 2019 compared with Three Months ended March 31, 2018

Net sales increased 1.1% from $42,055 for the three months ended March 31, 2018 to $42,538 for the three months ended March 30, 2019. The increase was primarily a result of increased business across all of our major customers and certain product categories, including gates, potty, bath, and positioners, as former TRU business continued its migration to other channels. Sales to TRU totaled $2,954 for the three months ended March 31, 2018, the last quarter the company did business with TRU.

Cost of goods sold includes cost of the finished product from suppliers, duties on certain imported items, freight-in from suppliers, and miscellaneous charges. The components of cost of goods sold remained substantially the same for the quarter ended March 30, 2019 as compared to the quarter ended March 31, 2018.

Gross profit decreased 1.0% from $13,592 for the three months ended March 31, 2018 to $13,450 for the three months ended March 30 2019. Gross margin as a percent of net sales declined from 32.3% for the three months ended March 31, 2018 to 31.6% for the three months ended March 30, 2019. Gross margin dollars and percent declined primarily due to sales mix. Gate sales increased in the quarter in dollars and as a percent of sales which typically sell at lower margins than other product categories. In addition, tariffs and demurrage costs continued to negatively effect gross margins.

General and administrative expenses decreased 25.5% from $12,588 for the three months ended March 31, 2018 to $9,379 for the three months ended March 30, 2019.  General and administrative expenses decreased from 29.9% of net sales for the three months ended March 31, 2018 to 22.0% of net sales for the three months ended March 30, 2019.  The decline in dollars and as a percent of sales was attributable in great part to a $2,348 adjustment to increase allowance for bad debt due to the TRU bankruptcy in the three months ending March 31, 2018 that did not recur in the three months ending March 30, 2019. The decline was also attribuble to $1,004 of lower labor and other costs as a result of cost reduction actions taken in the three months ending March 30, 2019 and over the past fiscal year partially offset by $563 in severance costs in the first quarter of fiscal 2019 in comparison to $421 in the first quarter of fiscal 2018.

Selling expenses increased 25.2% from $2,678 for the three months ended March 31, 2018 to $3,353 for the three months ended March 30, 2019. Selling expenses also increased as a percent of net sales from 6.4% for the three months ended March 31, 2018 to 7.9% for the three months ended March 30, 2019. The increase in selling expense dollars and as a percent of sales was primarily attributable to increased cooperative advertisements and freight out costs this year as compared to the three months ended March 31, 2018 which included a larger component of direct import sales which do not incur cooperative advertisement and freight costs.

Depreciation and amortization decreased 6.4% from $1,001 for the three months ended March 31, 2018 to $937 for the three months ended March 30, 2019. The decrease in depreciation and amortization was primarily attributable to a reduction in capital investment over the past several years.

Interest expense increased 61.6% from $773 for the three months ended March 31, 2018 to $1,249 for the three months ended March 30, 2019.  Interest expense increased primarily as a result of higher debt levels, higher average interest rates under our new credit facilities, and the impact of Federal interest rate hikes over the past year.

For the three months ended March 31, 2018, we recorded a $741 tax benefit on $3,448 of pretax loss, reflecting an estimated 21.5% tax rate for the quarter. For the three months ended March 30, 2019, we recorded a $70 tax benefit for income taxes on $1,468 of pretax loss, reflecting an estimated 4.8% tax rate for the quarter. The tax rate for the three months ended March 30, 2019 included  a $313 discrete valuation allowance charge for nondeductible interest expense.

Liquidity and Capital Resources

We fund our operations and working capital needs through cash generated from operations and borrowings under our credit facilities.

In our typical operational cash flow cycle, inventory is purchased in U.S. dollars to meet expected demand plus a safety stock. Because the majority of our suppliers are based in Asia, inventory takes from three to four weeks to arrive from Asia to the various distribution points we maintain in the United States, Canada and the United Kingdom. Payment terms for these vendors are approximately 60-75 days from the date the product ships from Asia and therefore we are generally paying for the product a short time after it is physically received in the United States.  In turn, sales to customers generally have payment terms of 60-75 days, resulting in an accounts receivable and increasing the amount of cash required to fund working capital.  To bridge the gap between paying our suppliers and receiving payment from our customers for goods sold, we rely on our credit facilities.

The majority of our capital expenditures are for tools and molds related primarily to new product introductions. We receive indications from retailers near the middle of each year as to what products they will be taking into their product lines for the upcoming year. Based on these indications, we will then acquire the tools and molds required to build and produce the products. In most cases, the payments for the tools are spread out over a three to four month period.

For the three months ended March 30, 2019, net cash used in operating activities totaled $7,519 primarily due to the paydown of accounts payable from higher inventory purchased in the previous fiscal quarter in advance of a potential further increase in tariffs. We expect inventory to return to normal levels in the third fiscal quarter of 2019. Net cash provided by operating activities for the three months ended March 31, 2018 was $3,664 primarily due to reductions in accounts receivable and inventory.

For the three months ended March 30, 2019, net cash used in investing activities was approximately $812. For the three months ended March 31, 2018, net cash used in investing activities was $767.

Net cash provided by financing activities was approximately $8,672 for the three months ended March 30, 2019 and reflected borrowings on our credit facilities to fund inventory purchases and accounts receivable. We expect inventory to return to normal levels in the third fiscal quarter of 2019, resulting in lower borrowings and repayments on our credit facilities. Net cash used by financing activities was approximately $3,071 for the three months ended March 31, 2018, reflecting repayments on our credit facilities with funds generated from operating activities.

Based primarily on the above factors, net cash increased for the three months ended March 30, 2019 by $195, resulting in a cash balance of approximately $916 at March 30, 2019.

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

Credit Facilities

On June 28, 2018, the Company and Summer Infant (USA), Inc., as borrowers, entered into a Second Amended and Restated Loan and Security Agreement with Bank of America, N.A., as agent, the financial institutions party to the agreement from time to time as lenders, and certain subsidiaries of the Company as guarantors (as amended, the “Restated BofA Agreement”). The Restated BofA Agreement replaced the Company’s prior credit facility with Bank of America, and provides for a $60,000, asset-based revolving credit facility, with a $5,000 letter of credit sub-line facility. The total borrowing capacity is based on a borrowing base, which is defined as 85% of eligible receivables plus the lesser of (i) 70% of the value of eligible inventory or (ii) 85% of the net orderly liquidation value of eligible inventory, less applicable reserves. The scheduled maturity date of loans under the Restated BofA Agreement is June 28, 2023 (subject to customary early termination provisions). On March 25, 2019, the Company and Summer Infant (USA), Inc., as borrowers, entered into Amendment No. 1 to the Second Amended and Restated Loan and Security Agreement that modified the definitions of Capital Lease, EBITDA, Eligible Account and Revolver Borrowing Base in the Restated BofA Agreement in order to account for FASB mandated changes to lease accounting standards and provide additional financing flexibility to the Company.  Please see Part II, Item 5 “Other Information,” for more information about the amendment.

All obligations under the Restated BofA Agreement are secured by substantially all the assets of the Company, including a first priority lien on accounts receivable and inventory and a junior lien on certain assets subject to the term loan lender’s first priority lien described below. Summer Infant Canada Limited and Summer Infant Europe Limited, subsidiaries of the Company, are guarantors under the Restated BofA Agreement. Proceeds from the loans were used to satisfy existing debt, pay fees and transaction expenses associated with the closing of the Restated BofA Agreement and may be used to pay obligations under the Restated BofA Agreement, and for lawful corporate purposes, including working capital.

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

The Restated BofA Agreement also contains customary events of default, including a cross default with the Term Loan Agreement or the occurrence of a change of control. In the event of a default, all of the obligations of the Company and its subsidiaries under the Restated BofA Agreement may be declared immediately due and payable. For certain events of default relating to insolvency and receivership, all outstanding obligations become due and payable.

As of March 30, 2019, under the Restated BofA Agreement, the rate on base-rate loans was 6.50% and the rate on LIBOR-rate loans was 4.625%. The amount outstanding on the Restated BofA Agreement at March 30, 2019 was $39,544. Total borrowing capacity at March 30, 2019 was $46,032 and borrowing availability was $6,488.

Term Loan Agreement.  On June 28, 2018, the Company and Summer Infant (USA), Inc., as borrowers, entered into a Term Loan and Security Agreement (the “Term Loan Agreement”) with Pathlight Capital LLC, as agent, each lender from time to time a party to the Term Loan Agreement, and certain subsidiaries of the Company as guarantors, providing for a $17,500 term loan (the “Term Loan”). Proceeds from the Term Loan were used to satisfy existing debt, pay fees and transaction expenses associated with the closing of the Term Loan and may be used to pay obligations under the Term Loan Agreement, and for lawful corporate purposes, including working capital. The Term Loan is secured by a lien on certain assets of the Company, including a first priority lien on intellectual property, machinery and equipment, and a pledge of (i) 100% of the ownership interests of domestic subsidiaries and (ii) 65% of the ownership interests in certain foreign subsidiaries of the Company, and a junior lien on certain assets subject to the liens under the Restated BofA Agreement described above. The Term Loan matures on June 28, 2023. Summer Infant Canada Limited and Summer Infant Europe Limited, subsidiaries of the Company, are guarantors under the Term Loan Agreement.  On March 25, 2019, the Company and Summer Infant (USA), Inc., as borrowers, entered into Amendment No. 1 to the Term Loan and Security Agreement that modified definitions consistent with the amendment of the Restated BofA Agreement, and also modified the IP Advance Rate Reduction Amount definition in order to provide additional financing flexibility to the Company.  Please see Part II, Item 5 “Other Information,” for more information about the amendment.

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

The Term Loan Agreement contains customary affirmative and negative covenants that are substantially the same as the Restated BofA Agreement. In addition, if availability falls below a specified amount, then the Company must maintain a fixed charge coverage ratio at the end of each fiscal month of at least 1.0 to 1.0 for the twelve-month period then ended. The Term Loan Agreement also contains events of default, including a cross default with the Restated BofA Agreement or the occurrence of a change of control. In the event of a default, all of the obligations of the Company and its subsidiaries under the Term Loan Agreement may be declared immediately due and payable. For certain events of default relating to insolvency and receivership, all outstanding obligations become due and payable.

As of March 30, 2019, the interest rate on the Term Loan was 11.63%. The amount outstanding on the Term Loan at March 30, 2019 was $17,062.

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

ITEM 4.                        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as of March 30, 2019. Our Chief Executive Officer and Chief Financial Officer have concluded, based on this evaluation, that our controls and procedures were effective as of March 30, 2019.

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

ITEM 1A.               Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of our 2018 Form 10-K, except as follows:

We may not be able to regain compliance with the continued listing requirements of The Nasdaq Capital Market.

On April 4, 2019, we received a letter (the “Notification Letter”) from the Nasdaq Stock Market (“Nasdaq”) notifying us that we are not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2) because the closing bid price of our common stock was below the required minimum bid price of $1.00 per share for the previous 30 consecutive business days.  The Notification Letter does not impact our listing on The Nasdaq Capital Market at this time.  We have a period of 180 calendar days, or until October 1, 2019, to regain compliance with the minimum bid price listing requirement.  To regain compliance, our common stock must have a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days at any time prior to October 1, 2019.  If we do not regain compliance by October 1, 2019, we may be eligible for additional time to reach compliance with the minimum bid price requirement.  However, if we fail to regain compliance with the minimum bid price listing requirement or fail to comply with all other applicable continued listing requirements, and Nasdaq determines to delist our common stock, the delisting could adversely impact us by, among other things, reducing the liquidity and market price of our common stock, reducing the number of investors willing to hold or acquire our common stock, and limiting our ability to issue additional securities in the future.

ITEM 2.                        Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3.                        Defaults Upon Senior Securities

None.

ITEM 4.                        Mine Safety Disclosures

Not applicable.

ITEM 5.                        Other Information.

On March 25, 2019, the Company and Summer Infant (USA), Inc., as borrowers, entered into Amendment No. 1 to the Second Amended and Restated Loan and Security Agreement with Bank of America, N.A., as agent, the financial institutions party to the agreement from time to time as lenders, and certain subsidiaries of the Company as guarantors (the “BofA Amendment”).  The BofA Amendment modified certain definitions to account for FASB mandated changes to lease accounting standards and provide additional financing flexibility to the Company, including the definitions of (i) Capital Lease, to address the change in lease accounting rules that became effective in fiscal 2019, (ii) EBITDA, to modify the amount of certain items added back to EBITDA, (iii) Eligible Account, to increase the permitted amounts related to Target Corporation and (iv) Revolver Borrowing Base, to increase the amount of in-transit inventory included in the borrowing base calculation.

On March 25, 2019, the Company and Summer Infant (USA), Inc., as borrowers, entered into Amendment No. 1 to the Term Loan and Security Agreement with Pathlight Capital LLC, as agent, each lender from time to time a party to the Term Loan Agreement, and certain subsidiaries of the Company as guarantors ( the “Pathlight Amendment”).  The Pathlight Amendment modified certain definitions consistent with the BofA Amendment.  In addition, the Pathlight Amendment modified the IP Advance Rate Reduction Amount definition to commence with the 12-month period ending September 2019 and releveant threshold amounts within the definition.

ITEM 6.                        Exhibits

The exhibits listed in the Exhibit Index immediately preceding the signature page hereto are filed as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit No.	Description

10.1

Amendment No. 1 to Second Amended and Restated Loan and Security Agreement, dated as of March 25, 2019, among Summer Infant, Inc. and Summer Infant (USA), Inc., as borrowers, the guarantors from time to time party thereto, the financial institutions from time to time party thereto as lenders, and Bank of America, N.A., as agent for the lenders

10.2

Amendment No. 1 to Term Loan and Security Agreement, dated as of March 25, 2019, among Summer Infant, Inc. and Summer Infant (USA), Inc., as borrowers, the guarantors from time to time party thereto, the financial institutions from time to time party thereto as lenders, and Pathlight Capital LLC, as agent for the lenders

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

Summer Infant, Inc.

Date: May 7, 2019	By:	/s/ Mark Messner
Mark Messner
Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2019	By:	/s/ Paul Francese
Paul Francese
Chief Financial Officer
(Principal Financial and Accounting Officer)