Form 10-Q
period 2019-06-29
Summer Infant, Inc.
filed 2019-08-07
CIK 1314772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 29, 2019

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

As of August  5, 2019, there were 18,926,704 shares outstanding of the registrant’s Common Stock, $0.0001 par value per share.

Summer Infant, Inc.

Form 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.                Condensed Consolidated Financial Statements (unaudited)

Summer Infant, Inc.

Condensed Consolidated Balance Sheets

Note that all amounts presented in the table below are in thousands of U.S. dollars, except share and par value amounts.

	(Unaudited)
	June 29, 2019	December 29, 2018
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$580	$721
Trade receivables, net of allowance for doubtful accounts	35,975	31,223
Inventory, net	32,599	36,066
Prepaid and other current assets	1,223	997
TOTAL CURRENT ASSETS	70,377	69,007
Property and equipment, net	9,621	9,685
Other intangible assets, net	13,044	13,300
Right to use assets, noncurrent	5,396	—
Deferred tax assets, net	2,138	2,127
Other assets	101	97
TOTAL ASSETS	$100,677	$94,216

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$24,679	$28,120
Accrued expenses	7,745	8,939
Lease liabilities, current	2,316	—
Current portion of long term debt	875	875
TOTAL CURRENT LIABILITIES	35,615	37,934
Long-term debt, less current portion and unamortized debt issuance costs	51,249	44,641
Lease liabilities, noncurrent	3,634	—
Other liabilities	2,166	2,371
TOTAL LIABILITIES	92,664	84,946

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.0001 par value, 1,000,000 authorized, none issued or outstanding at June 29, 2019 and December 29, 2018, respectively	—	—
Common Stock $0.0001 par value, authorized, issued and outstanding of 49,000,000, 19,198,353 and 18,926,704 at June 29, 2019 and 49,000,000, 19,092,251, and 18,820,602 at December 29, 2018, respectively	2	2
Treasury Stock at cost (271,649 shares at June 29, 2019 and December 29, 2018)	(1,283)	(1,283)
Additional paid-in capital	77,548	77,396
Accumulated deficit	(65,507)	(63,885)
Accumulated other comprehensive loss	(2,747)	(2,960)
TOTAL STOCKHOLDERS’ EQUITY	8,013	9,270
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$100,677	$94,216

See notes to condensed consolidated financial statements

Summer Infant, Inc.

Condensed Consolidated Statements of Operations

Note that all amounts presented in the table below are in thousands of U.S. dollars, except share and per share amounts.

	Unaudited		Unaudited
	For the three months ended		For the six months ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net sales	$46,425	$47,678	$88,963	$89,733
Cost of goods sold	31,583	32,284	60,671	60,747
Gross profit	14,842	15,394	28,292	28,986
General & administrative expenses	8,523	9,376	17,902	21,964
Selling expenses	4,031	3,091	7,384	5,769
Depreciation and amortization	952	1,074	1,889	2,075
Operating income (loss)	1,336	1,853	1,117	(822)
Interest expense, net	1,293	1,409	2,542	2,182
Income (loss) before provision (benefit) for income taxes	43	444	(1,425)	(3,004)
Provision (benefit) for income taxes	267	146	197	(595)
Net (loss) income	$(224)	$298	$(1,622)	$(2,409)
Net (loss) income per share:
BASIC	$(0.01)	$0.02	$(0.09)	$(0.13)
DILUTED	$(0.01)	$0.02	$(0.09)	$(0.13)
Weighted average shares outstanding:
BASIC	18,899,340	18,731,553	18,866,100	18,690,711
DILUTED	18,899,340	18,735,858	18,866,100	18,690,711

See notes to condensed consolidated financial statements.

Summer Infant, Inc.

Condensed Consolidated Statements of Comprehensive Loss

Note that all amounts presented in the table below are in thousands of U.S. dollars.

	Unaudited For the three months ended		Unaudited For the six months ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net (loss) income	$(224)	$298	$(1,622)	$(2,409)
Other comprehensive income (loss):
Changes in foreign currency translation adjustments	48	(348)	213	(400)

Comprehensive net loss	$(176)	$(50)	$(1,409)	$(2,809)

See notes to condensed consolidated financial statements.

Summer Infant, Inc.

Condensed Consolidated Statements of Cash Flows

Note that all amounts presented in the table below are in thousands of U.S. dollars.

	(Unaudited)
	For the six months ended
	June 29, 2019	June 30, 2018
Cash flows from operating activities:
Net loss	$(1,622)	$(2,409)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,855	2,068
Stock-based compensation expense	152	314
Write off of unamortized deferred financing costs	—	518
Provision for allowance for doubtful accounts	34	2,269
Changes in assets and liabilities:
Increase in trade receivables	(4,553)	(1,972)
Decrease in inventory	3,725	6,953
Increase in right of use assets	(5,381)	—
Increase in lease liability	5,935	—
Increase in prepaids and other assets	(220)	(317)
Decrease in accounts payable and accrued expenses	(5,042)	(273)
Net cash (used in) provided by operating activities	(5,117)	7,151
Cash flows from investing activities:
Acquisitions of property and equipment	(1,416)	(1,751)
Acquisitions of other intangible assets	(114)	—
Net cash (used in) investing activities	(1,530)	(1,751)
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	—	19
Repayment of Prior Term Loan Facility	—	(5,000)
Repayment of Prior FILO	—	(1,250)
Payment of financing fees and expenses	—	(1,958)
Proceeds from New Term Loan Facility	—	17,500
Repayment of Term Loan Facility	(438)	—
Net borrowings (repayment) on revolving facilities	7,046	(14,529)
Net cash provided by (used in) financing activities	6,608	(5,218)
Effect of exchange rate changes on cash and cash equivalents	(102)	66
Net (decrease) increase in cash and cash equivalents	(141)	248
Cash and cash equivalents, beginning of period	721	681
Cash and cash equivalents, end of period	$580	$929
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,034	$1,411
Cash paid for income taxes	$5	$4

See notes to condensed consolidated financial statements.

Summer Infant, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Note that all amounts presented in the table below are in thousands of U.S. dollars, except share and per share data.

	Common Stock		Additional Paid in	Treasury	Retained	Accumulated Comprehensive	Total
	Shares	Amount	Capital	Stock	Earnings	Loss	Equity
Balance at December 30, 2017	18,629,737	$2	$76,848	$(1,283)	$(59,634)	$(2,291)	$13,642
Issuance of common stock upon vesting of restricted shares	55,500
Stock-based compensation			99				99
Net loss for the period					(2,707)		(2,707)
Foreign currency translation adjustment						(52)	(52)
Balance at March 31, 2018	18,685,237	$2	$76,947	$(1,283)	$(62,341)	$(2,343)	$10,982
Issuance of common stock upon vesting of restricted shares	67,728
Issuance of common stock upon exercise of stock options	16,050		20				20
Stock-based compensation			215				215
Net loss for the period					298		298
Foreign currency translation adjustment						(348)	(348)
Balance at June 30, 2018	18,769,015	$2	$77,182	$(1,283)	$(62,043)	$(2,691)	$11,167

	Common Stock		Additional Paid in	Treasury	Retained	Accumulated Comprehensive	Total
	Shares	Amount	Capital	Stock	Earnings	Loss	Equity
Balance at December 29, 2018	18,820,602	$2	$77,396	$(1,283)	$(63,885)	$(2,960)	$9,270
Issuance of common stock upon vesting of restricted shares	33,125
Stock-based compensation			48				48
Net loss for the period					(1,398)		(1,398)
Foreign currency translation adjustment						165	165
Balance at March 30, 2019	18,853,727	$2	$77,444	$(1,283)	$(65,283)	$(2,795)	$8,085
Issuance of common stock upon vesting of restricted shares	72,977
Stock-based compensation			104				104
Net loss for the period					(224)		(224)
Foreign currency translation adjustment						48	48
Balance at June 29, 2019	18,926,704	$2	$77,548	$(1,283)	$(65,507)	$(2,747)	$8,013

See notes to condensed consolidated financial statements.

SUMMER INFANT, INC.  AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.                                      BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The Company designs, markets and distributes branded juvenile health, safety and wellness products that are sold globally to large national retailers as well as independent retailers, primarily in North America. The Company currently markets its products in several product categories including safety, nursery, monitoring, and baby gear. Most products are sold under our core brand names of Summer™, SwaddleMe®, and born freeTM. When used herein, the terms the “Company,” “we,” “us,” and “our” mean Summer Infant, Inc. and its consolidated subsidiaries.

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

Changes in the allowance for doubtful accounts are as follows:

	For the Six months ended
	June 29, 2019	June 30, 2018
Allowance for doubtful accounts, beginning of period	$304	$1,622
Charges to costs and expenses, net	34	2,269
Account write-offs	—	—
Allowance for doubtful accounts, end of period	$338	$3,891

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

The Company utilized the discrete method of accounting for income taxes in the U.S. for the three months ended March 30, 2019 and the three months ended June 29, 2019 as it believes the discrete method results in a more accurate representation of the income tax benefit for the quarter.

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

Net Loss/Income Per Share

Basic loss per share for the Company is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share includes the dilutive impact of outstanding stock options and unvested restricted shares.

Translation of Foreign Currencies

All assets and liabilities of the Company’s foreign subsidiaries, each of whose functional currency is its local currency, are translated into U.S. dollars at the exchange rate in effect at the end of the quarter and the income and expense accounts of these affiliates have been translated at average rates prevailing during each respective quarter. Resulting translation adjustments are made to a separate component of stockholders’ equity within accumulated other comprehensive loss. Foreign exchange transaction gains and losses are included in the accompanying interim, condensed consolidated statement of operations.

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

The Company adopted the standard on the effective date of December 31, 2018 by applying the new lease requirements at the effective date. The Company also elected the package of practical expedients permitted under the transition guidance within the new standard, which, among other things, allows the Company to carry forward the historical lease classification. The impact of the adoption of ASC 842 on the condensed consolidated balance sheet was an increase of $6,411 in assets and an increase of $7,037 of liabilities for the recognition of right-of-use assets and lease liabilities. The adoption of ASU 2016-02 was immaterial to the condensed consolidated results of operations and cash flows.

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

The following is a table that presents net sales by geographical area:

	For the three months ended June 29, 2019	For the six months ended June 29, 2019
United States	$39,064	$75,300
All Other	7,361	13,663
Net Sales	$46,425	$88,963

All Other consists of Canada, Europe, South America, Mexico, Asia, and the Middle East.

Contract Balances

The Company does not have any contract assets such as work-in-process or contract liabilities such as customer advances. All trade receivables on the Company’s condensed consolidated balance sheet are from contracts with customers.

Contract Costs

Costs incurred to obtain a contract are capitalized unless short term in nature. As a practical expedient, costs to obtain a contract that are short term in nature are expensed as incurred. All contract costs incurred in the six months ended June 29, 2019 and six months ended June 30, 2018 fall under the provisions of the practical expedient and have therefore been expensed.

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

As of June 29, 2019, under the Restated BofA Agreement, the rate on base-rate loans was 6.50% and the rate on LIBOR-rate loans was 4.50%. The amount outstanding on the Restated BofA Agreement at June 29, 2019 was $37,712. Total borrowing capacity at June 29, 2019 was $45,854 and borrowing availability was $8,142.

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

The principal of the Term Loan will be repaid, on a quarterly basis, in installments of $219, with the first installment having been paid on December 1, 2018, until paid in full on termination. The Term Loan bears interest at an annual rate equal to LIBOR, plus 9.0%. Interest payments are due monthly, in arrears. Obligations under the Term Loan Agreement are also subject to restrictions on prepayment and a prepayment penalty if the Term Loan is repaid prior to the third anniversary of the closing of the Term Loan.

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

As of June 29, 2019, the interest rate on the Term Loan was 11.52%. The amount outstanding on the Term Loan at June 29, 2019 was $16,844.

Aggregate maturities of bank debt related to the Restated BofA Agreement and the Term Loan Agreement:

Fiscal Year ending:
2019	438
2020	875
2021	875
2022	875
2023 and thereafter	$51,493
Total	$54,556

Unamortized debt issuance costs were $2,432 at June 29, 2019 and $2,395 at December 29, 2018, and are presented as a direct deduction of long-term debt on the consolidated balance sheets.

4.                                      INTANGIBLE ASSETS

Intangible assets consisted of the following:

	June 29,	December 29,
	2019	2018

Brand names	$11,819	$11,819
Patents and licenses	3,880	3,766
Customer relationships	6,946	6,946
Other intangibles	1,882	1,882
	24,527	24,413
Less: Accumulated amortization	(11,483)	(11,113)
Intangible assets, net	$13,044	$13,300

The amortization period for the majority of the intangible assets ranges from 5 to 20 years for those assets that have an estimated life; certain of the assets have indefinite lives (brand names). Total of intangibles not subject to amortization amounted to $8,400 as of June 29, 2019 and December 29, 2018.

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

•                  Lease and non-lease components — In certain cases the Company is required to pay for certain additional charges for operating costs, including insurance, maintenance, taxes, and other costs incurred, which are billed based on both usage and as a percentage of the Company’s share of total square footage. The Company determined that these costs are non-lease components and they are not included in the calculation of the lease liabilities because they are variable. Payments for these variable, non-lease components are considered variable lease costs and are recognized in the period in which the costs are incurred.

The components of the Company’s lease expense for the three and six months ended June 29, 2019 were as follows:

	Three Months Ended June 29, 2019	Six Months Ended June 29, 2019
Operating lease cost	$624	$1,247
Variable lease cost	270	644
Total lease cost	$894	$1,891

Weighted-average remaining lease term	2.57 years

Weighted Average discount rate:	5.00%

Cash paid for amounts included in the measurement of the Company’s lease liabilities were $1,298 for the six months ended June 29, 2019.

As of June 29, 2019, the present value of maturities of the Company’s operating lease liabilities were as follows:

Fiscal Year Ending:
2019	$1,294
2020	2,550
2021	2,041
2022	319
2023	153
Less imputed interest	(407)
Total	$5,950

Prior to the adoption of ASU 2016-02 and for the six months ended June 29, 2018, the Company recognized rent expense on a straight-line basis over the lease period and recorded deferred rent expense for rent expense incurred but not yet paid. The Company also recorded deferred rent attributable to cash incentives received under its lease agreements which are amortized to rent expense over the lease term. During the three and six months ended June 29, 2018, the Company recognized rent expense of $613 and $1,225 respectively.

Disclosures related to periods prior to adoption of the new lease standard:

Under ASC 840, approximate future minimum rental payments due under these leases as of June 29, 2019 were as follows:

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

Under the 2012 Plan, awards may be granted to participants in the form of non-qualified stock options, incentive stock options, restricted stock, deferred stock, restricted stock units and other stock-based awards. Subject to the provisions of the plans, awards may be granted to employees, officers, directors, advisors and consultants who are deemed to have rendered or are able to render significant services to the Company or its subsidiaries and who are deemed to have contributed or to have the potential to contribute to the Company’s success. The Company accounts for options under the fair value recognition standard. Share-based compensation expense for the six months ended June 29, 2019 and June 30, 2018 was $152 and $314, respectively. Share based compensation expense is included in general and administrative expenses.

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

As of June 29, 2019, there were 1,213,660 stock options outstanding and 292,275 unvested restricted shares outstanding.

During the six months ended June 29, 2019, the Company granted 237,000 stock options and 169,500 shares of restricted stock, respectively. The following table summarizes the weighted average assumptions used for stock options granted during the six months ended June 29, 2019 and June 30, 2018.

	For the Six Months Ended June 29, 2019	For the Six Months Ended June 30, 2018
Expected life (in years)	4.8	4.9
Risk-free interest rate	2.34%	2.68%
Volatility	64.2%	64.0%
Dividend yield	0%	0%
Forfeiture rate	24.2%	23.1%

As of June 29, 2019, there were 516,218 shares available to grant under the 2012 Plan.

7.                                      WEIGHTED AVERAGE COMMON SHARES

Basic and diluted earnings or loss per share (“EPS”) is based upon the weighted average number of common shares outstanding during the period. Diluted weighted average number of common shares outstanding also included common stock equivalents such as stock options and restricted shares. The Company does not include the anti-dilutive effect of common stock equivalents in the calculation of dilutive common shares outstanding. The computation of diluted common shares for the three and six months ended June 29, 2019 excluded 1,213,660 stock options and 292,275 shares of restricted stock outstanding. The computation of diluted common shares for the three and six months ended June 30, 2018 excluded 1,188,010 stock options and 321,000 shares of restricted stock outstanding and 1,188,010 stock options and 356,766 shares of restricted stock outstanding, respectively.

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

ITEM 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking information and statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All forward-looking statements included in this document are based on information available to us on the date hereof. It is important to note that our actual results could differ materially from those projected in such forward-looking statements contained in this Quarterly Report on Form 10-Q. These forward-looking statements include statements concerning our expectations regarding the impact of existing tariffs or new tariffs on the cost of our imported products and pricing of our products; the impact of our re-branding and marketing strategy; our business strategy and future growth and profitability; our ability to deliver high quality, innovative products to the marketplace; our ability to maintain and build upon our existing customer and supplier relationships; our expected cash flow and liquidity for the next 12 months; and our ability to build awareness of our core brands. These statements are based on current expectations that involve numerous risks and uncertainties.  These risks and uncertainties include the concentration of our business with retail customers; our ability to comply with financial and other covenants in our debt agreements; our ability to introduce new products or improve existing products that satisfy consumer preferences; our ability to develop new or improved products in a timely and cost-efficient manner; our ability to meet the continued listing requirements for the listing of our common stock on the Nasdaq Capital Market; liquidity problems or bankruptcy of our customers and their ability to pay us in a timely manner; our ability to compete with larger and more financially stable companies in our markets; our dependence on key personnel; our reliance on foreign suppliers and potential disruption in foreign markets in which we operate; increases in the cost of raw materials used to manufacture our products; compliance with safety and testing regulations for our products; product liability claims arising from use of our products; unanticipated tax liabilities; an impairment of other intangible assets; and other risks as detailed in our Annual Report on Form 10-K for the year ended December 29, 2018, as amended, and subsequent filings with the Securities and Exchange Commission. All these matters are difficult or impossible to predict accurately, many of which may be beyond our control. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate.

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

In the second quarter of 2019, sales declined 2.6% as compared to the prior year period. In the second quarter of 2019, we experienced growth across our major customers and certain product categories but experienced declines with our mid-tier and international customers.  Selling expenses increased 30.4% in the second quarter compared to prior year period as a result of higher cooperative advertisement and consumer advertisement costs for new product launches and on-line marketing initiatives. General and administrative expenses declined 9.1% as compared to the prior period largely due to lower labor and other costs as a result of cost reduction actions take in the prior fiscal quarter and over the past year. Net loss per diluted share for the quarter was $0.01 per share as compared to a net income of $0.02 per share for the comparable prior period.

We continue to progress on a key part of our business strategy to develop a portfolio of brands positioned to appeal to multiple consumer demographics and offer channel differentiation.  In early 2019, we began doing business under the name SUMR Brands and expanded our family of brands with the born freeTM relaunch in March of 2019. The repositioned born freeTM brand utilizes a

‘digital-first’ approach and offers a product line with more sophisticated styling and higher price points than the SummerTM branded range of products.

We expect our results in 2019 and potentially thereafter will continue to be impacted by the 10% tariff enacted in September 2018 and the 15% tariff enacted in May 2019 on certain products, as well as the new 10% tariff expected for September 2019 on all remaining goods that are imported into the United States from China. The duration of these tariffs, and whether the tariffs may increase, is uncertain as the United States continues to engage in trade negotiations with China. We have initiated actions to mitigate the impact of the existing tariffs, including price increases and exploring alternative sources of supply outside of China. However, the increase in the cost of certain of our products as a result of the tariffs that is not offset by our mitigation efforts could have an adverse effect on our business, financial position, results of operations and cash flows.

Summary of Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates during the six months ended June 29, 2019 from our critical accounting policies and estimates disclosed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2018 Form 10-K except for the adoption of the new lease accounting rules in the first quarter of fiscal 2019 as noted in Note 1 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Results of Operations

	For the three months ended		For the six months ended
	(Unaudited)		(Unaudited)
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net sales	$46,425	$47,678	$88,963	$89,733
Cost of goods sold	31,583	32,284	60,671	60,747
Gross profit	14,842	15,394	28,292	28,986
General & administrative expenses	8,523	9,376	17,902	21,964
Selling expenses	4,031	3,091	7,384	5,769
Depreciation and amortization	952	1,074	1,889	2,075
Operating income (loss)	1,336	1,853	1,117	(822)
Interest expense, net	1,293	1,409	2,542	2,182
Income (loss) before provision (benefit) for income taxes	43	444	(1,425)	(3,004)
Provision (benefit) for income taxes	267	146	197	(595)
Net income (loss)	$(224)	$298	$(1,622)	$(2,409)

Three Months ended June 29, 2019 compared with Three Months ended June 30, 2018

Net sales decreased 2.6% from $47,678 for the three months ended June 30, 2018 to $46,425 for the three months ended June 29, 2019. Sales to our top three customers increased by 7.7% and we had increases in sales across most of our product categories, including gates, potty, strollers, monitors, bathers, and entertainers for the three months ended June 29, 2019 as compared to the three months ended June 30, 2018. However, these increases were offset by a decline in our international and mid-tier customer sales as well as a decline in value of foreign currency sales and the negative impact on sales of the 25% tariff on goods imported into the United States from China.

Cost of goods sold includes cost of the finished product from suppliers, duties on certain imported items, freight-in from suppliers, and miscellaneous charges. The components of cost of goods sold remained substantially the same for the quarter ended June 29, 2019 as compared to the quarter ended June 30, 2018.

Gross profit decreased 3.6% from $15,394 for the three months ended June 30, 2018 to $14,842 for the three months ended June 29, 2019. Gross margin as a percent of net sales declined slightly from 32.3% for the three months ended June 30, 2018 to 32.0% for the three months ended June 29, 2019. Gross margin dollars and percent declined primarily due to increased tariffs, shift in sales mix, and the decline in value of foreign currency sales.

General and administrative expenses decreased 9.1% from $9,376 for the three months ended June 30, 2018 to $8,523 for the three months ended June 29, 2019.  General and administrative expenses decreased from 19.7% of net sales for the three months ended June 30, 2018 to 18.4% of net sales for the three months ended June 29, 2019.  The decline in dollars and as a percent of sales was primarily attributable to the impact of lower labor and other costs as a result of cost reduction actions taken earlier in the fiscal year.

Selling expenses increased 30.4% from $3,091 for the three months ended June 30, 2018 to $4,031 for the three months ended June 29, 2019. Selling expenses also increased as a percent of net sales from 6.5% for the three months ended June 30, 2018 to 8.7% for the three months ended June 29, 2019. The increase in selling expense dollars and as a percent of sales was primarily attributable to increased cooperative advertisements and consumer advertisement costs this year due mainly to new product launches and on-line marketing initiatives as compared to the three months ended June 30, 2018, which also included a larger component of direct import sale.

Depreciation and amortization decreased 11.4% from $1,074 for the three months ended June 30, 2018 to $952 for the three months ended June 29, 2019. The decrease in depreciation and amortization was attributable to the timing of capital investment over the past year.

Interest expense decreased 8.2% from $1,409 for the three months ended June 30, 2018 to $1,293 for the three months ended June 29, 2019.  Interest expense for the three months ended June 30, 2018 included a write off of $518 of previously unamortized prepaid finance fees associated with the repayment of existing debt from the proceeds of our June 2018 refinancing. This was partially offset by interest on higher debt levels, increased market interest rates and higher interest margins under our new credit facilities.

For the three months ended June 30, 2018, we recorded a $146 provison for income taxes on $444 of pretax income, reflecting an estimated 32.9% tax rate for the quarter. For the three months ended June 29, 2019, we recorded a $267 provision for income taxes on $43 of pretax income. The tax provision for the three months ended June 29, 2019 included a $181 discrete valuation allowance charge for nondeductible interest expense.

Six Months ended June 29, 2019 compared with Six Months ended June 30, 2018

Net sales decreased 0.9% from $89,733 for the six months ended June 30, 2018 to $88,963 for the six months ended June 29, 2019. The six months ended June 30, 2018 included $2,954 of sales to Babies R Us, a subsidiary of Toys R Us (“TRU”), that did not recur in the six months ended June 29, 2019 as a result of the liquidation of TRU in 2018. Excluding the 2018 TRU sales of $2,954, net sales for the six months ended June 29, 2019 increased by 2.5% compared to the same period last year. For the six month ended June 29, 2019, our top four customer sales increased by 11.5% and we experienced increases in sales across many of our product categories such as in gates, potty, strollers, bathers, and entertainer categories. However, these increases were offset by a decline in our international and mid-tier customer sales as well as a decline in value of foreign currency sales and the negative impact of the 25% tariff on goods imported into the United Stated from China.

Cost of goods sold includes cost of the finished product from suppliers, duties on certain imported items, freight-in from suppliers, and miscellaneous charges. The components of cost of goods sold remained substantially the same for the six months ended  June 29, 2019 as compared to the six months ended June 30, 2018.

Gross profit decreased 2.4% from $28,986 for the six months ended June 30, 2018 to $28,292 for the six months ended June 29, 2019. Gross margin as a percent of net sales decreased from 32.3% for the six months ended June 30, 2018 to 31.8% for the six months ended June 29, 2019. Gross profit decreased primarily due to lower sales. Gross margin decreased primarily due tariffs, sales mix, and the decline in value of foreign currency sales.

General and administrative expenses decreased 18.5% from $21,964 for the six months ended June 30, 2018 to $17,902 for the six months ended June 29, 2019.  General and administrative expenses decreased from 24.5% of net sales for the six months ended June 30, 2018 to 20.1% of net sales for the six months ended June 29, 2019.  The decrease in dollars and as a percent of sales was primarily attributable to a $2,348 increase in our allowance for bad debts due to the liquidation of TRU’s U.S. assets in the three months ended March 30, 2018 that did not repeat as well as lower labor and other costs as a result of cost reduction actions taken in the three months ended March 30, 2019.

Selling expenses increased 28.0% from $5,769 for the six months ended June 30, 2018 to $7,384 for the six months ended June 29, 2019. Selling expenses also increased as a percent of net sales from 6.4% for the six months ended June 30, 2018 to 8.3% for the six months ended June 29, 2019. The increase in selling expense dollars and as a percent of sales was primarily attributable to increased cooperative advertisements and consumer advertisement costs this year due mainly to new product launches and on-line marketing initiatives as compared to the six months ended June 30, 2018, which also included a larger component of direct import sales.

Depreciation and amortization decreased 9.0% from $2,075 for the six months ended June 30, 2018 to $1,889 for the six months ended June 29, 2019. The decrease in depreciation was attributable to the timing of capital investment primarily over the past year.

Interest expense increased 16.5% from $2,182 for the six months ended June 30, 2018 to $2,542 for the six months ended June 29, 2019.  The increase in interest expense was primarily attributable to higher debt levels, increased market interest rates and higher interest margins under our new credit facilities. Interest expense for the three months ended June 30, 2018, included a write off of $518 of previously unamortized prepaid finance fees associated with the repayment of existing debt from the proceeds of our June 2018 refinancing.

For the six months ended June 30, 2018, we recorded a $595 benefit for income taxes on $3,004 of pretax loss, reflecting an estimated 19.8% tax rate. For the six months ended June 29, 2019, we recorded a $197 provision for income taxes on $1,425 of pretax loss. The tax provision for the six months ended June 29, 2019, included a $494 discrete valuation allowance charge for nondeductible interest expense.

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

For the six months ended June 29, 2019, net cash used in operating activities totaled $5,117 primarily due to the paydown of accounts payable from higher inventory purchased at the end of the previous fiscal year in advance of a potential further increase in tariffs. We expect inventory to return to normal levels in the third fiscal quarter of 2019. Net cash provided by operating activities for the six months ended June 30, 2018 was $7,151 primarily due to reductions in inventory.

For the six months ended June 29, 2019, net cash used in investing activities was approximately $1,530. For the six months ended June 30, 2018, net cash used in investing activities was $1,751.

Net cash provided by financing activities was approximately $6,608 for the six months ended June 29, 2019 and reflected borrowings on our credit facilities primarily to reduce supplier payables and fund accounts receivable. We expect inventory to return to normal levels in the third fiscal quarter of 2019, resulting in lower borrowings and thus repayments on our credit facilities. Net cash used by financing activities was approximately $5,218 for the six months ended June 30, 2018, reflecting repayments on our credit facilities with funds generated from operating activities.

Based primarily on the above factors, net cash decreased for the six months ended June 29, 2019 by $141, resulting in a cash balance of approximately $580 at June 29, 2019.

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

As of June 29, 2019, under the Restated BofA Agreement, the rate on base-rate loans was 6.50% and the rate on LIBOR-rate loans was 4.50%. The amount outstanding on the Restated BofA Agreement at June 29, 2019 was $37,712. Total borrowing capacity at June 29, 2019 was $45,854 and borrowing availability was $8,142.

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

The principal of the Term Loan will be repaid, on a quarterly basis, in installments of $219, with the first installment having been paid on December 1, 2018, until paid in full on termination. The Term Loan bears interest at an annual rate equal to LIBOR, plus 9.0%. Interest payments are due monthly, in arrears. Obligations under the Term Loan Agreement are also subject to restrictions on prepayment and a prepayment penalty if the Term Loan is repaid prior to the third anniversary of the closing of the Term Loan.

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

As of June 29, 2019, the interest rate on the Term Loan was 11.52%. The amount outstanding on the Term Loan at June 29, 2019 was $16,844.

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

ITEM 4.                        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as of June 29, 2019. Our Chief Executive Officer and Chief Financial Officer have concluded, based on this evaluation, that our controls and procedures were effective as of June 29, 2019.

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

ITEM 1A.               Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of our 2018 Form 10-K and Part II, Item 1A, “Risk Factors,” of our Quarterly Report on Form 10-Q for the quarter ended March 30, 2019.

ITEM 2.                        Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3.                        Defaults Upon Senior Securities

None.

ITEM 4.                        Mine Safety Disclosures

Not applicable.

ITEM 5.                        Other Information.

None

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

Summer Infant, Inc.

Date: August 7, 2019	By:	/s/ Mark Messner
Mark Messner
Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2019	By:	/s/ Paul Francese
Paul Francese
Chief Financial Officer
(Principal Financial and Accounting Officer)