Form 10-Q
period 2019-09-28
Summer Infant, Inc.
filed 2019-11-12
CIK 1314772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 28, 2019

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

As of November 7, 2019, there were 18,941,459 shares outstanding of the registrant’s Common Stock, $0.0001 par value per share.

Summer Infant, Inc.

Form 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.                Condensed Consolidated Financial Statements (unaudited)

Summer Infant, Inc.

Condensed Consolidated Balance Sheets

Note that all amounts presented in the table below are in thousands of U.S. dollars, except share and par value amounts.

	(Unaudited)
	September 28, 2019	December 29, 2018
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$659	$721
Trade receivables, net of allowance for doubtful accounts	29,676	31,223
Inventory, net	30,160	36,066
Prepaid and other current assets	1,315	997
TOTAL CURRENT ASSETS	61,810	69,007
Property and equipment, net	9,102	9,685
Other intangible assets, net	13,027	13,300
Right to use assets, noncurrent	4,842	—
Deferred tax assets, net	2,128	2,127
Other assets	100	97
TOTAL ASSETS	$91,009	$94,216

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$24,480	$28,120
Accrued expenses	6,439	8,939
Lease liabilities, current	2,324	—
Current portion of long term debt	875	875
TOTAL CURRENT LIABILITIES	34,118	37,934
Long-term debt, less current portion and unamortized debt issuance costs	45,468	44,641
Lease liabilities, noncurrent	3,034	—
Other liabilities	2,064	2,371
TOTAL LIABILITIES	84,684	84,946

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.0001 par value, 1,000,000 authorized, none issued or outstanding at September 28, 2019 and December 29, 2018, respectively	—	—
Common Stock $0.0001 par value, authorized, issued and outstanding of 49,000,000, 19,213,108 and 18,941,459 at September 28, 2019 and 49,000,000, 19,092,251, and 18,820,602 at December 29, 2018, respectively	2	2
Treasury Stock at cost (271,649 shares at September 28, 2019 and December 29, 2018)	(1,283)	(1,283)
Additional paid-in capital	77,620	77,396
Accumulated deficit	(67,167)	(63,885)
Accumulated other comprehensive loss	(2,847)	(2,960)
TOTAL STOCKHOLDERS’ EQUITY	6,325	9,270
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$91,009	$94,216

See notes to condensed consolidated financial statements

Summer Infant, Inc.

Condensed Consolidated Statements of Operations

Note that all amounts presented in the table below are in thousands of U.S. dollars, except share and per share amounts.

	Unaudited		Unaudited
	For the three months ended		For the nine months ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net sales	$41,523	$43,838	$130,486	$133,571
Cost of goods sold	28,928	30,227	89,599	90,974
Gross profit	12,595	13,611	40,887	42,597
General & administrative expenses	8,353	7,623	26,255	29,587
Selling expenses	3,597	3,658	10,981	9,427
Depreciation and amortization	919	1,012	2,808	3,087
Operating (loss) income	(274)	1,318	843	496
Interest expense, net	1,191	1,118	3,733	3,300
(Loss) income before provision (benefit) for income taxes	(1,465)	200	(2,890)	(2,804)
Provision (benefit) for income taxes	195	82	392	(513)
Net (loss) income	$(1,660)	$118	$(3,282)	$(2,291)
Net (loss) income per share:
BASIC	$(0.09)	$0.01	$(0.17)	$(0.12)
DILUTED	$(0.09)	$0.01	$(0.17)	$(0.12)
Weighted average shares outstanding:
BASIC	18,937,860	18,788,650	18,889,969	18,723,477
DILUTED	18,937,860	18,878,112	18,889,969	18,723,477

See notes to condensed consolidated financial statements.

Summer Infant, Inc.

Condensed Consolidated Statements of Comprehensive Loss

Note that all amounts presented in the table below are in thousands of U.S. dollars.

	Unaudited For the three months ended		Unaudited For the nine months ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net (loss) income	$(1,660)	$118	$(3,282)	$(2,291)
Other comprehensive (loss) income:
Changes in foreign currency translation adjustments	(100)	95	113	(305)

Comprehensive net (loss) income	$(1,760)	$213	$(3,169)	$(2,596)

See notes to condensed consolidated financial statements.

Summer Infant, Inc.

Condensed Consolidated Statements of Cash Flows

Note that all amounts presented in the table below are in thousands of U.S. dollars.

	(Unaudited)
	For the nine months ended
	September 28, 2019	September 29, 2018
Cash flows from operating activities:
Net loss	$(3,282)	$(2,291)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,808	3,087
Stock-based compensation expense	224	433
Write off of unamortized deferred financing costs	—	518
Provision for allowance for doubtful accounts	21	1,496
Non cash lease expense	1,569	—
Changes in assets and liabilities:
Decrease (Increase) in trade receivables	1,666	(2,418)
Decrease in inventory	6,098	6,474
Increase in prepaids and other assets	(351)	(359)
Decrease in lease liability	(1,053)	—
Decrease in accounts payable and accrued expenses	(6,558)	(1,496)
Net cash provided by operating activities	1,142	5,444
Cash flows from investing activities:
Acquisitions of property and equipment	(1,632)	(2,644)
Acquisitions of other intangible assets	(281)	—
Net cash used in investing activities	(1,913)	(2,644)
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	—	25
Repayment of Prior Term Loan Facility	—	(5,000)
Repayment of Prior FILO	—	(1,250)
Payment of financing fees and expenses	—	(1,958)
Proceeds from New Term Loan Facility	—	17,500
Repayment of Term Loan Facility	(656)	—
Net borrowings (repayment) on revolving facilities	1,484	(11,871)
Net cash provided by (used in) financing activities	828	(2,554)
Effect of exchange rate changes on cash and cash equivalents	(119)	132
Net (decrease) increase in cash and cash equivalents	(62)	378
Cash and cash equivalents, beginning of period	721	681
Cash and cash equivalents, end of period	$659	$1,059
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,878	$2,207
Cash paid for income taxes	$5	$4

See notes to condensed consolidated financial statements.

Summer Infant, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

Note that all amounts presented in the table below are in thousands of U.S. dollars, except share and per share data.

	Common Stock		Additional Paid in	Treasury	Accumulated	Accumulated Comprehensive	Total
	Shares	Amount	Capital	Stock	Deficit	Loss	Equity
Balance at December 30, 2017	18,629,737	$2	$76,848	$(1,283)	$(59,634)	$(2,291)	$13,642
Issuance of common stock upon vesting of restricted shares	55,500
Stock-based compensation			99				99
Net loss for the period					(2,707)		(2,707)
Foreign currency translation adjustment						(52)	(52)
Balance at March 31, 2018	18,685,237	$2	$76,947	$(1,283)	$(62,341)	$(2,343)	$10,982
Issuance of common stock upon vesting of restricted shares	67,728
Issuance of common stock upon exercise of stock options	16,050		20				20
Stock-based compensation			215				215
Net income for the period					298		298
Foreign currency translation adjustment						(348)	(348)
Balance at June 30, 2018	18,769,015	$2	$77,182	$(1,283)	$(62,043)	$(2,691)	$11,167
Issuance of common stock upon vesting of restricted shares	22,847
Issuance of common stock upon exercise of stock options	4,500		5				5
Stock-based compensation			119				119
Net income for the period					118		118
Foreign currency translation adjustment						95	95
Balance at September 28, 2018	18,796,362	$2	77,306	(1,283)	(61,925)	(2,596)	11,504

	Common Stock		Additional Paid in	Treasury	Accumulated	Accumulated Comprehensive	Total
	Shares	Amount	Capital	Stock	Deficit	Loss	Equity
Balance at December 29, 2018	18,820,602	$2	$77,396	$(1,283)	$(63,885)	$(2,960)	$9,270
Issuance of common stock upon vesting of restricted shares	33,125
Stock-based compensation			48				48
Net loss for the period					(1,398)		(1,398)
Foreign currency translation adjustment						165	165
Balance at March 30, 2019	18,853,727	$2	$77,444	$(1,283)	$(65,283)	$(2,795)	$8,085
Issuance of common stock upon vesting of restricted shares	72,977
Stock-based compensation			104				104
Net loss for the period					(224)		(224)
Foreign currency translation adjustment						48	48
Balance at June 29, 2019	18,926,704	$2	$77,548	$(1,283)	$(65,507)	$(2,747)	$8,013
Issuance of common stock upon vesting of restricted shares	14,755
Stock-based compensation			72				72
Net loss for the period					(1,660)		(1,660)
Foreign currency translation adjustment						(100)	(100)
Balance at September 28, 2019	18,941,459	$2	77,620	(1,283)	(67,167)	(2,847)	6,325

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

A transaction price is the amount of consideration the Company expects to receive under the arrangement. The Company is required to estimate variable consideration (if any) and to factor that estimation into the determination of the transaction price. The Company conducts its business with customers through valid purchase or sales orders each of which is considered a separate contract because individual orders are not interdependent on one another. Product transaction prices on a purchase or sale order are discrete and stand-alone. Purchase or sales orders may be issued under either a customer master service agreement or a reseller allowance agreement. Purchase or sales orders, master service agreements, and reseller allowance agreements, which are specific and unique to each customer, may include product price discounts, markdown allowances, return allowances, and/or volume rebates which reduce the consideration due from customers. Variable consideration is estimated using the most likely amount method, which is based on historical experience as well as current information such as sales forecasts.

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

Changes in the allowance for doubtful accounts are as follows:

	For the Nine months ended
	September 28, 2019	September 29, 2018
Allowance for doubtful accounts, beginning of period	$304	$1,622
Charges to costs and expenses, net	21	1,768
Account write-offs	—	(272)
Allowance for doubtful accounts, end of period	$325	$3,118

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

The components of a lease should be split into three categories: lease components (e.g., land, building, etc.), non-lease components (e.g., common area maintenance, maintenance, consumables, etc.), and non-components (e.g., property taxes, insurance, etc.). Then the fixed and in-substance fixed contract consideration (including any related to non-components) must be allocated based on fair values to the lease components and non-lease components. Although separation of lease and non-lease components is required, certain practical expedients are available to entities. Entities electing the practical expedient would not separate lease and non-lease components. Rather, they would account for each lease component and the related non-lease component together as a single component. The Company’s facilities operating leases have lease and non-lease components to which the Company has elected to apply the practical expedient and account for each lease component and related non-lease component as one single component. The lease component results in a ROU asset being recorded on the balance sheet. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

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

The Company utilized the discrete method of accounting for income taxes in the U.S. for the three and nine months ended September 28, 2019 as it believes the discrete method results in a more accurate representation of the income tax provision for the period.

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

Translation of Foreign Currencies

All assets and liabilities of the Company’s foreign subsidiaries, each of whose functional currency is its local currency, are translated into U.S. dollars at the exchange rate in effect at the end of the quarter and the income and expense accounts of these affiliates have been translated at average rates prevailing during each respective quarter. Resulting translation adjustments are made to a separate component of stockholders’ equity within accumulated other comprehensive loss. Foreign exchange transaction gains and losses are included in the accompanying interim condensed consolidated statement of operations.

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

The Company adopted the standard on the effective date of December 30, 2018 by applying the new lease requirements at the effective date. The Company also elected the package of practical expedients permitted under the transition guidance within the new standard, which, among other things, allows the Company to carry forward the historical lease classification. The impact of the adoption of ASC 842-Leases (“ASC 842”) on the condensed consolidated balance sheet on the date of adoption was an increase of $6,411 in assets and an increase of $7,037 of liabilities for the recognition of right-of-use assets and lease liabilities. The adoption of ASC 842 was immaterial to the condensed consolidated results of operations and cash flows.

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

The following is a table that presents net sales by geographical area:

	For the three months ended September 28, 2019	For the three months ended September 29, 2018
United States	$35,833	$36,707
All Other	5,690	7,131
Net Sales	$41,523	$43,838

	For the nine months ended September 28, 2019	For the nine months ended September 29, 2018
United States	$111,133	$111,210
All Other	19,353	22,361
Net Sales	$130,486	$133,571

All Other consists of Canada, Europe, South America, Mexico, Asia, and the Middle East.

Contract Balances

The Company does not have any contract assets such as work-in-process or contract liabilities such as customer advances. All trade receivables on the Company’s condensed consolidated balance sheet are from contracts with customers.

Contract Costs

Costs incurred to obtain a contract are capitalized unless short term in nature. As a practical expedient, costs to obtain a contract that are short term in nature are expensed as incurred. All contract costs incurred in the nine months ended September 28, 2019 and nine months ended September 29, 2018 fall under the provisions of the practical expedient and have therefore been expensed.

3.             DEBT

Credit Facilities

Bank of America Credit Facility.  On June 28, 2018, the Company and Summer Infant (USA), Inc., as borrowers, entered into a Second Amended and Restated Loan and Security Agreement with Bank of America, N.A., as agent, the financial institutions party to the agreement from time to time as lenders, and certain subsidiaries of the Company as guarantors (as amended, the “Restated BofA Agreement”). The Restated BofA Agreement replaced the Company’s prior credit facility with Bank of America, and provides for a $60,000, asset-based revolving credit facility, with a $5,000 letter of credit sub-line facility. The total borrowing capacity is based on a borrowing base, which is defined as 85% of eligible receivables plus the lesser of (i) 70% of the value of eligible inventory or (ii) 85% of the net orderly liquidation value of eligible inventory, less applicable reserves. The scheduled maturity date of loans under the Restated BofA Agreement is June 28, 2023 (subject to customary early termination provisions).  On March 25, 2019, the Company and Summer Infant (USA), Inc., as borrowers, entered into Amendment No. 1 to the Second Amended and Restated Loan and Security Agreement that modified the definitions of Capital Lease, EBITDA, Eligible Account and Revolver Borrowing Base in the Restated BofA Agreement in order to account for FASB mandated changes to lease accounting standards and provide additional financing flexibility to the Company. On November 1, 2019, the Company and Summer Infant (USA), Inc., as borrowers, entered into Amendment No. 2 to the Second Amended and Restated Loan and Security Agreement.  See Note 8 for information regarding this amendment.

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

The Restated BofA Agreement also contains customary events of default, including a cross default with the Term Loan Agreement or the occurrence of a change of control. In the event of a default, the lenders may declare all of the obligations of the Company and its subsidiaries under the Restated BofA immediately due and payable. For events of default relating to insolvency and receivership, all outstanding obligations automatically become due and payable without any action on the part of the lenders.

As of September 28, 2019, under the Restated BofA Agreement, the rate on base-rate loans was 6.25% and the rate on LIBOR-rate loans was 4.375%. The amount outstanding on the Restated BofA Agreement at September 28, 2019, was $32,000. Total borrowing capacity at September 28, 2019 was $38,852 and borrowing availability was $6,852.

Prior to entering into the Restated BofA Agreement, the Company and Summer Infant (USA), Inc. were parties to an amended and restated loan and security agreement with Bank of America, N.A., as agent, which provided for an asset-based credit facility (the “Prior Credit Facility”). The Prior Credit Facility consisted of a $60,000 asset-based revolving credit facility, with a $10,000 letter of credit sub-line facility (the “Revolving Facility”), a $5,000 “first in last out” revolving credit facility (the “FILO

Facility”) and a $10,000 term loan facility (the “Term Loan Facility”). The total borrowing capacity under the Revolving Facility was based on a borrowing base, generally defined as 85% of the value of eligible accounts plus the lesser of (i) 70% of the value of eligible inventory or (ii) 85% of the net orderly liquidation value of eligible inventory, less reserves. The total borrowing capacity under the FILO Facility was based on a borrowing base, generally defined as a specified percentage of the value of eligible accounts that steps down over time, plus a specified percentage of the value of eligible inventory that stepped down over time. As noted above, all obligations under the Revolving Facility and Term Loan Facility were repaid in connection with the Restated BofA Agreement and Term Loan Agreement described below. Loans under the FILO Facility were repaid on April 21, 2018.

Term Loan Agreement.  On June 28, 2018, the Company and Summer Infant (USA), Inc., as borrowers, entered into a Term Loan and Security Agreement (as amended, the “Term Loan Agreement”) with Pathlight Capital LLC, as agent, each lender from time to time a party to the Term Loan Agreement, and certain subsidiaries of the Company as guarantors, providing for a $17,500 term loan (the “Term Loan”). Proceeds from the Term Loan were used to satisfy existing debt, pay fees and transaction expenses associated with the closing of the Term Loan and may be used to pay obligations under the Term Loan Agreement, and for lawful corporate purposes, including working capital. The Term Loan is secured by a lien on certain assets of the Company, including a first priority lien on intellectual property, machinery and equipment, and a pledge of (i) 100% of the ownership interests of domestic subsidiaries and (ii) 65% of the ownership interests in certain foreign subsidiaries of the Company, and a junior lien on certain assets subject to the liens under the Restated BofA Agreement described above. The Term Loan matures on June 28, 2023. Summer Infant Canada Limited and Summer Infant Europe Limited, subsidiaries of the Company, are guarantors under the Term Loan Agreement.  On March 25, 2019, the Company and Summer Infant (USA), Inc., as borrowers, entered into Amendment No. 1 to the Term Loan and Security Agreement that modified definitions consistent with the amendment of the Restated BofA Agreement and also modified the IP Advance Rate Reduction Amount definition in order to provide additional financing flexibility to the Company. On November 1, 2019, the Company and Summer Infant (USA), Inc., as borrowers, entered into Amendment No. 2 to the Term Loan and Security Agreement.  See Note 8 for information regarding this amendment.

The principal of the Term Loan is being repaid, on a quarterly basis, in installments of $219, with the first installment having been paid on December 1, 2018, until paid in full on termination. The Term Loan bears interest at an annual rate equal to LIBOR, plus 9.0%. Interest payments are due monthly, in arrears. Obligations under the Term Loan Agreement are also subject to restrictions on prepayment and a prepayment penalty if the Term Loan is repaid prior to the third anniversary of the closing of the Term Loan.

The Term Loan Agreement contains customary affirmative and negative covenants that are substantially the same as the Restated BofA Agreement. In addition, if availability falls below a specified amount, then the Company must maintain a fixed charge coverage ratio at the end of each fiscal month of at least 1.0 to 1.0 for the twelve-month period then ended. The Term Loan Agreement also contains events of default, including a cross default with the Restated BofA Agreement or the occurrence of a change of control. In the event of a default, the lenders may declare all of the obligations of the Company and its subsidiaries under the Term Loan Agreement immediately due and payable. For events of default relating to insolvency and receivership, all outstanding obligations automatically become due and payable without any action on the part of the lenders.

As of September 28, 2019, the interest rate on the Term Loan was 11.13%. The amount outstanding on the Term Loan at September 28, 2019 was $16,625.

Aggregate maturities of bank debt related to the Restated BofA Agreement and the Term Loan Agreement:

Fiscal Year ending:
2019	219
2020	875
2021	875
2022	875
2023 and thereafter	$45,781
Total	$48,625

Unamortized debt issuance costs were $2,282 at September 28, 2019 and $2,395 at December 29, 2018, and are presented as a direct deduction of long-term debt on the consolidated balance sheets.

4.                                      INTANGIBLE ASSETS

Intangible assets consisted of the following:

	September 28, 2019	December 29, 2018

Brand names	$11,819	$11,819
Patents and licenses	4,047	3,766
Customer relationships	6,946	6,946
Other intangibles	1,882	1,882
	24,694	24,413
Less: Accumulated amortization	(11,667)	(11,113)
Intangible assets, net	$13,027	$13,300

The amortization period for the majority of the intangible assets ranges from 5 to 20 years for those assets that have an estimated life; certain of the assets have indefinite lives (brand names). Total of intangibles not subject to amortization amounted to $8,400 as of September 28, 2019 and December 29, 2018.

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

The Company identified and assessed the following significant assumptions in recognizing the right-of-use asset and corresponding liabilities:

•                  Expected lease term — The expected lease term includes both contractual lease periods and, when applicable, cancelable option periods when it is reasonably certain that the Company would exercise such options. These leases have remaining lease terms between 1 month and 3.75 years. The Canada lease has one 5-year extension option that has also not been included in the lease term.

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

The components of the Company’s lease expense for the three and nine months ended September 28, 2019 were as follows:

	Three Months Ended September 28, 2019	Nine Months Ended September 28, 2019
Operating lease cost	$622	$1,867
Variable lease cost	262	890
Total lease expense	$884	$2,757

Weighted-average remaining lease term	2.34 years
Weighted-average discount rate:	5.00%

Cash paid for amounts included in the measurement of the Company’s lease liabilities were $1,946 for the nine months ended September 28, 2019.

As of September 28, 2019, the present value of maturities of the Company’s operating lease liabilities were as follows:

Fiscal Year Ending:
2019	$643
2020	2,545
2021	2,036
2022	316
2023	151
Less imputed interest	(333)
Total	$5,358

Prior to the adoption of ASU 2016-02 and for the nine months ended September 29, 2018, the Company recognized rent expense on a straight-line basis over the lease period and recorded deferred rent expense for rent expense incurred but not yet paid. The Company also recorded deferred rent attributable to cash incentives received under its lease agreements which are amortized to rent expense over the lease term. During the three and nine months ended September 29, 2018, the Company recognized rent expense of $614 and $1,842 respectively.

Disclosures related to periods prior to adoption of the new lease standard:

Under ASC 840 “Leases”, approximate future minimum rental payments due under these leases as of December 29, 2018 were as follows:

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

Under the 2012 Plan, awards may be granted to participants in the form of non-qualified stock options, incentive stock options, restricted stock, deferred stock, restricted stock units and other stock-based awards. Subject to the provisions of the plans, awards may be granted to employees, officers, directors, advisors and consultants who are deemed to have rendered or are able to render significant services to the Company or its subsidiaries and who are deemed to have contributed or to have the potential to contribute to the Company’s success. The Company accounts for options under the fair value recognition standard. Share-based compensation expense for the nine months ended September 28, 2019 and September 29, 2018 was $224 and $433, respectively. Share based compensation expense is included in general and administrative expenses.

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

As of September 28, 2019, there were 1,010,623 stock options outstanding and 280,275 unvested restricted shares outstanding.

During the nine months ended September 28, 2019, the Company granted 244,000 stock options and 172,500 shares of restricted stock, respectively. The following table summarizes the weighted average assumptions used for stock options granted during the nine months ended September 28, 2019 and September 29, 2018.

	For the Nine Months Ended September 28, 2019	For the Nine Months Ended September 29, 2018
Expected life (in years)	5.0	4.9
Risk-free interest rate	2.3%	2.7%
Volatility	64.2%	64.0%
Dividend yield	0%	0%
Forfeiture rate	24.2%	23.1%

As of September 28, 2019, there were 558,208 shares available to grant under the 2012 Plan.

7.                                      WEIGHTED AVERAGE COMMON SHARES

Basic and diluted earnings or loss per share (“EPS”) is based upon the weighted average number of common shares outstanding during the period. Diluted weighted average number of common shares outstanding also included common stock equivalents such as stock options and restricted shares, using the treasury stock method. The Company does not include the anti-dilutive effect of common stock equivalents in the calculation of dilutive common shares outstanding. The computation of diluted common shares for the three months ended September 28, 2019 excluded the effect of 1,010,623 stock options and 280,275 shares of restricted stock outstanding because the effects would be anti-dilutive due to the Company’s net loss and the three months ended September 29, 2018 excluded the effect of 1,117,327 stock options and 312,471 shares of restricted stock outstanding. The computation of diluted common shares for the nine months ended September 28, 2019 excluded the effect of 1,010,623 stock options and 280,275 shares of restricted stock outstanding and the nine months ended September 29, 2018 excluded the effect of 1,183,510 stock options and 335,775 shares of restricted stock outstanding because the effects would be anti-dilutive due to the Company’s net loss for both periods.

8.                                      SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing date of this Quarterly Report on Form 10-Q and determined that no subsequent events occurred that would require recognition in the consolidated financial statements or disclosure in the notes thereto except as set forth herein.

Following the end of the period covered by this report, the Company and Summer Infant (USA), Inc., as borrowers, entered into amendments to each of the Restated BofA Agreement and the Term Loan Agreement as described below.  Please see Note 3 for additional information regarding the Restated BofA Agreement and the Term Loan Agreement.

Amendment to Restated BofA Agreement.  On November 1, 2019, the Company and Summer Infant (USA), Inc., as borrowers, entered into Amendment No. 2 to the Restated BofA Agreement (the “BofA Amendment”).  The BofA Amendment amended the terms of the Restated BofA Agreement to, among other things, (a) increase the applicable margins on base rate and LIBOR revolver loans by 50 basis points, (b) modify the definition of Financial Covenant Trigger Amount so that the amount is (i) $4,000,000 through January 15, 2020, (ii) from January 16, 2020 through March 31, 2020, the amount will be (A) $4,000,000 or (B) $5,000,000 if the Company is not in compliance with certain covenants, and (iii) from and after April 1, 2020, $5,000,000; and (c) require that the Company engage a financial advisor to assist with providing a weekly, 13-week cash flow forecast.

Amendment to Term Loan Agreement.  On November 1, 2019, the Company and Summer Infant (USA), Inc., as borrowers, entered into Amendment No. 2 to the Term Loan Agreement (the “Term Loan Amendment”).  The Term Loan Amendment amended the terms of the Term Loan Agreement to, among other things, (a) amend the definition of Financial Covenant Trigger Amount to be consistent with the BofA Amendment, (b) amend the definition of IP Advance Rate Reduction to provide that the amount of reduction will be (i) zero through December 31, 2019, (ii) 5.0 percentage points from January 1, 2020 through March 30, 2020, provided the Company complies with certain covenants, and (iii) 10.0 percentage points on and after March 31, 2020; and (c) consistent with the BofA Amendment, require that the Company engage a financial advisor to assist with providing a weekly, 13-week cash flow forecast.

ITEM 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking information and statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All forward-looking statements included in this document are based on information available to us on the date hereof. It is important to note that our actual results could differ materially from those projected in such forward-looking statements contained in this Quarterly Report on Form 10-Q. These forward-looking statements include statements concerning our expectations regarding the impact of existing tariffs or new tariffs on the cost of our imported products and pricing of our products, as well as the expected effect of our mitigation efforts; our business strategy and future growth and profitability; our ability to deliver high quality, innovative products to the marketplace; our ability to maintain and build upon our existing customer and supplier relationships; our expected cash flow and liquidity for the next 12 months; our ability to obtain additional capital for our business or identify potential strategic transactions; and our ability to build awareness of our core brands. These statements are based on current expectations that involve numerous risks and uncertainties.  These risks and uncertainties include the concentration of our business with retail customers; our ability to comply with financial and other covenants in our debt agreements; our ability to introduce new products or improve existing products that satisfy consumer preferences; our ability to develop new or improved products in a timely and cost-efficient manner; our ability to meet the continued listing requirements for the listing of our common stock on the Nasdaq Capital Market; liquidity problems or bankruptcy of our customers and their ability to pay us in a timely manner; our ability to compete with larger and more financially stable companies in our markets; our dependence on key personnel; our reliance on foreign suppliers and potential disruption in foreign markets in which we operate; increases in the cost of products or the cost raw materials used to manufacture our products; changes in international trade policy and the imposition of tariffs or other fees by the United States or other countries on our products; compliance with safety and testing regulations for our products; product liability claims arising from use of our products; unanticipated tax liabilities; an impairment of other intangible assets; and other risks as detailed in our Annual Report on Form 10-K for the year ended December 29, 2018, as amended, and subsequent filings with the Securities and Exchange Commission. All these matters are difficult or impossible to predict accurately, many of which may be beyond our control. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate.

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

In the third quarter of 2019, sales declined 5.3% as compared to the prior year period. While sales to our top customers remained strong during the quarter, higher retail price points in response to tariffs imposed on goods imported from China softened demand and resulted in a decline in sales. Our mid-tier and international customers  were also affected by fewer channels and a strong dollar. Gross profit dollars decreased by 7.5% as compared to the same prior year period principally due to the decline in sales levels combined with higher tariffs while selling expenses decreased 1.7% as a result of lower sales. General and administrative expenses increased 9.6% as compared to the prior period largely due to $284 in legal settlement charges in the third quarter while the prior year quarter included a credit of $535 to decrease a bad debt allowance for a partial recovery from the TRU bankruptcy. Net loss per diluted share for the quarter was $0.09 per share as compared to a net income of $0.01 per share for the comparable prior period.

During the third quarter, tariffs continued to impact our results and as a consequence we faced some liquidity constraints.   Based on our current projections, we believe we will continue to face some liquidity constraints in the near term.  As discussed below in Liquidity and Capital Resources, on November 1, 2019, we amended our loan agreements to provide additional flexibility as we ramp up for fiscal 2020, and expect that the steps we have taken to mitigate the impact of tariffs start to take effect. To the extent we are unable to offset the impact of  tariffs on our net sales or are unable to raise additional capital or engage in a strategic transaction, our business, financial position, results of operations and cash flows would be adversely affected.

Summary of Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 28, 2019 from our critical accounting policies and estimates disclosed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2018 Form 10-K except for the adoption of the new lease accounting rules in the first quarter of fiscal 2019 as noted in Note 1 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Results of Operations

	For the three months ended (Unaudited)		For the nine months ended (Unaudited)
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net sales	$41,523	$43,838	$130,486	$133,571
Cost of goods sold	28,928	30,227	89,599	90,974
Gross profit	12,595	13,611	40,887	42,597
General & administrative expenses	8,353	7,623	26,255	29,587
Selling expenses	3,597	3,658	10,981	9,427
Depreciation and amortization	919	1,012	2,808	3,087
Operating income (loss)	(274)	1,318	843	496
Interest expense, net	1,191	1,118	3,733	3,300
Income (loss) before provision (benefit) for income taxes	(1,465)	200	(2,890)	(2,804)
Provision (benefit) for income taxes	195	82	392	(513)
Net income (loss)	$(1,660)	$118	$(3,282)	$(2,291)

Three Months ended September 28, 2019 compared with Three Months ended September 29, 2018

Net sales decreased 5.3% from $43,838 for the three months ended September 29, 2018 to $41,523 for the three months ended September 28, 2019. Sales to our top customers remained strong and we increased sales across several of our product categories, including strollers, boosters, changing pads, and soothers for the three months ended September 28, 2019 as compared to the three months ended September 29, 2018. However, these increases were offset by the negative impact of increased tariffs imposed on goods imported into the United States from China that led to higher retail price points that resulted in softened demand and a decline in our mid-tier and international sales were affected by fewer channels and a stronger dollar.

Cost of goods sold includes cost of the finished product from suppliers, tariffs/duties on certain imported items, freight-in from suppliers, and miscellaneous charges. The components of cost of goods sold remained substantially the same for the quarter ended September 28, 2019 as compared to the quarter ended September 29, 2018.

Gross profit decreased 7.5% from $13,611 for the three months ended September 29, 2018 to $12,595 for the three months ended September 28, 2019. Gross profit as a percent of net sales declined slightly from 31.1% for the three months ended September 29, 2018 to 30.3% for the three months ended September 28, 2019. Gross profit dollars declined principally due to lower sales and increased tariffs that were offset only in part by increased wholesale prices, a shift in sales mix, and the decline in value of foreign currency sales. Gross margin as a percent of net sales declined due to increased tariffs, a shift in sales mix, and the decline in value of foreign currency sales.

General and administrative expenses increased 9.6% from $7,623 for the three months ended September 29, 2018 to $8,353 for the three months ended September 28, 2019.  General and administrative expenses increased from 17.4% of net sales for the three months ended September 29, 2018 to 20.1% of net sales for the three months ended September 28, 2019.  The increase in dollars and as a percent of sales was primarily attributable to $284 in legal settlement costs in the three months ended September 28, 2019 while the three months ended September 29, 2018 included a one-time $535 adjustment to decrease the allowance for bad debt due to a partial recovery from the TRU bankruptcy.

Selling expenses decreased 1.7% from $3,658 for the three months ended September 29, 2018 to $3,597 for the three months ended September 28, 2019. Selling expenses increased as a percent of net sales from 8.3% for the three months ended September 29, 2018 to 8.7% for the three months ended September 28, 2019. The decrease in selling expense dollars is attributable to lower sales. The increase as a percent of sales for the three months ended September 28, 2019 as compared to the three months ended Setember 29, 2018 was primarily attributable to increased cooperative advertisements and consumer advertisement primarily for new product launches and on-line marketing initiatives as compared to the three months ended September 29, 2018.

Depreciation and amortization decreased 9.2% from $1,012 for the three months ended September 29, 2018 to $919 for the three months ended September 28, 2019. The decrease in depreciation and amortization was attributable to lower capital investment over the past year.

Interest expense increased 6.5% from $1,118 for the three months ended September 29, 2018 to $1,191 for the three months ended September 28, 2019.  Interest expense increased due to higher debt levels and increased interest rates under our credit facilities.

For the three months ended September 29, 2018, we recorded an $82 provision for income taxes on $200 of pretax income, reflecting an estimated 41.0% tax rate for the quarter. For the three months ended September 28, 2019, we recorded a $195 provision for income taxes on $1,465 of pretax loss. The provision for income tax for the three months ended September 28, 2019 included a $311 discrete valuation allowance charge for nondeductible interest expense.

Nine Months ended September 28, 2019 compared with Nine Months ended September 29, 2018

Net sales decreased 2.3% from $133,571 for the nine months ended September 29, 2018 to $130,486 for the nine months ended September 28, 2019 due mainly to the fact that the nine months ended September 29, 2018 included $2,954 of sales to Babies R Us, a subsidiary of Toys R Us (“TRU”), that did not recur in the nine months ended September 28, 2019 as a result of the liquidation of TRU in 2018. For the nine months ended September 28, 2019, sales to our top four customers increased by 6.5% over the prior year period and sales increased across several of our product categories such as in gates, potty, strollers, changing pads, and soothers. However, these increases were offset by the negative impact of increased tariffs imposed on goods imported into the United States from China that led to higher retail price points that resulted in softened demand and a decline in our mid-tier and international sales were affected by fewer channels and a stronger dollar.

Cost of goods sold includes cost of the finished product from suppliers, tariffs/duties on certain imported items, freight-in from suppliers, and miscellaneous charges. The components of cost of goods sold remained substantially the same for the nine months ended September 28, 2019 as compared to the nine months ended September 29, 2018.

Gross profit decreased 4.0% from $42,597 for the nine months ended September 29, 2018 to $40,887 for the nine months ended September 28, 2019. Gross margin as a percent of net sales decreased from 31.9% for the nine months ended September 29, 2018 to 31.3% for the nine months ended September 28, 2019. Gross profit dollars declined principally due to lower sales and increased tariffs that were offset only in part by increased wholesale prices, a shift in sales mix, and the decline in value of foreign currency sales. Gross margin as a percent of net sales declined due to increased tariffs, a shift in sales mix, and the decline in value of foreign currency sales.

General and administrative expenses decreased 11.3% from $29,587 for the nine months ended September 29, 2018 to $26,255 for the nine months ended September 28, 2019.  General and administrative expenses decreased from 22.2% of net sales for the nine months ended September 29, 2018 to 20.1% of net sales for the nine months ended September 28, 2019.  The decrease in dollars and as a percent of sales was primarily attributable to a non-recurring $1,813 increase in our allowance for bad debts due to the liquidation of TRU’s U.S. assets in the nine months ended September 29, 2018 as well as lower labor and other costs as a result of cost reduction actions taken in the three months ended March 30, 2019.

Selling expenses increased 16.5% from $9,427 for the nine months ended September 29, 2018 to $10,981 for the nine months ended September 28, 2019. Selling expenses also increased as a percent of net sales from 7.1% for the nine months ended September 29, 2018 to 8.4% for the nine months ended September 28, 2019. The increase in selling expense dollars and as a percent of net sales for the nine months ended September 28, 2019 was primarily attributable to increased cooperative advertisements and consumer advertisement costs primarily for new product launches and on-line marketing initiatives as compared to the nine months ended September 29, 2018, which also included a larger component of direct import sales.

Depreciation and amortization decreased 9.0% from $3,087 for the nine months ended September 29, 2018 to $2,808 for the nine months ended September 28, 2019. The decrease in depreciation was attributable to the decline in capital investment primarily over the past year.

Interest expense increased 13.1% from $3,300 for the nine months ended September 29, 2018 to $3,733 for the nine months ended September 28, 2019.  The increase in interest expense was primarily attributable to higher debt levels, increased interest rates under our new credit facilities. Interest expense for the nine months ended September 29, 2018, included a write off of $518 of previously unamortized prepaid finance fees associated with the repayment of existing debt from the proceeds of our June 2018 refinancing.

For the nine months ended September 29, 2018, we recorded a $513 benefit for income taxes on $2,804 of pretax loss, reflecting an estimated 18.3% tax rate. For the nine months ended September 28, 2019, we recorded a $392 provision for income taxes on $2,890 of pretax loss. The provision for income taxes for the nine months ended September 28, 2019, included a $805 discrete valuation allowance charge for nondeductible interest expense.

Liquidity and Capital Resources

We fund our operations and working capital needs through cash generated from operations and borrowings under our credit facilities.

In our typical operational cash flow cycle, inventory is purchased in U.S. dollars to meet expected demand plus a safety stock. Because the majority of our suppliers are based in Asia, inventory takes from three to four weeks to arrive from Asia to the various distribution points we maintain in the United States, Canada and the United Kingdom. Payment terms for these vendors are approximately 60-75 days from the date the product ships from Asia and therefore we are generally paying for the product a short time after it is physically received in the United States.  In turn, sales to customers generally have payment terms of 60 days, resulting in an accounts receivable and increasing the amount of cash required to fund working capital.  To bridge the gap between paying our suppliers and receiving payment from our customers for goods sold, we rely on our credit facilities.

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

For the nine months ended September 28, 2019, net cash provided by operating activities totaled $1,142 primarily due to a reduction in accounts receivable and inventory during the year offset by a decrease in accounts payable and accrued expenses. Net cash provided by operating activities for the nine months ended September 29, 2018 was $5,444 primarily due to a reduction in inventory offset by a reduction in accounts payable.

For the nine months ended September 28, 2019, net cash used in investing activities was approximately $1,913. For the nine months ended September 29, 2018, net cash used in investing activities was $2,644. The company reduced its investment in capital expenditures in the nine months ended September 28, 2019.

Net cash provided by financing activities was approximately $828 for the nine months ended September 28, 2019 and reflected borrowings on our credit facilities primarily to reduce supplier payables. Net cash used by financing activities was approximately $2,554 for the nine months ended September 29, 2018, reflecting repayments on our credit facilities with funds generated from operating activities.

Based primarily on the above factors, net cash decreased for the nine months ended September 28, 2019 by $62, resulting in a cash balance of approximately $659 at September 28, 2019.

In addition to operating cash flow, we also rely on our asset-based revolving credit facility with Bank of America, N.A. and our term loan agreement with Pathlight Capital to meet our financing requirements, which are subject to changes in our inventory and account receivable levels. We regularly evaluate market conditions, our liquidity profile, and various financing alternatives for opportunities to enhance our capital structure. As discussed below, on November 1, 2019, we negotiated amendments to our credit agreement and term loan agreement to provide additional flexibility.

If we are unable to meet our current financial projections, do not adequately control expenses, or adjust our operations accordingly, we may continue to experience constraints on our liquidity and may not meet the requirements under our credit agreement and term loan agreement to maintain a specified level of availability.  If our availability drops below specified levels, we will be required to meet certain financial covenants under our credit agreement and term loan agreement as discussed below. There is no assurance that we will meet all of our financial or other covenants in the future, or that our lenders will grant waivers or agree to amend the terms of our agreements with them if there are covenant violations. Therefore, in light of our current liquidity constraints, we may be required to seek to raise additional funds through debt or equity financings, restructure our existing debt, engage in strategic collaborations, and/or a strategic transaction that is in the best interest of our stockholders.  Any such financing or strategic transaction could result in significant dilution to our existing stockholders, depending on the terms of the transaction. While we have engaged a strategic advisor to assist us in identifying and evaluating potential strategic transactions, if we are unable to identify a strategic transaction, raise additional funds, and/or restructure our existing debt, our operations could be limited and we may not be able to meet all of our obligations under our credit agreement and term loan agreement.

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

On March 25, 2019, the Company and Summer Infant (USA), Inc., as borrowers, entered into Amendment No. 1 to the Restated BofA Agreement that modified the definitions of Capital Lease, EBITDA, Eligible Account and Revolver Borrowing Base in the Restated BofA

Agreement in order to account for FASB mandated changes to lease accounting standards and provide additional financing flexibility to the Company. On November 1, 2019, the Company and Summer Infant (USA), Inc., as borrowers, entered into Amendment No. 2 to the Restated BofA Agreement (“BofA Amendment”).  The BofA Amendment amended the terms of the Restated BofA Agreement to, among other things, (a) increase the applicable margins on base rate and LIBOR revolver loans by 50 basis points, (b) modify the definition of Financial Covenant Trigger Amount so that the amount is (i) $4,000,000 through January 15, 2020, (ii) from January 16, 2020 through March 31, 2020, the amount will be (A) $4,000,000 or (B) $5,000,000 if the Company is not in compliance with certain covenants, and (iii) from and after April 1, 2020, $5,000,000; and (c) require that the Company engage a financial advisor to assist with providing a weekly, 13-week cash flow forecast.

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

The Restated BofA Agreement also contains customary events of default, including a cross default with the Term Loan Agreement or the occurrence of a change of control. In the event of a default, the lenders may declare all of the obligations of the Company and its subsidiaries under the Restated BofA Agreement immediately due and payable. For events of default relating to insolvency and receivership, all outstanding obligations automatically become due and payable without any action on the part of the lenders.

As of September 28, 2019, under the Restated BofA Agreement, the rate on base-rate loans was 6.25% and the rate on LIBOR-rate loans was 4.375%. The amount outstanding on the Restated BofA Agreement at September 28, 2019 was $32,000. Total borrowing capacity at September 28, 2019 was $38,852 and borrowing availability was $6,852.

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

On March 25, 2019, the Company and Summer Infant (USA), Inc., as borrowers, entered into Amendment No. 1 to the Term Loan Agreement that modified definitions consistent with the amendment of the Restated BofA Agreement, and also modified the IP Advance Rate Reduction Amount definition in order to provide additional financing flexibility to the Company. On November 1, 2019, the Company and Summer Infant (USA), Inc., as borrowers, entered into Amendment No. 2 to the Term Loan Agreement (the “Term Loan Amendment”).  The Term Loan Amendment amended the terms of the Term Loan Agreement to, among other things, (a) amend the definition of Financial Covenant Trigger Amount to be consistent with the BofA Amendment, (b) amend the definition of IP Advance Rate Reduction to provide that the amount of reduction will be (i) zero through December 31, 2019, (ii) 5.0 percentage points from January 1, 2020 through March 30, 2020, provided the Company complies with certain covenants, and (iii) 10.0 percentage points on and after March 31, 2020; and (c) consistent with the BofA Amendment, require that the Company deliver engage a financial advisor to assist with providing a weekly, 13-week cash flow forecast.

The principal of the Term Loan is being repaid, on a quarterly basis, in installments of $219, with the first installment having been paid on December 1, 2018, until paid in full on termination. The Term Loan bears interest at an annual rate equal to LIBOR, plus 9.0%. Interest payments are due monthly, in arrears. Obligations under the Term Loan Agreement are also subject to restrictions on prepayment and a prepayment penalty if the Term Loan is repaid prior to the third anniversary of the closing of the Term Loan.

The Term Loan Agreement contains customary affirmative and negative covenants that are substantially the same as the Restated BofA Agreement. In addition, if availability falls below a specified amount, then the Company must maintain a fixed charge coverage ratio at the end of each fiscal month of at least 1.0 to 1.0 for the twelve-month period then ended. The Term Loan Agreement also contains events of default, including a cross default with the Restated BofA Agreement or the occurrence of a change of control. In the event of a default, the lenders may declare all of the obligations of the Company and its subsidiaries under the Term Loan Agreement immediately due and payable. For events of default relating to insolvency and receivership, all outstanding obligations automatically become due and payable without any action on the part of the lenders.

As of September 28, 2019, the interest rate on the Term Loan was 11.13%. The amount outstanding on the Term Loan at September 28, 2019 was $16,625.

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

ITEM 4.                        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as of September 28, 2019. Our Chief Executive Officer and Chief Financial Officer have concluded, based on this evaluation, that our controls and procedures were effective as of September 28, 2019.

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

Summer Infant, Inc.

Date: November 12, 2019	By:	/s/ Mark Messner
Mark Messner
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2019	By:	/s/ Paul Francese
Paul Francese
Chief Financial Officer
(Principal Financial and Accounting Officer)