Form 10-K
period 2019-12-28
Summer Infant, Inc.
filed 2020-03-18
CIK 1314772

Use these links to rapidly review the document
TABLE OF CONTENT
Summer Infant, Inc. and Subsidiaries Index to Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2019
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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

         The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates as of June 29, 2019, was $4.2 million (and has not been adjusted to reflect the reverse stock split effective March 13, 2020). For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

         The number of shares issued and outstanding of the registrant's common stock as of March 16, 2020 was 2,108,743 (excluding unvested restricted shares that have been issued to employees) reflecting the reverse stock split effective March 13, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Proxy Statement for its 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

        When used in this report, the terms "Summer," the "Company," "we," "us," and "our" mean Summer Infant, Inc. and its subsidiaries. Note that all dollar amounts in Part I are in thousands of U.S. dollars unless otherwise noted.

Item 1.    Business

Overview

        We are an infant and juvenile products company originally founded in 1985 and have publicly traded on the Nasdaq Stock Market since 2007 under the symbol "SUMR." We are a recognized authority in the juvenile product industry, providing parents and caregivers a full range of innovative, high-quality, and high-value products to care for babies and toddlers. We seek to improve the quality of life of parents, caregivers, and babies through our product offerings, while at the same time maximizing shareholder value over the long term.

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

        In 2019, we announced our new brand and product strategy, and are doing business under the name SUMR Brands. We believe this "family of brands" approach better reflects our strategic vision and evolving consumer expectations. As described below in "Sales and Marketing," we seek to leverage our brands, Summer™, SwaddleMe® and born free®, to cover multiple consumer demographics, retailers, and channels.

Strategic Priorities

        Our goal is to become a globally recognized leader in the juvenile product industry by creating products that families everywhere need, want, love and depend on. We will continue to support a roadmap for sustainable growth in 2020 and beyond by developing and launching new products based on consumer demand, while also strengthening our core product offerings. Additionally, we will continue to expand our reach through a portfolio of brands, strategically positioned to appeal to multiple consumer demographics, and further develop our key customer relationships. We believe the following key strategic priorities position us to capitalize on market trends and fuel our future growth:

  •
  Growth through product.  We continuously seek to create differentiated products that appeal to consumers who increasingly demand high-quality, long-lasting products that make family life easier, safer, and more fun. We pride ourselves as leaders of innovation within the juvenile products industry. We strive to deliver innovation in various ways based upon product category, including design innovation in potties and gates, new convenience features in bath and strollers, inventive technology in our baby video monitors, and an expanded range of safe-sleep solutions within our SwaddleMe® branded product line. In 2020, we are launching a new infant car seat and travel system that offers many high-end features at a competitive price point. We believe that this expansion will allow us to reach the first-time expectant parent market in a meaningful way and bring them through our entire product line as their babies grow.

  •
  Growth through brand.  By developing a strategic approach to our consumer brands, we believe we are positioned to expand our appeal to a wide variety of consumer demographics while providing retailer differentiation. We continue to take a digital-first approach to marketing communications and brand development. By implementing online marketing, marketing automation, social publishing/listening, and digital analytics tools, we believe we will be able to communicate more effectively with consumers of our products and understand what is important to them. In addition, we expect to continue to focus on online merchandising to drive conversion rates both in-store and online, as a majority of consumers research products online before buying either at retail or through e-commerce.

  •
  Growth through distribution.  We have strong partnerships with our suppliers in the U.S., Mexico, and Asia. We believe that our ability to develop products that are preferred by consumers and cost-efficient gives us a competitive advantage in meeting our customer demands. We have long-standing relationships with our brick and mortar and e-commerce retail customers in the U.S., and will continue to focus on strengthening them to increase our presence in stores and online.

  •
  Continuous infrastructure improvement.  A large percentage of our 2019 efforts and planned 2020 activities are focused on operational cost reductions, product sourcing and tariff mitigation, and streamlining improvements. Active programs include ongoing SKU reductions and rationalization, consolidation of UK distribution operations into our China facility, warehouse labor reductions, leasehold rationalization and the subletting of excess space where applicable. Additionally, we plan on increasing our direct import business, relocating product manufacturing in Asia to realize reduced tariffs and lower costs, and overall supply chain/order management staff consolidation.

Products

        We currently market our products in several product categories including gates, potty, bath, entertainers, baby monitors, specialty blankets, strollers, car seats and travel systems. We are a North American market leader in the gate, bath, and the potty categories as well as a North American market leader in the convenience stroller segment. We market our core products, under our Summer™, SwaddleMe®, and born free® brand names.

        Within gates, we offer a product range of more than 30 products. Our line of gates offer versatility that covers use in home, ease of installation, and aesthetically pleasing designs. We appeal to consumers with our combination of high quality and various designs matching home décor. We continue to receive positive feedback from retailers as we expand our portfolio.

        We first entered the infant bathing category in 2002, and we have continued to create useful and safe solutions for bathing. Our innovative bath product, My Bath Seat™ continues to be extremely popular with consumers. We have an established roadmap for developing products in the four phases of bathing (sponges, bathers, bath tubs, and bath seats) to address consumer needs as baby grows, and to create loyalty to our brands, with new products available in 2020.

        Our My Size™ Potty and the My Size™ Potty Train & Transition have been well-received by retailers and consumers alike. In 2020, we expect to continue to offer consumers more options in this product line and to obtain incremental placements with our retail customers. We are a market share leader in potties, with additional offerings that support different consumer needs and various price points in regards to potty training.

        We are a North American market leader in the convenience segment of strollers. Our 3Dlite® Convenience Stroller continues to be a favorite among parents. We have continued to expand our 3D line of lightweight, affordable, feature rich strollers with the 3Dlite® +, a new lightweight convenience stroller with refined fashion and new features as well as the 3Dgo and 3D Pac. In 2020, we will also be launching the modular travel system with an infant car seat.

        Our monitors were first introduced in 2001 and are distinguished by ease of use, innovative features, and their high quality. Currently, we offer audio and video monitors under the Summer™ brand. Our monitors feature high quality components, intended to fulfill the desire for consumers to connect with baby at any time or place. 2019 saw the successful launch of our Baby Pixel monitor, and we have continued to expand the product line with offerings including Baby Pixel Zoom HD and Baby Pixel Cadet.

        Our specialty blankets include SwaddleMe® specialty blankets as well as our expanded line of Slumber Buddy soothers. Acquired in 2008, SwaddleMe® continues to be a trusted brand synonymous with infant safe sleep. A new brand refresh, SwaddleMe branded website, and an expanded range of products are expected to launch in early 2020.

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

        Asian-made goods are shipped on the water to our warehouses, which typically takes up to four weeks. We also utilize a direct import program, to reduce costs and shipping time to certain customers. We maintain inventory in warehouses located in the United States and Canada as well as a third-party logistics warehouse in China. Most of our customers pick up their goods at our warehouses. We also deliver shipments direct to customers for sales from our own website and our consumer replacements program as well as for other smaller retail partners that request such arrangements.

Sales and Marketing

        Our products are largely marketed and sold through our own direct sales force. We have also established a strong network of independent manufacturers' representatives and distributors to provide sales and customer service support for retail customers in North America and internationally. We seek to expand our direct-to-consumer sales, which we believe will also increase overall brand awareness. Sales are recognized upon transfer of title to our customers and are made utilizing standard credit terms of approximately 60 days. We generally accept returns only for defective merchandise.

        Marketing, promotion and consumer engagement are key elements in the juvenile industry. Historically, a significant percentage of our promotional spending has been structured in coordination with large retail partners. We continue to focus our marketing efforts on growing brand awareness among our target consumer demographic, optimizing marketing investments, and executing an integrated marketing strategy. We believe an important component of our future growth is based on speaking to the right customer, with the right content, in the right channel, at the right time. We have implemented online marketing, social media, and digital analytics tools, which allow us to better measure the performance of our marketing activities, learn from our consumers, and receive valuable insights into industry and competitor activities.

        Customer service is a critical component of our marketing strategy. We maintain a U.S.-based internal customer service department that responds to customer inquiries, investigates and resolves issues, and is available to assist customers and consumers during business hours. In 2019, we launched live chat on our direct-to-consumer websites to allow consumers to connect with the consumer service team as they research products or shop on our branded websites.

Competition

        The juvenile product industry has many participants, none of which has dominant market share, though certain companies may have disproportionate strength in specific product categories. We compete with a number of different companies in a variety of categories, although there is no single company that competes with us across all of our product categories. Our largest direct competitors are Tomy Company, Ltd., Dorel Industries, Inc., Regalo Baby®, Munchkin®, GB® (Goodbaby International Holdings, Ltd.), Graco® (a subsidiary of Newell Rubbermaid), Chicco®, Fisher-Price® (a subsidiary of Mattel, Inc.), Aden & Anais®, and Motorola® (a licensed brand of Binatone Communications Group).

        The primary method of competition in the industry consists of brand positioning, product innovation, quality, price, and timely distribution. Our competitive strengths include our ability to develop innovative new products, speed to market, our relationships with major retailers, and the quality and pricing of our products.

Intellectual Property

        We rely on a combination of trademarks, patents, and trade secrets to protect our intellectual property. Our current U.S. patents include various design features related to safety gates, bouncers, bathers, and monitors with several other patents under review by the United States Patent and Trademark Office (USPTO). The issued patents expire at various times depending on the date of issuance during the next 15 years. In certain circumstances, we will partner with third parties to develop proprietary products, and, where appropriate, we have license agreements related to the use of third-party innovation in our products. The duration of our trademark registrations varies from country to country. However, trademarks are generally valid and may be renewed indefinitely as long as they are in use and/or their registrations are properly maintained.

Customers

        Sales to the Company's top seven customers together comprised approximately 81% of our sales in fiscal 2019 and 77% of our sales in fiscal 2018. Of these customers, three generated more than 10% of sales for fiscal 2019: Amazon.com (26%), Walmart (25%), and Target (17%). In fiscal 2018, three customers generated more than 10% of sales: Amazon.com (23%), Walmart (23%), and Target (16%)

        We have no long-term contracts with these customers, and as a result, our success depends heavily on our customers' willingness to purchase and provide shelf space for our products.

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

Employees

        As of December 28, 2019, we had 159 employees, 156 of whom were full time employees and 74 of whom worked in our Rhode Island headquarters.

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

Item 1A.    Risk Factors

        An investment in our securities involves a high degree of risk. You should carefully consider the risks described below before making an investment decision. If any of the events or circumstances described in the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected and the trading price of our common stock could decline. The risk factors listed below are not exhaustive. We operate in a very competitive and rapidly changing environment in which new factors may emerge from time to time, and it is not possible for management to predict the impact of all of these factors on our business, financial condition or results of operations.

Our business may be materially adversely impacted due to the recent coronavirus outbreak in the U.S.

        Our business may be materially adversely impacted by the effects of the recent coronavirus outbreak in the U.S. In addition to other risks related to the outbreak noted below, such as to our supply chain or a temporary closure of our distribution facility, as of the date of this filing, multiple retail stores in the U.S. have temporarily closed their stores in response to the outbreak, and state governments are taking action to curtail public activities. A significant portion of our sales in 2019 were made to large and small retail stores. We cannot at this time accurately predict what effects the closure of our customers' stores and the coronavirus outbreak in the U.S. will have on our sales in 2020, including due to uncertainties relating to the ultimate geographic spread of the virus, the severity of the disease, the duration of the outbreak, the length of voluntary business closures and governmental actions taken in response to the outbreak. More generally, a widespread health crisis could adversely affect the U.S. economy, resulting in an economic downturn that could affect demand for our products and therefore impact our results.

The concentration of our business with certain retail customers means that changes in the purchasing policies of these customers could have a significant impact on our business and operating results.

        In fiscal 2019, sales to our top seven customers, including Amazon.com, Wal-Mart, and Target, accounted for approximately 81% of our total sales. We do not have long-term commitments or contracts with any of our retail customers, and retailers make purchases by delivering one-time purchase orders. As such, any customer could potentially renegotiate the terms of our business relationship at any time, which might include reducing overall purchases of our products, altering pricing, reducing the number and variety of our products carried and the shelf space allotted for our products, and reducing cooperative advertising or marketing support. Because of the current concentration of our business with these retail customers, a change in our relationship with any of these customers could adversely affect our results of operations and financial condition.

Increased tariffs, additional tariffs or other import or export taxes on our products could have an adverse impact on the cost of our product, the demand for our products and our business, financial condition and results of operations. Further, any suspension, revocation, expiration, non-renewal or other loss of our temporary exemption from certain tariffs could adversely affect our business, financial condition and results of operations.

        The United States and other countries have levied tariffs and taxes on certain goods, including products imported into the United States from China. The majority of our products are manufactured outside the United States, mainly in China, and imported for sale in the United States. Tariffs enacted in 2018 and 2019 impacted our 2018 and 2019 results, and caused market disruption amongst our major customers. While we took actions to mitigate the impact of these tariffs and are exploring alternative sources of supply outside of China, if existing tariffs are increased or if additional tariffs or trade restrictions are implemented by the United States, China or other countries, the cost of our products manufactured in China or other countries and imported into the United States would increase substantially, which would force us to increase the prices of the affected products.

        In December 2019, an exclusion for metal safety gates was granted by the USTR, retroactive to the date of implementation (September 2018). Any amounts we paid in respect of such tariffs between the time of their implementation and the date the exclusion was granted will be refunded. However, the exclusion is temporary and expires in August 2020. While the USTR is expected to publish a process to seek extension of the exclusion, there can be no guarantee that the exclusion will be extended past August 2020. Any suspension, revocation, expiration, non-renewal or other loss of the granted exclusion could adversely affect our business, financial condition and results of operations. We would be required to negotiate for increased prices to mitigate the impact of the tariffs, which in turn could impact demand for our products.

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

We may not achieve some or all of the expected benefits of or savings from our restructuring initiatives, and our restructuring initiatives may adversely impact our business, financial condition and results of operations.

        In 2020, we announced restructuring initiatives to further streamline our operations and improve our financial outlook. We may not be able to obtain the cost savings and benefits that are initially anticipated in connection with these restructuring initiatives. Reorganization and restructuring can require a significant amount of management and other employees' time and focus, which may divert attention from operating and growing our business. If these initiatives are not implemented in a timely manner, anticipated cost savings and benefits are not realized, business disruption occurs during the pendency of or following such actions, or unanticipated charges are incurred, particularly if material, there may be a negative effect on our business, financial condition and results of operations.

The intense competition in our market could reduce our net sales and profitability.

        We operate in a highly competitive market and compete with several large domestic and foreign companies and with smaller producers of infant and juvenile products. Many of our competitors have longer operating histories, greater brand recognition, and greater financial, technical, marketing and other resources than us, or have greater e-commerce and social media presence than us. We experience price competition for our products and competition for shelf space at retailers, all of which may increase in the future. If we cannot adjust to changes in our market and compete successfully in the future, our net sales and profitability will likely decline.

Our ability to grow and compete will be harmed if we do not successfully satisfy consumer preferences, enhance existing products, develop and introduce new products, and successfully market and achieve acceptance of our products.

        Our business and operating results depend largely upon providing our customers with products that appeal to the end user. Consumer preferences are constantly changing, particularly among parents whom are often the end purchasers of our products. Our success largely depends on our ability to identify emerging trends in the infant and juvenile health, safety and wellness marketplace, and to design quality products that address consumer preferences and prove safe and cost effective.

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

        In developing new products and product lines, we have anticipated dates for associated product introductions. When we state that we will introduce, or anticipate introducing, a particular product or product line at a certain time in the future, those expectations are based on completing the associated development, implementation, marketing work, and manufacturing in accordance with our currently anticipated development schedule. Unforeseen delays or difficulties in the development process, significant increases in the planned cost of development, changes in anticipated consumer demand for our products, and delays in the manufacturing process may cause the introduction date for products to be later than anticipated or, in some situations, may cause a product introduction to be discontinued. The risk is also heightened by the sophistication of certain products we are designing, in terms of combining digital and analog technologies, and providing greater innovation and product differentiation. If we are unable to manufacture, source and ship new products in a timely manner and on a cost effective basis, it could have an adverse effect on our business and operating results.

If we do not maintain sufficient inventory levels or if we are unable to deliver our products to our customers in sufficient quantities, or on a timely basis, or if our inventory levels are too high, our operating results will be adversely affected.

        Our business places stringent demands on our inventory forecasting and production planning processes. This inventory management approach may be particularly challenging when combined with "just-in-time" inventory management systems commonly used by customers to minimize their inventory levels. If we fail to meet tight shipping schedules, we could damage our relationships with customers, increase our shipping costs or cause sales opportunities to be delayed or lost. To deliver our merchandise on a timely basis, we need to maintain adequate inventory levels of the desired products. This approach requires us to begin to place orders for components for certain products up to a year in advance, and we procure a significant amount of product months in advance of certain time periods. At the time we place factory orders, we may not have firm orders from customers or a complete understanding of what consumer demand for those products will be. If our inventory forecasting processes are not accurate, it may result in inventory levels in excess of the levels forecasted and we may not have sufficient space at our main distribution center to accommodate excess inventory. As a result, we could be required to record inventory write-downs for excess and obsolete inventory, and/or incur additional expense for storage of excess inventory, which would adversely affect our operating results. In addition, if our processes result in our inventory levels being too low to meet customer demand, we may lose sales, which could adversely affect our operating results.

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

        While most of our sales continue to be in North America, we operate facilities and sell products in countries outside the United States. Additionally, as we discuss below, we utilize third-party suppliers and manufacturers located in Asia to produce a majority of our products. These sales and manufacturing operations, including operations in emerging markets that we have entered, may enter, or may increase our presence in, are subject to the risks associated with international operations, including:

  •
  economic and political instability;

  •
  restrictive actions by foreign governments;

  •
  greater difficulty enforcing intellectual property rights and weaker laws protecting intellectual property rights;

  •
  trade restrictions;

  •
  work stoppages or other changes in labor conditions;

  •
  disease epidemics and health-related concerns, such as the H1N1 virus, coronavirus, or SARS outbreaks in recent years, which could result in closed factories, reduced workforces, scarcity of raw materials, scrutiny or embargo of goods produced in infected areas, or delays in manufacturing or shipment of products to the U.S.;

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

        Future changes to the U.S. tariff and import/export regulations could have a negative effect on our results of operations. Due to our reliance of manufacturers located in China, from which we import a majority of our products, the occurrence of such trade reforms or restrictions could impact our business in an adverse manner.

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

Earthquakes, floods, fire, epidemics or other catastrophic events out of our control may damage or impact the operations of our primary distribution facility and harm our results of operations.

        Our primary distribution facility is located in Riverside, California, near major earthquake faults. A catastrophic event, such as an earthquake, flood, fire, or other natural or manmade disaster, could impact operations at this facility. In addition, the state of California has declared a state of emergency related to the recent coronavirus outbreak, and operations at our distribution facility could be disrupted or required to close if there are any employees who are diagnosed with the coronavirus or there is a governmentally-imposed quarantine or other geographic limitations imposed on companies doing business in California. Any of these events could impair distribution of our products, damage inventory, interrupt critical functions, or otherwise affect our business negatively, harming our results of operations.

Any adverse change in our relationship with our suppliers could harm our business.

        We rely on numerous third-party suppliers located in Asia for the manufacture of most of our products. While we believe that alternative suppliers could be located if required, our product sourcing could be affected if any of these suppliers do not continue to manufacture our products in required quantities or at all, or with the required levels of quality. We do not have any long-term supply contracts with our foreign suppliers; rather, we enter into purchase orders with these suppliers. In addition, difficulties encountered by these suppliers in the countries where they operate, such as fire, accident, natural disasters, outbreaks of contagious diseases, or political unrest, could halt or disrupt production at the affected locations, resulting in delay or cancellation of orders. For instance, the recent coronavirus outbreak in China may result in delays in manufacturing of our products due to closure of factories and delays in shipping products to the U.S., which could impact our sale forecasts and inventory levels. Any of these events could result in delayed deliveries by us of our products, causing reduced sales and harm to our reputation and brand name.

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

        Because we produce infant and juvenile health, safety and wellness consumer products, we are subject to significant government regulation and face product liability risks relating to consumer use of our products. We must comply with a variety of state and federal product safety and product testing regulations. In particular, our products are subject to the Consumer Product Safety Act, the Federal Hazardous Substances Act ("FHSA") and the Consumer Product Safety Improvement Act ("CPSIA"), which empower the Consumer Product Safety Commission (the "CPSC"), to take action against hazards presented by consumer products. With expanded authority under the CPSIA, the CPSC has and continues to adopt new regulations for safety and products testing that apply to our products. These regulations have or likely will significantly increase the regulatory requirements governing the manufacture and sale of children's products and increase the potential penalties for noncompliance with applicable regulations. The CPSC has the authority to exclude from the market and recall certain consumer products that are found to be potentially hazardous. Consumer product safety laws also exist in some states and cities within the United States and in Canada and Europe, as well as certain other countries. If we fail to comply with these laws and regulations, or if we face product liability claims, we may be subject to damage awards or settlement costs that exceed any available insurance coverage and we may incur significant costs in complying with recall requirements.

        We maintain a quality control program to help ensure compliance with applicable product safety requirements. Nonetheless, we have experienced, and may in the future experience, issues in products that may lead to product liability, personal injury or property damage claims, recalls, withdrawals, replacements of products, or regulatory actions by governmental authorities. A product recall could have an adverse effect on our results of operations and financial condition, depending on the product affected by the recall and the extent of the recall efforts required. A product recall could also negatively affect our reputation and the sales of other products. Furthermore, concerns about potential liability may lead us to voluntarily recall selected products. Complying with existing or new regulations or requirements could impose increased costs on our business operations, decrease sales, increase legal fees and other costs, and put us at a competitive disadvantage compared to other manufacturers not affected by similar issues with products, any of which could have an adverse effect on our financial condition. Similarly, increased penalties for non-compliance could subject us to greater expense if our products were found to not comply with such regulations.

        In addition to product liability risks relating to the use by consumers of our products, we also must comply with a variety of state and federal laws and regulations which prohibit unfair or deceptive trade practices, including dissemination of false or misleading advertising. While we take steps that we believe are necessary to comply with these laws and regulations, there can be no assurance that we will always be in compliance. Compliance with these various laws and regulations could impose significant costs on our business if we fail to comply, and could result in monetary liabilities and other penalties and lead to significant negative media attention and consumer dissatisfaction, which could have an adverse effect on our business, financial condition and results of operations.

Our success is dependent in part on our executive officers, and management turnover can create uncertainties and could disrupt and impact our business.

        Our success depends in part on the efforts of our senior management team and other key personnel. Changes in our company as a result of management transition, including the fact that our current Chief Executive Officer is serving on an interim basis, can be inherently difficult to manage and may cause disruption to our business due to, among other things, diverting management's attention away from the Company's day-to-day business, negatively impacting relationships with our key retail customers, suppliers and employees, or causing a deterioration in workplace morale. If our interim CEO were to resign, we would be forced to expend significant time and money in the pursuit of a replacement.

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

We may be unable to adequately protect our information systems from cyberattacks, which could result in the disclosure of confidential or proprietary information, including personal data, damage our reputation, disrupt our operations and subject us to significant financial and legal exposure.

        We rely on information technology systems, including systems managed by third parties, across our operations, including for management of our supply chain, sale and delivery of our products, and various other processes and transactions, including credit card processing for online sales. In the course of our operations, we may collect and use confidential customer data and a variety of personal data. A successful cyberattack could result in the theft or destruction of intellectual property, data, or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations. Cyberattacks are increasing in their frequency, sophistication and intensity, including wrongful conduct by hostile foreign governments, industrial espionage, wire fraud and other forms of cyber fraud, the deployment of harmful malware, denial-of-service and social engineering fraud. Cyberattacks have become increasingly difficult to detect, and a successful cyberattack could cause serious negative consequences for us, including the disruption of operations and the misappropriation of confidential business information or personal data. Although we devote resources to protect our information systems, we realize that cyberattacks are a threat, and there can be no assurance that our efforts will prevent information security breaches that would result in business, legal, financial or reputational harm to us, or would have a material adverse effect on our results of operations and financial condition. Any failure to prevent or mitigate security breaches or improper access to, use of, or disclosure of personal data could result in significant liability under state, federal and international laws regarding data privacy, and may cause a material adverse impact to our reputation and potentially disrupt our business.

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

Our results of operations and our fluctuating stock price directly impact our ability to satisfy these listing standards. If we are unable to maintain these listing standards, we may be subject to delisting. In 2019, we received a letter from the Nasdaq Stock Market notifying us that we are not in compliance with the minimum bid price requirement. In order to regain compliance with this requirement, on March 13, 2020 we implemented a 1-for-9 reverse stock split. As of March 16, 2020, the closing bid price of our common stock was $2.55 per share. However, there is no guarantee that our stock price will remain above $1.00, and the history of similar reverse stock splits for companies in like circumstances is varied. A delisting from The Nasdaq Capital Market would result in our common stock being eligible for quotation on "over-the-counter" markets, which is generally considered to be a less efficient system than listing on markets such as Nasdaq or other national exchanges because of lower trading volumes, transaction delays and reduced security analyst and news media coverage. These factors could contribute to lower prices and larger spreads in the bid and ask prices for our common stock. Additionally, trading of our common stock on over-the-counter markets may make us less desirable to institutional investors and may, therefore, limit our future equity financing options and could negatively affect the liquidity of our stock.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        We are headquartered in a 62,500 square foot facility in Woonsocket, Rhode Island. We have a lease on this facility, which will expire in 2021. We also lease small offices in Arkansas, Canada, the United Kingdom and Hong Kong.

        We maintain inventory at leased warehouses in California (approximately 460,000 square feet) and Canada (approximately 61,000 square feet). These leases expire at various times through 2023.

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

Holders of Common Stock

        As of March 16, 2020, there were 35 holders of record of our common stock. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of record holders.

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

Overview

        We are an infant and juvenile products company originally founded in 1985 and have publicly traded on the Nasdaq Stock Market since 2007 under the symbol "SUMR." We are a recognized authority in the juvenile product industry, providing parents and caregivers a full range of innovative, high-quality, and high-value products to care for babies and toddlers. We seek to improve the quality of life of parents, caregivers, and babies through our product offerings, while at the same time maximizing shareholder value over the long term.

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

        While sales in the fourth quarter of 2019 increased 6.6% from the previous year quarter, sales for the full year 2019 remained relatively flat, declining by 0.3%. The year over year decrease reflected the loss of $2,954 of sales to Babies R Us, a subsidiary of Toys R Us ("TRU"), that did not recur in fiscal 2019 as a result of the liquidation of TRU in 2018. We also experienced softened demand in the latter half of 2019, that we believe was as a result of price increases instituted to mitigate trade tariffs. In addition, sales in 2019 to our mid-tier customers and international sales declined, affected by fewer channels and a stronger dollar. We were encouraged to see increased business with other customers and we also achieved sales growth in our gate, potty, stroller, changing pad, soother, and booster categories.

        Our results in 2019 were impacted by trade tariffs on imported Chinese goods that were first instituted in September 2018. We believe that we have mitigated most of the effect of tariffs during fiscal 2019 through increased wholesale price increases, cost concessions, and moving certain production to other countries. In addition, in December 2019, the Office of the U.S. Trade Representative announced the exclusion of tariffs on metal baby gates effective immediately and retroactive to September 2018. As a result of previously paid metal baby gate tariffs, we recognized a $1,848 tariff refund receivable and reduced the value of our metal baby gate inventory by $378 on our balance sheet as of December 28, 2019 and recorded a $1,470 benefit to cost of sales in the fourth quarter of 2019. While certain of our products are still subject to ongoing tariffs, in light of the recent trade agreement between the U.S. and China, we expect an improved tariff outlook for 2020, but there is no assurance that our mitigation efforts will be successful, or that U.S. and China trade relations will improve in the future.

        Gross margins were flat in fiscal 2019 with the prior year at 31.7%. Selling expenses increased in fiscal 2019 by $2,110 due to an increase in customer program terms and higher digital marketing costs primarily for new product launches and on-line marketing initiatives. General and administrative expenses declined in fiscal 2019 by $4,057 due to lower labor and other costs as a result of cost reduction actions taken in the three months ended March 30, 2019 and fiscal 2018 included a non-recurring $1,813 increase in our allowance for bad debts due to the liquidation of TRU's U.S. assets. We also recorded a $911 non-cash, deferred tax charge relating to the valuation of non-deductible interest expense in 2019.

        Primarily as a result of higher selling costs and the $911 deferred tax valuation charge, we ended fiscal 2019 with a net loss of $1.98 per share as compared to a net loss of $2.07 per share in fiscal 2018.

        In early 2020, we announced restructuring initiatives to further streamline operations and improve our financial outlook. If all the anticipated initiatives are implemented, we expect that these actions will result in annualized cost savings of approximately $7.5 million when complete. In addition to headcount savings and supplier cost concessions already implemented, we expect to sublease a portion of our warehousing facility in Riverside, California, and to vacate our distribution center located in the U.K. by the end of the first quarter of fiscal 2020.

        As discussed below in Liquidity and Capital Resources, we recently amended our loan agreements, and as noted above, we began implementing restructuring initiatives to streamline operations and reduce costs. We are currently assessing the potential impact of the coronavirus outbreak on our business, including on our suppliers outside of the U.S. and on our distribution center located in California. Based on the information currently available to us, we expect that we may experience delays in shipment of our products to the U.S. and some delays in manufacturing of products. These potential delays may adversely affect our financial condition and results of operations in the near term, however, at this point, the extent of such impact is uncertain. To the extent we do not meet our financial projections, are unable to mitigate the impact of ongoing tariffs, are impacted by the coronavirus outbreak, or are not successful in implementing or realizing the savings anticipated from our restructuring initiatives, our business, financial position, results of operations and cash flows would be adversely affected.

  Reverse Stock Split

        In March 2020, we successfully completed a 1-for-9 reverse stock split of our Company's issued and outstanding shares of common stock in order to regain compliance with Nasdaq's minimum bid price requirement. Unless otherwise indicated, the financial statements and accompanying notes included in this Annual Report on Form 10-K give effect to the reverse stock split as if it occurred at the first period presented.

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

Long-Lived Assets with Finite Lives

        We review long-lived assets with finite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. An asset is considered to be impaired when its carrying amount exceeds both the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition and the asset's fair value. Long-lived assets include property and equipment and finite-lived intangible assets. The amount of impairment loss, if any, is charged by us to current operations.

Indefinite-Lived Intangible Assets

        We account for indefinite-lived intangible assets in accordance with accounting guidance that requires indefinite-lived intangible assets be tested annually for impairment and more frequently if events or changes in circumstances indicate that the asset might be impaired. Our annual impairment testing is conducted in the fourth quarter of every year.

        We test indefinite-lived intangible assets for impairment by comparing the asset's fair value to its carrying amount. If the fair value is less than the carrying amount, the excess of the carrying amount over fair value is recognized as an impairment charge and the adjusted carrying amount becomes the asset's new accounting basis.

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

Income Taxes

        Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carry forwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, it is more likely than not that such benefit will be realized.

        We recognize interest and penalties, if any, related to uncertain tax positions in interest expense. On a global basis, the open tax years subject to examination by major taxing jurisdictions in which we operate is between 2013 and 2019.

Results of Operations

        The following table presents selected consolidated financial information for our Company for the fiscal years ended December 28, 2019 ("fiscal 2019") and December 29, 2018 ("fiscal 2018").

	Year ended December 28, 2019		Year Ended December 29, 2018
Net sales	173,181	100.0%	$173,619	100.0%
Cost of goods sold	118,296	68.3%	118,500	68.3%

Gross profit	54,885	31.7%	55,119	31.7%
General and administrative expenses	34,823	20.1%	38,880	22.4%
Selling expenses	14,540	8.4%	12,430	7.1%
Depreciation and amortization	3,720	2.2%	4,182	2.4%

Income (loss) from operations	1,802	1.0%	(373)	(0.2)%
Interest expense, net	4,871	2.8%	4,442	2.5%

Loss before provision (benefit) for income taxes	(3,069)	(1.8)%	(4,815)	(2.7)%
Provision (benefit) for income taxes	1,095	(0.6)%	(564)	0.3%

Net loss	$(4,164)	(2.4)%	$(4,251)	(2.4)%

Fiscal 2019 Compared with Fiscal 2018

        Net sales decreased 0.3% to $173,181 for fiscal 2019 from $173,619 for fiscal 2018 due mainly to the fact that fiscal 2018 included $2,954 of sales to Babies R Us, a subsidiary of Toys R Us ("TRU"), which did not recur in fiscal 2019 as a result of the liquidation of TRU in 2018. For fiscal 2019, sales to our top three customers increased by approximately 7.1% over the prior fiscal year and sales increased across several of our product categories such as in gates, potty, strollers, changing pads, soothers, and boosters. However, these increases were offset by (a) the negative impact of increased tariffs imposed on goods imported into the United States from China that led to higher retail price points that resulted in softened demand and by (b) a decline in our mid-tier and international sales that were affected by fewer distribution channels and a stronger dollar.

        Cost of goods sold includes the cost of the finished product from suppliers, duties and tariffs on certain imported items, freight-in from suppliers, and miscellaneous charges. The components of cost of goods sold remained substantially the same for fiscal 2019 as compared to fiscal 2018.

        Gross profit decreased 0.4% to $54,885 for fiscal 2019 from $55,119 for fiscal 2018, and gross margin was the same for fiscal 2019 and fiscal 2018 at 31.7%. The additional tariffs imposed in fiscal 2019 depressed our gross margins throughout the fiscal year as compared to fiscal 2018. By the fourth quarter, however, we were able to offset much of the existing tariffs through increased customer prices, supplier cost concessions, and moving certain production to other lower or non-tariff countries. In addition, in December 2019, the Office of the U.S. Trade Representative announced the exclusion of tariffs on metal baby gates effective immediately and retroactive to September 2018 resulting in a $1,848 tariff refund due to the Company. We recorded $1,470 of the tariff refund as a benefit to cost of sales in the fourth quarter of 2019 to reflect the portion attributable to fiscal 2019. The remaining $378 of the tariff refund will be taken as a benefit when the remaining tariffed metal baby gate inventory held as of December 28, 2019 is sold off in fiscal 2020.

        General and administrative expenses declined 10.4% to $34,823 for fiscal 2019 compared to $38,880 for fiscal 2018 and decreased as a percent of sales to 20.1% for fiscal 2019 from 22.4% for fiscal 2018. The decrease in dollars and as a percent of sales was primarily attributable to lower labor and other costs as a result of cost reduction actions taken in the three months ended March 30, 2019 and a non-recurring $1,813 increase in our allowance for bad debts due to the liquidation of TRU's U.S. assets in fiscal 2018.

        Selling expenses increased by 17.0% to $14,540 for fiscal 2019 from $12,430 for fiscal 2018 and as a percent of sales to 8.4% for fiscal 2019 from 7.1% for fiscal 2018. The increase in selling expense dollars and as a percent of net sales for the fiscal 2019 was primarily attributable to increased cooperative advertisement and consumer advertisement costs primarily for new product launches and on-line marketing initiatives as compared to fiscal 2018, which also included a larger component of direct import sales.

        Depreciation and amortization decreased to $3,720 for fiscal 2019 from $4,182 in fiscal 2018. Capital expenditures decreased in fiscal 2019 to $1,991 from $3,472 in fiscal 2018.

        Net interest expense increased 9.7% to $4,871 for fiscal 2019 from $4,442 in fiscal 2018. Interest expense increased primarily as a result of higher debt levels during fiscal 2019 compared to fiscal 2018. In addition, average interest rates under our current credit facilities signed in June 2018 are higher than our previous credit facilities on a full year basis.

        For fiscal 2019, we recorded a $1,095 tax provision on $3,069 of pretax loss for the period. The tax provision for fiscal 2019 included a $911 valuation allowance for nondeductible interest expense, a $191 adjustment for the forfeiture of unexercised stock options, and a $333 valuation allowance against our United Kingdom subsidiary's net operating loss deferred tax asset until such time as we can demonstrate it is more likely than not that these assets will be used in the near future. For fiscal 2018, we recorded a $564 tax benefit on $4,815 of pretax loss for the period. The tax provision for fiscal 2018 included a $933 charge due to the new Tax Act. The Tax Act allows for interest expense to be deductible for tax purposes up to 30% of adjusted taxable income. Any interest not deductible can be carried forward indefinitely. We recorded an interest deduction limitation deferred tax asset of $933 and recorded an offsetting full valuation allowance on this asset until such time as we can demonstrate it is more likely than not that the asset will be used in the near future.

Liquidity and Capital Resources

        We fund our operations and working capital needs through cash generated from operations and borrowings under our credit facility.

Cash Flows

        The majority of our inventory is sourced from Asia which takes approximately three to four weeks to arrive at the various distribution points we maintain in the United States, Canada and the United Kingdom and payment terms for these vendors are approximately 60-75 days from the date the product ships from Asia. In turn, sales to customers generally have payment terms of approximately 60 days, resulting in an account receivable and increasing the amount of cash required to fund working capital.

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

        For fiscal 2019, net cash provided by operating activities was approximately $1,535 generated primarily from operating performance. For fiscal 2018, net cash provided by operating activities was approximately $5,546 generated primarily from operating performance and a reduction in net working capital.

        For fiscal 2019, net cash used in investing activities was approximately $2,326. For fiscal 2018, net cash used in investing activities was approximately $3,472. The decline in the use of cash in investing activities was primarily attributable to a reduction in capital expenditures in fiscal 2019.

        For fiscal 2019, net cash provided by financing activities was approximately $719 to fund our capital expenditures. For fiscal 2018, net cash used in financing activities was approximately $1,999, reflecting repayments on our credit facility and the proceeds from our new Term Loan.

        Based primarily on the above factors, net cash decreased for fiscal 2019 by $326, resulting in a cash balance of approximately $395 at fiscal year end.

        The following table summarizes our significant contractual commitments at fiscal 2019 year end:

		Payment Due by Fiscal Period
Contractual Obligations	Total	2020	2021	2022	2023	2024 and beyond
Revolving Facility	$32,226	—	—	—	32,226
Term Loan Facility	16,406	875	875	875	13,781
Estimated future interest payments on Revolving Facility	4,880	1,440	1,347	1,255	838
Estimated future interest payments on Term Loan Facility	6,398	1,743	1,647	1,552	1,456
Operating leases	5,356	2,709	2,170	323	154
Capital leases and other liabilities	786	669	117

Total contractual cash obligations	$66,052	$7,436	$6,156	$4,005	$48,455	$0

        Estimated future interest payments on our Revolving Facility and Term Loan Facility are based upon the interest rates in effect at December 28, 2019.

Capital Resources

        In addition to operating cash flow, we also rely on our asset-based revolving credit facility with Bank of America, N.A. and our term loan agreement with Pathlight Capital to meet our financing requirements, which is subject to changes in our inventory and account receivable levels. We regularly evaluate market conditions, our liquidity profile, and various financing alternatives for opportunities to enhance our capital structure.

        If we are unable to meet our current financial projections, do not adequately control expenses, or adjust our operations accordingly, we may experience constraints on our liquidity and may not meet the financial and other covenants under our credit facility and term loan agreement, which could impact our availability. There is no assurance that we will meet all of our financial or other covenants in the future, or that our lenders will grant waivers or agree to amend the terms of our agreements with them if there are covenant violations. In such case, we may be required to seek to raise additional funds through debt or equity financings, restructure our existing debt, engage in strategic collaborations, and/or a strategic transaction that is in the best interest of our stockholders. Any such financing or strategic transaction could result in significant dilution to our existing stockholders, depending on the terms of the transaction. If we are unable to identify a strategic transaction, raise additional funds, and/or restructure our existing debt, our operations could be limited and we may not be able to meet all of our obligations under our credit facility and term loan agreement.

        Based on past performance and current expectations, we believe that our anticipated cash flow from operations and availability under our existing credit facility are sufficient to fund our working capital, capital expenditures and debt service requirements for at least the next 12 months.

Credit Facilities

        We and our wholly owned subsidiary, Summer Infant (USA), Inc., are parties to a Second Amended and Restated Loan and Security Agreement with Bank of America, N.A., as agent, that provides for a $48,000 asset-based revolving credit facility (as it may be amended from time to time, the "Restated BofA Agreement"). Total borrowing capacity under the Restated BofA Agreement is based on a borrowing base, which is defined as 85% of eligible receivables plus the lesser of (i) 70% of the value of eligible inventory or (ii) 85% of the net orderly liquidation value of eligible inventory, less applicable reserves. Loans under the Restated BofA Agreement are scheduled to mature on June 28, 2023 (subject to customary early termination provisions). All obligations under the Restated BofA Agreement are secured by substantially all the assets of the Company, including a first priority lien on accounts receivable and inventory and a junior lien on certain assets subject to the term loan lender's first priority lien described below, and certain of our subsidiaries are guarantors.

        Loans under the Restated BofA Agreement bear interest, at the Company's option, at a base rate or at LIBOR, plus applicable margins based on average quarterly availability under the Restated BofA Agreement. Interest payments are due monthly, payable in arrears. We are also required to pay an annual non-use fee on unused amounts, as well as other customary fees as are set forth in the Restated BofA Agreement. The Restated BofA Agreement contains customary affirmative and negative covenants and certain financial covenants. Among other restrictions, the Company is restricted in its ability to incur additional debt, make acquisitions or investments, dispose of assets, or make distributions unless in each case certain conditions are satisfied. Through the end of fiscal 2020, the Company is required to achieve (i) a minimum net sales amount for each three consecutive months, measured at the end of each month, and (ii) a trailing 12-month minimum adjusted EBITDA amount, measured at the end of each month. In addition, if availability falls below a specified amount, a springing covenant would be in effect requiring the Company to maintain a fixed charge coverage ratio at the end of each fiscal month of at least 1.0 to 1.0 for the twelve-month period then ended.

        As of December 28, 2019, the interest rates for base-rate loans and LIBOR-rate loans under the Restated BofA Agreement were 6.50% and 4.625%, respectively. At December 28, 2019, the amount outstanding under the asset-based revolving credit facilty was $32,226, total borrowing capacity was $39,109, and borrowing availability was $6,883.

        Following the end of fiscal 2019, we amended the Restated BofA Agreement on January 17, 2020 and March 10, 2020. For additional information on the Restated BofA Agreement and the recent amendments, please see Note 5 and Note 12 to our consolidated financial statements included in this Annual Report on Form 10-K.

Term Loan

        We and our wholly owned subsidiary, Summer Infant (USA), Inc., are parties to a Term Loan and Security Agreement with Pathlight Capital LLC, as agent, pursuant to which we received a $17,500 term loan (as it may be amended from time to time, the "Term Loan Agreement"). Principal on the term loan is repaid on a quarterly basis in installments of $219, and interest payments are due monthly, in arrears, provided that, in connection with the recent amendments to our Term Loan Agreement, principal payments for March, June and September 2020 have been suspended. In addition, in connection with the recent amendments to our Term Loan Agreement, the term loan began to accrue PIK (payment in kind) interest at an annual rate of 4.0% in March 2020, which interest will become payable upon repayment of the term loan or earlier upon the occurrence of certain events. The term loan matures on June 28, 2023. Obligations under the Term Loan Agreement are also subject to a prepayment penalty if the term loan is repaid prior to the third anniversary of the closing of the term loan. The term loan is secured by a lien on certain assets of the Company, including a first priority lien on intellectual property, machinery and equipment, and a pledge of (i) 100% of the ownership interests of domestic subsidiaries and (ii) 65% of the ownership interests in certain foreign subsidiaries of the Company, and a junior lien on certain assets subject to the liens under the asset-based revolving credit facilty, and certain of our subsidiaries are guarantors.

        The Term Loan Agreement contains customary affirmative and negative covenants and certain financial covenants that are substantially the same as the Restated BofA Agreement described above.

        The interest rate for the Term Loan Agreement was 10.91% as of December 28, 2019. The amount outstanding under the Term Loan Agreement at December, 28, 2019 was $16,406.

        Following the end of fiscal 2019, we amended the Term Loan Agreement on January 17, 2020 and March 10, 2020. For additional information on the Term Loan Agreement and recent amendments, please see Note 5 and Note 12 to our consolidated financial statements included in this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

        We did not have any off-balance sheet arrangements during the year ended December 28, 2019 or the year ended December 29, 2018.

Recently Issued Accounting Pronouncements

        In February 2016, the FASB issued ASU No. 2016-02, Leases ("ASU 2016-02"). ASU 2016-02 requires lessees to recognize most leases on their balance sheet as a right-of-use asset and a lease liability. Leases are classified as either operating or finance, and classification is based on criteria similar to past lease accounting, but without explicit bright lines. In July 2018, the FASB issued ASU No. 2018-10, "Codification Improvements to Topic 842, Leases" ("ASU 2018-10"), which provides narrow amendments to clarify how to apply certain aspects of the new lease standard, and ASU No. 2018-11, "Leases (Topic 842)—Targeted Improvements" (ASU 2018-11), which addresses implementation issues related to the new lease standard. The guidance became effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years.

        The Company adopted the standard on the effective date of December 30, 2018 by applying the new lease requirements at the effective date. The Company also elected the package of practical expedients permitted under the transition guidance within the new standard, which, among other things, allows the Company to carry forward the historical lease classification. The impact of the adoption of ASC 842-Leases ("ASC 842") on the consolidated balance sheet on the date of adoption was an increase of $6,411 in assets and an increase of $7,037 of liabilities for the recognition of right-of-use assets and lease liabilities. The adoption of ASC 842 was immaterial to the consolidated results of operations and cash flows.

        In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and a subsequent amendment to the initial guidance, ASU 2018-19 Codification Improvements to Topic 325, Financial Instruments-Credit Losses (collectively, Topic 326). Topic 326 requires measurement and recognition of expected credit losses for financial assets held, which include, but are not limited to, trade and other receivables. The new standard is effective for fiscal years beginning after December, 15, 2022. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

        Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Special Note Regarding Forward Looking Statements

        This report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements concern management's current assumptions, estimates, beliefs, plans, strategies and expectations and anticipated events or trends and similar expressions concerning matters that are not historical facts. Such forward-looking information may be identified by terms such as "expect," "anticipate," "believe," "outlook," "may," "estimate," "should," "predict" and similar terms or variations thereof, and includes statements regarding our expectations with respect to the benefits of and savings from our restructuring initiatives, including an expected $7.5 million of annualized cost savings, the potential impact of the coronavirus outbreak in China on our results of operations, our liquidity for the next 12 months, and expected trends and product offerings in 2020. These statements are based on a series of expectations, assumptions, estimates and projections about our Company, are not guarantees of future results or performance, and involve significant risks, uncertainties and other factors, including assumptions and projections, for all forward periods. Our actual results may differ materially from any future results expressed or implied by such forward-looking statements. Such factors include, among others, the following:

  •
  the impact of increased tariffs, additional tariffs or import or export taxes on the cost of our products and therefore demand for our products, or the suspension, non-renewal or revocation of any exclusion from tariffs on our products;

  •
  the concentration of our business with certain retail customers who may change their purchasing policies or suffer liquidity problems or bankruptcy;

  •
  our ability to compete by introducing new products or enhancing existing products that satisfy consumer preferences;

  •
  our ability to develop and introduce new products in a timely and cost effective manner;

  •
  our ability to compete effectively with larger and smaller companies that have more financial resources and greater e-commerce presence than us;

  •
  our ability to implement and to achieve the expected benefits and savings of our restructuring initiatives;

  •
  our ability to manage inventory levels and meet customer demand;

  •
  our ability to maintain sufficient availability under and to comply with financial and other covenants in our credit facility and term loan agreement;

  •
  our ability to manage our debt to provide additional liquidity to support growth;

  •
  the potential disruption to our business resulting from the coronavirus outbreak, including our suppliers located outside the U.S. and our distribution facility located in California;

  •
  our reliance on foreign suppliers and potential disruption in foreign markets in which we operate;

  •
  increases in the cost of raw materials used to manufacture our products;

  •
  our ability to protect our intellectual property;

  •
  compliance with safety and testing regulations for our products;

  •
  product liability claims arising from use of our products;

  •
  our ability to identify and hire a permanent President and CEO;

  •
  potential exposure to greater than anticipated tax liabilities;

  •
  an impairment of other intangible assets;

  •
  any failure, inadequacy or interruption of our information technology systems resulting from cyberattacks or other failures that may disrupt our operations and lead to disclosure of confidential or proprietary data; and

  •
  our ability to maintain the listing of our common stock on the Nasdaq Stock Market.

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

        None.

Item 9A.    Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures

        As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Interim Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 28, 2019. Our principal executive officer and principal financial officer have concluded, based on their evaluation, that our disclosure controls and procedures were effective as of December 28, 2019.

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

        Management of the Company conducted an evaluation of the effectiveness, as of December 28, 2019, of the Company's internal control over financial reporting and based on its evaluation under the COSO Framework, management has concluded that the Company's internal control over financial reporting was effective as of December 28, 2019.

(c)
Changes in Internal Control Over Financial Reporting

        There was no change in our internal control over financial reporting that occurred during the quarter ended December 28, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information relating to directors, director nominees and executive officers of the Company is set forth in our definitive Proxy Statement to be filed with the SEC in connection with our 2020 Annual Meeting of Stockholders (the "2020 Proxy Statement") and is incorporated herein by reference.

        The information relating to Section 16(a) beneficial ownership reporting compliance is set forth in the 2020 Proxy Statement and is incorporated herein by reference.

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

        The information relating to the Company's Audit Committee and its designated audit committee financial expert is set forth in the 2020 Proxy Statement and is incorporated herein by reference.

        The information concerning procedures by which stockholders may recommend director nominees is set forth in the 2020 Proxy Statement and is incorporated herein by reference.

Item 11.    Executive Compensation

        The information relating to executive compensation and the Company's Compensation Committee is set forth in the 2020 Proxy Statement and is incorporated herein by reference, provided that the information under the caption "Compensation Committee Report" shall be deemed "furnished" and shall not be deemed "filed" with this report, not deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, except only as may be expressly set forth in any such filing by specific reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information relating to security ownership of management, certain beneficial owners, and the Company's equity plans is set forth in the 2020 Proxy Statement and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information relating to certain relationships and related party transactions and director independence is set forth in the 2020 Proxy Statement and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

        The information relating to the independent registered public accounting firm fees and services and the Company's pre-approval policies and procedures for audit and non-audit services provided by such accounting firm is set forth in the 2020 Proxy Statement and is incorporated herein by reference.

 PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
(1) Financial Statements

        The list of consolidated financial statements and notes required by this Item 15(a)(1) is set forth in the "Index to Financial Statements" on page F-1 of this Annual Report on Form 10-K.

  (2)
  Financial Statement Schedules

        All schedules have been omitted because the required information is included in the financial statements or notes thereto.

  (3)
  Exhibits

        The exhibits required by Item 601 of Regulation S-K and Item 15(b) are listed in the "Index to Exhibits" below.

(b)
Exhibits

        The exhibits listed in the "Index to Exhibits" below are filed as part of this Annual Report on Form 10-K.

Item 16.    Form 10-K Summary

        Not applicable.

Index to Exhibits

Exhibit No.		Description
2.1		Agreement and Plans of Reorganization, dated as of September 1, 2006, by and among KBL Healthcare Acquisition Corp. II, and its wholly owned subsidiary, SII Acquisition Inc., and Summer Infant, Inc., Summer Infant Europe Limited, Summer Infant Asia, Ltd. and their respective stockholders (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on September 5, 2006)

2.2		Purchase and Sale Agreement, dated March 24, 2009, between Summer Infant (USA), Inc. and Faith Realty II, LLC (Incorporated by reference to Exhibit 2.1 to the Registrant's Quarterly Report on Form 10-Q/A filed on August 18, 2009)

2.3		Lease Agreement, dated March 24, 2009, between Summer Infant (USA), Inc. and Faith Realty II, LLC (Incorporated by reference to Exhibit 2.2 to the Registrant's Quarterly Report on Form 10-Q/A filed on August 18, 2009)

2.4		Stock Purchase Agreement, dated as of March 24, 2011, by and among the Registrant, Summer Infant (USA), Inc., Born Free Holdings Ltd., and each stockholder of Born Free Holdings Ltd. (Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on March 28, 2011)

3.1	+	Amended and Restated Certificate of Incorporation, as amended

3.2		Amended and Restated Bylaws, as amended through May 5, 2016 (Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on May 9, 2016)

4.1		Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.2 to the Registrant's Form 8-A filed on March 6, 2007)

4.2	+	Description of Registrant's Securities

10.1		Registration Rights Agreement by and among the Registrant, Jason Macari and Steven Gibree (Incorporated by reference to Exhibit 10.9 to the Registrant's Current Report on Form 8-K filed on September 5, 2006)

10.2	*	2006 Performance Equity Plan (Incorporated by reference to Appendix A to the Registrant's Definitive Proxy Statement on Schedule 14A filed on April 29, 2008, SEC File No. 001-33346)

10.3	**	Second Amended and Restated Loan and Security Agreement, dated as of June 28, 2018, among Summer Infant, Inc. and Summer Infant (USA), Inc., as borrowers, the guarantors from time to time party thereto, the financial institutions from time to time party thereto as lenders, and Bank of America, N.A., as agent for the lenders (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 29, 2018)

10.4		Amendment No. 1 to Second Amended and Restated Loan and Security Agreement, dated as of March 25, 2019, among Summer Infant, Inc. and Summer Infant (USA), Inc., as borrowers, the guarantors from time to time party thereto, the financial institutions from time to time party thereto as lenders, and Bank of America, N.A., as agent for the lenders (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on May 7, 2019)

Exhibit No.		Description
10.5	**	Amendment No. 2 to Second Amended and Restated Loan and Security Agreement, dated as of November 1, 2019, among Summer Infant, Inc. and Summer Infant (USA) Inc., as borrowers, the guarantors from time to time party thereto, the financial institutions from time to time party thereto as lenders, and Bank of America, N.A., as agent for the lenders (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on November 5, 2019)

10.6	**	Term Loan and Security Agreement, dated as of June 28, 2018, among Summer Infant, Inc. and Summer Infant (USA), Inc., as borrowers, the guarantors from time to time party thereto, the financial institutions from time to time party thereto as lenders, and Pathlight Capital LLC, as agent for the lenders (Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on June 29, 2018)

10.7		Amendment No. 1 to Term Loan and Security Agreement, dated as of March 25, 2019, among Summer Infant, Inc. and Summer Infant (USA), Inc., as borrowers, the guarantors from time to time party thereto, the financial institutions from time to time party thereto as lenders, and Pathlight Capital LLC, as agent for the lenders (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on May 7, 2019)

10.8	**	Amendment No. 2 to Term Loan and Security Agreement, dated as of November 1, 2019, among Summer Infant, Inc. and Summer Infant (USA) Inc., as borrowers, the guarantors from time to time party thereto, the financial institutions from time to time party thereto as lenders, and Pathlight Capital LLC, as agent for the lenders (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on November 5, 2019)

10.9	*	2012 Incentive Compensation Plan, as amended (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on August 5, 2015)

10.10	*	Summer Infant, Inc. Form of Indemnification Agreement (for officers and directors) (Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on January 17, 2014, SEC File No. 001-33346)

10.11		Amendment to Lease, dated May 13, 2015, by and between Faith Realty II, LLC and Summer Infant (USA), Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 19, 2015)

10.12		Second Amendment to Lease, dated January 22, 2018, by and between Faith Realty II, LLC and Summer Infant (USA), Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on January 26, 2018)

10.13	*	Summer Infant, Inc. Change in Control Plan (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 9, 2018)

10.14	*	Offer Letter by and between the Registrant and Paul Francese (Incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K filed on February 20, 2019)

10.15	*	Separation Agreement and General Release by and among Summer Infant, Inc., Summer Infant (USA), Inc. and Mark Messner, dated as of November 19, 2019 (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on November 20, 2019)

10.16	+	Engagement Letter, effective as of December 9, 2019, between Summer Infant, Inc. and Winter Harbor LLC

Exhibit No.		Description
21.1		List of Subsidiaries (Incorporated by reference to Exhibit 21.1 to the Registrant's Annual Report on Form 10-K filed on March 13, 2013)

23.1	+	Consent of Independent Registered Public Accounting Firm

31.1	+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		XBRL Taxonomy Extension Labels Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

*
Management contract or compensatory plan or arrangement.

**
Portions of this Exhibit have been omitted pursuant to a grant of confidential treatment.

+
Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 18th day of March, 2020.

SUMMER INFANT, INC.
By:	/s/ PAUL FRANCESE Paul Francese Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ STUART NOYES Stuart Noyes	Interim Chief Executive Officer (Principal Executive Officer)	March 18, 2020
/s/ PAUL FRANCESE Paul Francese	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 18, 2020
/s/ ROBIN MARINO Robin Marino	Chairwoman of the Board	March 18, 2020
/s/ EVELYN D'AN Evelyn D'An	Director	March 18, 2020
/s/ MARTIN FOGELMAN Martin Fogelman	Director	March 18, 2020
/s/ ALAN MUSTACCHI Alan Mustacchi	Director	March 18, 2020
/s/ ANDREW W. TRAIN Andrew W. Train	Director	March 18, 2020
/s/ STEPHEN ZELKOWICZ Stephen Zelkowicz	Director	March 18, 2020

Summer Infant, Inc. and Subsidiaries
Index to Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Summer Infant Inc.

Opinion on the Financial Statements

        We have audited the accompanying consolidated balance sheets of Summer Infant, Inc. and its subsidiaries (the Company) as of December 28, 2019 and December 29, 2018, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2019 and December 29, 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Boston, Massachusetts
March 18, 2020

Summer Infant, Inc. and Subsidiaries

Consolidated Balance Sheets

        Note that all amounts presented in the table below are in thousands of U.S. dollars, except share amounts and par value per share.

	December 28, 2019	December 29, 2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$395	$721
Trade receivables, net of allowance for doubtful accounts of $542 and $304 at December 28, 2019 and December 29, 2018, respectively	32,787	31,223
Inventory, net	28,056	36,066
Prepaids and other current assets	2,946	997

TOTAL CURRENT ASSETS	64,184	69,007
Property and equipment, net	8,788	9,685
Intangible assets, net	12,896	13,300
Right of use assets, noncurrent	4,578	—
Deferred tax assets, net	996	2,127
Other assets	101	97

TOTAL ASSETS	$91,543	$94,216

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$25,396	$28,120
Accrued expenses	7,289	8,939
Lease liabilities, current	2,495	—
Current portion of long-term debt	875	875

TOTAL CURRENT LIABILITIES	36,055	37,934
Long-term debt, less current portion and unamortized debt issuance costs	45,359	44,641
Lease liabilities, noncurrent	2,546	—
Other liabilities	2,000	2,371

TOTAL LIABILITIES	85,960	84,946
STOCKHOLDERS' EQUITY
Preferred Stock, $0.0001 par value, 1,000,000 authorized, none issued or outstanding at December 28, 2019 and December 29, 2018	—	—
Common Stock $0.0009 par value, authorized, issued and outstanding of 5,444,445, 2,138,926, and 2,108,743 at December 28, 2019 and 5,444,445, 2,121,362, and 2,091,178 at December 29, 2018, respectively	2	2
Treasury Stock at cost (30,184 shares at December 28, 2019 and December 29, 2018)	(1,283)	(1,283)
Additional paid-in capital	77,715	77,396
Accumulated deficit	(69,088)	(64,924)
Accumulated other comprehensive loss	(1,763)	(1,921)

TOTAL STOCKHOLDERS' EQUITY	5,583	9,270

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$91,543	$94,216

See notes to consolidated financial statements.

Summer Infant, Inc. and Subsidiaries

Consolidated Statements of Operations

        Note that all amounts presented in the table below are in thousands of U.S. dollars, except share and per share amounts.

	For the fiscal year ended
	December 28, 2019	December 29, 2018
Net sales	$173,181	$173,619
Cost of goods sold	118,296	118,500

Gross profit	54,885	55,119
General and administrative expenses	34,823	38,880
Selling expenses	14,540	12,430
Depreciation and amortization	3,720	4,182

Operating income (loss)	1,802	(373)
Interest expense, net	4,871	4,442

Loss before provision (benefit) for income taxes	(3,069)	(4,815)
Provision (benefit) for income taxes	1,095	(564)

Net loss	$(4,164)	$(4,251)

Net loss per share, basic and diluted	$(1.98)	$(2.04)
Weighted average shares outstanding, basic and diluted	2,100,730	2,082,714

See notes to consolidated financial statements.

Summer Infant, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

        Note that all amounts presented in the table below are in thousands of U.S. dollars.

	For the fiscal year ended
	December 28, 2019	December 29, 2018
Net loss	$(4,164)	$(4,251)
Other comprehensive income (loss):
Foreign currency translation adjustments	158	(669)

Comprehensive loss	$(4,006)	$(4,920)

See notes to consolidated financial statements.

Summer Infant, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

        Note that all amounts presented in the table below are in thousands of U.S. dollars.

	For the fiscal year ended
	December 28, 2019	December 29, 2018
Cash flows from operating activities:
Net loss	$(4,164)	$(4,251)
Adjustments to reconcile net loss to net cash provided by operating activities:
Bad debt expense	316	1,963
Depreciation and amortization	3,720	4,182
Stock-based compensation	319	523
Write off of unamortized deferred financing costs	—	518
Deferred income taxes	1,084	(193)
Amortization of right of use assets	1,833	—
Changes in assets and liabilities, net of effects of acquisitions
(Increase) decrease in accounts receivable	(1,583)	3,035
Decrease (increase) in inventory	8,328	(2,524)
(Increase) in prepaids and other current assets	(1,939)	(71)
(Decrease) in lease liabilities	(1,370)	—
Decrease (increase) in other assets	(10)	(42)
(Decrease) increase in accounts payable and accrued expenses	(4,999)	2,406

Net cash provided by operating activities	1,535	5,546

Cash flows from investing activities:
Acquisitions of property and equipment	(1,991)	(3,472)
Acquisitions of intangible assets	(335)	—

Net cash used in investing activities	(2,326)	(3,472)

Cash flows from financing activities:
Repayment of Prior Term Loan Facility	—	(5,000)
Repayment of Prior FILO Facility	—	(1,250)
Payment of financing fees and expenses	—	(1,958)
Proceeds from New Term Loan Facility	—	17,500
Repayment of New Term Loan Facility	(875)	(219)
Net borrowings (repayments) on revolving facilities	1,594	(11,097)
Issuance of common stock upon exercise of stock options	—	25

Net cash provided by (used in) financing activities	719	(1,999)

Effect of exchange rate changes on cash and cash equivalents	(254)	(35)

Net (decrease) increase in cash and cash equivalents	(326)	40
Cash and cash equivalents at beginning of year	721	681

Cash and cash equivalents at end of year	$395	$721

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$3,781	$2,944

Cash paid during the year for income taxes	$7	$280

See notes to consolidated financial statements.

Consolidated Statements of Stockholders' Equity

For the Fiscal Years Ended December 28, 2019 and December 29, 2018

        Note that all amounts presented in the table below are in thousands of U.S. dollars, except share and per share data.

	Common Stock
			Additional Paid in Capital	Treasury Stock	Accumulated Deficit	Accumulated Comprehensive Loss	Total Equity
	Shares	Amount
Balance at December 30, 2017, as reported	2,069,971	$2	$76,848	$(1,283)	$(59,634)	$(2,291)	$13,642

Revision for foreign currency adjustments					(1,039)	1,039
Balance at December 30, 2017, as revised	2,069,971	$2	$76,848	$(1,283)	$(60,673)	$(1,252)	$13,642

Issuance of common stock upon vesting of restricted shares	18,923
Issuance of common stock upon exercise of stock options	2,284		25				25
Stock-based compensation			523				523
Net loss for the year					(4,251)		(4,251)
Foreign currency translation adjustment						(669)	(669)

Balance at December 29, 2018	2,091,178	$2	$77,396	$(1,283)	$(64,924)	$(1,921)	$9,270

Issuance of common stock upon vesting of restricted shares	17,565
Stock-based compensation			319				319
Net loss for the year					(4,164)		(4,164)
Foreign currency translation adjustment						158	158

Balance at December 28, 2019	2,108,743	$2	77,715	$(1,283)	$(69,088)	$(1,763)	$5,583

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

Reverse Stock Split

        As a subsequent event, on March 13, 2020, the Company successfully completed its reverse stock split and reduced its common stock outstanding by a ratio of one for nine. Per ASC 505-10, if a reverse stock split occurs after the date of the latest reported balance sheet but before the release of the financial statements, then such changes in the capital structure must be given retroactive effect in the balance sheet. As such, the reverse stock split has been retroactively applied to all years reported in these financial statements.

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

Fiscal Year

        The Company's fiscal year ends on the Saturday closest to December 31 of each calendar year. There were fifty two weeks in the fiscal years ended December 28, 2019 and December 29, 2018.

Reclassification

        Previously reported amounts have been revised in the accompanying consolidated balance sheet and statements of stockholders' equity to properly state certain foreign currency transactions. As of December 29, 2018 and December 30, 2017, accumulated deficit has been increased by $1,039 and accumulated comprehensive loss has been decreased by the same amount. These revisions had no impact on the company's net income and total stockholders' equity for the year ended December 29, 2018.

Summary of Significant Accounting Policies

Revenue Recognition

        As of December 31, 2017, the Company adopted FASB ASC Topic 606, Revenue from Contracts with Customers ("ASC 606"). The guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in U.S. GAAP.

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

        Changes in the allowance for doubtful accounts are as follows:

	For the fiscal year ended
	December 28, 2019	December 29, 2018
Allowance for doubtful accounts, beginning of period	$304	$1,622
Charges to costs and expenses	316	1,963
Account write-offs and other	(78)	(3,281)

Allowance for doubtful accounts, end of period	$542	$304

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

Leases

        The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use ("ROU") assets and lease liabilities in the Company's consolidated balance sheets.

SUMMER INFANT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the Company's leases do not provide an implicit rate, the Company's uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. The Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

        The components of a lease should be split into three categories: lease components (e.g., land, building, etc.), non-lease components (e.g., common area maintenance, maintenance, consumables, etc.), and non-components (e.g., property taxes, insurance, etc.). Then the fixed and in-substance fixed contract consideration (including any related to non-components) must be allocated based on fair values to the lease components and non-lease components. Although separation of lease and non-lease components is required, certain practical expedients are available to entities. Entities electing the practical expedient would not separate lease and non-lease components. Rather, they would account for each lease component and the related non-lease component together as a single component. The Company's facilities operating leases have lease and non-lease components to which the Company has elected to apply the practical expedient and account for each lease component and related non-lease component as one single component. The lease component results in a ROU asset being recorded on the balance sheet. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Property and Equipment

        Property and equipment are recorded at cost. The Company owns the tools and molds used in the production of its products by third party manufacturers. Capitalized mold costs include costs incurred for the pre-production design and development of the molds.

        Depreciation is provided over the estimated useful lives of the respective assets using the straight-line method.

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

SUMMER INFANT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income taxes

        Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, it is more likely than not that such benefits will be realized. Deferred income tax assets are recorded on a net basis as a long term asset.

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

Translation of Foreign Currencies

        The assets and liabilities of the Company's European, Canadian, Israeli, and Asian operations, each of which uses its local currency as their functional currency, have been translated into U.S. dollars at year-end exchange rates and the income and expense accounts of these subsidiaries have been translated at average rates prevailing during each respective year. Resulting translation adjustments are made to a separate component of stockholders' equity within accumulated other comprehensive loss. Foreign exchange transaction gains and losses are included in the accompanying consolidated statements of operations.

Shipping Costs

        Shipping costs to customers are included in selling expenses and amounted to approximately $3,509 and $2,045 for the fiscal years ended December 28, 2019 and December 29, 2018, respectively.

Advertising Costs

        The Company charges advertising costs to selling expense as incurred. Advertising expense, which consists primarily of promotional and cooperative advertising allowances provided to customers, was approximately $10,379 and $9,555 for the fiscal years ended December 28, 2019 and December 29, 2018, respectively.

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

SUMMER INFANT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Diluted loss per share for the Company is computed by dividing net loss by the dilutive weighted average shares outstanding which includes: the dilutive impact (using the "treasury stock" method) of "in the money" stock options and unvested restricted shares issued to employees. Options to purchase 101,320 and 123,114 shares of the Company's common stock and 22,392 and 30,220 of restricted shares were not included in the calculation, due to the fact that these instruments were anti-dilutive for the fiscal years ended December 28, 2019 and December 29, 2018, respectively.

New Accounting Pronouncements

        In February 2016, the FASB issued ASU No. 2016-02, Leases ("ASU 2016-02"). ASU 2016-02 requires lessees to recognize most leases on their balance sheet as a right-of-use asset and a lease liability. Leases are classified as either operating or finance, and classification is based on criteria similar to past lease accounting, but without explicit bright lines. In July 2018, the FASB issued ASU No. 2018-10, "Codification Improvements to Topic 842, Leases" ("ASU 2018-10"), which provides narrow amendments to clarify how to apply certain aspects of the new lease standard, and ASU No. 2018-11, "Leases (Topic 842)—Targeted Improvements" (ASU 2018-11), which addresses implementation issues related to the new lease standard. The guidance became effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years.

        The Company adopted the standard on the effective date of December 30, 2018 by applying the new lease requirements at the effective date. The Company also elected the package of practical expedients permitted under the transition guidance within the new standard, which, among other things, allows the Company to carry forward the historical lease classification. The impact of the adoption of ASC 842-Leases ("ASC 842") on the consolidated balance sheet on the date of adoption was an increase of $6,411 in assets and an increase of $7,037 of liabilities for the recognition of right-of-use assets and lease liabilities. The adoption of ASC 842 was immaterial to the consolidated results of operations and cash flows.

        In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and a subsequent amendment to the initial guidance, ASU 2018-19 Codification Improvements to Topic 325, Financial Instruments-Credit Losses (collectively, Topic 326). Topic 326 requires measurement and recognition of expected credit losses for financial assets held, which include, but are not limited to, trade and other receivables. The new standard is effective for fiscal years beginning after December, 15, 2022. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

        Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

2020 Plan

        The Company believes that its existing plan will generate sufficient cash which, along with its existing cash and availability under its facilities, will enable it to fund operations through at least the next 12 months. However, should the Company require additional cash, the Company would identify other cost reductions or seek additional resources.

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

        The following is a table that presents net sales by geographical area:

	For the fiscal year ended
	December 28, 2019	December 29, 2018
United States	$148,326	$145,534
All Other	24,855	28,085

	$173,181	$173,619

        All Other consists of Canada, Europe, South America, Mexico, Asia, and the Middle East.

Contract Balances

        The Company does not have any contract assets such as work-in-process or contract liabilities such as customer advances. All trade receivables on the Company's consolidated balance sheet are from contracts with customers.

Contract Costs

        Costs incurred to obtain a contract are capitalized unless short term in nature. As a practical expedient, costs to obtain a contract that are short term in nature are expensed as incurred. All contract costs incurred in 2019 fall under the provisions of the practical expedient and have therefore been expensed.

3. PROPERTY AND EQUIPMENT

        Property and equipment, at cost, consisted of the following:

	For the fiscal year ended
	December 28, 2019	December 29, 2018	Depreciation/ Amortization Period
Computer-related	$4,511	$4,556	5 years
Tools, dies, prototypes, and molds	27,457	28,361	1 - 5 years
Building	4,156	4,156	30 years
Other	7,474	7,148	1 - 15 years

	43,598	44,221
Less: accumulated depreciation	34,810	34,536

Property and equipment, net	$8,788	$9,685

        Property and equipment included amounts acquired under capital leases of approximately $589 and $589 at December 28, 2019 and December 29, 2018, respectively, with related accumulated depreciation of approximately $115 and $31, respectively. Total depreciation expense was $2,982 and $3,436 for the fiscal years ended December 28, 2019 and December 29, 2018, respectively.

SUMMER INFANT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. INTANGIBLE ASSETS

        Intangible assets consisted of the following:

	For the fiscal year ended
	December 28, 2019	December 29, 2018
Brand names	$11,819	$11,819
Patents and licenses	4,101	3,766
Customer relationships	6,946	6,946
Other intangibles	1,882	1,882

	24,748	24,413
Less: accumulated amortization	(11,852)	(11,113)

Intangible assets, net	$12,896	$13,300

        The amortization period for the majority of the intangible assets ranges from 5 to 20 years for those assets that have an estimated life; certain assets have indefinite lives (a brand name). Total of intangibles not subject to amortization amounted to $8,400 for the fiscal years ended December 28, 2019 and December 29, 2018.

        Amortization expense amounted to $738 and $746 for the fiscal years ended December 28, 2019 and December 29, 2018, respectively.

        The Company performed its annual indefinite-lived intangible asset impairment analysis in the fourth fiscal quarter. No asset impairment was recorded for the fiscal years ended December 28, 2019 and December 29, 2018.

        Estimated amortization expense for the remaining definite-lived assets for the next five years is as follows:

Fiscal Year ending
2020	488
2021	488
2022	488
2023	488
2024	488

5. DEBT

        Bank of America Credit Facility.    On June 28, 2018, the Company and Summer Infant (USA), Inc., as borrowers, entered into a Second Amended and Restated Loan and Security Agreement with Bank of America, N.A., as agent, the financial institutions party to the agreement from time to time as lenders, and certain subsidiaries of the Company as guarantors (as amended, the "Restated BofA Agreement"). The Restated BofA Agreement replaced the Company's prior credit facility with Bank of America, and provided for an asset-based revolving credit facility, with a $5,000 letter of credit sub-line facility. Total revolver commitments under the credit facility were $60,000 as of December 28, 2019, and were reduced to $48,000 as of March 10, 2020. The total borrowing capacity is based on a borrowing base, which is defined as 85% of eligible receivables plus the lesser of (i) 70% of the value of eligible

SUMMER INFANT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. DEBT (Continued)

inventory or (ii) 85% of the net orderly liquidation value of eligible inventory, less applicable reserves. The scheduled maturity date of loans under the Restated BofA Agreement is June 28, 2023 (subject to customary early termination provisions). The Restated BofA Agreement was amended on March 25, 2019 and November 1, 2019 to, among other things, (i) modify certain definitions, (ii) increase the applicable margins on base rate and LIBOR revolver loans by 50 basis points, (iii) modify the definition of Financial Covenant Trigger Amount; and (iv) require that the Company engage a financial advisor to assist with providing a weekly, 13-week cash flow forecast. Subsequent to fiscal year end, on January 17, 2020 and March 10, 2020, the Company entered into further amendments to the Restated BofA Agreement. See Note 12 for information regarding these amendments.

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

        Loans under the Restated BofA Agreement bear interest, at the Company's option, at a base rate or at LIBOR, plus applicable margins based on average quarterly availability under the Restated BofA Agreement. Interest payments are due monthly, payable in arrears. The Company is also required to pay an annual non-use fee on unused amounts, as well as other customary fees as are set forth in the Restated BofA Agreement. The Restated BofA Agreement contains customary affirmative and negative covenants and financial covenants. Among other restrictions, the Company is restricted in its ability to incur additional debt, make acquisitions or investments, dispose of assets, or make distributions unless in each case certain conditions are satisfied. Through the end of fiscal 2020, the Company is required to achieve (i) a minimum net sales amount for each three consecutive months, measured at the end of each month, and (ii) a trailing 12-month minimum adjusted EBITDA amount, measured at the end of each month. In addition, if availability falls below a specified amount, a springing covenant would be in effect requiring the Company to maintain a fixed charge coverage ratio at the end of each fiscal month of at least 1.0 to 1.0 for the twelve-month period then ended.

        The Restated BofA Agreement also contains customary events of default, including a cross default with the Term Loan Agreement and the occurrence of a change of control. In the event of a default, the lenders may declare all of the obligations of the Company and its subsidiaries under the Restated BofA Agreement immediately due and payable. For events of default relating to insolvency and receivership, all outstanding obligations automatically become due and payable without any action on the part of the lenders.

        As of December 28, 2019, under the Restated BofA Agreement, the rate on base-rate loans was 6.50% and the rate on LIBOR-rate loans was 4.625%. The amount outstanding on the Restated BofA Agreement at December 28, 2019 was $32,226. Total borrowing capacity at December 28, 2019 was $39,109 and borrowing availability was $6,883.

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

        Term Loan Agreement.    On June 28, 2018, the Company and Summer Infant (USA), Inc., as borrowers, entered into a Term Loan and Security Agreement (as amended, the "Term Loan Agreement") with Pathlight Capital LLC, as agent, each lender from time to time a party to the Term Loan Agreement, and certain subsidiaries of the Company as guarantors, providing for a $17,500 term loan (the "Term Loan"). Proceeds from the Term Loan were used to satisfy existing debt, pay fees and transaction expenses associated with the closing of the Term Loan and may be used to pay obligations under the Term Loan Agreement, and for lawful corporate purposes, including working capital. The Term Loan is secured by a lien on certain assets of the Company, including a first priority lien on intellectual property, machinery and equipment, and a pledge of (i) 100% of the ownership interests of domestic subsidiaries and (ii) 65% of the ownership interests in certain foreign subsidiaries of the Company, and a junior lien on certain assets subject to the liens under the Restated BofA Agreement described above. The Term Loan matures on June 28, 2023. Summer Infant Canada Limited and Summer Infant Europe Limited, subsidiaries of the Company, are guarantors under the Term Loan Agreement. The Term Loan Agreement was amended on March 25, 2019 and November 1, 2019 to, among other things, (i) amend certain definitions to be consistent with the Restated BofA Agreement, (ii) amend the definition of IP Advance Rate Reduction; and (iii) consistent with the Restated BofA Agreement, require that the Company engage a financial advisor to assist with providing a weekly, 13-week cash flow forecast. Subsequent to fiscal year end, on January 17, 2020 and March 10, 2020, the Company entered into further amendments to the Term Loan Agreement was further amended. See Note 12 for information regarding these amendments.

        The principal of the Term Loan is being repaid, on a quarterly basis, in installments of $219, with the first installment having been paid on December 1, 2018, until paid in full on termination, provided that, in connection with the recent amendments to the Term Loan Agreement, principal payments for March, June and September 2020 have been suspended, and such payments will resume effective March 2021. The Term Loan bears interest at an annual rate equal to LIBOR, plus 9.0%. Interest payments are due monthly, in arrears. In addition, in connection with the recent amendments to the Term Loan Agreement, the term loan began to accrue PIK (payment in kind) interest at an annual rate of 4.0% in March 2020, which interest will become payable upon the earlier to occur of (i) the repayment of the term loan in full, (ii) a sale or merger of the Company, (iii) the occurrence of default or event of default under the Term Loan Agreement, or (iv) the Company achieving adjusted EBITDA of $12 million (calculated on a trailing, 12-month basis). If, and only if, the PIK interest becomes due and payable as a result of the Company achieving the adjusted EBITDA event noted in clause (iv),

SUMMER INFANT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. DEBT (Continued)

then the Company will pay all PIK interest then due and thereafter, PIK interest will continue to accrue and be paid on each subsequent anniversary of such event. Obligations under the Term Loan Agreement are also subject to restrictions on prepayment and a prepayment penalty if the Term Loan is repaid prior to the third anniversary of the closing of the Term Loan.

        The Term Loan Agreement contains customary affirmative and negative covenants and financial covenants that are substantially the same as the Restated BofA Agreement. Through the end of fiscal 2020, the Company is required to achieve (i) a minimum net sales amount for each three consecutive months, measured at the end of each month, and (ii) a trailing 12-month minimum adjusted EBITDA amount, measured at the end of each month. In addition, if availability falls below a specified amount, then the Company must maintain a fixed charge coverage ratio at the end of each fiscal month of at least 1.0 to 1.0 for the twelve-month period then ended. The Term Loan Agreement also contains events of default, including a cross default with the Restated BofA Agreement or the occurrence of a change of control. In the event of a default, the lenders may declare all of the obligations of the Company and its subsidiaries under the Term Loan Agreement immediately due and payable. For events of default relating to insolvency and receivership, all outstanding obligations automatically become due and payable without any action on the part of the lenders.

        As of December 28, 2019, the interest rate on the Term Loan was 10.91%. The amount outstanding on the Term Loan at December 28, 2019 was $16,406.

        The Restated BofA Agreement and the Term Loan Agreement were evaluated to determine the proper accounting treatment for the refinancing transaction as of June 28, 2018. Accordingly, debt extinguishment accounting was used to account for the prepayment of the prior term loan facility and to prepay two members of the lender group for the prior credit facility with Bank of America that did not continue in the second amended and restated credit facility, resulting in the write off of $518 in remaining unamortized deferred financing costs for the twelve months ended December 29, 2018. Debt modification accounting was used for the remaining member of the lender group for the prior credit facility, resulting in remaining unamortized deferred financing costs of $675 and the new financing costs of $1,958 to be capitalized and amortized over the life of the new credit facility.

        Aggregate maturities of bank debt related to the Restated BofA Agreement and the Term Loan Agreement:

Fiscal Year ending:
2020	875
2021	875
2022	875
2023	46,007

Total	$48,632

        Unamortized debt issuance costs were $2,398 at December 28, 2019 and $2,395 at December 29, 2018, and are presented as a direct deduction of long-term debt on the consolidated balance sheets.

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

        At December 28, 2019, approximately $441 of the lease obligation was included in accrued expenses, with the balance of approximately $2,000 included in other liabilities, in the accompanying consolidated balance sheet. This obligation is reduced each month (along with a charge to interest expense) as the rent payment is made to Faith Realty.

        Approximate future minimum sale-leaseback payments due under the lease is as follows:

Fiscal Year Ending:
2020	468
2021	117

Total	$585

6. INCOME TAXES

        In December 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act") that significantly revised the U.S. tax code effective January 1, 2018 by, among other things, lowering the corporate income tax rate from a top marginal rate of 35% to a flat 21%, limiting deductibility of interest expense and performance based incentive compensation and implementing a territorial tax system. As a result of the Tax Act in the fiscal year ending December 28, 2019 and December 29, 2018 the Company had non-deductible interest for tax purposes resulting in a deferred tax asset in the amount of $1,880 and $933 respectively. The Company recorded a valuation allowance on the value of this deferred tax asset until such time as it becomes more likely than not that this asset will be recognized.

        The provision (benefit) for income taxes is summarized as follows:

	Fiscal 2019	Fiscal 2018
Current:
Federal	$—	$—
Foreign	—	(382)
State and local	11	11

Total current	11	(371)
Deferred:
Federal	$683	$114
Foreign	222	(109)
State and local	179	(198)

Total deferred	1,084	(193)

Total provision (benefit)	$1,095	$(564)

SUMMER INFANT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. INCOME TAXES (Continued)

        The tax effects of temporary differences that comprise the deferred tax liabilities and assets are as follows:

	December 28, 2019	December 29, 2018
Deferred tax assets:
Accounts receivable	$53	$43
Inventory and Unicap reserve	506	492
Interest deduction limitation	1,880	933
Lease Liability and accrued expenses	1,093	—
Research and development credit	2,547	3,059
Foreign tax credit	795	795
Net operating loss carry-forward	2,256	2,699

Total deferred tax assets	9,130	8,021

Deferred tax liabilities:
Intangible assets and other	(2,099)	(1,834)
ROU Assets and deferred rent	(1,036)	—
Property, plant and equipment	(54)	(42)

Total deferred tax liabilities	(3,189)	(1,876)
Valuation allowance	(4,945)	(4,018)

Deferred tax liabilities and valuation allowance	(8,134)	(5,894)

Net deferred income tax asset	$996	$2,127

        The following reconciles the benefit for income taxes at the U.S. federal income tax statutory rate to the benefit in the consolidated financial statements:

	Fiscal 2019	Fiscal 2018
Tax benefit at statutory rate	$(644)	$(1,014)
State income taxes, net of U.S. federal income tax benefit	150	(147)
Adjustment to uncertain tax position	—	(325)
Stock options	17	46
Foreign tax rate differential	(5)	108
Tax credits	312	(515)
Non-deductible expenses	117	158
Expiration of unexercised stock options	191	—
Increase in valuation allowance	927	1,229
Other	30	(104)

Total benefit	$1,095	$(564)

        As of December 28, 2019, the Company had approximately $2,955 of US federal and state net operating loss carry forwards (or "NOLs") to offset future federal taxable income. The federal NOL will begin to expire in 2031 and the state NOL began to expire in 2019. As of December 28, 2019, the Company had approximately $874, $322, $2,871, $489, and $1,753 of NOLs in Canada, Australia, Israel, Asia, and the United Kingdom, respectively, which can be carried forward indefinitely.

SUMMER INFANT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. INCOME TAXES (Continued)

        Authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported, if based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all evidence, including the Company's past earnings history and future earnings forecast, management determined that a valuation allowance in the amount of $2,270 at December 28, 2019 and $2,290 at December 29, 2018 relating to certain state tax credits and foreign NOLs was necessary. Due to the Tax Act, the Company determined a valuation allowance in the amount of $2,675 at December 28, 2019 and $1,728 at December 29, 2018 relating to interest deduction limitations and foreign tax credits was necessary.

        A summary of the Company's adjustment to its uncertain tax positions in fiscal years ended December 28, 2019 and December 29, 2018 is set forth below:

	December 28, 2019	December 29, 2018
Balance, at beginning of the year	$—	$325
Decrease for lapses of statute of limitations	—	(325)

Balance, at end of year	$—	$—

        The unrecognized tax benefits mentioned above included an aggregate of $65 of accrued interest and penalty balances related to uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The entire balance of $325 was reversed as of the year-ended December 29, 2018 due to lapse of statute of limitations.

        The Company is subject to U.S. federal income tax, as well as to income tax of multiple state and foreign tax jurisdictions. On a global basis, the open tax years subject to examination by major taxing jurisdictions in which the Company operates is between two to six years.

7. SHARE BASED COMPENSATION

        The Company is currently authorized to issue up to 188,889 shares for equity awards under the Company's 2012 Incentive Compensation Plan (as amended, "2012 Plan"). Periodically, the Company may also grant equity awards outside of its 2012 Plan as inducement grants for new hires. The Company was authorized to issue up to 333,334 shares for equity awards under its 2006 Performance Equity Plan ("2006 Plan"). In March 2017, the 2006 Plan expired and no additional equity awards can be granted under the 2006 Plan.

        Under the 2012 Plan, awards may be granted to participants in the form of non-qualified stock options, incentive stock options, restricted stock, deferred stock, restricted stock units and other stock-based awards. Subject to the provisions of the plans, awards may be granted to employees, officers, directors, advisors and consultants who are deemed to have rendered or are able to render significant services to the Company or its subsidiaries and who are deemed to have contributed or to have the potential to contribute to the Company's success. The Company accounts for options under the fair value recognition standard. The application of this standard resulted in share-based compensation expense for the twelve months ended December 28, 2019 and December 29, 2018 of $319 and $523, respectively. Share based compensation expense is included in selling, general and administrative expenses.

SUMMER INFANT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. SHARE BASED COMPENSATION (Continued)

        As of December 28, 2019, there are 71,468 shares available to grant under the 2012 Plan.

  Stock Options

        The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the table below. The Company uses the simplified method to estimate the expected term of the options for grants of "plain vanilla" stock options as prescribed by the Securities and Exchange Commission. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Share-based compensation expense recognized in the consolidated financial statements in fiscal 2019 and 2018 is based on awards that are ultimately expected to vest.

        The following table summarizes the weighted average assumptions used for options granted during the fiscal years ended December 28, 2019 and December 29, 2018.

	Fiscal 2019	Fiscal 2018
Expected life (in years)	5.0	4.9
Risk-free interest rate	2.3%	2.7%
Volatility	64.2%	64.1%
Dividend yield	0.0%	0.0%
Forfeiture rate	24.2%	23.2%

        The weighted-average grant date fair value of options granted during the year ended December 28, 2019 was $3.42 per share. The weighted-average grant date fair value of options granted during the year ended December 29, 2018 was $4.95 per share.

        A summary of the status of the Company's options as of December 28, 2019 and changes during the year then ended is presented below:

	Number Of Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	123,114	$18.00
Granted	27,112	$6.30
Canceled or expired	48,906	$19.08

Outstanding at end of year	101,320	$14.31

Options exercisable at December 28, 2019	56,266	$18.36

        Outstanding stock options vested and expected to vest as of December 28, 2019 is 87,771. The intrinsic value of options exercised totaled was $0 and $18 for the fiscal years ended December 28, 2019 and December 29, 2018, respectively.

SUMMER INFANT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. SHARE BASED COMPENSATION (Continued)

        The following table summarizes information about stock options at December 28, 2019:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Remaining Contractual Life	Weighted Average Exercise Price
$3.52 - $9.00	37,223	9.0	$6.75	5,556	8.5	$7.47
$9.01 - $13.50	16,128	7.8	$11.25	11,074	7.7	$11.07
$13.51 - $18.00	31,139	6.7	$16.83	24,195	6.6	$16.56
$18.01 - $32.00	14,667	5.4	$24.30	13,278	5.2	$24.66
$32.01 - $64.00	2,163	1.4	$64.53	2,163	1.4	$64.53

	101,320	7.4	$14.31	56,266	6.5	$18.36

        The aggregate intrinsic value of options outstanding and exercisable at December 28, 2019 and December 29, 2018 are $0, respectively. As of December 28, 2019, there was approximately $117 of unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.2 years.

  Restricted Stock Awards

        Restricted stock awards require no payment from the grantee. The related compensation cost of each award is calculated using the market price on the grant date and is expensed equally over the vesting period. A summary of restricted stock awards made in the year ended December 28, 2019, is as follows:

	Number of Shares	Grant Date Fair Value
Non-vested restricted stock awards as of December 29, 2018	30,220	$15.75
Granted	19,167	$6.21
Vested and released	18,545	$12.87
Forfeited	8,450	$13.86

Non-vested restricted stock awards as of December 28, 2019	22,392	$10.80

        As of December 28, 2019, there was approximately $121 of unrecognized compensation cost related to non-vested stock compensation arrangements granted under the Company's stock incentive plan for restricted stock awards. That cost is expected to be recognized over the next 2.2 years.

        As a subsequent event, on March 13, 2020, the Company completed a 1-for-9 reverse stock split reducing the outstanding common shares to 2,108,743. All of the above transactions occurred prior to the completion of the reverse stock split and, the issuances noted above had the effect of being divided by nine.

8. PROFIT SHARING PLAN

        Summer Infant (USA), Inc. maintains a defined contribution salary deferral plan under Section 401(k) of the Internal Revenue Code. All employees who meet the plan's eligibility requirements can participate. Employees may elect to make contributions up to federal limitations. In

SUMMER INFANT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. PROFIT SHARING PLAN (Continued)

2007, the Company adopted a matching plan which was further amended in 2013, and which was funded throughout the year. For the years ended December 28, 2019 and December 29, 2018, the Company recorded 401(k) matching expense of $311 and $380, respectively.

9. MAJOR CUSTOMERS

        Sales to the Company's top seven customers together comprised approximately 81% of our sales in fiscal 2019 and 77% of our sales in fiscal 2018. Of these customers, three generated more than 10% of sales for fiscal 2019: Amazon.com (26%), Walmart (25%), and Target (17%). In fiscal 2018, three customers generated more than 10% of sales: Amazon.com (23%), Walmart (23%), and Target (16%).

10. COMMITMENTS AND CONTINGENCIES

Leases

        The Company leases office space and distribution centers primarily related to its Riverside California, Canada, United Kingdom, and Hong Kong operations. In November 2019, the Company signed a new two-year lease agreement to continue occupying the same office space in Hong Kong. The agreement did not include any termination or extension options. In connection with these leases, there were no cash incentives from the landlord to be used for the construction of leasehold improvements within the facility. Our headquarters in Woonsocket, Rhode Island continues to be accounted for as a sale-leaseback lease.

        The Company identified and assessed the following significant assumptions in recognizing the right-of-use asset and corresponding liabilities:

  •
  Expected lease term—The expected lease term includes both contractual lease periods and, when applicable, cancelable option periods when it is reasonably certain that the Company would exercise such options. These leases have remaining lease terms between 1.75 and 3.5 years. The Canada lease has one 5-year extension option that has also not been included in the lease term.

  •
  Incremental borrowing rate—The Company's lease agreements do not provide an implicit rate. As the Company does not have any external borrowings for comparable terms of its leases, the Company estimated the incremental borrowing rate based on secured borrowings available to the Company for the next 5 years. This is the rate the Company would have to pay if borrowing on a collateralized basis over a similar term in an amount equal to the lease payments in a similar economic environment.

  •
  Lease and non-lease components—In certain cases the Company is required to pay for certain additional charges for operating costs, including insurance, maintenance, taxes, and other costs incurred, which are billed based on both usage and as a percentage of the Company's share of total square footage. The Company determined that these costs are non-lease components and they are not included in the calculation of the lease liabilities because they are variable. Payments for these variable, non-lease components are considered variable lease costs and are recognized in the period in which the costs are incurred.

SUMMER INFANT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. COMMITMENTS AND CONTINGENCIES (Continued)

        The components of the Company's lease expense for the year ended December 28, 2019 were as follows:

Year Ended December 28, 2019
Operating lease cost	$2,499
Variable lease cost	1,152

Total lease expense	$3,651

Weighted-average remaining lease term	2.1 years
Weighted-average discount rate:	5.00%

        Cash paid for amounts included in the measurement of the Company's lease liabilities were $2,613 for the year ended December 28, 2019.

        As of December 28, 2019, the present value of maturities of the Company's operating lease liabilities were as follows:

Fiscal Year Ending:
2020	$2,690
2021	2,159
2022	321
2023	153
2024	0
Less imputed interest	(282)

Total	$5,041

        Prior to the adoption of ASU 2016-02 and for the year ended December 29, 2018, the Company recognized rent expense on a straight-line basis over the lease period and recorded deferred rent expense for rent expense incurred but not yet paid. The Company also recorded deferred rent attributable to cash incentives received under its lease agreements which are amortized to rent expense over the lease term. During the year ended December 29, 2018, the Company recognized rent expense of $2,736.

SUMMER INFANT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. COMMITMENTS AND CONTINGENCIES (Continued)

        Disclosures related to periods prior to adoption of the new lease standard:

        Under ASC 840 "Leases", approximate future minimum rental payments due under these leases as of December 29, 2018 were as follows:

Fiscal Year Ending:
2019	$2,627
2020	2,556
2021	2,048
2022	323
2023 and beyond	154

Total(a)	$7,708

(a)
Amounts exclude payments for sales-leaseback transaction of the Woonsocket headquarters.

Employment Contracts

        In accordance with applicable local law, Summer Infant Europe Limited is required to have employment contracts with all of its employees. In connection with these contracts, Summer Infant Europe Limited makes individual pension contributions to certain employees at varying rates from 1-7% of the employee's annual salary, as part of their total compensation package. These pension contributions are expensed as incurred. There are no termination benefit provisions in these contracts.

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

        The following is a table that presents net revenue by geographic area:

	For the fiscal year ended
	December 28, 2019	December 29, 2018
United States	$148,326	$145,534
All Other	24,855	28,085

	$173,181	$173,619

SUMMER INFANT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. GEOGRAPHICAL INFORMATION (Continued)

        The following is a table that presents total assets by geographic area:

	December 28, 2019	December 29, 2018
United States	$80,693	$82,631
All Other	10,850	11,585

	$91,543	$94,216

        The following is a table that presents total long-lived assets by geographic area:

	December 28, 2019	December 29, 2018
United States	$24,804	$23,165
All Other	2,555	2,044

	$27,359	$25,209

12. SUBSEQUENT EVENTS

        The Company has evaluated all events or transactions that occurred after December 28, 2019 through the date of this Annual Report on Form 10-K except as set forth herein

Loan Amendments

        Following the end of the period covered by this report, the Company and Summer Infant (USA), Inc., as borrowers, entered into amendments to each of the Restated BofA Agreement and the Term Loan Agreement as described below. Please see Note 5 for additional information regarding the Restated BofA Agreement and the Term Loan Agreement.

  Amendments to Restated BofA Agreement.

        On January 17, 2020, the Company and Summer Infant (USA), Inc., as borrowers, entered into Amendment No. 3 to the Restated BofA Agreement (the "BofA Amendment No. 3"). BofA Amendment No. 3 amended the terms of the Restated BofA Agreement to, among other things, (a) modify the definition of Financial Covenant Trigger Amount so that the amount is $4,000 through February 29, 2020, and at any time thereafter, $5,000; and (ii) reduce the lenders' aggregate revolver commitments to $50,000.

        On March 10, 2020, the Company and Summer Infant (USA), Inc., as borrowers, entered into Amendment No. 4 to the Restated BofA Agreement (the "BofA Amendment No. 4"). BofA Amendment No. 4 amended the terms of the Restated BofA Agreement to, among other things: (a) amend the definition of EBITDA to exclude fees and expenses paid to Winter Harbor and any investment bank retained by the Company; (b) modify the definition of Financial Covenant Trigger Amount so that the amount is (i) $3,000 through May 31, 2020, (ii) $3,500 from June 1 through June 30, 2020, (iii) $3,750 from July 1 through August 31, 2020, (iv) $4,000 from September 1 through September 30, 2020, (v) $4,250 from October 1 through October 31, 2020, (vi) $4,500 from November 1 through November 30, 2020, and (vii) $5,000 at any time from and after December 1, 2020; (c) reduce

SUMMER INFANT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. SUBSEQUENT EVENTS (Continued)

the lenders' aggregate revolver commitments to $48,000; (d) require that the Company meet certain minimum net sales amounts for each period of three consecutive fiscal months through the three-month period ending December 31, 2020; (e) require that the Company meet a certain minimum EBITDA (as defined in the Restated BofA Agreement) as of the end of each fiscal month, calculated on a trailing 12-month period; (f) increase the applicable margin and applicable unused line fee rate; and (g) modify certain reporting requirements.

  Amendment to Term Loan Agreement.

        On January 17, 2020, the Company and Summer Infant (USA), Inc., as borrowers, entered into Amendment No. 3 to the Term Loan Agreement (the "Term Loan Amendment No. 3"). Term Loan Amendment No. 3 amended the terms of the Term Loan Agreement to, among other things, (a) modify the definition of Financial Covenant Trigger Amount to be consistent with the BofA Amendment and (ii) modify the definition of IP Advance Rate Reduction to provide that the amount of reduction will be 5.0 percentage points through February 29, 2020, and at any time thereafter, 10.0 percentage points

        On March 10, 2020, the Company and Summer Infant (USA), Inc., as borrowers, entered into Amendment No. 4 to the Term Loan Agreement (the "Term Loan Amendment No. 4"). Term Loan Amendment No. 4 amended the terms of the Term Loan Agreement to, among other things, (a) amend the definition of Term Loan Borrowing Base to deduct a specified equipment reserve amount from the calculation of the borrowing base; (b) amend the definitions of EBITDA and Financial Covenant Trigger Amount consistent with BofA Amendment No. 4; (c) modify the definition of IP Advance Rate to be 55%, provided that such rate shall be reduced by 1.0% per month on and after the earlier of (i) the due date of the Company's borrowing base certificate for September 2020 and (ii) the date such borrowing base certificate is delivered; (d) suspend principal payments on the term loan for 2020, such payments to resume in March 2021; (e) require that the Company meet certain financial covenants, consistent with BofA Amendment No. 4; and (f) modify certain reporting requirements, consistent with BofA Amendment No. 4.

        In addition, pursuant to Term Loan Amendment No. 4, beginning on March 10, 2020, the term loan will begin to bear additional interest, to be paid in kind ("PIK interest") at annual rate of 4.0%, such PIK interest to be payable upon the earliest to occur of (i) the sale or merger of the Company, (ii) the repayment in full of the term loan and termination of commitments, (iii) the occurrence of a default or event of default under the Term Loan Agreement, (iv) the Company achieving adjusted EBITDA of $12.0 million (calculated on a trailing 12-month basis). If PIK interest becomes due and payable as a result of the Company achieving adjusted EBITDA event described in clause (iv), then the Company shall pay all outstanding PIK interest accrued as of such date and PIK interest shall continue to accrue thereafter and be paid on each subsequent anniversary of such event.

Reverse Stock Split

        The Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a 1-for-9 reverse stock split of the Company's issued and outstanding shares of common stock, effective following the close of business on March 13, 2020. Unless otherwise indicated, the financial statements and accompanying notes give effect to the 1-for-9 reverse stock split as if it occurred at the first period presented.