Form 10-K/A
period 2019-12-28
Summer Infant, Inc.
filed 2020-04-24
CIK 1314772

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

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates as of June 29, 2019, was $4.2 million (and has not been adjusted to reflect the reverse stock split effective March 13, 2020). For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

The number of shares issued and outstanding of the registrant’s common stock as of March 16, 2020 was 2,111,427 (excluding unvested restricted shares that have been issued to employees) reflecting the reverse stock split effective March 13, 2020.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended December 28, 2019, originally filed with the Securities and Exchange Commission on March 18, 2020 (the “Original Filing”). We are filing this Amendment to amend Part III of the Original Filing to include the information required by and not included in Part III of the Original Filing, as we do not intend to file a definitive proxy statement for an annual meeting of stockholders within 120 days of the end of our fiscal year ended December 28, 2019.  In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, we are including with this Amendment new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.  Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications.

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

INDEX TO AMENDMENT NO. 1 TO FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 28, 2019

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Executive Officers

Information concerning our current executive officers is set forth below.  All executive officers hold their positions for an indefinite term and serve at the pleasure of the Company’s Board of Directors (the “Board”).

Stuart Noyes, 56, was appointed our Interim Chief Executive Officer in December 2019. Mr. Noyes is managing partner of Winter Harbor, LLC, a consulting firm specializing in turnaround and restructuring services, which he co-founded in January 2012. He has more than 25 years of experience in executive and general management, operations, procurement, creditor negotiations, and finance, providing strategic and tactical turnaround solutions to a variety of clients. From February 2016 through April 2016, Mr. Noyes served as Chief Restructuring Officer of The Mid-States Supply Company, which filed a voluntary petition for bankruptcy in February 2016.  From September 2016 through November 2016, Mr. Noyes served as Chief Restructuring Officer for TPP Acquisition (d/b/a The Picture People), which filed a voluntary petition for bankruptcy in September 2016. From November 2012 until December 2015, Mr. Noyes served as Chief Restructuring Officer, and then Assignee for Creditors, of AFL Quality, Inc. and its related entities, AFL Quality NY LLC and DGF, Inc., which were subject to an involuntary petition for liquidation in February 2013 that was later dismissed in April 2013.  From Mr. Noyes is a member of the Turnaround Management Association and holds a Master of Business Administration from the University of Utah and Bachelor of Business Administration from the University of Maine.

Paul Francese, 64, was appointed our Senior Vice President and Chief Financial Officer in November 2018.  Mr. Francese previously served as our Chief Financial Officer from September 2012 until November 2014.  Most recently, Mr. Francese was Chief Financial Officer of Rain Carbon Inc., a global chemical company, which he joined in 2015.  Mr. Francese was Chief Financial Officer of OCI Enterprises Inc., a soda ash, hydrogen peroxide and sodium percarbonate producer and solar energy developer, from December 2004 until September 2012.  Prior to joining OCI Enterprises, Mr. Francese served as Chief Financial Officer of Cannondale Bicycle Corp, a designer and manufacturer of high-end bicycles and consumer sporting goods accessories.  Mr. Francese holds a B.A. from Rutgers University and a M.B.A. from the University of New Haven.

Directors

Our Board currently has six directors, and one vacancy. Biographical information for our current directors is set forth below.

Evelyn D’An, 58, a director since November 2016, is President of D’An Financial Services, a strategic consulting firm she established in 2004.  She also worked in various positions of increasing responsibility at Brightstar Corporation from 2010-2014, prior to which she provided the company with consulting/advisory services.  Her last position at Brightstar was CFO of the joint venture Brightstar ERV, managing all financial aspects of the organization, which handles the recycling of mobile devices.  Ms. D’An was employed by Ernst & Young from 1986 until 2004 and became the first Hispanic female partner in the Southeast region.  Since March 2018, Ms. D’An has served as a director of Enochian Biosciences, Inc., a publicly traded, pre-clinical stage biotechnology company.  She graduated with a Masters of Accounting from Florida International University and a Bachelor of Science from the State University of Albany.

Martin Fogelman, 76, a director since March 2007, is an independent consultant and private investor in the juvenile products industry.  He was instrumental in the conception and development of the Babies R Us retail chain and served as senior vice president of both Toys R Us and Babies R Us, where he was employed from 1986 to May 2003.  From May 2003 until March 2007, Mr. Fogelman was President of Baby Trend, Inc., a manufacturer of infant products.  He also served as an advisory board member of Babyganics Products, pbc, a baby healthcare products company.

Robin Marino, 65, a director since August 2015, is currently an independent brand consultant.  From June 2011 to November 2014, Ms. Marino served as Group President, Accessories and Home, of LFUSA/Global Brands Group (GBG), a branded apparel, footwear, fashion accessories and related lifestyle product company, where she oversaw five divisions.  Prior to joining GBG, Ms. Marino was President and CEO of Merchandising at Martha Stewart Living Omnimedia, which she originally joined in 2005.  Ms. Marino was also President and COO of Kate Spade from 1999 to 2005.  Prior to that, she served in a variety of management positions for fashion and retail companies such as Burberry Limited, Wathne LTD and Federated Department Stores, Inc.  Ms. Marino served as a director of Hampshire Group, Limited from February 2016 until September 2016.  Ms. Marino holds a B.B.A. from Stetson University.

Alan Mustacchi, 59, a director since May 2015, served most recently as Executive Vice President, Capital Markets of GreenSky, Inc., a technology-focused consumer finance platform, from November 2014 until April 2020. Prior to joining GreenSky, Mr. Mustacchi was Managing Director and Head of Consumer Products & Specialty Retail Investment Banking of Dresner Partners, a middle market investment bank specializing in merger & acquisition advisory, institutional private placements of debt and equity, financial restructuring and corporate turnaround, valuation and strategic consulting, from 2013 until 2014.  From 2005 until 2013, Mr. Mustacchi was at Navigant Capital Advisors, LLC, where he was Managing Director, Investment Banking.  He was also Managing Director, Merchant Banking Group, at BNP Paribas, where he spent 11 years, and Vice President of The Bank of New York in its commercial finance group.  Early in his career, Mr. Mustacchi spent six years as a Certified Public Accountant.  He holds a B.S. in Accounting and Economics from New York University’s College of Business and Public Administration and a M.B.A. in Finance and International Business from New York University’s Graduate School of Business Administration.

Andrew Train, 38, has been a director since August 2017.  Since May 2014, Mr. Train has been President of OBERLAND, a purpose driven branding agency based in New York City which he co-founded.  Prior to founding OBERLAND, Mr. Train was the Advertising Business Director at J. Walter Thompson New York, a branding, marketing and advertising agency, from May 2009 until May 2014.  Earlier in his career, he worked on well-known global brands such as HSBC, Verizon, UPS, Puma, and Lufthansa in North America and China while at J. Walter Thompson and other advertising agencies.  Mr. Train has been recognized by several national and global organizations for cause marketing and driving social change through traditional, digital, social and mobile campaigns.  Mr. Train holds a B.A. in Economics from the University of Richmond.

Stephen J. Zelkowicz, 47, has been a director since August 2014.  Since 1999, he has served as an equity research analyst at Wynnefield Capital, Inc., an investment firm specializing in small, publicly-traded companies.  Mr. Zelkowicz holds a B.A. from the University of Pennsylvania.

Corporate Governance

Audit Committee and Audit Committee Financial Expert

Our Board has established a separately-designated standing Audit Committee in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The Audit Committee currently consists of three members: Alan Mustacchi (Chairman), Evelyn D’An and Robin Marino.  Each member of the Audit Committee is an “independent” director under applicable SEC and Nasdaq Stock Market rules.  Our Board has determined that each of Mr. Mustacchi and Ms. D’An qualifies as an “audit committee financial expert” within the meaning of SEC rules.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports with the SEC relating to their ownership and changes in ownership of our common stock and other equity securities. Based solely on our review of our records, SEC filings and on written representations from our executive officers and directors, we believe that each person who, at any time during the fiscal year, was a director, officer or beneficial owner of more than 10% of our common stock, complied with all Section 16(a) requirements during the fiscal year, except for Jason Macari, who filed two late Form 4 filings reporting five purchase transactions.

Process for Stockholder Nominations

There have been no material changes to the procedures by which security holders may recommend nominees to our Board.

Item 11.  Executive Compensation

Overview

We are an infant and juvenile products company originally founded in 1985 and have publicly traded on the Nasdaq Stock Market since 2007 under the symbol “SUMR.” We are a recognized authority in the juvenile industry, providing parents and caregivers a full range of innovative, high-quality, and high-value products to care for babies and toddlers.

Our industry is highly competitive and has many participants, and our ability to compete effectively in our industry is dependent in part on our ability to attract, motivate and retain key management personnel and qualified employees. Historically, we have followed a pay-for-performance compensation philosophy, with the intent to, over time, bring salaries and total executive compensation in line with approximately the median (50th percentile) of the companies represented in our peer group.  However, we have not been able to compensate our executives anywhere near this level in past years due to our Company’s financial performance, stock price and the limited pool of shares available for issuance under our equity plan.

The below discussion outlines the Company’s approach to executive compensation leading up to 2019.  However, in 2019, given the uncertainty of the impact on the Company’s results of trade tariffs on imported Chinese goods, including tariffs imposed in 2018, proposed new tariffs and increases in existing tariffs, the Compensation Committee, with the approval of the Board, determined not to adopt an annual bonus incentive program for fiscal 2019. The Company’s actual fiscal 2019 sales ended relatively flat, declining by 0.3%.  In late 2019, we experienced a change in senior management, with Mark Messner, our former Chief Executive Officer stepping down.  In light of the Company’s financial situation at the end of 2019, the Board appointed Stuart Noyes as the Company’s Interim Chief Executive Officer pursuant to an engagement with Winter Harbor, LLC, a consulting firm specializing in turnaround and restructuring services.

Our Board has appointed a Compensation Committee consisting of independent directors as required by applicable SEC and Nasdaq Stock Market rules.  The Compensation Committee is authorized to determine and approve, or make recommendations to our Board with respect to, the compensation of our chief executive officer, chief financial officer and our other executive officers, and to grant or recommend the grant of stock-based compensation to our executive officers and employees.  The Compensation Committee also reviews our compensation policies and practices for all employees.

Historically, our philosophy is to compensate our executives at levels that enable us to attract, motivate and retain highly qualified executives.  In the past, the components of executive compensation have been base salary, annual incentive bonuses and equity award grants. The Compensation Committee aims to provide salaries that are competitive with those paid by comparable companies for similar work, based on each executive’s experience and performance.  In prior years, our compensation program has included an annual bonus program designed to reward individuals for performance based primarily on the Company’s achievement of financial goals as well as the individual’s achievement of personal and strategic goals that contribute to building stockholder value.  In addition, annual grants of stock-based awards are intended to provide additional incentive to executives to work to enhance long-term total return to stockholders and to align the interests of our executives with those of our stockholders.  Total compensation levels reflect the executive’s position, responsibilities, tenure, individual experience and achievement of goals.  Compensation levels may vary from year to year and among our various executive officers with fixed and variable pay components.  The Compensation Committee and the Board may also, from time to time, desire to recognize individual contributions to the Company and to encourage continued outstanding performance by granting discretionary bonuses, in the form of cash or equity awards.

We provide only certain executive fringe benefits. Generally our executives receive health and welfare benefits, such as group medical, dental, life and long-term disability coverage, under plans generally available to all other employees.  We believe that our executives should be able to provide for their retirement needs from the total annual compensation they earn based on our performance.  Accordingly, other than an employer matching contribution under our 401(k) plan, which is the same that we provide all of our employees, we do not offer our executives any nonqualified pension plans, supplemental executive retirement plans, deferred compensation plans or other forms of compensation for retirement.  We may provide for fringe benefits, such as auto allowances, commuting benefits, housing or relocation benefits in individually negotiated executive employment agreements.

Role of the Compensation Committee and Management

The Compensation Committee currently determines or recommends to the Board the compensation of our chief executive officer, chief financial officer and our other executive officers.  Annually, our Compensation Committee, together with our Board, evaluates the performance of and determines the compensation of our chief executive officer in light of the goals and objectives of our compensation program for that year.  Our Compensation Committee annually assesses the performance of our other executive officers and considers recommendations from our chief executive officer when determining the compensation of our other executive officers.  As discussed below, the Compensation Committee may also consider input from other independent directors, our compensation consultant and benchmarking studies and surveys, but retains absolute discretion as to whether to adopt any recommendations as it deems appropriate.

At the request of our Compensation Committee, our chief executive officer, chief financial officer and other executive officers may attend our Compensation Committee meetings, including meetings at which our compensation consultant is present.  This enables our Compensation Committee to review with senior management the strategic and individual goals.  Our Compensation Committee ultimately makes all determinations regarding financial and individual goals and targets.  Our chief executive officer does not attend any portion of meetings at which his compensation is discussed.

The Compensation Committee also, in consultation with its independent compensation consultant, considers changes to our compensation programs as appropriate in response to input from stockholders through our annual Say on Pay vote and evolving factors such as the business environment and competition for talent.  As part of its 2019 compensation setting process, the Compensation Committee reviewed the results of the Say on Pay vote regarding executive compensation paid in 2018, in which approximately 99% of the votes cast were voted in favor of our executive compensation program.

The Compensation Committee has authority to retain (at our Company’s expense) outside counsel, compensation consultants and other advisors to assist as needed.  The Compensation Committee considers input and recommendations from our outside compensation consultants in connection with its review of our Company’s compensation programs and its annual review of the performance of the other executive officers.  In 2019, the Compensation Committee engaged the services of an independent compensation consultant, Pearl Meyer.  The Compensation Committee retains Pearl Meyer directly, although in carrying out assignments Pearl Meyer also interacts with management when necessary and appropriate to obtain compensation and performance data. As required under SEC rules, the Compensation Committee reviews the services of its compensation consultant to evaluate whether any conflicts of interest are raised, taking into consideration certain factors, including whether the consultant provides any other services to our Company, the amount of fees our Company pays to the consultant, whether there are any business or personal relationships with an executive officer of our Company or with any committee member, and whether the consultant owns any stock of our Company.  On an annual basis, the Compensation Committee will continue to monitor the independence of its compensation consultants. The Compensation Committee determined, based on its evaluation, that the work of Pearl Meyer has not created any conflict of interest.  In 2019, Pearl Meyer assisted the Compensation Committee with the following: (i) attended Compensation Committee meetings as requested; (ii) provided advice and analysis of the design of the Company’s short-term and long-term incentive programs; and (iii) reviewed and provided comments on named executive officers’ compensation and the disclosure regarding executive compensation in the proxy statement for the 2019 annual meeting of stockholders.

Compensation Benchmarking

In determining compensation levels, the Compensation Committee believes that it is important when making compensation-related decisions to be informed as to the practices of publicly-held companies of similar size, revenue and market focus.  As a result, the Compensation Committee relies on its independent compensation consultant to help define the appropriate competitive market using a combination of peer group companies and industry-specific compensation surveys.  The Company’s peer group currently consists of the companies noted below.

Acme United Corporation	JAKKS Pacific, Inc.
Black Diamond, Inc.	Lifetime Brands, Inc.
Crown Crafts, Inc.	Nautilus Inc.
CSS Industries Inc.	Rocky Brands, Inc.
Delta Apparel, Inc.	Turtle Beach Corporation
Escalade Inc.	ZAGG Inc.

Named Executive Officer Compensation in 2019

Our named executive officers for 2019 were Stuart Noyes, Interim Chief Executive Officer, Paul Francese, Senior Vice President and Chief Financial Officer, and Mark Messner, former President and Chief Executive Officer.  Mr. Noyes joined our Company in December 2019, replacing Mr. Messner.

Interim CEO

Winter Harbor Engagement. Mr. Noyes does not receive any compensation directly from the Company, but was engaged pursuant to the terms of an engagement letter between the Company and Winter Harbor, LLC dated December 9, 2019 (the “Letter Agreement”), to act as the Company’s Interim CEO, effective December 16, 2019.  Mr. Noyes reports to the Board, and, together with other Winter Harbor advisors, provides restructuring and advisory services to the Company. Compensation for the services provided under the Agreement for the first ten weeks of the engagement were determined based on agreed-upon hourly rates, subject to a cap of $35,000 per week (other than holiday weeks, which were capped at $15,000 each week) and thereafter upon actual hours worked or such other mutually agreed upon fee structure, plus any out-of-pocket expenses. In February 2020, the Compensation Committee approved, and the Company entered into, an amendment to the Letter Agreement that provides for compensation at a weekly rate of $40,000, effective beginning the week of February 24, 2020 through the termination of the engagement letter. The Letter Agreement, as amended, also includes a bonus (within a range of $50,000 to $550,000) payable to Winter Harbor if the Company engages in a transaction that constitutes a “change in control” (as defined in the Company’s existing Change in Control Plan) and the Company’s stockholders receive a specified amount of per share consideration, the amount of such bonus to vary depending on such per share consideration. The Company has also agreed to indemnify Winter Harbor, Mr. Noyes and other Winter Harbor personnel in connection with the engagement, subject to customary terms and conditions. Either party may terminate the Letter Agreement upon 30 days’ prior written notice.

Prior to entering into the Letter Agreement, in November 2019 in connection with the Company’s amendment to its credit facilities, the Company engaged Winter Harbor to provide financial advisory services (the “Advisor Agreement”) and paid a retainer of $25,000. Compensation under the Advisor Agreement is determined based on agreed-upon hourly rates for actual hours worked, plus any out-of-pocket expenses and a 1% administrative fee on the total amount of each invoice to cover administrative costs. As of December 28, 2019, the Company had paid or accrued approximately $35,774 related to services provided under the Advisory Agreement, including expenses and administrative fees. Fees for services under the Advisor Agreement engagement are separate from, and in addition to, fees paid under the Letter Agreement.  Fees paid to Winter Harbor under the Letter Agreement are included in the Summary Compensation Table set forth in the Executive Compensation section below.

Other Named Executive Officers

Base Salaries.  There were no base salary increases for Messrs. Messner or Francese in 2019.

Annual Incentive Bonus.  As discussed above, no annual incentive bonus program was approved for fiscal 2019.

Long-Term Equity Incentive Awards.  For 2019, our annual equity-based incentive compensation awards for executive officers and senior management employees were in the form of restricted stock awards and stock options in amounts generally below the market 25th percentile for similar companies due to our stock price and share pool size.  Messrs. Messner and Francese each received an annual equity award comparable to prior years. The vesting schedule for these awards is 25% per year, with vesting beginning on the first anniversary of the grant date. In connection with his separation from the Company as described below, a portion of Mr. Messner’s 2019 annual equity award was accelerated.

SUMMARY COMPENSATION TABLE

The following table sets forth, for fiscal years 2018 and 2019, information regarding compensation of our named executive officers:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (1)	All Other Compensation ($)		Total ($)
Stuart Noyes	2019	—	—	—	—	76,194	(2)	76,194
Interim Chief Executive Officer

Paul Francese	2019	330,000	—	6,900	7,800	11,175	(3)	355,875
Senior Vice President and Chief Financial Officer	2018	17,769	—	18,800	15,900	3,899		56,368

Mark Messner (4)	2019	403,846	—	13,800	15,600	293,086	(4)	726,332
Former President and Chief Executive Officer	2018	420,000	—	16,400	18,000	96,667		551,667

(1)         The amounts for 2019 reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.  Assumptions used in the calculation of these amounts are included in Note 7 to our audited consolidated financial statements for the fiscal year ended December 28, 2019, included in our Original Filing.

(2)         Represents fees paid to Winter Harbor, LLC pursuant to the Letter Agreement described above under “Winter Harbor Engagement” during the year ending December 28, 2019.  Consists of (i) $30,620 hourly fees paid for services of Mr. Noyes, (ii) $18,331 hour fees paid for services of other Winter Harbor employees, (iii) a $25,000 retainer paid upon entering into the Letter Agreement and (iv) $2,243 of expenses.

(3)         Includes (i) $175 of relocation expenses and (ii) $11,000 of employer contributions to our Company’s 401(k) plan.

(4)         Mr. Messner stepped down as the Company’s CEO effective December 13, 2019. The amount in the All Other Compensation column for 2019 includes (i) $30,505 of living expenses, (ii) $44,191 of travel expenses to and from Mr. Messner’s residence to our Company’s executive offices, (iii) an auto allowance of $8,250, (iv) $11,000 of employer contributions to our Company’s 401(k) plan, (v) $22,353 of accrued paid time-off that was paid to Mr. Messner upon his separation from the Company, (vi) $15,158 of value for equity awards accelerated upon his separation from the Company, (vii) $150,000 cash severance payment, (viii) $6,175 lease liability assumed under Mr. Messner’s separation agreement and (ix) $5,454 post-termination payment for COBRA.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information about outstanding equity awards held by the named executive officers at the end of 2019.  Mr. Noyes has received no equity awards from the Company. Share amounts in the table below have been adjusted to reflect the 9-for-1 reverse stock split that occurred in March 2020.

	Option Awards					Stock Awards
Name	Award Grant Date (1)	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price Per Share ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Paul Francese	11/27/2018	833	2,500	8.46	11/27/2028
	11/27/2018	—	—	—	—	1,667	$3,450
	05/10/2019	—	2,223	6.21	05/10/2029
	05/10/2019	—	—	—	—	1,111	$2,300

Mark Messner (2)	07/13/2016	9,723	—	15.30	06/30/2020
	02/22/2017	4,862	—	17.73	06/30/2020
	03/19/2018	3,429	—	10.71	06/30/2020
	05/02/2018	1,667	—	7.38	06/30/2020
	05/10/2019	556	—	6.21	06/30/2020

(1)         Unless otherwise noted, (i) option grants vest as follows: 25% of the total number of shares subject to the options vest and become exercisable on each of the first, second, third and fourth anniversaries of the date of grant and (ii) restricted stock grants have a vesting schedule as follows: 25% of the total number of shares underlying the award vest on each of the first, second, third and fourth anniversaries of the date of grant.

(2)         Mr. Messner stepped down as the Company’s CEO effective December 13, 2019.  Under his separation agreement with the Company, (i) the vesting of a portion of outstanding, unvested option awards was accelerated and the period in which to exercise vested options was extended to June 30, 2020, and unvested option awards were terminated, and (ii) the vesting of a portion of outstanding, unvested stock awards was accelerated and remaining unvested stock awards were terminated.

Employment Arrangements with Current Named Executive Officers

Stuart Noyes. Our Interim CEO, Mr. Noyes, does not receive any compensation directly from the Company.  See “Winter Harbor Engagement” and the Summary Compensation Table above regarding compensation paid to Winter Harbor, LLC for Mr. Noyes’ services.

Paul Francese.  Pursuant to the terms of his offer letter with the Company, Mr. Francese receives an initial annual base salary of $330,000, and is eligible to participate in the Company’s short-term incentive bonus program beginning in fiscal year 2019, with a target equal to 40% of his base salary.  He is also eligible to participate in our long-term incentive plan and any other bonus plans, as determined by the Compensation Committee, and is eligible to receive all medical, dental and other benefits to the same extent as provided to other senior management employees.  Further, the Company agreed to reimburse Mr. Francese for certain living expenses incurred during his first month of employment in an amount not to exceed $8,000.  If Mr. Francese’s employment is terminated by us without cause, or Mr. Francese terminates his employment for good reason, then he is entitled to receive a cash severance payment equal to six months of his then current base salary, payable in accordance with the Company’s customary payroll practices and subject to the Company’s receipt of a general release and termination agreement from Mr. Francese.  Mr. Francese is a participant in the Company’s Change in Control Plan, described below, pursuant to which he is entitled to compensation in the event he is terminated for certain reasons following a change in control of the Company.

Separation Agreement and General Release with Former Chief Executive Officer

In November 2019, the Company, Summer Infant (USA), Inc. and Mr. Messner entered into a Separation Agreement and General Release (the “Separation Agreement”) regarding the terms of his departure from the Company. Pursuant to the Separation Agreement, in consideration for a general release and covenants from Mr. Messner, Mr. Messner received (i) cash severance totaling $150,000.00, (ii) accelerated vesting of a total of 31,250 shares (3,473 shares on a post-split adjusted basis) under outstanding restricted share awards, (iii) accelerated vesting of a total of 31,250 stock options (3,473 options on a post-split adjusted basis) under outstanding stock option awards, (iv) an extension of the option exercise period for all vested and unexercised stock option awards until June 30, 2020, and (v) reimbursement for COBRA coverage expense up to November 30, 2020.  In addition, the Company assumed remaining obligations under Mr. Messner’s apartment lease in Rhode Island and will provide, at its expense, outplacement services to Mr. Messner for a period of up to 12 months following his separation.

Change in Control Plan

In February 2018, the Board approved a Change in Control Plan.  Under the “double trigger” provisions of the Change in Control Plan, a participant will be entitled to certain payments if (1) there is a change in control and (2) within the 12-month period following the change in control, the participant’s employment is terminated without cause by the Company or for good reason by the participant.  If these events occur, a participant will be entitled to receive payments based on their tier under the Plan for a period of time following the termination.  Our Interim CEO, Mr. Noyes, does not participate in the Change in Control Plan.  Our CFO, Mr. Francese, is a Tier 2 participant in the Change in Control Plan, and would receive the following benefits:

•                                          a cash payment equal to his annual base salary times the applicable tier multiplier (1.0x for our CFO), payable over a period of time following termination (12 months for our CFO);

•                                          a cash payment equal to the pro-rated portion of the participant’s annual cash bonus actually achieved for the fiscal year in which the termination occurs, payable when such payment would otherwise be paid after the end of the relevant performance period; and

•                                          a cash payment equal to one times the monthly premiums for the participant’s group medical, dental and vision coverage for a period of time (12 months for our CFO), payable monthly provided that such payments will end if the participant becomes eligible to participate in similar plans with a subsequent employer.

In addition, any unvested equity awards held by our CFO that were granted prior to the change in control will accelerate and vest in full as of the participant’s termination date, and any unvested performance-based equity awards will be deemed vested and earned assuming achievement at the target performance level.  As a condition to receiving payments under the Plan, participants must execute a severance agreement and release, which includes non-competition and similar covenants that remain in effect for 12 months for our CFO.

Retirement Plans

We have a Section 401(k) plan and provide an employer matching contribution, which is the same that we provide all of our employees.  We do not offer our executives any nonqualified pension plans, supplemental executive retirement plans, deferred compensation plans or other forms of compensation for retirement.

Director Compensation

For fiscal 2019, the following director compensation program was in place for our non-employee directors:

•                  for the first two quarters of 2019, an annual retainer fee of $90,000 for the Chairperson and $45,000 for other non-employee directors, which was reduced to $70,000 and $35,000, respectively, beginning in the third quarter of 2019;

•                  for any meetings beyond four regularly scheduled board meetings per year, a fee of $1,000 for each board meeting attended in person;

•                  the chairpersons of the Audit, Compensation, Nominating/Governance and Marketing Committees received an additional annual fee of $15,000, $10,000, $8,000 and $8,000, respectively;

•                  each director serving as a member of the Audit, Compensation and Nominating/Governance Committees (other than the chairperson of each such committee) received an annual fee of $5,000; and

•                  on the date of our annual meeting of stockholders, each director other than our Chairperson received an annual equity award, in the form of 7,500 shares (834 shares on a post-split adjusted basis) and the Chairperson received an annual equity award, in the form of shares of our common stock, of 15,000 shares (1,667 shares on a post-split adjusted basis).

We also generally reimburse non-employee directors for travel expenses incurred in connection with their duties as directors.  In addition, our Board of Directors may from time to time also provide for cash compensation, as recommended by the Compensation Committee, payable to members of special or ad hoc committees of the Board of Directors.

Other than as disclosed in this proxy statement, we do not pay any directors who are also executive officers any additional compensation for service as directors.

Director Compensation in 2019

The following table shows non-employee director compensation in 2019.  Mark Messner, our former Chief Executive Officer, served on the Board during 2019 and did not receive any additional compensation for his service as a director.  For information on compensation received by Mr. Messner for his services as former Chief Executive Officer, please see “Executive Compensation - Summary Compensation Table” above.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	All Other Compensation ($)	Total ($)
Evelyn D’An	55,000	5,175	—	60,175
Marty Fogelman	45,000	5,175	—	50,175
Robin Marino	90,000	10,350	—	100,350
Alan Mustacchi	60,000	5,175	—	65,175
Andrew Train	48,000	5,175	—	53,175
Stephen J. Zelkowicz	53,000	5,175	—	58,175

(1)         Represents fees earned or paid in cash in 2019, including annual retainer fees and committee fees.

(2)         The amounts reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.  Assumptions used in the calculation of these amounts are included in Note 7 to our audited consolidated financial statements for the fiscal year ended December 28, 2019, included in our Original Filing.  As of December 28, 2019, Mr. Train had 278 unvested restricted shares (on a post-split basis).

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table summarizes information, as of December 28, 2019, regarding our equity compensation plans (on a post-split adjusted basis).

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans [excluding securities reflected in column (a)] (c)

Equity compensation plans approved by stockholders	105,604	(1)	$13.46	71,468
Equity compensation plans not approved by stockholders	18,196	(2)	18.59	—
Total	123,800		$14.21	71,468

(1)         Includes 21,716 shares issuable upon vesting of outstanding restricted stock awards granted to employees which have not yet vested.  Such shares are not included in the calculation of the weighted average exercise price reflected in column (b).

(2)         Represents awards granted as inducement grants to newly-hired employees that were not subject to shareholder approval pursuant to applicable Nasdaq Stock Market Rules.  Includes 694 shares issuable upon vesting of outstanding restricted stock awards granted to employees which have not yet vested.  Such shares are not included in the calculation of the weighted average exercise price reflected in column (b).

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our common stock as of March 31, 2020 by:

•                  each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•                  each of our directors and named executive officers; and

•                  all of our current executive officers and directors as a group.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percent of Common Stock (3)
5% Stockholders
Wynnefield Capital Management LLC and related parties (4)	758,788	36.0%
Jason Macari (5)	385,432	18.3%

Directors and Named Executive Officers
Evelyn D’An	3,546	*
Marty Fogelman (6)	14,590	*
Paul Francese (7)	4,448	*
Robin Marino	23,744	1.1%
Mark Messner (8)	38,642	1.8%
Alan Mustacchi	10,228	*
Stuart Noyes	—	—
Andrew Train	3,964	*
Stephen J. Zelkowicz	8,123	*
All current directors and executive officers as a group (8 persons) (7)	68,643	3.3%

*  Less than 1%

(1)      Unless otherwise noted, the business address of each named person is 1275 Park East Drive, Woonsocket, Rhode Island 02895.

(2)      Unless otherwise noted, each person named in the table has sole voting and investment power with regard to all shares beneficially owned, subject to applicable community property laws.

(3)      The percentages shown are calculated based on 2,111,427 shares of common stock issued and outstanding on March 31, 2020.  In calculating the percentage of ownership, all shares of common stock that the identified person or group had the right to acquire within 60 days of March 31, 2020 are deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by that person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by any other person or group.

(4)      The information is as reported on Amendment No. 11 to Schedule 13D filed with the SEC on March 12, 2019.  The address for Wynnefield Capital Management, LLC and related entities is 450 Seventh Avenue, Suite 509, New York, NY 10123.  Of the shares indicated, 228,644 shares are beneficially owned by Wynnefield Partners Small Cap Value, L.P. (“Partners”), 346,343 shares are beneficially owned by Wynnefield Partners Small Cap Value, L.P. I (“Partners I”), 159,527 shares are beneficially owned by Wynnefield Small Cap Value Offshore Fund, Ltd. (“Fund”), and 24,274 shares are beneficially owned by Wynnefield Capital, Inc. Profit Sharing & Money Purchase Plan (“Plan”).

Wynnefield Capital Management, LLC (“WCM”) is the sole general partner of Partners and Partners I and, accordingly, may be deemed to be the indirect beneficial owner (as that term is defined under Rule 13d-3 under the Exchange Act) of the shares that Partners and Partners I beneficially own.  WCM, as the sole general partner of Partners and Partners I, has the sole power to direct the voting and disposition of the shares that Partners and Partners I beneficially own.  Nelson Obus and Joshua Landes are the co-managing members of WCM and, accordingly, each of Messrs. Obus and Landes may be deemed to be the indirect beneficial owner (as that term is defined under Rule 13d-3 under the Exchange Act) of the shares that WCM may be deemed to beneficially own.  Each of Messrs. Obus and Landes, as co-managing members of WCM, share the power to direct the voting and disposition of the shares that WCM may be deemed to beneficially own.

Wynnefield Capital, Inc. (“WCI”) is the sole investment manager of the Fund and, accordingly, may be deemed to be the indirect beneficial owner (as that term is defined under Rule 13d-3 under the Exchange Act) of the shares that the Fund beneficially owns.  WCI, as the sole investment manager of the Fund, has the sole power to direct the voting and disposition of the shares that the Fund beneficially owns.  Messrs. Obus and Landes are executive officers of WCI and, accordingly, each may be deemed to be the indirect beneficial owner (as that term is defined under Rule 13d-3 under the Exchange Act) of the shares that WCI may be deemed to beneficially own.  Messrs. Obus and Landes, as executive officers of WCI, share the power to direct the voting and disposition of the shares that WCI may be deemed to beneficially own.

The Plan is an employee profit sharing plan.  Messrs. Obus and Landes are the co-trustees of the Plan and accordingly, Messrs. Obus and Landes may be deemed to be the indirect beneficial owner (as that term is defined under Rule 13d-3 under the Exchange Act) of the shares that the Plan may be deemed to beneficially own.  Each of Messrs. Obus and Landes, as the trustees of the Plan, shares with the other the power to direct the voting and disposition of the shares beneficially owned by the Plan.

The information set forth in this footnote with respect to WCM, WCI and Messrs. Obus and Landes, shall not be considered an admission that any of such persons, for the purpose of Section 16(b) of the Exchange Act, are the beneficial owners of any shares in which such persons do not have a pecuniary interest.  Each of WCM, WCI and Messrs. Obus and Landes disclaims any beneficial ownership of these shares.

(5)      The information is as reported on Amendment No. 2 to Schedule 13D filed with the SEC on September 12, 2016 and a Form 4 filed on November 20, 2019.  The address of Mr. Macari is 3100 Diamond Hill Road, Cumberland, Rhode Island 02864.

(6)      Includes 6,255 shares held by Mr. Fogelman’s spouse.

(7)      Includes (i) 834 shares that may be acquired upon exercise of outstanding vested options, (ii) 556 shares that may be acquired upon exercise of stock options that vest within 60 days of March 31, 2020, and (iii) 278 shares that vest pursuant to outstanding stock awards that vest within 60 days of March 31, 2020.

(8)      Includes 20,237 shares that may be acquired upon exercise of outstanding vested options.  Mr. Messner stepped down as the Company’s CEO effective December 13, 2019.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Independence of Directors

In determining the independence of directors, our Board analyzes each director’s relationship with our Company and our subsidiaries to determine whether our directors are independent under the applicable rules of the Nasdaq Stock Market and the SEC.  Our Board has determined that each of our current directors is “independent” within the meaning of the independence rules of the Nasdaq Stock Market and the SEC.

Certain Relationships and Related Transactions

In March 2009, our wholly owned subsidiary, Summer Infant (USA), Inc. (“Summer USA”), entered into a definitive agreement with Faith Realty II, LLC, a company whose members are Jason P. Macari, our former Chief Executive Officer and a former director.  Under this agreement, Faith Realty purchased our corporate headquarters located at 1275 Park East Drive, Woonsocket, Rhode Island for $4,052,500 and subsequently leased the headquarters back to Summer USA for an annual rent of $390,000 for an initial seven-year term.  The lease was last amended in January 2018 and extended the term of the lease until March 31, 2021 with annual rent of $468,000.

For a description of the Company’s agreement with Winter Harbor, of which Mr. Noyes is managing partner, see “Executive Compensation - Winter Harbor Engagement” above.

Item 14.  Principal Accountant Fees and Services

Our Audit and Finance Committee appointed RSM US, LLP (“RSM”), an independent registered public accounting firm, to audit the consolidated financial statements of our company for the fiscal year ending January 2, 2021.

Fees

The following table shows the aggregate fees paid or accrued for audit and other services provided for fiscal years 2019 and 2018:

	2019	2018
Audit Fees	$338,246	$339,120
Audit-Related Fees	—	12,000
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$338,246	$351,120

Audit Fees in 2018 and 2019 were for professional services rendered for the audit of our annual consolidated financial statements and related procedures and review of consolidated financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by RSM in connection with statutory and regulatory filings or engagements.  Audit-Related Fees in 2018 were for services rendered with respect to the Company’s adoption of and transition to the new lease accounting standard (ASC 842, Leases).

Audit Committee Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit and Finance Committee pre-approves all audit and permissible non-audit services provided by the independent registered public accounting firm.  These services may include audit services, audit-related services, tax services and other services.  Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget.  The independent registered public accounting firm and management are required to periodically report to the Audit and Finance Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with the pre-approval, and the fees for the services performed to date.  The Audit and Finance Committee may also pre-approve particular services on a case-by-case basis.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(3).     Exhibits.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 24th day of April, 2020.

SUMMER INFANT, INC.

By:	/s/ PAUL FRANCESE
Paul Francese
Chief Financial Officer
(Principal Financial and Accounting Officer)