Form 10-Q
period 2020-03-28
Summer Infant, Inc.
filed 2020-05-12
CIK 1314772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 28, 2020

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

As of May 3, 2020, there were 2,111,427 shares outstanding of the registrant’s Common Stock, $0.0001 par value per share.

Summer Infant, Inc.

Form 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements (unaudited)

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

Note that all amounts presented in the table below are in thousands of U.S. dollars, except share and par value amounts.

	(Unaudited)
	March 28, 2020	December 28, 2019
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$693	$395
Trade receivables, net of allowance for doubtful accounts	30,471	32,787
Inventory, net	25,170	28,056
Prepaid and other current assets	3,034	2,946
TOTAL CURRENT ASSETS	59,368	64,184
Property and equipment, net	8,118	8,788
Other intangible assets, net	12,799	12,896
Right to use assets, noncurrent	3,959	4,578
Deferred tax assets, net	1,243	996
Other assets	94	101
TOTAL ASSETS	$85,581	$91,543

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$25,530	$25,396
Accrued expenses	7,446	7,289
Lease liabilities, current	2,523	2,495
Current portion of long term debt	219	875
TOTAL CURRENT LIABILITIES	35,718	36,055
Long-term debt, less current portion and unamortized debt issuance costs	41,759	45,359
Lease liabilities, noncurrent	1,844	2,546
Other liabilities	1,953	2,000
TOTAL LIABILITIES	81,274	85,960

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.0001 par value, 1,000,000 authorized, none issued or outstanding at March 28, 2020 and December 28, 2019, respectively	—	—
Common Stock $0.0009 par value, authorized, issued and outstanding of 5,444,445, 2,141,612 and 2,111,427 at March 28, 2020 and 5,444,445, 2,138,928, and 2,108,743 at December 28, 2019, respectively	2	2
Treasury Stock at cost (30,185 shares at March 28, 2020 and December 28, 2019)	(1,283)	(1,283)
Additional paid-in capital	77,704	77,715
Accumulated deficit	(70,298)	(69,088)
Accumulated other comprehensive loss	(1,818)	(1,763)
TOTAL STOCKHOLDERS’ EQUITY	4,307	5,583
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$85,581	$91,543

See notes to condensed consolidated financial statements

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

Note that all amounts presented in the table below are in thousands of U.S. dollars, except share and per share amounts.

	(Unaudited)
	For the Three Months Ended
	March 28, 2020	March 30, 2019
Net sales	$40,338	$42,538
Cost of goods sold	27,835	29,088
Gross profit	12,503	13,450
General and administrative expenses	8,147	9,379
Selling expense	3,444	3,353
Depreciation and amortization	967	937
Operating loss	(55)	(219)
Interest expense, net	1,410	1,249
Loss before income taxes	(1,465)	(1,468)
Benefit for income taxes	(255)	(70)
NET LOSS	$(1,210)	$(1,398)
Net loss per share:
BASIC	$(0.57)	$(0.67)
DILUTED	$(0.57)	$(0.67)
Weighted average shares outstanding:
BASIC	2,109,264	2,092,574
DILUTED	2,109,264	2,092,574

See notes to condensed consolidated financial statements.

2

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

Note that all amounts presented in the table below are in thousands of U.S. dollars.

	(Unaudited)
	For The Three Months Ended
	March 28, 2020	March 30, 2019
Net loss	$(1,210)	$(1,398)
Other comprehensive (loss) income:
Changes in foreign currency translation adjustments	(55)	165

Comprehensive loss	$(1,265)	$(1,233)

See notes to condensed consolidated financial statements.

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Note that all amounts presented in the table below are in thousands of U.S. dollars.

	(Unaudited)
	For the three months ended
	March 28, 2020	March 30, 2019
Cash flows from operating activities:
Net loss	$(1,210)	$(1,398)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	967	904
Stock-based compensation expense, net of forfeitures	(11)	48
Provision for allowance for doubtful accounts	23	9
Write off of unamortized deferred financing costs	266	—
Amortization of right of use assets	619	496
Changes in assets and liabilities:
Decrease (increase) in trade receivables	2,099	(3,198)
Decrease in inventory	2,692	2,273
Decrease in lease liabilities	(673)	(532)
Increase in prepaids and other assets	(49)	(313)
Increase (decrease) in accounts payable and accrued expenses	164	(5,808)
Net cash provided by (used in) operating activities	4,887	(7,519)
Cash flows from investing activities:
Acquisitions of property and equipment	(220)	(748)
Acquisitions of intangible assets	(25)	(64)
Net cash used in investing activities	(245)	(812)
Cash flows from financing activities:
Repayment of term loan facility	—	(219)
Net (repayments) borrowings on revolving facility	(4,523)	8,891
Net cash (used in) provided by financing activities	(4,523)	8,672
Effect of exchange rate changes on cash and cash equivalents	179	(146)
Net increase in cash and cash equivalents	298	195
Cash and cash equivalents, beginning of period	395	721
Cash and cash equivalents, end of period	$693	$916
Supplemental disclosure of cash flow information:
Cash paid for interest	$877	$986
Cash paid for income taxes	$2	$3

See notes to condensed consolidated financial statements.

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

Note that all amounts presented in the table below are in thousands of U.S. dollars, except share and per share data.

	Common Stock		Additional Paid in	Treasury	Accumulated	Accumulated Comprehensive	Total
	Shares	Amount	Capital	Stock	Deficit	Loss	Equity
Balance at December 29, 2018	2,091,178	$2	$77,396	$(1,283)	$(64,924)	$(1,921)	$9,270
Issuance of common stock upon vesting of restricted shares	6,167
Stock-based compensation, net of forfeitures			48				48
Net loss for the year					(1,398)		(1,398)
Foreign currency translation adjustment						165	165
Balance at March 30, 2019	2,097,345	$2	$77,444	$(1,283)	$(66,322)	$(1,756)	$8,085
Balance at December 28, 2019	2,108,743	$2	$77,715	$(1,283)	$(69,088)	$(1,763)	$5,583
Issuance of common stock upon vesting of restricted shares	1,064
Fractional Share Issuance upon reverse stock split	1,620
Stock-based compensation, net of forfeitures			(11)				(11)
Net loss for the period					(1,210)		(1,210)
Foreign currency translation adjustment						(55)	(55)
Balance at March 28, 2020	2,111,427	$2	$77,704	$(1,283)	$(70,298)	$(1,818)	$4,307

See notes to condensed consolidated financial statements.

SUMMER INFANT, INC.  AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basis of Presentation and Principles of Consolidation

The accompanying interim condensed consolidated financial statements of the Company are unaudited, but in the opinion of management, reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results for the interim periods. Accordingly, they do not include all information and notes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. The results of operations for interim periods are not necessarily indicative of results to be expected for the entire fiscal year or any other period. The balance sheet at December 28, 2019 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes for the year ended December 28, 2019 included in its Annual Report on Form 10-K filed with the SEC on March 18, 2020, as amended on April 24, 2020.

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

In March 2020, the Company completed a 1-for-9 reverse stock split of the Company's issued and outstanding shares of common stock in order to regain compliance with Nasdaq's minimum bid price requirement. Accordingly, information in the financial statements and accompanying notes included in this Quarterly Report on Form 10-Q related to fiscal 2019 give effect to the reverse stock split as if it occurred at the beginning of the first period presented.

Reclassification

Previously reported amounts have been revised in the accompanying condensed consolidated statement of cash flows to properly state certain right to use assets and lease liabilities. These revisions had no impact on the company’s net cash provided by or used in operating activites.

Revenue Recognition

The Company recognizes revenue to depict the transfer of promised goods to customers in an amount that reflects what it expects to receive in exchange for the goods.

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

Changes in the allowance for doubtful accounts are as follows:

	For the three months ended
	March 28, 2020	March 30, 2019
Allowance for doubtful accounts, beginning of period	$542	$304
Charges to costs and expenses, net	23	9
Account write-offs	—	—
Allowance for doubtful accounts, end of period	$565	$313

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

The Company utilized the discrete method of accounting for income taxes in the U.S. for the three months ended March 28, 2020 and the three months ended March 30, 2019 as it believes the discrete method results in a more accurate representation of the income tax benefit for the quarter.

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

On March 27, 2020, the U.S. CARES Act was enacted, which provided a substantial tax-and-spending package intended to provide additional economic stimulus to address the impact of the COVID-19 pandemic. The U.S. CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property, and the creation of certain refundable employee retention credits. As a result of the U.S. CARES Act tax law changes, we recognized a $262 tax benefit related to the increase in interest deduction occurring during the fiscal year ended December 28, 2019 which was fully reserved for. The impact of the CARES Act in prospective periods may differ from our estimate as of March 28, 2020 due to changes in interpretations and assumptions, guidance that may be issued and actions the Company may take in response to the CARES Act. The CARES Act is highly detailed, and the Company will continue to assess the impact that various provisions will have on its business.

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

2020 Plan and COVID-19 Pandemic

The Company believes that its existing plan will generate sufficient cash which, along with its existing cash and availability under its facilities, will enable it to fund operations through at least the next 12 months. However, should the Company require additional cash, or should the impact from the COVID-19 pandemic discussed below be more severe than expected, the Company would identify other cost reductions or seek additional resources.

In March 2020, the COVID-19 outbreak was declared a global pandemic and became widespread in the U.S. While our products are considered “essential” and our distribution center located in California continues to operate, some of our customers have been impacted and, to the extent they operated retail stores, have been required to close their stores and curtail operations. We began to see an impact on orders at the end of March and may continue to see lower demand in the near term as governmental restrictions on businesses remain in place. Due to the uncertainty with respect to when governmental restrictions may be lifted and the widespread nature of the pandemic, we cannot currently predict how it will impact our business in the long term.

The Company is not currently aware of any events or circumstances arising from the COVID-19 pandemic that would require us to update any estimates, judgments or materially revise the carrying value of our assets or liabilities. The Company’s estimates may change, however, as events evolve and additional information is obtained, and any such changes will be recognized in the consolidated financial statements.

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

The following is a table that presents net sales by geographical area:

	For the three months ended
	March 28, 2020	March 30, 2019
United States	$35,778	$36,236
All Other	4,560	6,302
Net Sales	$40,338	$42,538

All Other consists of Canada, Europe, South America, Mexico, Asia, and the Middle East.

Contract Balances

The Company does not have any contract assets such as work-in-process or contract liabilities such as customer advances. All trade receivables on the Company’s condensed consolidated balance sheets are from contracts with customers.

Contract Costs

Costs incurred to obtain a contract are capitalized unless short term in nature. As a practical expedient, costs to obtain a contract that are short term in nature are expensed as incurred. All contract costs incurred in the three months ended March 28, 2020 and three months ended March 30, 2019 fall under the provisions of the practical expedient and have therefore been expensed.

3.	DEBT

Bank of America Credit Facility. On June 28, 2018, the Company and Summer Infant (USA), Inc., as borrowers, entered into a Second Amended and Restated Loan and Security Agreement with Bank of America, N.A., as agent, the financial institutions party to the agreement from time to time as lenders, and certain subsidiaries of the Company as guarantors, as amended in January and March (as amended, the “Restated BofA Agreement”). The Restated BofA Agreement replaced the Company’s prior credit facility with Bank of America, and provides for an asset-based revolving credit facility with a letter of credit sub-line facility. As of March 28, 2020, total revolver commitments under the credit facility were $48,000. The total borrowing capacity is based on a borrowing base, which is defined as 85% of eligible receivables plus the lesser of (i) 70% of the value of eligible inventory or (ii) 85% of the net orderly liquidation value of eligible inventory, less applicable reserves. The scheduled maturity date of loans under the Restated BofA Agreement is June 28, 2023 (subject to customary early termination provisions). As a result of the amendments made to the Restated BofA Agreement in January and March 2020, (i) the definition of Financial Covenant Trigger Amount was modified, (ii) the lenders' aggregate revolver commitments were reduced, (iii) the definition of EBITDA was amended to exclude certain fees and expenses, (iv) the Company is required to meet certain minimum net sales amounts for each period of three consecutive fiscal months through the three-month period ending December 31, 2020, (v) the Company is required to meet a certain minimum EBITDA (as defined in the Restated BofA Agreement) as of the end of each fiscal month, calculated on a trailing 12-month period, (vi) the applicable margin and applicable unused line fee rate were increased, and (vii) certain reporting requirements were modified.

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

Loans under the Restated BofA Agreement bear interest, at the Company’s option, at a base rate or at LIBOR, plus applicable margins based on average quarterly availability under the Restated BofA Agreement. Interest payments are due monthly, payable in arrears. The Company is also required to pay an annual non-use fee on unused amounts, as well as other customary fees as are set forth in the Restated BofA Agreement. The Restated BofA Agreement contains customary affirmative and negative covenants. Among other restrictions, the Company is restricted in its ability to incur additional debt, make acquisitions or investments, dispose of assets, or make distributions unless in each case certain conditions are satisfied. The Company is also required to meet certain financial covenants through the end of fiscal 2020, specifically (a) a minimum net sales amount for each period of three consecutive fiscal months, measured at the end of each month, and (b) a trailing, 12-month minimum adjusted EBITDA amount (as defined in the Restated BofA Agreement), measured at the end of each fiscal month. In addition, if availability falls below the following amounts, a springing covenant would be in effect requiring the Company to maintain a fixed charge coverage ratio at the end of each fiscal month of at least 1.0 to 1.0 for the twelve-month period then ended: (i) $3,000 through May 31, 2020, (ii) $3,500 from June 1 through June 30, 2020, (iii) $3,750 from July 1 through August 31, 2020, (iv) $4,000 from September 1 through September 30, 2020, (v) $4,250 from October 1 through October 31, 2020, (vi) $4,500 from November 1 through November 30, 2020, and (vii) $5,000 at any time from and after December 1, 2020.

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

As of March 28, 2020, under the Restated BofA Agreement, the rate on base-rate loans was 5.0% and the rate on LIBOR-rate loans was 3.5%. The amount outstanding on the Restated BofA Agreement at March 28, 2020, was $28,063 and borrowing availability was $5,626.

The amendments executed in the three months ended March 28, 2020 were evaluated, to determine the proper accounting treatment for the transactions. Accordingly, debt extinguishment accounting was used to account for the reduction in the total revolver commitments under the credit facility, resulting in the write off of $266 in remaining unamortized deferred financing costs during the three months ended March 28, 2020.

Subsequent to fiscal quarter end, on April 29, the Company entered into further amendments to the Restated BofA Agreement. See Note 8 for information regarding these amendments.

Term Loan Agreement. On June 28, 2018, the Company and Summer Infant (USA), Inc., as borrowers, entered into a Term Loan and Security Agreement with Pathlight Capital LLC, as agent, each lender from time to time a party thereto , and certain subsidiaries of the Company as guarantors, as amended in January and March 2020 (as amended, the “Term Loan Agreement”) providing for a $17,500 term loan (the “Term Loan”). Proceeds from the Term Loan were used to satisfy existing debt, pay fees and transaction expenses associated with the closing of the Term Loan and may be used to pay obligations under the Term Loan Agreement, and for lawful corporate purposes, including working capital. The Term Loan is secured by a lien on certain assets of the Company, including a first priority lien on intellectual property, machinery and equipment, and a pledge of (i) 100% of the ownership interests of domestic subsidiaries and (ii) 65% of the ownership interests in certain foreign subsidiaries of the Company, and a junior lien on certain assets subject to the liens under the Restated BofA Agreement described above. The Term Loan matures on June 28, 2023. Summer Infant Canada Limited and Summer Infant Europe Limited, subsidiaries of the Company, are guarantors under the Term Loan Agreement. As a result of the amendments made to the Term Loan Agreement in January and March 2020, (i) the definition of IP Advance Rate Reduction was modified, (ii) the definition of Term Loan Borrowing Base was modified to deduct a specified equipment reserve amount from the calculation of the borrowing base, (iii) the definitions of Financial Covenant trigger and EBITDA were amended consistent with the Restated BofA Agreement, (iv) consistent with the Restated BofA Agrement, the Company is required to meet certain minimum net sales amounts for each period of three consecutive fiscal months through the three-month period ending December 31, 2020; and certain minimum EBITDA as of the end of each fiscal month, calculated on a trailing 12-month period, (v) principal payments on the term loan were suspended for 2020, such payments to resume in March 2021, and (vi) certain reporting requirements were modified. In addition, as described below, beginning March 10, 2020, the term loan began to bear additional interest, to be paid in kind ("PIK interest") at annual rate of 4.0%.

The principal of the Term Loan is being repaid, on a quarterly basis, in installments of $219, with the first installment having been paid on December 1, 2018, until paid in full on termination. In connection with the March 2020 amendment, principal payments on the Term Loan were suspended for 2020, to resume in March 2021. The Term Loan bears interest at an annual rate equal to LIBOR, plus 9.0%. Interest payments are due monthly, in arrears. In addition, the Term Loan began to accrue PIK (payment in kind) interest at an annual rate of 4.0% in March 2020, which interest will become payable upon the earlier to occur of (i) the repayment of the Term Loan in full, (ii) a sale or merger of the Company, (iii) the occurrence of default or event of default under the Term Loan Agreement, or (iv) the Company achieving adjusted EBITDA of $12 million (calculated on a trailing, 12-month basis). If, and only if, the PIK interest becomes due and payable as a result of the Company achieving the adjusted EBITDA event noted in clause (iv), then the Company will pay all PIK interest then due and thereafter, PIK interest will continue to accrue and be paid on each subsequent anniversary of such event. Obligations under the Term Loan Agreement are also subject to a prepayment penalty if the Term Loan is repaid prior to the third anniversary of the closing of the Term Loan.

The Term Loan Agreement contains customary affirmative and negative covenants that are substantially the same as the Restated BofA Agreement. Consistent with the Restated BofA Agreement, the Company is also required to meet certain financial covenants through the end of fiscal 2020, specifically (a) a minimum net sales amount for each period of three consecutive fiscal months, measured at the end of each month, and (b) a trailing, 12-month minimum adjusted EBITDA amount (as defined in the Restated BofA Agreement), measured at the end of each fiscal month. In addition, consistent with the Restated BofA Agreement, if availability falls below a specified amount as described above, then the Company must maintain a fixed charge coverage ratio at the end of each fiscal month of at least 1.0 to 1.0 for the twelve-month period then ended. The Term Loan Agreement also contains events of default, including a cross default with the Restated BofA Agreement or the occurrence of a change of control. In the event of a default, the lenders may declare all of the obligations of the Company and its subsidiaries under the Term Loan Agreement immediately due and payable. For events of default relating to insolvency and receivership, all outstanding obligations automatically become due and payable without any action on the part of the lenders.

As of March 28, 2020, the interest rate on the Term Loan was 10.6% of cash interest and 4.0% of PIK interest. The amount outstanding on the Term Loan at March 28, 2020 was $16,406.

Aggregate maturities related to the Restated BofA Agreement and the Term Loan Agreement are as follows:

Fiscal Year ending:
2020	0
2021	875
2022	875
2023	42,719
Total	$44,469

Unamortized debt issuance costs were $2,491 at March 28, 2020 and $2,398 at December 28, 2019, and are presented as a direct deduction of long-term debt on the consolidated balance sheets.

Subsequent to fiscal quarter end, on April 29, the Company entered into further amendments to the Term Loan Agreement. See Note 8 for information regarding these amendments.

Due to the uncertainty with respect to the duration of the COVID-19 pandemic and its impact on the U.S. economy in the short and long term, it is possible that demand for our products may decrease and, as a result, we may be unable to meet the financial covenants under the Restated BofA Agreement and Term Loan Agreement. In such a case, the Company would seek to mitigate such an impact through cost reductions, restructuring its existing indebtedness, or amending or seeking relief from these covenants from its lenders.

4.	INTANGIBLE ASSETS

Intangible assets consisted of the following:

	March 28,	December 28,
	2020	2019
Brand names	$11,819	$11,819
Patents and licenses	4,126	4,101
Customer relationships	6,946	6,946
Other intangibles	1,882	1,882
	24,773	24,748
Less: Accumulated amortization	(11,974)	(11,852)
Intangible assets, net	$12,799	$12,896

The amortization period for the majority of the intangible assets ranges from 5 to 20 years for those assets that have an estimated life; certain of the assets have indefinite lives (brand names). Total of intangibles not subject to amortization amounted to $8,400 as of March 28, 2020 and December 28, 2019.

5.	COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space and distribution centers primarily related to its Riverside California, Canada, United Kingdom, and Hong Kong operations. In connection with these leases, there were no cash incentives from the landlord to be used for the construction of leasehold improvements within the facility. Our headquarters in Woonsocket, Rhode Island continues to be accounted for as a sale-leaseback lease. Beginning in April 2020, the Company subleased a portion of its Riverside warehouse lease. The sub-lease has an initial term of one year, with an option to extend on a month to month basis for the remainder of the head lease. The Company will record the sublease income net of lease expense.

The Company identified and assessed the following significant assumptions in recognizing the right-of-use asset and corresponding liabilities:

•	Expected lease term — The expected lease term includes both contractual lease periods and, when applicable, cancelable option periods when it is reasonably certain that the Company would exercise such options. As of March 28, 2020, these leases had remaining lease terms between 1.5 and 3.3 years. The Canada lease has one 5-year extension option that has also not been included in the lease term.

•	Incremental borrowing rate — The Company’s lease agreements do not provide an implicit rate. As the Company does not have any external borrowings for comparable terms of its leases, the Company estimated the incremental borrowing rate based on secured borrowings available to the Company for the next 5 years. This is the rate the Company would have to pay if borrowing on a collateralized basis over a similar term in an amount equal to the lease payments in a similar economic environment.

•	Lease and non-lease components — In certain cases the Company is required to pay for certain additional charges for operating costs, including insurance, maintenance, taxes, and other costs incurred, which are billed based on both usage and as a percentage of the Company’s share of total square footage. The Company determined that these costs are non-lease components and they are not included in the calculation of the lease liabilities because they are variable. Payments for these variable, non-lease components are considered variable lease costs and are recognized in the period in which the costs are incurred.

The components of the Company’s lease expense for the three months ended March 28, 2020 and March 30, 2019 were as follows:

	For the three months ended
	March 28, 2020	March 30, 2019
Operating lease cost	$621	$623
Variable lease cost	267	362
Total lease cost	$888	$985

Weighted-average remaining lease term	1.85 years
Weighted Average discount rate:	5.00%

Cash paid for amounts included in the measurement of the Company’s lease liabilities were $662 and $648 for the three months ended March 28, 2020 and March 30, 2019 respectively.

As of March 28, 2020, the present value of maturities of the Company’s operating lease liabilities were as follows:

Fiscal Year Ending:
2020	$2,005
2021	2,136
2022	299
2024	143
2024	0
Less imputed interest	(216)
Total	$4,367

Subsequent to fiscal quarter end, on April 24, 2020, the Company entered into an amendment to the lease for its Woonsocket headquarters. See Note 8 for information regarding this amendment.

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

Under the 2012 Plan, awards may be granted to participants in the form of non-qualified stock options, incentive stock options, restricted stock, deferred stock, restricted stock units and other stock-based awards. Subject to the provisions of the plans, awards may be granted to employees, officers, directors, advisors and consultants who are deemed to have rendered or are able to render significant services to the Company or its subsidiaries and who are deemed to have contributed or to have the potential to contribute to the Company’s success. The Company accounts for options under the fair value recognition standard. Share-based compensation expense, net of forfeitures, for the three months ended March 28, 2020 and March 30, 2019 was a credit of $11 and expense of $48, respectively. Share based compensation expense is included in general and administrative expenses.

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

As of March 28, 2020, there were 65,619 stock options outstanding and 13,669 unvested restricted shares outstanding.

During the three months ended March 28, 2020, the Company did not grant stock options or shares of restricted stock. The following table summarizes the weighted average assumptions used for stock options granted during the three months ended March 30, 2019.

For the Three Months Ended March 30, 2019
Expected life (in years)	4.8
Risk-free interest rate	2.5%
Volatility	66.9%
Dividend yield	0%
Forfeiture rate	23.8%

As of March 28, 2020, there were 93,244 shares available to grant under the 2012 Plan.

7.	WEIGHTED AVERAGE COMMON SHARES

Basic and diluted earnings or loss per share (“EPS”) is based upon the weighted average number of common shares outstanding during the period. Diluted weighted average number of common shares outstanding also included common stock equivalents such as stock options and restricted shares. The Company does not include the anti-dilutive effect of common stock equivalents in the calculation of dilutive common shares outstanding. The computation of diluted common shares for the three months ended March 28, 2020 excluded 65,619 stock options and 13,669 shares of restricted stock outstanding. The computation of diluted common shares for the three months ended March 30, 2019 excluded 115,179 stock options and 22,856 shares of restricted stock outstanding.

8.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing date of this Quarterly Report on Form 10-Q and determined that no subsequent events occurred that would require recognition in the consolidated financial statements or disclosure in the notes thereto except as follows:

Amendments to Restated BofA Agreement

On April 29, 2020, the Company and Summer Infant (USA), Inc., as borrowers and certain subsidiaries of the Company as guarantors, entered into Amendment No. 5 to the Restated BofA Agreement. The amendment modified the terms of the Restated BofA Agreement to (a) increase the applicable margins; (b) add a LIBOR floor of 0.75% and (c) with respect to the financial covenants (i) for the months ending April through August 2020, adjusted the minimum net sales amounts the Company must meet for each period of three consecutive fiscal months, and (ii) for the months ending April through December 2020, adjusted the minimum EBITDA (as defined in the Restated BofA Agreement) the Company must meet as of the end of each fiscal month, calculated on a trailing 12-month period.

Amendments to Term Loan Agreement

On April 29, 2020, the Company and Summer Infant (USA), Inc., as borrowers, and certain subsidiaries of the Company as guarantors, entered into a letter agreement amending Amendment No. 4 to the Term Loan Agreement. The letter agreement modified the terms of Amendment No. 4 to the Term Loan Agreement to (a) add a LIBOR floor of 0.75% and (b) modify the financial covenants consistent with Amendment No. 5 to the BofA Amendment.

Amendment to Lease

On April 24, 2020, Summer Infant (USA), Inc. (“Summer USA”), a wholly-owned subsidiary of the Company, entered into the Third Amendment to Lease (the “Amendment”) with Faith Realty II, LLC (the “Landlord”) dated March 24, 2009. The Landlord is a company owned by Jason Macari, a former officer and director of the Company and a holder of more than ten percent of the Company’s outstanding common stock. The Amendment modified the lease to, among other things, (i) extend the current term of the lease to June 2025, (ii) reduce the premises occupied by Summer USA under the lease, (iii) reduce the annual base rent payments for the term of the lease and (iv) provide Summer USA two options to extend the term of the lease for an additional period of five-year terms upon prior written notice.

Sublease of Warehouse Space

Effective April 1, 2020, the Company subleased a portion of its warehouse located in Riverside, California. The initial term of the sublease is one year, and thereafter shall continue on a month-to-month basis until the termination of the master lease or, if earlier, if terminated upon 30 days’ prior written notice of the Company or the sublessor. The Company will receive base rent of $83 per month for the initial term of the sublease.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking information and statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All forward-looking statements included in this document are based on information available to us on the date hereof. It is important to note that our actual results could differ materially from those projected in such forward-looking statements contained in this Quarterly Report on Form 10-Q. These forward-looking statements include statements concerning our expectations regarding the impact of the COVID-19 pandemic on our financial condition and results of operations in the near and long term; anticipated savings from our ongoing restructuring efforts; and our expected cash flow and liquidity for the next 12 months. These statements are based on current expectations that involve numerous risks and uncertainties.  These risks and uncertainties include the impact of the COVID-19 outbreak on our business operations, and the U.S. and global economies; the concentration of our business with retail customers; potential liquidity problems or bankruptcy of our customers and their ability to pay us in a timely manner; our ability to comply with financial and other covenants in our debt agreements; our ability to work with our lenders to amend our existing debt agreements, if required; our ability to raise additional funds or engage in a strategic transaction, if necessary; our ability to introduce new products or improve existing products that satisfy consumer preferences; our ability to develop new or improved products in a timely and cost-efficient manner; our ability to compete with larger and more financially stable companies in our markets; our dependence on key personnel; our reliance on foreign suppliers and potential disruption in foreign markets in which we operate; potential increases in the cost of raw materials used to manufacture our products; compliance with safety and testing regulations for our products; potential product liability claims arising from use of our products; unanticipated tax liabilities; a potential impairment of other intangible assets; and other risks as detailed in our Annual Report on Form 10-K for the year ended December 28, 2019, as amended, this Quarterly Report on Form 10-Q and subsequent filings with the Securities and Exchange Commission. All these matters are difficult or impossible to predict accurately, many of which may be beyond our control. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate.

The following discussion is intended to assist in the assessment of significant changes and trends related to the results of operations and financial condition of our Company and our consolidated subsidiaries.  This Management’s Discussion and Analysis should be read together with the unaudited interim condensed consolidated financial statements and related notes included elsewhere in this filing and with our consolidated financial statements for the year ended December 28, 2019 included in our Annual Report on Form 10-K for the year ended December 28, 2019, as amended (“2019 Form 10-K”).

Note that all dollar amounts in this section are in thousands of U.S. dollars, except share and per share data.

Overview

We are an infant and juvenile products company originally founded in 1985 and have publicly traded on the Nasdaq Stock Market since 2007 under the symbol “SUMR.” We are a recognized authority in the juvenile industry, providing parents and caregivers a full range of innovative, high-quality, and high-value products to care for babies and toddlers. We seek to improve the quality of life of parents, caregivers, and babies through our product offerings.

We operate in one principal industry segment across geographically diverse marketplaces, selling our products primarily in North America to large, national retailers as well as independent retailers, and on our partner’s websites and our own direct-to-consumer websites. In North America, our customers include Amazon.com, Wal-Mart, Target, Buy Buy Baby, Home Depot, and Lowe’s. We also sell through international distributors, representatives, and to select international retail customers in geographic locations where we do not have a direct sales presence.

In the first quarter of 2020, sales declined 5.2% as compared to the prior year period, principally as a result of our customers reacting to the early stages of the COVID-19 pandemic in March. Gross margin declined by 60 basis points due to higher closeout sales in part due to the liquidation of inventory associated with the closure of our UK warehouse in March. General and administrative expenses declined 13.1% as compared to the prior period as the Company began to implement restructuring actions in the first quarter of 2020, including a reduction in work force and other cost reductions partially offset by severance costs. Net loss per diluted share for the quarter declined to $0.57 per share as compared to a net loss of $0.67 per share for the comparable prior period.

During the quarter, we successfully completed a 1-for-9 reverse stock split of our Company's issued and outstanding shares of common stock in order to regain compliance with Nasdaq's minimum bid price requirement. Accordingly, information in the financial statements and accompanying notes included in this Quarterly Report on Form 10-Q related to fiscal 2019 give effect to the reverse stock split as if it occurred at the first period presented.

Restructuring Initiatives. In early 2020 and prior to the COVID-19 outbreak in the U.S., we announced restructuring initiatives to further streamline operations and improve our financial outlook. We anticipate that, if these initial initiatives are fully implemented, these actions will result in annualized cost savings of approximately $7,500 when complete. As of the end of April 2020, we have taken many of these actions, including headcount reductions, reductions in facility space, and other cost reductions, and believe we are on track to realize the expected $7,500 in annualized cost savings. At the end of March, we vacated our distribution center located in the U.K. To further reduce expenses, in April 2020, we completed a sublease of a portion of our California distribution center and an amendment to our lease of our headquarters located in Rhode Island that reduced the size of premises occupied by us and correspondingly will reduce our base rent going forward. During the quarter and in April 2020, we also worked with our lenders to amend our credit facility and term loan agreement to permit us the ability to undertake various restructuring initiatives and to provide additional liquidity, as well as to address the potential short-term impact of the COVID-19 pandemic.

Impact of the COVID-19 Pandemic. As discussed in our 2019 Form 10-K, we experienced some delays in manufacturing and shipment of our products to the U.S., as the majority of our products are sourced from China. Sales in the first quarter were consistent with our forecast until March, when the COVID-19 pandemic spread to the U.S. Because our products are considered “essential” and our distribution center is located in California, we have continued to ship products without interruption.

In March, we began to see customers that have retail stores reduce orders as they experienced or anticipated closures of those stores. While we did see an uptick in sales to those customers with significant e-commerce capabilities, it did not offset the reduced orders from our our mid-size and smaller customers.

We have seen manufacturing and shipments from China return to more normal levels, however suppliers that are located in other areas, including Mexico, are now subject to closure as a result of the COVID-19 pandemic. As a result, the potential exists that we might not be able to meet demand for certain products that are manufactured by suppliers that are subject to closure, and we are looking to potential other suppliers for those products.

We expect that our sales in the second quarter of 2020 will continue to be impacted by the COVID-19 pandemic as some retail stores remain closed. We believe that customers with e-commerce capabilities will continue to have high demand and we hope that, as stores begin to reopen across the U.S., we will see a corresponding increase in orders from customers with retail stores. However, given the unpredictability of the COVID-19 pandemic, it is possible that stores will remain closed, or that outbreaks may reoccur later in the year. With our mid-size and smaller customers, we have begun to see some of these customers ask for extensions in payment terms. We expect these customers may experience financial difficulties, and we are taking steps to limit risk of non-payment from these customers.

While reduced sales in the second quarter will have an impact on our operating cash flow, as noted above, we have been working with our lenders to provide flexibility to maintain liquidity during this uncertain time. We will continue to monitor the impact of the COVID-19 pandemic on our customers, and the U.S. economy in general, however, due to the uncertainty with respect to when stay-at-home and similar restrictions may be lifted and the widespread nature of the COVID-19 pandemic, we cannot currently predict how it will impact our business in the latter half of 2020.

Summary of Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates during the three months ended March 28, 2020 from our critical accounting policies and estimates disclosed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 Form 10-K.

Results of Operations

	For the Three Months Ended
	(Unaudited)
	March 28, 2020	March 30, 2019
Net sales	$40,338	$42,538
Cost of goods sold	27,835	29,088
Gross profit	12,503	13,450
General and administrative expense	8,147	9,379
Selling expense	3,444	3,353
Depreciation and amortization	967	937
Operating loss	(55)	(219)
Interest expense, net	1,410	1,249
Loss before income taxes	(1,465)	(1,468)
Benefit for income taxes	(255)	(70)
Net loss	$(1,210)	$(1,398)

Three Months ended March 28, 2020 compared with Three Months ended March 30, 2019

Net sales decreased 5.2% from $42,538 for the three months ended March 30, 2019 to $40,338 for the three months ended March 28, 2020. The decrease was primarily a result of the early stages of the economic effect from the COVID-19 pandemic partially offset by an increase of sale of specialty blankets, strollers, boosters, playards, and infant safety products.

Cost of goods sold includes cost of the finished product from suppliers, duties on certain imported items, freight-in from suppliers, and miscellaneous charges. The components of cost of goods sold remained substantially the same for the quarter ended March 28, 2020 as compared to the quarter ended March 30, 2019.

Gross profit decreased 7.0% from $13,450 for the three months ended March 30, 2019 to $12,503 for the three months ended March 28, 2020. Gross margin as a percent of net sales declined from 31.6% for the three months ended March 30, 2019 to 31.0% for the three months ended March 28, 2020. Gross profit declined due to reduced sales. Gross margin declined primarily due to higher closeout sales in part due to the liquidation of inventory associated with the closure of our UK warehouse.

General and administrative expenses decreased 13.1% from $9,379 for the three months ended March 30, 2019 to $8,147 for the three months ended March 28, 2020. General and administrative expenses declined from 22.0% of net sales for the three months ended March 30, 2019 to 20.2% of net sales for the three months ended March 28, 2020. The decline in dollars and as a percent of sales was primarily due to the Company’s restructuring activities in the first quarter that included a reduction in work force and other cost reductions partially offset by severance costs as well as cost reductions from the previous fiscal year.

Selling expenses increased 2.7% from $3,353 for the three months ended March 30, 2019 to $3,444 for the three months ended March 28, 2020. Selling expenses also increased as a percent of net sales from 7.9% for the three months ended March 30, 2019 to 8.5% for the three months ended March 28, 2020. The increase in selling expense dollars and as a percent of sales was primarily attributable to increased cooperative advertisements and freight out costs this year as compared to the three months ended March 30, 2019.

Depreciation and amortization increased 3.2% from $937 for the three months ended March 30, 2019 to $967 for the three months ended March 28, 2020. Depreciation in the three months ended March 28, 2020 included $125 of accelerated depreciation on certain disposed assets.

Interest expense increased 12.9% from $1,249 for the three months ended March 30, 2019 to $1,410 for the three months ended March 28, 2020. Interest expense increased primarily as a result of the write off of $266 of previously unamortized prepaid finance fees associated with the reduction in the total revolver commitments under its Bank of America credit facility. Excluding the write off, interest expense decreased primarily as a result of lower debt levels and the impact of lower interest rates in the quarter partially offset by higher average interest margins under our amended credit facilities.

For the three months ended March 30, 2019, we recorded a $70 tax benefit for income taxes on $1,468 of pretax loss, reflecting an estimated 4.8% tax rate for the quarter. For the three months ended March 28, 2020, we recorded a $255 tax benefit for income taxes on $1,465 of pretax loss, reflecting an estimated 17.4% tax rate for the quarter. The tax rate for the three months ended March 28, 2020 included a $216 discrete valuation allowance charge for nondeductible interest expense. The tax rate for the three months ended March 30, 2019 included a $313 discrete valuation allowance charge for nondeductible interest expense.

Liquidity and Capital Resources

We fund our operations and working capital needs through cash generated from operations and borrowings under our credit facility.

The majority of our inventory is sourced from Asia which takes approximately three to four weeks to arrive at the various distribution points we maintain in the United States and Canada, and payment terms for these vendors are approximately 60-75 days from the date the product ships from Asia. In turn, sales to customers generally have payment terms of 60 days, resulting in an accounts receivable and increasing the amount of cash required to fund working capital. To bridge the gap between paying our suppliers and receiving payment from our customers for goods sold, we rely on our credit facility.

The majority of our capital expenditures are for tools and molds related to new product introductions. We receive indications from retailers generally near the middle of each year as to what products they will be taking into their product lines for the upcoming year. Based on these indications, we will then acquire the tools and molds required to build and produce the products. In most cases, the payments for the tools are spread over a three to four month period.

For the three months ended March 28, 2020, net cash provided by operating activities totaled $4,887 primarily due to a reduction in inventory and accounts receivable. Net cash used in operating activities for the three months ended March 30, 2019 was $7,519 primarily due to the paydown of accounts payable from higher inventory purchases in the previous fiscal quarter in advance of a potential further increase in tariffs.

For the three months ended March 28, 2020, net cash used in investing activities was approximately $245. For the three months ended March 30, 2019, net cash used in investing activities was $812.

Net cash used in financing activities was approximately $4,523 for the three months ended March 28, 2020 reducing borrowings on our credit facilities to fund inventory purchases and accounts receivable. Net cash provided by financing activities was approximately $8,672 for the three months ended March 30, 2019 and reflected borrowings on our credit facilities to fund inventory purchases and accounts receivable.

Primarily as a result of the above factors, net cash increased for the three months ended March 28, 2020 by $298, resulting in a cash balance of approximately $693 at March 28, 2020.

Capital Resources

In addition to operating cash flow, we also rely on our asset-based revolving credit facility with Bank of America, N.A. and our term loan agreement with Pathlight Capital to meet our financing requirements, which are subject to changes in our inventory and account receivable levels.

As discussed above, we have worked with our lenders to address the potential impact of the COVID-19 pandemic on our cash flow and access to funding under our credit facility. However, if we are unable to meet our current financial forecast, experience a more severe impact from the COVID-19 pandemic on our business than expected, do not adequately control expenses, or adjust our operations accordingly, we may experience constraints on our liquidity and may not meet the financial and other covenants under our credit facility and term loan agreements, which could impact our availability. There is no assurance that we will meet all of our financial or other covenants in the future, or that our lenders will grant waivers or agree to amend the terms of our agreements with them if there are covenant violations. In such case, we may be required to seek to raise additional funds through debt or equity financings, restructure our existing debt, engage in strategic collaborations, and/or a strategic transaction that is in the best interest of our stockholders. Any such financing or strategic transaction could result in significant dilution to our existing stockholders, depending on the terms of the transaction. If we are unable to identify a strategic transaction, raise additional funds, and/or restructure our existing debt, our operations could be limited and we may not be able to meet all of our obligations under our credit facility and term loan agreement.

Based on past performance and current expectations, we believe that our anticipated cash flow from operations and availability under the Restated BofA Agreement are sufficient to fund our working capital, capital expenditures and debt service requirements for at least the next 12 months.

Credit Facilities

We and our wholly owned subsidiary, Summer Infant (USA), Inc., as borrowers, and certain of our subsidiaries as guarantors, are parties to a Second Amended and Restated Loan and Security Agreement with Bank of America, N.A., as agent, that provides for a $48,000 asset-based revolving credit facility (as it may be amended from time to time, the "Restated BofA Agreement"). The below discussion of the Restated BofA Agreement reflects the terms of the most recent amendment executed in April 2020. See Note 8 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of the April 2020 amendments. Total borrowing capacity under the Restated BofA Agreement is based on a borrowing base, which is defined as 85% of eligible receivables plus the lesser of (i) 70% of the value of eligible inventory or (ii) 85% of the net orderly liquidation value of eligible inventory, less applicable reserves. Loans under the Restated BofA Agreement are scheduled to mature on June 28, 2023 (subject to customary early termination provisions). All obligations under the Restated BofA Agreement are secured by substantially all the assets of the Company, including a first priority lien on accounts receivable and inventory and a junior lien on certain assets subject to the term loan lender's first priority lien described below, and certain of our subsidiaries are guarantors.

Loans under the Restated BofA Agreement bear interest, at the Company's option, at a base rate or at LIBOR with a LIBOR floor of 0.75%, plus applicable margins based on average quarterly availability under the Restated BofA Agreement. Interest payments are due monthly, payable in arrears. We are also required to pay an annual non-use fee on unused amounts, as well as other customary fees as are set forth in the Restated BofA Agreement. The Restated BofA Agreement contains customary affirmative and negative covenants and certain financial covenants. Among other restrictions, the Company is restricted in its ability to incur additional debt, make acquisitions or investments, dispose of assets, or make distributions unless in each case certain conditions are satisfied. Through the end of fiscal 2020, the Company is required to achieve (i) a minimum net sales amount for each three consecutive months, measured at the end of each month, and (ii) a trailing 12-month minimum adjusted EBITDA amount, measured at the end of each month. In addition, if availability falls below a specified amount, a springing covenant would be in effect requiring the Company to maintain a fixed charge coverage ratio at the end of each fiscal month of at least 1.0 to 1.0 for the twelve-month period then ended.

As of March 28, 2020, the interest rate for base-rate loans and LIBOR-rate loans under the Restated BofA Agreement were 5.0% and 3.50%, respectively. At March 28, 2020, the amount outstanding on the Restated BofA Agreement at March 28, 2020 was $28,063, total borrowing capacity was $33,689, and borrowing availability was $5,626.

Term Loan Agreement. We and our wholly owned subsidiary, Summer Infant (USA), Inc., as borrowers, and certain of our subsidiaries as guarantors, are parties to a Term Loan and Security Agreement with Pathlight Capital LLC, as agent, pursuant to which we received a $17,500 term loan (as it may be amended from time to time, the "Term Loan Agreement"). The below discussion of the Term Loan Agreement reflects the terms of the most recent amendment executed in April 2020. See Note 8 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of the April 2020 amendments. In connection with the March 2020 amendment to the Term Loan Agreement, principal payments on the term loan were suspended for 2020 have been suspended, to resume in March 2021. In addition, the term loan began to accrue PIK (payment in kind) interest at an annual rate of 4.0% in March 2020, which interest will become payable upon repayment of the term loan or earlier upon the occurrence of certain events. The term loan matures on June 28, 2023. Obligations under the Term Loan Agreement are also subject to a prepayment penalty if the term loan is repaid prior to the third anniversary of the closing of the term loan. The term loan is secured by a lien on certain assets of the Company, including a first priority lien on intellectual property, machinery and equipment, and a pledge of (i) 100% of the ownership interests of domestic subsidiaries and (ii) 65% of the ownership interests in certain foreign subsidiaries of the Company, and a junior lien on certain assets subject to the liens under the asset-based revolving credit facility, and certain of our subsidiaries are guarantors.

The Term Loan Agreement contains customary affirmative and negative covenants and certain financial covenants that are substantially the same as the Restated BofA Agreement described above.

As of March 28, 2020, the interest rate on the Term Loan was 10.6% of cash interest and 4.0% of PIK interest. The amount outstanding on the Term Loan at March 28, 2020 was $16,406.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as of March 28, 2020. Our Chief Executive Officer and Chief Financial Officer have concluded, based on this evaluation, that our controls and procedures were effective as of March 28, 2020.

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

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of our 2019 Form 10-K, other than the following:

The recent COVID-19 pandemic and resulting worldwide economic conditions are adversely affecting, and may continue to adversely affect, our operations, financial condition, results of operations and cash flows.

In late 2019, a novel strain of coronavirus, COVID-19, was identified in China and has since spread globally and was declared a pandemic by the World Health Organization in March 2020. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. We began to see an impact from the COVID-19 on our results of operations at the end of March, and we expect it to continue to adversely affect our business in the short term and potentially in the long term. The pandemic exposes us to a number of risks, including the following:

•	Operational risks. As previously disclosed, we experienced some supply chain disruption in the first quarter as most of our product is sourced from China, which experienced widespread shutdowns in response to the COVID-19 outbreak. While we have seen production from China returning to normal levels, if there is another outbreak of COVID-19 in China, our supply chain could again be disrupted. Our suppliers located in other countries may also experience shutdowns due to COVID-19 that may impact our supply chain, as currently is the case with our supplier in Mexico.

In the U.S., we have continued to operate our distribution center in California, as products are considered “essential.” While we have implemented additional safety measures for our workers in the distribution center, we may be required to temporarily close the facility if there are any confirmed cases of COVID-19 at the facility, which would impact our ability to timely ship product to our customers.

•	Customer-related risks. In response to the COVID-19 pandemic, some of our customers have had to close retail stores. As stores reopen, we expect that orders from these customers will return to a more normal level, however we cannot predict when such reopenings will occur, or if demand from consumers will be at the same level as it was prior to the COVID-19 pandemic. To the extent these customers, especially our mid-size and smaller customers experience financial difficulties as a result of the pandemic, we may see these customers permanently close stores, reduce orders, or file for bankruptcy, thus impacting sales.

In addition to the specific risks to our business noted above, we will also be subject to the long-term effects the COVID-19 pandemic may have on the U.S. economy as a whole. The U.S. is experiencing unprecedented unemployment and a possible economic recession that would likely impact consumer discretionary spending, and therefore demand for our products.

In addition to the risks noted above, the COVID-19 pandemic may also heighten other risks described in our 2019 Form 10-K. The magnitude of the impact of the COVID-19 pandemic will be determined by the length of time that the pandemic continues, and while government authorities’ measures relating to the pandemic may be relaxed as the pandemic abates, these measures may be reinstated as the pandemic continues to evolve.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information.

On March 24, 2020, the Company and Summer Infant (USA), Inc., as borrowers, and certain of the Company’s subsidiaries as guarantors entered into a letter agreement with Pathlight Capital LLC, as agent, regarding the Term Loan Agreement to correct an error in the definition of “IP Advance Rate” as set forth in March 2020 amendment to the Term Loan Agreement. A copy of the letter agreement is filed herewith as Exhibit 10.6 and incorporated herein by reference.

Due to the COVID-19 pandemic, the Company currently anticipates that its 2020 annual meeting of stockholders (the “2020 Annual Meeting”) will be held on September 9, 2020. Because the date of the 2020 Annual Meeting represents a change of more than 30 days from the anniversary of the Company’s 2019 annual meeting of stockholders, in accordance with Rule 14a-5(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is informing stockholders of this change.

The time and location of the 2020 Annual Meeting will be specified in the Company’s proxy statement for the 2020 Annual Meeting. Because the date of the 2020 Annual Meeting has been changed by more than 30 days from the anniversary of the 2019 annual meeting, new deadlines have been set for submission of proposals by stockholders intended to be included in the Company’s proxy statement for the 2020 Annual Meeting.

Pursuant to Rule 14a-8 under the Exchange Act, a stockholder intending to present a proposal to be included in the proxy statement for the 2020 Annual Meeting must deliver a proposal in writing to our principal executive offices no later than a reasonable time before we begin to print and mail the proxy materials for the 2020 Annual Meeting. Such proposal must also comply with the applicable requirements as to form and substance established by the Securities and Exchange Commission if those proposals are to be included in the proxy statement and form of proxy. Accordingly, the new deadline for submission of proposals to be included in the proxy statement for the 2020 Annual Meeting is July 11, 2020.

The Company’s Bylaws set forth advance notice procedures with regard to other stockholder proposals, including nominations for the election of directors and business proposals to be brought before an annual meeting of stockholders by any stockholder (other than matters included in our proxy materials in accordance with Rule 14a-8 under the Exchange Act). With respect to the 2020 Annual Meeting, such notice will be considered timely if we receive notice of such proposed director nomination or the proposal of other business at our corporate offices in Woonsocket, Rhode Island, not earlier than the close of business on June 11, 2020 and not later than the close of business on July 11, 2020.

ITEM 6.	Exhibits

The exhibits listed in the Exhibit Index immediately preceding the signature page hereto are filed as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K filed on March 18, 2020)

10.1+*	Amendment to Engagement Letter, dated February 28, 2020, between Summer Infant, Inc. and Winter Harbor LLC

10.2*	Amendment No. 3 to Second Amended and Restated Loan and Security Agreement, dated as of January 17, 2020, among Summer Infant, Inc. and Summer Infant (USA), Inc., as borrowers, the guarantors from time to time party thereto, the financial institutions from time to time party thereto as lenders, and Bank of America, N.A., as agent for the lenders (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 17, 2020)

10.3*	Amendment No. 3 to Term Loan and Security Agreement, dated as of January 17, 2020, among Summer Infant, Inc. and Summer Infant (USA), Inc., as borrowers, the guarantors from time to time party thereto, the financial institutions from time to time party thereto as lenders, and Pathlight Capital LLC, as agent for the lenders (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 17, 2020)

10.4*	Amendment No. 4 to Second Amended and Restated Loan and Security Agreement, dated as of March 10, 2020, among Summer Infant, Inc. and Summer Infant (USA), Inc., as borrowers, the guarantors from time to time party thereto, the financial institutions from time to time party thereto as lenders, and Bank of America, N.A., as agent for the lenders (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 12, 2020)

10.5*	Amendment No. 4 to Term Loan and Security Agreement, dated as of March 10, 2020, among Summer Infant, Inc. and Summer Infant (USA), Inc., as borrowers, the guarantors from time to time party thereto, the financial institutions from time to time party thereto as lenders, and Pathlight Capital LLC, as agent for the lenders (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 12, 2020)

10.6+	Letter Agreement, dated March 24, 2020, among Summer Infant, Inc. and Summer Infant (USA), Inc., as borrowers, the guarantors from time to time party thereto, the financial institutions from time to time party thereto as lenders, and Pathlight Capital LLC, as agent for the lenders

10.7+*	Amendment No. 5 to Second Amended and Restated Loan and Security Agreement, dated as of April 29, 2020, among Summer Infant, Inc. and Summer Infant (USA), Inc., as borrowers, the guarantors from time to time party thereto, the financial institutions from time to time party thereto as lenders, and Bank of America, N.A., as agent for the lenders

10.8+*	Letter Agreement, dated April 29, 2020, among Summer Infant, Inc. and Summer Infant (USA), Inc., as borrowers, the guarantors from time to time party thereto, the financial institutions from time to time party thereto as lenders, and Pathlight Capital LLC, as agent for the lenders

31.1+	Certification of Chief Executive Officer

31.2+	Certification of Chief Financial Officer

32.1+	Section 1350 Certification of Chief Executive Officer

32.2+	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Portions of this exhibit have been omitted for confidential treatment pursuant to Regulation S-K, Item 601(b)(10).
+	Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Summer Infant, Inc.

Date: May 12, 2020	By:	/s/ Stuart Noyes
Stuart Noyes
Interim Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2020	By:	/s/ Paul Francese
Paul Francese
Chief Financial Officer
(Principal Financial and Accounting Officer)

