Form 10-Q
period 2020-06-27
Summer Infant, Inc.
filed 2020-08-11
CIK 1314772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 27, 2020

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

As of August 10, 2020, there were 2,114,103 shares outstanding of the registrant’s Common Stock, $0.0001 par value per share.

Summer Infant, Inc.

Form 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements (unaudited)

Summer Infant, Inc.

Condensed Consolidated Balance Sheets

Note that all amounts presented in the table below are in thousands of U.S. dollars, except share and par value amounts.

	(Unaudited)
	June 27, 2020	December 28, 2019
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$848	$395
Trade receivables, net of allowance for doubtful accounts	28,040	32,787
Inventory, net	18,833	28,056
Prepaid and other current assets	3,890	2,946
TOTAL CURRENT ASSETS	51,611	64,184
Property and equipment, net	5,684	8,788
Other intangible assets, net	12,714	12,896
Right to use assets, noncurrent	4,835	4,578
Deferred tax assets, net	1,248	996
Other assets	96	101
TOTAL ASSETS	$76,188	$91,543

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$24,252	$25,396
Accrued expenses	8,269	7,289
Lease liabilities, current	2,816	2,495
Current portion of long term debt	438	875
TOTAL CURRENT LIABILITIES	35,775	36,055
Long-term debt, less current portion and unamortized debt issuance costs	32,380	45,359
Lease liabilities, noncurrent	2,349	2,546
Other liabilities	—	2,000
TOTAL LIABILITIES	70,504	85,960

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.0001 par value, 1,000,000 authorized, none issued or outstanding at June 27, 2020 and December 28, 2019, respectively	—	—
Common Stock $0.0009 par value, authorized, issued and outstanding of 5,444,445, 2,144,288 and 2,114,103 at June 27, 2020 and 5,444,445, 2,138,928, and 2,108,743 at December 28, 2019, respectively	2	2
Treasury Stock at cost (30,185 shares at June 27, 2020 and December 28, 2019)	(1,283)	(1,283)
Additional paid-in capital	77,746	77,715
Accumulated deficit	(69,011)	(69,088)
Accumulated other comprehensive loss	(1,770)	(1,763)
TOTAL STOCKHOLDERS’ EQUITY	5,684	5,583
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$76,188	$91,543

See notes to condensed consolidated financial statements

Summer Infant, Inc.

Condensed Consolidated Statements of Operations

Note that all amounts presented in the table below are in thousands of U.S. dollars, except share and per share amounts.

	(Unaudited)		(Unaudited)
	For the three months ended		For the six months ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net sales	$38,214	$46,425	$78,552	$88,963
Cost of goods sold	24,175	31,583	52,010	60,671
Gross profit	14,039	14,842	26,542	28,292
General & administrative expenses	6,729	8,523	14,876	17,902
Selling expenses	3,738	4,031	7,182	7,384
Depreciation and amortization	813	952	1,780	1,889
Operating income	2,759	1,336	2,704	1,117
Interest expense	1,121	1,293	2,531	2,542
Income (loss) before provision for income taxes	1,638	43	173	(1,425)
Provision for income taxes	351	267	96	197
Net income (loss)	$1,287	$(224)	$77	$(1,622)
Net income (loss) per share:
BASIC	$0.61	$(0.11)	$0.04	$(0.77)
DILUTED	$0.61	$(0.11)	$0.04	$(0.77)
Weighted average shares outstanding:
BASIC	2,111,319	2,099,927	2,110,292	2,096,234
DILUTED	2,111,429	2,099,927	2,110,370	2,096,234

See notes to condensed consolidated financial statements.

Summer Infant, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

Note that all amounts presented in the table below are in thousands of U.S. dollars.

	(Unaudited) For the three months ended		(Unaudited) For the six months ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net income (loss)	$1,287	$(224)	$77	$(1,622)
Other comprehensive income (loss):
Changes in foreign currency translation adjustments	48	48	(7)	213

Comprehensive income (loss)	$1,335	$(176)	$70	$(1,409)

See notes to condensed consolidated financial statements.

Summer Infant, Inc.

Condensed Consolidated Statements of Cash Flows

Note that all amounts presented in the table below are in thousands of U.S. dollars.

	(Unaudited)
	For the six months ended
	June 27, 2020	June 29, 2019
Cash flows from operating activities:
Net income (loss)	$77	$(1,622)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,780	1,855
Stock-based compensation expense	31	152
Write off of unamortized deferred financing costs	266	—
Provision for allowance for doubtful accounts	20	34
Amortization of right to use asset	1,201	1,030
Changes in assets and liabilities:
Decrease (increase) in trade receivables	4,638	(4,553)
Decrease in inventory	9,138	3,725
Decrease in lease liability	(1,333)	(1,102)
Increase in prepaids and other assets	(910)	(220)
Decrease in accounts payable and accrued expenses	(362)	(4,416)
Net cash provided by (used in) operating activities	14,546	(5,117)
Cash flows from investing activities:
Acquisitions of property and equipment	(864)	(1,416)
Acquisitions of other intangible assets	(57)	(114)
Net cash used in investing activities	(921)	(1,530)
Cash flows from financing activities:
Repayment of Term Loan Facility	—	(438)
Net (repayment) borrowings on revolving facilities	(13,270)	7,043
Net cash (used in) provided by financing activities	(13,270)	6,608
Effect of exchange rate changes on cash and cash equivalents	98	(102)
Net increase (decrease) in cash and cash equivalents	453	(141)
Cash and cash equivalents, beginning of period	395	721
Cash and cash equivalents, end of period	$848	$580

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,643	$2,034
Cash paid for income taxes	$2	$5
Supplemental disclosure of non-cash investing and financing activities:
Derecognition of a building sale-leaseback fixed asset, net of depreciation	$2,357	$—
Derecognition of a building sale-leaseback financial obligation	$(2,390)	$—
Right-of-use asset acquired through new operating lease	$(1,457)	$—
Lease liability acquired through new operating lease	$1,457	$—

See notes to condensed consolidated financial statements.

Summer Infant, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

Note that all amounts presented in the table below are in thousands of U.S. dollars, except share and per share data.

	Common Stock		Additional Paid in	Treasury	Accumulated	Accumulated Comprehensive	Total
	Shares	Amount	Capital	Stock	Deficit	Loss	Equity
Balance at December 29, 2018	2,091,178	$2	$77,396	$(1,283)	$(64,924)	$(1,921)	$9,270
Issuance of common stock upon vesting of restricted shares	3,681
Stock-based compensation, net of forfeitures			48				48
Net loss for the period					(1,398)		(1,398)
Foreign currency translation adjustment						165	165
Balance at March 30, 2019	2,094,859	$2	$77,444	$(1,283)	$(66,322)	$(1,756)	$8,085
Issuance of common stock upon vesting of restricted shares	8,109
Stock-based compensation, net of forfeitures			104				104
Net loss for the period					(224)		(224)
Foreign currency translation adjustment						48	48
Balance at June 29, 2019	2,102,968	$2	$77,548	$(1,283)	$(65,507)	$(2,747)	$8,013

Balance at December 28, 2019	2,108,743	$2	$77,715	$(1,283)	$(69,088)	$(1,763)	$5,583
Issuance of common stock upon vesting of restricted shares	1,064
Fractional share issuance upon reverse stock split	1,620
Stock-based compensation, net of forfeitures			(11)				(11)
Net loss for the period					(1,210)		(1,210)
Foreign currency translation adjustment						(55)	(55)
Balance at March 28, 2020	2,111,427	$2	$77,704	$(1,283)	$(70,298)	$(1,818)	$4,307
Issuance of common stock upon vesting of restricted shares	2,676
Stock-based compensation, net of forfeitures			42				42
Net income for the period					1,287		1,287
Foreign currency translation adjustment						48	48
Balance at June 27, 2020	2,114,103	2	77,746	(1,283)	(69,011)	(1,770)	5,684

SUMMER INFANT, INC.  AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

In March 2020, the Company completed a 1-for-9 reverse stock split of the Company's issued and outstanding shares of common stock in order to regain compliance with Nasdaq's minimum bid price requirement. Accordingly, all information in the financial statements and accompanying notes included within this Quarterly Report on Form 10-Q have been adjusted retrospectively to give effect to the reverse stock split as if it occurred at the beginning of the first period presented.

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

Changes in the allowance for doubtful accounts are as follows:

	For the Six months ended
	June 27, 2020	June 29, 2019
Allowance for doubtful accounts, beginning of period	$542	$304
Charges to costs and expenses, net	20	34
Account write-offs	—	—
Allowance for doubtful accounts, end of period	$562	$338

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

The Company utilized the discrete method of accounting for income taxes in the U.S. for the three and six months ended June 27, 2020 and for the three and six months ended June 29, 2019 as it believes the discrete method results in a more accurate representation of the income tax provision for the periods.

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

On March 27, 2020, the U.S. CARES Act was enacted, which provided a substantial tax-and-spending package intended to provide additional economic stimulus to address the impact of the COVID-19 pandemic. The U.S. CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property, and the creation of certain refundable employee retention credits. As a result of the U.S. CARES Act tax law changes, we recognized a $262 tax benefit related to the increase in interest deduction occurring during the fiscal year ended December 28, 2019 which was fully reserved for. The impact of the CARES Act in prospective periods may differ from our estimate as of June 27, 2020 due to changes in interpretations and assumptions, guidance that may be issued and actions the Company may take in response to the CARES Act. The CARES Act is highly detailed, and the Company will continue to assess the impact that various provisions will have on its business.

Net Loss/Income Per Share

Basic income or loss per share for the Company is computed by dividing net income or loss by the weighted-average number of shares of common stock outstanding during the period. Diluted income or loss per share includes the dilutive impact of outstanding stock options and unvested restricted shares.

Translation of Foreign Currencies

Assets and liabilities of the Company’s foreign subsidiaries whose functional currency is its local currency, are translated into U.S. dollars at the exchange rate in effect at the end of the quarter and the income and expense accounts of these affiliates have been translated at average rates prevailing during each respective quarter. Resulting translation adjustments are made to a separate component of stockholders’ equity within accumulated other comprehensive loss. Assets and liabilities of the Company’s foreign subsidiaries whose functional currency is the U.S. dollar are remeasured into U.S. dollars at the their historical rates or the exchange rate in effect at the end of the quarter and the income and expense accounts of these affiliates have been remeasured at average rates prevailing during each respective quarter. Resulting remeasurement adjustments are made to the condensed consolidated statement of operations. Foreign exchange transaction gains and losses are included in the accompanying interim condensed consolidated statement of operations.

2020 Plan and COVID-19 Pandemic

In March 2020, the COVID-19 outbreak was declared a global pandemic and became widespread in the U.S. While our products are considered “essential” and our distribution center located in California continues to operate, some of our customers have been impacted and, to the extent they operated retail stores, have been required to close their stores and curtail operations. We began to see an impact on orders at the end of March and may continue to see lower demand in the near term as governmental restrictions on businesses remain in place. Due to the uncertainty with respect to when governmental restrictions may be lifted and the widespread nature of the pandemic, we cannot currently predict how it will impact our business in the long term.  The Company is not currently aware of any events or circumstances arising from the COVID-19 pandemic that would require us to update any estimates, judgments or materially revise the carrying value of our assets or liabilities. The Company’s estimates may change, however, as events evolve and additional information is obtained, and any such changes will be recognized in the condensed consolidated financial statements.

Beginning in the first quarter of 2020, the Company implemented various restructuring initiatives to streamline operations and support its liquidity needs, including headcount reductions, reductions in facility space, and other cost reductions, as well as working with its lenders to amend its credit facility and term loan agreement to undertake these restructuring initiatives and to provide availability.  In addition, the Company has begun taking actions to mitigate the impact of the expiration in August 2020 of tariff exclusions previously granted with respect to certain of its products, including seeking price increases from its customers and alternative manufacturing sources.  In light of the ongoing uncertainty surrounding the COVID-19 pandemic in the U.S. and other countries and unpredictable economic consequences in the coming months, the Company applied for and in August 2020, received a loan through the Paycheck Protection Program of the U.S. CARES Act in the amount of $1,955, which may be used  to fund certain qualified expenses, including payroll costs, rent and utility costs. The Company believes that its existing plan will generate sufficient cash which, along with its existing cash and availability under its facilities, will enable it to fund operations through at least the next 12 months. To the extent the Company experiences unexpected impacts from the COVID-19 pandemic or is unable to meet its current financial forecast, the Company would take further action to reduce costs, mitigate risks to its supply chain and, if necessary, seek to raise additional funds through debt or equity financings, restructure our existing debt, engage in strategic collaborations, and/or a strategic transaction.

2.       REVENUE RECOGNITION

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

The following is a table that presents net sales by geographical area:

	For the three months ended June 27, 2020	For the three months ended June 29, 2019
United States	$35,800	$39,064
All Other	2,414	7,361
Net Sales	$38,214	$46,425

	For the six months ended June 27, 2020	For the nine months ended June 29, 2019
United States	$71,578	$75,300
All Other	6,974	13,663
Net Sales	$78,552	$88,963

All Other consists of Canada, Europe, South America, Mexico, Asia, and the Middle East.

Contract Balances

The Company does not have any contract assets such as work-in-process or contract liabilities such as customer advances. All trade receivables on the Company’s condensed consolidated balance sheet are from contracts with customers.

Contract Costs

Costs incurred to obtain a contract are capitalized unless short term in nature. As a practical expedient, costs to obtain a contract that are short term in nature are expensed as incurred. All contract costs incurred in the three and six months ended June 27, 2020 and three and six months ended June 29, 2019 fall under the provisions of the practical expedient and have therefore been expensed.

3.       DEBT

Credit Facilities

Bank of America Credit Facility. On June 28, 2018, the Company and Summer Infant (USA), Inc., as borrowers, entered into a Second Amended and Restated Loan and Security Agreement with Bank of America, N.A., as agent, the financial institutions party to the agreement from time to time as lenders, and certain subsidiaries of the Company as guarantors, as amended through August 2020 (as amended, the “Restated BofA Agreement”). The Restated BofA Agreement replaced the Company’s prior credit facility with Bank of America, and provides for an asset-based revolving credit facility with a letter of credit sub-line facility. As of June 27, 2020, total revolver commitments under the credit facility were $48,000. The total borrowing capacity is based on a borrowing base, which is defined as 85% of eligible receivables plus the lesser of (i) 70% of the value of eligible inventory or (ii) 85% of the net orderly liquidation value of eligible inventory, less applicable reserves. The scheduled maturity date of loans under the Restated BofA Agreement is June 28, 2023 (subject to customary early termination provisions). As a result of the amendments made to the Restated BofA Agreement in the first and second quarters of 2020, (i) the definition of Financial Covenant Trigger Amount was modified, (ii) the lenders' aggregate revolver commitments were reduced to $48,000, (iii) the definition of EBITDA was amended to exclude certain fees and expenses, (iv) the Company is required to meet certain minimum net sales amounts for each period of three consecutive fiscal months through the three-month period ending December 31, 2020, (v) the Company is required to meet a certain minimum EBITDA (as defined in the Restated BofA Agreement) as of the end of each fiscal month, calculated on a trailing 12-month basis, (vi) the applicable margin and applicable unused line fee rate were increased, (vii) a LIBOR floor of 0.75% was added, and (viii) certain reporting requirements were modified.

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

Loans under the Restated BofA Agreement bear interest, at the Company’s option, at a base rate or at LIBOR, plus applicable margins based on average quarterly availability under the Restated BofA Agreement. Interest payments are due monthly, payable in arrears. The Company is also required to pay an annual non-use fee on unused amounts, as well as other customary fees as are set forth in the Restated BofA Agreement. The Restated BofA Agreement contains customary affirmative and negative covenants. Among other restrictions, the Company is restricted in its ability to incur additional debt, make acquisitions or investments, dispose of assets, or make distributions unless in each case certain conditions are satisfied. The Company is also required to meet certain financial covenants through the end of fiscal 2020, specifically (a) a minimum net sales amount for each period of three consecutive fiscal months, measured at the end of each month, and (b) a trailing, 12-month minimum adjusted EBITDA amount (as defined in the Restated BofA Agreement), measured at the end of each fiscal month. In addition, if availability falls below agreed minimum amounts, a springing covenant would be in effect requiring the Company to maintain a fixed charge coverage ratio at the end of each fiscal month of at least 1.0 to 1.0 for the twelve-month period then ended.

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

As of June 27, 2020, under the Restated BofA Agreement, the rate on base-rate loans was 5.75% and the rate on LIBOR-rate loans was 4.25%. The amount outstanding on the Restated BofA Agreement at June 27, 2020, was $18,752 and borrowing availability was $7,493.

The amendments executed in the six months ended June 27, 2020 were evaluated to determine the proper accounting treatment for the transactions. Accordingly, debt extinguishment accounting was used to account for the reduction in the total revolver commitments under the credit facility, resulting in the write off of $266 in remaining unamortized deferred financing costs during the three months ended March 28, 2020.

On July 14, 2020, the Company entered into a letter agreement with Bank of America, N.A. as agent and lender and Pathlight Capital LLC, as agent for the Term Loan Lender that increased the maximum percentage of accounts owing from the Amazon Companies that may be included as eligible accounts under the Restated BofA Agreement for 120 days. In addition, on August 10, 2020, the Company entered into Amendment No. 6 to the Restated BofA Agreement with respect to the PPP Loan. See Note 9 for information regarding the letter agreement and Amendment No. 6.

Term Loan Agreement. On June 28, 2018, the Company and Summer Infant (USA), Inc., as borrowers, entered into a Term Loan and Security Agreement with Pathlight Capital LLC, as agent, each lender from time to time a party thereto, and certain subsidiaries of the Company as guarantors, as amended through August 2020 (as amended, the “Term Loan Agreement”) providing for a $17,500 term loan (the “Term Loan”). Proceeds from the Term Loan were used to satisfy existing debt, pay fees and transaction expenses associated with the closing of the Term Loan and may be used to pay obligations under the Term Loan Agreement, and for lawful corporate purposes, including working capital. The Term Loan is secured by a lien on certain assets of the Company, including a first priority lien on intellectual property, machinery and equipment, and a pledge of (i) 100% of the ownership interests of domestic subsidiaries and (ii) 65% of the ownership interests in certain foreign subsidiaries of the Company, and a junior lien on certain assets subject to the liens under the Restated BofA Agreement described above. The Term Loan matures on June 28, 2023. Summer Infant Canada Limited and Summer Infant Europe Limited, subsidiaries of the Company, are guarantors under the Term Loan Agreement. As a result of the amendments made to the Term Loan Agreement in the first and second quarters of 2020, (i) the definition of IP Advance Rate Reduction was modified, (ii) the definition of Term Loan Borrowing Base was modified to deduct a specified equipment reserve amount from the calculation of the borrowing base, (iii) the definitions of Financial Covenant Trigger Amount and EBITDA were amended consistent with the Restated BofA Agreement, (iv) consistent with the Restated BofA Agreement, the Company is required to meet certain minimum net sales amounts for each period of three consecutive fiscal months through the three-month period ending December 31, 2020 and certain minimum EBITDA as of the end of each fiscal month, calculated on a trailing 12-month period, (v) principal payments on the term loan were suspended for 2020, such payments to resume in March 2021, (vi) a LIBOR floor of 0.75% was added, and (vii) certain reporting requirements were modified. In addition, as described below, beginning March 10, 2020, the Term Loan began to bear additional interest, to be paid in kind ("PIK interest") at an annual rate of 4.0%.

The principal of the Term Loan is being repaid, on a quarterly basis, in installments of $219, with the first installment having been paid on December 1, 2018, until paid in full on termination. In connection with the March 2020 amendment, principal payments on the Term Loan were suspended for 2020, to resume in March 2021. The Term Loan bears interest at an annual rate equal to LIBOR, plus 9.0%. Cash interest payments are due monthly, in arrears. In addition, the Term Loan began to accrue PIK (payment in kind) interest at an annual rate of 4.0% in March 2020, which interest will become payable upon the earlier to occur of (i) the repayment of the Term Loan in full, (ii) a sale or merger of the Company, (iii) the occurrence of default or event of default under the Term Loan Agreement, or (iv) the Company achieving adjusted EBITDA of $12 million (calculated on a trailing, 12-month basis). If, and only if, the PIK interest becomes due and payable as a result of the Company achieving the adjusted EBITDA event noted in clause (iv), then the Company will pay all PIK interest then due and thereafter, PIK interest will continue to accrue and be paid on each subsequent anniversary of such event. Obligations under the Term Loan Agreement are also subject to a prepayment penalty if the Term Loan is repaid prior to the third anniversary of the closing of the Term Loan.

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

As of June 27, 2020, the interest rate on the Term Loan was 9.75% of cash interest and 4.0% of PIK interest. The amount outstanding on the Term Loan at June 27, 2020 was $16,406 and $201 of accrued PIK interest.

On August 10, 2020, the Company entered into Amendment No. 5 to the Term Loan Agreement with respect to the PPP Loan. See Note 9 for information regarding Amendment No. 5.

Aggregate maturities of bank debt related to the Restated BofA Agreement and the Term Loan Agreement:

Fiscal Year ending:
2020	—
2021	875
2022	875
2023 and thereafter	$33,408
Total	$35,158

Unamortized debt issuance costs were $2,340 at June 27, 2020 and $2,398 at December 28, 2019, and are presented as a direct deduction of long-term debt on the condensed consolidated balance sheets.

4.        PROPERTY AND EQUIPMENT

Property and equipment, at cost, consisted of the following:

	For the
	fiscal year ended		Depreciation/
	June 27, 2020	December 28, 2019	Amortization Period
Computer-related	4,531	$4,511	5 years
Tools, dies, prototypes, and molds	28,093	27,457	1 - 5 years
Building	0	4,156	30 years
Other	7,636	7,474	1 - 15 years
	40,260	43,598
Less: accumulated depreciation	34,576	34,810
Property and equipment, net	$5,684	$8,788

Property and equipment included amounts acquired under capital leases of approximately $589 and $589 at June 27, 2020 and June 29, 2019, respectively, with related accumulated depreciation of approximately $164 and $73, respectively. Total depreciation expense was $1,536 and $1,520 for the six months ended June 27, 2020 and June 29, 2019, respectively.

See Note 6 on the derecognition of the building asset in May 2020.

5.       INTANGIBLE ASSETS

Intangible assets consisted of the following:

	June 27, 2020	December 28, 2019
Brand names	$11,819	$11,819
Patents and licenses	4,163	4,101
Customer relationships	6,946	6,946
Other intangibles	1,882	1,882
	24,810	24,748
Less: Accumulated amortization	(12,096)	(11,852)
Intangible assets, net	$12,714	$12,896

The amortization period for the majority of the intangible assets ranges from 5 to 20 years for those assets that have an estimated life; certain of the assets have indefinite lives (brand names). Total of intangibles not subject to amortization amounted to $8,400 as of June 29, 2019 and June 27, 2020.

6.	COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space and distribution centers primarily related to its United States, Canada, United Kingdom, and Hong Kong operations. In connection with these leases, there were no cash incentives from the landlord to be used for the construction of leasehold improvements within the facility.

In May 2020, the Company entered into a lease agreement amendment related to our headquarters in Woonsocket, Rhode Island. The agreement decreased the leased premises square footage and extended the current term, which was set to end in March 2021 prior to the amendment to June 2025. It additionally granted two 5-year term extension options. The Company was accounting for the lease in Woonsocket as a sale-leaseback with the building on the balance sheet as property and equipment, net and a corresponding financing obligation in long-term liabilities. Upon the execution of the lease amendment, the Company re-assessed the classification of the lease and determined it to be an operating lease, as the criteria for a sale had been met. As part of this re-classification, the Company derecognized the financing obligation of $2,390 from long-term liabilities and the amount related to the property and equipment, net of $2,357 from the balance sheet and recorded a ROU asset and lease liability of $1,457 respectively. The Company did not include either of the term extension options in the calculation of the ROU asset and lease liability.

In April 2020, the company entered into a twelve month sublease agreement for a portion of the distribution warehouse located in Riverside, California. Fixed sublease payments received are recognized on a straight-line basis over the sublease term in general and administrative expenses.

The Company identified and assessed the following significant assumptions in recognizing the right-of-use asset and corresponding liabilities:

•	Expected lease term — The expected lease term includes both contractual lease periods and, when applicable, cancelable option periods when it is reasonably certain that the Company would exercise such options. These leases have remaining lease terms between 1.25 and 5.00 years. The Woonsocket lease has two 5-year extension options and the Canada lease has one 5-year extension option that have not been included in the lease term.

•	Incremental borrowing rate — The Company’s lease agreements do not provide an implicit rate. As the Company does not have any external borrowings for comparable terms of its leases, the Company estimated the incremental borrowing rate based on secured borrowings available to the Company for the next 5 years. This is the rate the Company would have to pay if borrowing on a collateralized basis over a similar term in an amount equal to the lease payments in a similar economic environment.

•	Lease and non-lease components — In certain cases the Company is required to pay for certain additional charges for operating costs, including insurance, maintenance, taxes, and other costs incurred, which are billed based on both usage and as a percentage of the Company’s share of total square footage. The Company determined that these costs are non-lease components and they are not included in the calculation of the lease liabilities because they are variable. Payments for these variable, non-lease components are considered variable lease costs and are recognized in the period in which the costs are incurred.

The components of the Company’s lease expense for the six months ended June 27, 2020 and June 29, 2019 were as follows:

	Six Months Ended June 27, 2020	Six Months Ended June 29, 2019
Operating lease cost	$1,297	$1,247
Variable lease cost	$523	$644
Less: sublease income	(250)	—
Total lease expense	$1,570	$1,891

Weighted-average remaining lease term	2.5 years
Weighted-average discount rate:	5.00%

Cash paid for amounts included in the measurement of the Company’s lease liabilities were $1,405 and $1,298 for the six months ended June 27, 2020 and June 29, 2019 respectively.

As of June 27, 2020, the present value of maturities of the Company’s operating lease liabilities were as follows:

Fiscal Year Ending:
2020	1,497
2021	2,448
2022	618
2023	465
2024	325
Thereafter	164
Less imputed interest	(352)
Total	$5,165

The future fixed sublease receipts under non-cancelable operating lease agreements as of June 27, 2020 are as follows:

Fiscal Year Ending:
2020	500
2021	250
Thereafter	—
Total	$750

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

The Company is currently authorized to issue up to 188,889 shares for equity awards under the Company’s 2012 Incentive Compensation Plan (as amended, “2012 Plan”). Periodically, the Company may also grant equity awards outside of its 2012 Plan as inducement grants for new hires.

Under the 2012 Plan, awards may be granted to participants in the form of non-qualified stock options, incentive stock options, restricted stock, deferred stock, restricted stock units and other stock-based awards. Subject to the provisions of the plans, awards may be granted to employees, officers, directors, advisors and consultants who are deemed to have rendered or are able to render significant services to the Company or its subsidiaries and who are deemed to have contributed or to have the potential to contribute to the Company’s success. The Company accounts for options under the fair value recognition standard. Share-based compensation expense for the six months ended June 27, 2020 and June 29, 2019 was $31 and $152, respectively. Share based compensation expense is included in general and administrative expenses.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the table below. The Company uses the simplified method to estimate the expected term of the options, but used an estimate for grants of “plain vanilla” stock options based on a formula prescribed by the Securities and Exchange Commission. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Share-based compensation expense recognized in the condensed consolidated financial statements is based on awards that are ultimately expected to vest.

As of June 27, 2020, there were 71,562 stock options outstanding and 20,543 unvested restricted shares outstanding.

During the six months ended June 27, 2020, the Company granted 21,433 stock options and 9,550 shares of restricted stock, respectively. The following table summarizes the weighted average assumptions used for stock options granted during the six months ended June 27, 2020 and June 29, 2019.

	For the Six Months Ended June 27, 2020	For the Six Months Ended June 29, 2019
Expected life (in years)	5.1	4.8
Risk-free interest rate	1.74%	2.34%
Volatility	67.3%	64.2%
Dividend yield	0%	0%
Forfeiture rate	14.2%	24.2%

As of June 27, 2020, there were 67,557 shares available to grant under the 2012 Plan.

8.	WEIGHTED AVERAGE COMMON SHARES

Basic and diluted earnings or loss per share (“EPS”) is based upon the weighted average number of common shares outstanding during the period. Diluted weighted average number of common shares outstanding also included common stock equivalents such as stock options and restricted shares. The Company does not include the anti-dilutive effect of common stock equivalents in the calculation of dilutive common shares outstanding. The computation of diluted common shares for the three and six months ended June 27, 2020 excluded 71,562 stock options and excluded 20,433 and 20,465 shares of restricted stock outstanding, respectively. The computation of diluted common shares for the three and six months ended June 29, 2019 excluded 134,852 stock options and 32,475 shares of restricted stock outstanding.

9.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing date of this Quarterly Report on Form 10-Q and determined that no subsequent events occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes thereto except as follows.

On July 14, 2020, the Company and Summer Infant (USA), Inc., as borrowers, and certain subsidiaries of the Company as guarantors, entered into a letter agreement with Bank of America, N.A. as agent (“Agent”) and lender, and Pathlight Capital LLC, as agent for the Term Loan Lender, with respect to the Restated BofA Agreement. Pursuant to the letter agreement, the maximum percentage of accounts owing from the Amazon Companies that may be included as “eligible accounts” under the Restated BofA Agreement shall be increased, provided that (i) such percentage shall be automatically reduced to the original percentage on November 16, 2020, and (ii) if at any time the corporate credit rating of Amazon.com, Inc. falls below a certain rating, as defined, the Agent shall have the right, in its sole discretion, to decrease the maximum percentage of such accounts owing from the Amazon Companies to an amount specified by the Agent.

Paycheck Protection Program.

On August 3, 2020, we received loan proceeds of $1,955 (the “PPP Loan”) pursuant to the Paycheck Protection Program (“PPP”) administered by the U.S. Small Business Administration under the CARES Act. The PPP Loan, which was in the form of a promissory note (the “PPP Note”), between the Company and Bank of America, N.A., as the lender, matures on July 27, 2025 and bears interest at a fixed rate of 1% per annum, payable monthly commencing six months from the date of the PPP Loan. The Company may voluntarily prepay the borrowings in full with no associated penalty or premium. Under the terms of the PPP, the principal may be forgiven if the PPP Loan proceeds are used for qualifying expenses, including payroll costs, rent and utility costs. No assurance can be provided that the Company will obtain forgiveness of the PPP Loan in whole or in part. In addition, details of the PPP continue to evolve regarding which companies are qualified to receive loans pursuant to the PPP and on what terms, and the Company may be required to repay some or all of the Loan due to these changes or different interpretations of the PPP requirements.

The PPP Note contains customary representations, warranties, and covenants for this type of transaction, including customary events of default relating to, among other things, payment defaults and breaches of representations and warranties or other provisions of the PPP Note. The occurrence of an event of default may result in, among other things, the Company becoming obligated to repay all amounts outstanding under the PPP Note.

On August 10, 2020, the Company and Summer Infant (USA), Inc., as borrowers entered into (i) Amendment No. 6 to Second Amended and Restated Loan and Security Agreement among the Company and Summer Infant (USA) Inc., as borrowers, the guarantors from time to time party thereto, the financial institutions from time to time party thereto as lenders, and Bank of America, N.A., as agent for the lenders (the “BofA Amendment”), and (ii) Amendment No. 5 to Term Loan and Security Agreement among the Company and Summer Infant (USA) Inc., as borrowers, the guarantors from time to time party thereto, the financial institutions from time to time party thereto as lenders, and Pathlight Capital LLC, as agent for the lenders (the “Term Loan Amendment”). The BofA Amendment amended the terms of the Restated BofA Agreement with respect to the PPP Loan, including to add the PPP Loan as “Permitted Debt,” and to exclude the interest expense or principal payments on the PPP Loan from “Fixed Charges” (unless such PPP Loan amount is not subsequently forgiven). Similarly, the Term Loan Amendment amended the terms of the Term Loan Agreement to modify certain provisions to take into account the PPP Loan in substantially the same form as the BofA Amendment.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking information and statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All forward-looking statements included in this document are based on information available to us on the date hereof. It is important to note that our actual results could differ materially from those projected in such forward-looking statements contained in this Quarterly Report on Form 10-Q. These forward-looking statements include statements concerning our expectations regarding the impact of the COVID-19 pandemic on our financial condition and results of operations in the near and long term; anticipated savings from our ongoing restructuring efforts; the impact of tariffs on the cost of certain of our imported products and the expected effect of our mitigation efforts; and our expected cash flow and liquidity for the next 12 months. These statements are based on current expectations that involve numerous risks and uncertainties.  These risks and uncertainties include the impact of the COVID-19 outbreak on our business operations, and the U.S. and global economies; changes in international trade policy and the imposition of tariffs or other fees by the United States or other countries on our products; the concentration of our business with retail customers; potential liquidity problems or bankruptcy of our customers and their ability to pay us in a timely manner; our ability to comply with financial and other covenants in our debt agreements; our ability to work with our lenders to amend our existing debt agreements, if required; our ability to raise additional funds or engage in a strategic transaction, if necessary; whether we will be able to obtain forgiveness for all or part of our PPP loan; our ability to introduce new products or improve existing products that satisfy consumer preferences; our ability to develop new or improved products in a timely and cost-efficient manner; our ability to compete with larger and more financially stable companies in our markets; our dependence on key personnel; our reliance on foreign suppliers and potential disruption in foreign markets in which we operate; potential increases in the cost of raw materials used to manufacture our products; compliance with safety and testing regulations for our products; potential product liability claims arising from use of our products; unanticipated tax liabilities; a potential impairment of other intangible assets; and other risks as detailed in our Annual Report on Form 10-K for the year ended December 28, 2019, as amended, our Quarterly Report on Form 10-Q for the quarter ended March 28, 2020, this Quarterly Report on Form 10-Q and subsequent filings with the Securities and Exchange Commission. All these matters are difficult or impossible to predict accurately, many of which may be beyond our control. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate.

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

In the second quarter of 2020, sales declined 17.7% as compared to the prior year period, principally as a result of the restructuring of our international business in the second quarter and the negative effect of the COVID-19 pandemic on our supply chain and reduced demand from our customers and consumers with many brick-and-mortar stores being closed. While gross profit decreased due to lower sales, gross margin improved due primarily to a favorable mix of higher product margin categories and tariff exclusions on our products that resulted in $1,786 of the tariff refunds as a benefit to cost of goods sold in the second quarter of 2020. General and administrative expenses declined 21% as compared to the prior period as the Company began to benefit from the restructuring actions taken in the first and second quarters of 2020. Net income per diluted share for the quarter was $0.61 as compared to a net loss per diluted share of $0.11 in the comparable prior period.

In early 2020 and prior to the COVID-19 outbreak in the U.S., we announced restructuring initiatives to further streamline operations and improve our financial outlook. We anticipate that these actions will result in annualized cost savings of approximately $7,500. As of the end of July 2020, we had taken many of these actions, including headcount reductions, reductions in facility space, and other cost reductions, and believe we are on track to realize the expected $7,500 in annualized cost savings. At the end of March 2020, we vacated our distribution center located in the U.K. To further reduce expenses, in April 2020, we entered into a sublease to lease a portion of our California distribution center and signed an amendment to our lease of our headquarters located in Rhode Island that reduced the size of premises occupied by us and correspondingly will reduce our base rent going forward. During the second quarter of 2020, we also worked with our lenders to amend our credit facility and term loan agreement to provide additional liquidity to address the potential short-term impact of the COVID-19 pandemic.

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

In March 2020, we began to see customers that have retail stores reduce orders as they experienced or anticipated closures of those stores. While we did see an uptick in sales to those customers with significant e-commerce capabilities, it did not offset the reduced orders from our mid-size and smaller customers which continued through the second quarter of 2020.

We have seen manufacturing and shipments from China return to more normal levels, however, the potential exists that we might not be able to meet demand for certain products that are manufactured by suppliers that may be subject to closure due to the resurgence of COVID-19 outbreaks.

Sales in the second quarter of 2020 were impacted by the COVID-19 pandemic as some retail stores remained closed. We believe that customers with e-commerce capabilities will continue to have high demand and that, as stores begin to reopen across the U.S., we will see a corresponding increase in orders from customers with retail stores. However, given the unpredictability of the COVID-19 pandemic, it is possible that some stores will remain closed, or that outbreaks may continue to occur throught the remainder of the year. With our mid-size and smaller customers, we have seen some of these customers ask for extensions in payment terms. We expect these customers may experience financial difficulties, and we have taken steps to limit risk of non-payment from these customers.

The Company continues to assess the impact of the COVID-19 pandemic on its supply chain, consumer demand and overall business operations through the remainder of 2020 and have been working with our lenders to provide flexibility under our existing credit facilities during this uncertain time. Additionally, we believe the recent COVID-19 resurgence in the United States and in other countries has added greater uncertainty and unpredictable economic consequences in the coming months. After careful consideration and because of the lingering potential negative economic impact and increased uncertainty of the COVID-19 pandemic, in late July 2020 we applied for for a PPP loan under the CARES Act. Our application was approved on July 27, 2020, and we received approximately $1,955 in loan proceeds in August. We will use the loan proceeds to fund certain qualified expenses, including payroll costs, rent and utility costs. The term of the loan is for five-year period and bears interest at an annual rate of 1.00%, with no principal or interest payments due during the first six months. Under the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or part of the loan subject to limitations based on the use of the proceeds for eligible purposes. There can be no assurance that our application to the SBA will be approved, or if the loan is approved, that we will be able to obtain forgiveness of the loan in whole or in part.

Recent Developments. Tariff exclusions on certain of our imported products that were issued by the Office of the U.S. Trade Representative expired on August 7, 2020 and have not been renewed. As a result, we will again be required to pay tariffs on certain imported products effective August 2020 unless and until the tariff exclusion is extended, a new tariff exclusion is granted or the tariffs are terminated. While we are initiating actions to mitigate the impact of these tariffs, the tariffs will materially impact our cost of goods sold, and therefore our gross profit and gross margins, for the remainder of fiscal 2020 and beyond. To the extent our mitigation efforts are not successful, the impact not offset by our mitigation efforts could have an adverse effect on our business, financial position, results of operations and cash flows.

Summary of Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates during the six months ended June 27, 2020 from our critical accounting policies and estimates disclosed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 Form 10-K.

Results of Operations

	For the three months ended (Unaudited)		For the six months ended (Unaudited)
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net sales	$38,214	$46,425	$78,552	$88,963
Cost of goods sold	24,175	31,583	52,010	60,671
Gross profit	14,039	14,842	26,542	28,292
General & administrative expenses	6,729	8,523	14,876	17,902
Selling expenses	3,738	4,031	7,182	7,384
Depreciation and amortization	813	952	1,780	1,889
Operating income	2,759	1,336	2,704	1,117
Interest expense, net	1,121	1,293	2,531	2,542
Income (loss) before provision for income taxes	1,638	43	173	(1,425)
Provision for income taxes	351	267	96	197
Net income (loss)	$1,287	$(224)	$77	$(1,622)

Three Months ended June 27, 2020 compared with Three Months ended June 29, 2019

Net sales decreased 17.7% from $46,425 for the three months ended June 29, 2019 to $38,214 for the three months ended June 27, 2020 primarily as a result of the strategic restructuring of our international business that resulted in a decline of international sales and the negative effect of the COVID-19 pandemic on our supply chain and demand from our customers and consumers with many brick-and-mortar stores being closed. Sales to our top customers, especially through their ecommerce channels, remained strong and we increased sales in our specialty blanket and playard categories.

Cost of goods sold includes cost of the finished product from suppliers, tariffs/duties on certain imported items, freight-in from suppliers, and miscellaneous charges. The components of cost of goods sold remained substantially the same for the quarter ended June 27, 2020 as compared to the quarter ended June 29, 2019.

Gross profit decreased 5.4% from $14,842 for the three months ended June 29, 2019 to $14,039 for the three months ended June 27, 2020. Gross profit as a percent of net sales increased from 32.0% for the three months ended June 29, 2019 to 36.7% for the three months ended June 27, 2020. Gross profit declined primarily due to lower sales. Gross profit as a percent of net sales increased primarily due to tariff exclusions on certain gate, bath, and bedrail products issued by the Office of the U.S. Trade Representative that became effective immediately and retroactive to September 2018 resulting in $1,819 of tariff refunds due to the Company. We recorded $1,786 of the tariff refunds as a benefit to cost of goods sold in the second quarter of 2020.

General and administrative expenses decreased 21.0% from $8,523 for the three months ended June 29, 2019 to $6,729 for the three months ended June 27, 2020. General and administrative expenses decreased from 18.4% of net sales for the three months ended June 29, 2019 to 17.6% of net sales for the three months ended June 27, 2020. The decline in dollars and as a percent of sales was primarily due to the Company’s restructuring activities begun in the first quarter of 2020 that included a reduction in work force and other cost reductions.

Selling expenses decreased 7.3% from $4,031 for the three months ended June 29, 2019 to $3,738 for the three months ended June 27, 2020. Selling expenses increased as a percent of net sales from 8.7% for the three months ended June 29, 2019 to 9.8% for the three months ended June 27, 2020. The decrease in selling expense dollars is primarily attributable to lower sales. The increase in selling expenses as a percent of net sales was primarily attributable to increased cooperative advertisement, freight out, and royalty costs this year as compared to the three months ended June 29, 2019.

Depreciation and amortization decreased 14.6% from $952 for the three months ended June 29, 2019 to $813 for the three months ended June 27, 2020. The decrease in depreciation and amortization was attributable to lower capital investment over the past year.

Interest expense decreased 13.3% from $1,293 for the three months ended June 29, 2019 to $1,121 for the three months ended June 27, 2020. Interest expense decreased due to lower debt levels.

For the three months ended June 29, 2019, we recorded a $267 provision for income taxes on $43 of pretax income. The tax provision for the three months ended June 29, 2019 included a $181 discrete valuation allowance charge for nondeductible interest. For the three months ended June 27, 2020, we recorded a $351 provision for income taxes on $1,638 of pretax income. The provision for income tax for the three months ended June 27, 2020 included a $120 discrete valuation allowance charge for nondeductible interest expense.

Six Months ended June 27, 2020 compared with Six Months ended June 29, 2019

Net sales decreased 11.7% from $88,963 for the six months ended June 29, 2019 to $78,552 for the six months ended June 27, 2020 primarily as a result of the strategic restructuring of our international business that resulted in a decline of international sales and the negative effect of the COVID-19 pandemic on our supply chain and demand from our customers and consumers with many brick-and-mortar stores being closed. Sales to our top customers, especially through their ecommerce channels, remained strong and we increased sales in our specialty blanket and playard categories.

Cost of goods sold includes cost of the finished product from suppliers, tariffs/duties on certain imported items, freight-in from suppliers, and miscellaneous charges. The components of cost of goods sold remained substantially the same for the six months ended June 27, 2020 as compared to the six months ended June 29, 2019.

Gross profit decreased 6.2% from $28,292 for the six months ended June 29, 2019 to $26,542 for the six months ended June 27, 2020. Gross profit as a percent of net sales increased from 31.8% for the six months ended June 29, 2019 to 33.8% for the six months ended June 27, 2020. Gross profit dollars decreased primarily due to lower sales. Gross profit as a percent of net sales improved primarily due to tariff exclusions on certain gate, bath, and bedrail products issued by the Office of the U.S. Trade Representative that became effective immediately and retroactive to September 2018 resulting in $2,020 of tariff refunds due to the Company in the six month period ending June 27, 2020. We also received tariff exclusions on metal gates in December 2019 of $1,848. As a result, we recorded $2,289 of the tariff refunds as a benefit to cost of sales in the six months ending June 27, 2020.

General and administrative expenses decreased 16.9% from $17,902 for the six months ended June 29, 2019 to $14,876 for the six months ended June 27, 2020. General and administrative expenses decreased from 20.1% of net sales for the six months ended June 29, 2019 to 18.9% of net sales for the six months ended June 27, 2020. The decline in dollars and as a percent of sales was primarily due to the Company’s restructuring activities begun in the first quarter of 2020 that included a reduction in work force and other cost reductions partially offset by severance and restructuring costs.

Selling expenses decreased 2.7% from $7,384 for the six months ended June 29, 2019 to $7,182 for the six months ended June 27, 2020. Selling expenses increased as a percent of net sales from 8.3% for the six months ended June 29, 2019 to 9.1% for the six months ended June 27, 2020. The decrease in selling expense dollars is primarily attributable to lower sales. The increase in selling expenses as a percent of net sales was primarily attributable to increased consumer advertising, freight out, and royalty costs this year as compared to the six months ended June 29, 2019.

Depreciation and amortization decreased 5.8% from $1,889 for the six months ended June 29, 2019 to $1,780 for the six months ended June 27, 2020. The decrease in depreciation was attributable to the decline in capital investment primarily over the past year.

Interest expense decreased 0.4% from $2,542 for the six months ended June 29, 2019 to $2,531 for the six months ended June 27, 2020. The decrease in interest expense was primarily attributable to lower debt levels. The decrease was partially offset by the write off of $266 of previously unamortized prepaid finance fees associated with the reduction in the total revolver commitments under the Company’s Bank of America credit facility in March 2020.

For the six months ended June 29, 2019, we recorded a $197 provision for income taxes on $1,425 of pretax loss. The provision for income taxes for the six months ended June 29, 2019, included a $494 discrete valuation allowance charge for nondeductible interest expense. For the six months ended June 27, 2020, we recorded a $96 provision for income taxes on $173 of pretax income. The provision for income taxes for the six months ended June 27, 2020, included a $171 discrete valuation allowance charge for nondeductible interest expense.

Liquidity and Capital Resources

We fund our operations and working capital needs through cash generated from operations and borrowings under our credit facilities.

In our typical operational cash flow cycle, inventory is purchased in U.S. dollars to meet expected demand plus a safety stock. Because the majority of our suppliers are based in Asia, inventory takes from three to four weeks to arrive from Asia to the various distribution points we maintain in the United States, Canada and China. Payment terms for these vendors are approximately 60-75 days from the date the product ships from Asia and therefore we are generally paying for the product a short time after it is physically received in the United States. In turn, sales to customers generally have payment terms of 60 days, resulting in an accounts receivable and increasing the amount of cash required to fund working capital. To bridge the gap between paying our suppliers and receiving payment from our customers for goods sold, we rely on our credit facilities.

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

For the six months ended June 27, 2020, net cash provided by operating activities totaled $14,546 primarily due to increased profitability and improved working capital efficiency. Net cash used in operating activities for the six months ended June 29, 2019 was $5,117 primarily due to the paydown of accounts payable from higher inventory purchases at the end of the previous fiscal year in advance of a potential further increase in tariffs.

For the six months ended June 27, 2020, net cash used in investing activities was approximately $921. For the six months ended June 29, 2019, net cash used in investing activities was $1,530.

Net cash used in financing activities was approximately $13,270 for the six months ended June 27, 2020. Cash provided by operating activities were primarily used to reduce our bank borrowings on our credit facilities. Net cash provided by financing activities was approximately $6,608 for the six months ended June 29, 2019 and reflected borrowings on our credit facilities to reduce supplier payables and fund accounts receivable.

Primarily as a result of the above factors, net cash increased for the six months ended June 27, 2020 by $453, resulting in a cash balance of approximately $848 at June 27, 2020.

In addition to operating cash flow, we also rely on our asset-based revolving credit facility with Bank of America, N.A. and our term loan agreement with Pathlight Capital to meet our financing requirements, which are subject to changes in our inventory and account receivable levels. As noted above, we received a PPP loan in August 2020, the proceeds of which we will use to pay for certain qualifying expenses, including payroll costs, rent and utility costs.

As discussed above, we have worked with our lenders to address the potential impact of the COVID-19 pandemic on our cash flow and access to funding under our credit facility. However, if we are unable to meet our current financial forecast, experience a more severe impact from the COVID-19 pandemic on our business than expected, do not adequately control expenses, are unable to mitigate the impact of tariffs, or adjust our operations accordingly, we may experience constraints on our liquidity and may not meet the financial and other covenants under our revolving credit facility and term loan agreements which could impact our borrowing availability. There is no assurance that we will meet all of our financial or other covenants in the future, or that our lenders will grant waivers or agree to amend the terms of our agreements with them if there are covenant violations. In such case, we may be required to seek to raise additional funds through debt or equity financings, restructure our existing debt, engage in strategic collaborations, and/or a strategic transaction that is in the best interest of our stockholders. Any such financing or strategic transaction could result in significant dilution to our existing stockholders, depending on the terms of the transaction. If we are unable to identify a strategic transaction, raise additional funds, and/or restructure our existing debt, our operations could be limited and we may not be able to meet all of our obligations under our credit facility and term loan agreement.

Based on past performance and current expectations, we believe that our anticipated cash flow from operations and availability under the Restated BofA Agreement are sufficient to fund our working capital, capital expenditures and debt service requirements for at least the next 12 months.

Credit Facilities

Restated BofA Agreement. We and our wholly owned subsidiary, Summer Infant (USA), Inc., as borrowers, and certain of our subsidiaries as guarantors, are parties to a Second Amended and Restated Loan and Security Agreement with Bank of America, N.A., as agent, that provides for a $48,000 asset-based revolving credit facility (as it may be amended from time to time, the "Restated BofA Agreement"). Total borrowing capacity under the Restated BofA Agreement is based on a borrowing base, which is defined as 85% of eligible receivables plus the lesser of (i) 70% of the value of eligible inventory or (ii) 85% of the net orderly liquidation value of eligible inventory, less applicable reserves. Loans under the Restated BofA Agreement are scheduled to mature on June 28, 2023 (subject to customary early termination provisions). All obligations under the Restated BofA Agreement are secured by substantially all the assets of the Company, including a first priority lien on accounts receivable and inventory and a junior lien on certain assets subject to the term loan lender's first priority lien described below, and certain of our subsidiaries are guarantors.

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

As of June 27, 2020, the interest rate for base-rate loans and LIBOR-rate loans under the Restated BofA Agreement were 5.75% and 4.25%, respectively. The amount outstanding on the Restated BofA Agreement at June 27, 2020 was $18,752, total borrowing capacity was $26,245, and borrowing availability was $7,493.

On July 14, 2020, the Company entered into a letter agreement with Bank of America, N.A. as agent and lender and Pathlight Capital LLC, as agent for the Term Loan Lender that increased the maximum percentage of accounts owing from the Amazon Companies that may be included as eligible accounts under the Restated BofA Agreement for 120 days. In addition, on August 10, 2020, the Company entered into Amendment No. 6 to the Restated BofA Agrement with respect to the PPP Loan. See Part II, Item. 5, “Other Information” below for information regarding the letter agreement and Amendment No. 6.

Term Loan Agreement. We and our wholly owned subsidiary, Summer Infant (USA), Inc., as borrowers, and certain of our subsidiaries as guarantors, are parties to a Term Loan and Security Agreement with Pathlight Capital LLC, as agent, pursuant to which we received a $17,500 term loan (as it may be amended from time to time, the "Term Loan Agreement"). In connection with the March 2020 amendment to the Term Loan Agreement, principal payments on the term loan were suspended for 2020, to resume in March 2021. In addition, the term loan began to accrue PIK (payment in kind) interest at an annual rate of 4.0% in March 2020, which interest will become payable upon repayment of the term loan or earlier upon the occurrence of certain events. The term loan matures on June 28, 2023. Obligations under the Term Loan Agreement are also subject to a prepayment penalty if the term loan is repaid prior to the third anniversary of the closing of the term loan. The term loan is secured by a lien on certain assets of the Company, including a first priority lien on intellectual property, machinery and equipment, and a pledge of (i) 100% of the ownership interests of domestic subsidiaries and (ii) 65% of the ownership interests in certain foreign subsidiaries of the Company, and a junior lien on certain assets subject to the liens under the asset-based revolving credit facility, and certain of our subsidiaries are guarantors.

The Term Loan Agreement contains customary affirmative and negative covenants and certain financial covenants that are substantially the same as the Restated BofA Agreement described above.

As of June 27, 2020, the interest rate on the Term Loan was 9.75% of cash interest and 4.0% of PIK interest. The amount outstanding on the Term Loan at June 27, 2020 was $16,406 and $201 of accrued PIK interest.

On August 10, 2020, the Company entered into Amendment No. 5 to the Term Loan Agrement with respect to the PPP Loan. See Part II, Item. 5, “Other Information” below for information regarding Amendment No. 5.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as of June 27, 2020. Our Chief Executive Officer and Chief Financial Officer have concluded, based on this evaluation, that our controls and procedures were effective as of June 27, 2020.

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

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of our 2019 Form 10-K and Part II, Item 1A, “Risk Factors,” of our Quarterly Report on Form 10-Q for the quarter ended March 28, 2020, other than the following:

We may not be entitled to forgiveness of our recently received Paycheck Protection Program Loan, and our application for the Paycheck Protection Program Loan could in the future be determined to have been impermissible.

On August 3, 2020, we received loan proceeds of approximately $1,955 (the “PPP Loan”) pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) administered by the U.S. Small Business Administration (the “SBA”). We intend to use the PPP Loan to retain current employees, maintain payroll and make lease and utility payments. Under the CARES Act, as amended in June 2020, loan forgiveness is generally available if proceeds were used for qualifying expenses in accordance with the CARES Act. The amount of the PPP Loan eligible to be forgiven may be reduced in certain circumstances, including as a result of certain headcount or salary reductions. We will be required to repay any portion of the outstanding principal that is not forgiven, along with accrued interest, and we cannot provide any assurance that we will be eligible for loan forgiveness, that we will apply for forgiveness, or that any amount of the PPP Loan will ultimately be forgiven by the SBA.

In order to apply for the PPP Loan, we were required to certify, among other things, that the current economic uncertainty made the PPP Loan request necessary to support our ongoing operations. If, despite our good-faith belief that given our circumstances we satisfied all eligible requirements for the PPP Loan, we are later determined to have violated any applicable laws or regulations that may apply to us in connection with the PPP Loan or it is otherwise determined that we were ineligible to receive the PPP Loan, we may be required to repay the PPP Loan in its entirety and/or be subject to additional penalties, which could also result in adverse publicity and damage to our reputation. Any of these events could have a material adverse effect on our business, results of operations and financial condition.

The suspension, revocation, expiration, non-renewal or other loss of temporary exemptions from certain tariffs could adversely affect our business, financial condition and results of operations.

As previously disclosed, the United States and other countries have levied tariffs and taxes on certain goods, including products imported into the United States from China. The majority of our products are manufactured outside the United States, mainly in China, and imported for sale in the United States. Tariffs enacted in 2018 and 2019 impacted our 2018 and 2019 results, and caused market disruption amongst our major customers.

In December 2019, a tariff exclusion for metal safety gates was granted by the Office of the U.S. Trade Representative (“USTR”), retroactive to the date of implementation (September 2018) through August 2020, and we have been receiving refunds for the amounts we paid in respect of such tariffs. Subsequently, tariff exclusions for certain other juvenile products were granted by the USTR for which we have also been receiving refunds. While we applied for a 12-month extension of the tariff exclusions, the applications have not been approved and the exclusions expired on August 7, 2020. As a result, we will again be required to pay tariffs on certain imported products effective August 2020 and until the tariff exclusions are extended, new tariff exclusions are granted, or the tariffs are terminated. There is no assurance that any actions we take to mitigate tariffs will be successful, and any increase in pricing to allow us to maintain reasonable margins could adversely affect the demand for those affected products and may result in decreased profitability and lower sales, thereby having an adverse effect on our business, results of operations and financial condition.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information.

Change in Control Plan

In May 2020, the Company’s Board of Directors approved an amendment to the Company’s existing Change in Control Plan to extend the term of the plan until February 7, 2022.

Letter Agreement with Bank of America

On July 14, 2020, the Company and Summer Infant (USA), Inc., as borrowers, and certain subsidiaries of the Company as guarantors, entered into a letter agreement with Bank of America, N.A. as agent (“Agent”) and lender, and Pathlight Capital LLC, as agent for the Term Loan Lender, with respect to the Restated BofA Agreement. Pursuant to the letter agreement, the maximum percentage of accounts owing from the Amazon Companies that may be included as “eligible accounts” under the Restated BofA Agreement shall be increased, provided that (i) such percentage shall be automatically reduced to the original percentage on November 16, 2020, and (ii) if at any time the corporate credit rating of Amazon.com, Inc. falls below a certain rating, as defined, the Agent shall have the right, in its sole discretion, to decrease the maximum percentage of such accounts owing from the Amazon Companies to an amount specified by the Agent. A copy of the letter agreement is filed herewith as Exhibit 10.4 and incorporated herein by reference.

Paycheck Protection Program and Related Bank Amendments.

On August 3, 2020, we received loan proceeds of $1,955 (the “PPP Loan”) pursuant to the Paycheck Protection Program (“PPP”) administered by the U.S. Small Business Administration under the CARES Act. The PPP Loan, which was in the form of a promissory note (the “PPP Note”), between the Company and Bank of America, N.A., as the lender, matures on July 27, 2025 and bears interest at a fixed rate of 1% per annum, payable monthly commencing six months from the date of the PPP Loan. The Company may voluntarily prepay the borrowings in full with no associated penalty or premium. Under the terms of the PPP, the principal may be forgiven if the PPP Loan proceeds are used for qualifying expenses, including payroll costs, rent and utility costs. No assurance can be provided that the Company will obtain forgiveness of the PPP Loan in whole or in part. In addition, details of the PPP continue to evolve regarding which companies are qualified to receive loans pursuant to the PPP and on what terms, and the Company may be required to repay some or all of the Loan due to these changes or different interpretations of the PPP requirements.

The PPP Note contains customary representations, warranties, and covenants for this type of transaction, including customary events of default relating to, among other things, payment defaults and breaches of representations and warranties or other provisions of the PPP Note. The occurrence of an event of default may result in, among other things, the Company becoming obligated to repay all amounts outstanding under the PPP Note.

On August 10, 2020, the Company and Summer Infant (USA), Inc., as borrowers entered into (i) Amendment No. 6 to Second Amended and Restated Loan and Security Agreement among the Company and Summer Infant (USA) Inc., as borrowers, the guarantors from time to time party thereto, the financial institutions from time to time party thereto as lenders, and Bank of America, N.A., as agent for the lenders (the “BofA Amendment”), and (ii) Amendment No. 5 to Term Loan and Security Agreement among the Company and Summer Infant (USA) Inc., as borrowers, the guarantors from time to time party thereto, the financial institutions from time to time party thereto as lenders, and Pathlight Capital LLC, as agent for the lenders (the “Term Loan Amendment”). The BofA Amendment amended the terms of the Restated BofA Agreement with respect to the PPP Loan, including to add the PPP Loan as “Permitted Debt,” and to exclude the interest expense or principal payments on the PPP Loan from “Fixed Charges” (unless such PPP Loan amount is not subsequently forgiven). Similarly, the Term Loan Amendment amended the terms of the Term Loan Agreement to modify certain provisions to take into account the PPP Loan in substantially the same form as the BofA Amendment.

The foregoing summary of the BofA Amendment and the Term Loan Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of such amendments, copies of which are filed herewith as Exhibit 10.5 and Exhibit 10.6, respectively, and incorporated herein by reference.

ITEM 6.	Exhibits

The exhibits listed in the Exhibit Index immediately preceding the signature page hereto are filed as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit No.	Description

10.1*	Amendment No. 5 to Second Amended and Restated Loan and Security Agreement, dated as of April 29, 2020, among Summer Infant, Inc. and Summer Infant (USA), Inc., as borrowers, the guarantors from time to time party thereto, the financial institutions from time to time party thereto as lenders, and Bank of America, N.A., as agent for the lenders (Incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed on May 12, 2020)

10.2*	Letter Agreement, dated April 29, 2020, among Summer Infant, Inc. and Summer Infant (USA), Inc., as borrowers, the guarantors from time to time party thereto, the financial institutions from time to time party thereto as lenders, and Pathlight Capital LLC, as agent for the lenders (Incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed on May 12, 2020)

10.3+	Change in Control Plan (as amended through May 11, 2020)

10.4+	Letter Agreement, dated as of July 14, 2020, among Bank of America, N.A., as ABL Agent and ABL Lender, Summer Infant, Inc. and Summer Infant (USA), Inc., as borrowers, the guarantors from time to time party thereto, and Pathlight Capital LLC, as agent for the Term Loan Lender

10.5+	Amendment No. 6 to Second Amended and Restated Loan and Security Agreement, dated as of August 10, 2020, among Summer Infant, Inc. and Summer Infant (USA), Inc., as borrowers, the guarantors from time to time party thereto, the financial institutions from time to time party thereto as lenders, and Bank of America, N.A., as agent for the lenders

10.6+	Amendment No. 5 to Term Loan and Security Agreement, dated as of August 10, 2020, among Summer Infant, Inc. and Summer Infant (USA) Inc., as borrowers, the guarantors from time to time party thereto, the financial institutions from time to time party thereto as lenders, and Pathlight Capital LLC, as agent for the lenders

31.1+	Certification of Chief Executive Officer

31.2+	Certification of Chief Financial Officer

32.1+	Section 1350 Certification of Chief Executive Officer

32.2+	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Portions of this exhibit have been omitted for confidential treatment pursuant to Regulation S-K, Item 601(b)(10).
+	Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Summer Infant, Inc.

Date: August 11, 2020	By:	/s/ Stuart Noyes
Stuart Noyes
Interim Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2020	By:	/s/ Edmund Schwartz
Edmund Schwartz
Chief Financial Officer
(Principal Financial and Accounting Officer)