Form 10-Q
period 2020-09-26
Summer Infant, Inc.
filed 2020-11-10
CIK 1314772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 26, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 6, 2020, there were 2,131,507 shares outstanding of the registrant’s Common Stock, $0.0001 par value per share.

Summer Infant, Inc.

Form 10-Q

Table of Contents

		Page Number
Part I.	Financial Information	1

Item 1.	Condensed Consolidated Financial Statements (unaudited)	1

	Condensed Consolidated Balance Sheets as of September 26, 2020 (unaudited) and December 28, 2019	1

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 26, 2020 and September 28, 2019 (unaudited)	2

	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 26, 2020 and September 28, 2019 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 26, 2020 and September 28, 2019 (unaudited)	4

	Condensed Consolidated Statements of Stockholder’s Equity for the Nine Months Ended September 26, 2020 and September 28, 2019 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	22

Part II.	Other Information	23

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Mine Safety Disclosures	23

Item 5.	Other Information	23

Item 6.	Exhibits	23

Exhibit Index		24

Signatures		25

PART I.  FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements (unaudited)

Summer Infant, Inc.

Condensed Consolidated Balance Sheets

Note that all amounts presented in the table below are in thousands of U.S. dollars, except share and par value amounts.

	(Unaudited)
	September 26, 2020	December 28, 2019
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$871	$395
Trade receivables, net of allowance for doubtful accounts	30,757	32,787
Inventory, net	24,460	28,056
Prepaid and other current assets	2,814	2,946
TOTAL CURRENT ASSETS	58,902	64,184
Property and equipment, net	5,205	8,788
Other intangible assets, net	12,613	12,896
Right to use assets, noncurrent	4,225	4,578
Deferred tax assets, net	1,615	996
Other assets	99	101
TOTAL ASSETS	$82,659	$91,543

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$29,460	$25,396
Accrued expenses	7,858	7,289
Lease liabilities, current	2,877	2,495
Current portion of long term debt	656	875
TOTAL CURRENT LIABILITIES	40,851	36,055
Long-term debt, less current portion and unamortized debt issuance costs	32,130	45,359
Lease liabilities, noncurrent	1,629	2,546
Other liabilities	—	2,000
TOTAL LIABILITIES	74,610	85,960

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.0001 par value, 1,000,000 authorized, none issued or outstanding at September 26, 2020 and December 28, 2019, respectively	—	—
Common Stock $0.0001 par value, authorized, issued and outstanding of 49,000,000, 2,161,692 and 2,131,507 at September 26, 2020 and 49,000,000, 2,138,926, and 2,108,743 at December 28, 2019, respectively	2	2
Treasury Stock at cost (30,185 shares at September 26, 2020 and December 28, 2019)	(1,283)	(1,283)
Additional paid-in capital	77,861	77,715
Accumulated deficit	(66,801)	(69,088)
Accumulated other comprehensive loss	(1,730)	(1,763)
TOTAL STOCKHOLDERS’ EQUITY	8,049	5,583
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$82,659	$91,543

See notes to condensed consolidated financial statements

Summer Infant, Inc.

Condensed Consolidated Statements of Operations

Note that all amounts presented in the table below are in thousands of U.S. dollars, except share and per share amounts.

	(Unaudited)		(Unaudited)
	For the three months ended		For the nine months ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net sales	$40,704	$41,523	$119,256	$130,486
Cost of goods sold	27,168	28,928	79,178	89,599
Gross profit	13,536	12,595	40,078	40,887
General & administrative expenses	6,890	8,353	21,766	26,255
Selling expenses	2,802	3,597	9,984	10,981
Depreciation and amortization	783	919	2,563	2,808
Operating income (loss)	3,061	(274)	5,765	843
Interest expense	1,017	1,191	3,548	3,733
Income (loss) before (benefit) provision for income taxes	2,044	(1,465)	2,217	(2,890)
(Benefit) provision for income taxes	(166)	195	(70)	392
Net income (loss)	$2,210	$(1,660)	$2,287	$(3,282)
Net income (loss) per share:
BASIC	$1.04	$(0.79)	$1.08	$(1.56)
DILUTED	$1.03	$(0.79)	$1.08	$(1.56)
Weighted average shares outstanding:
BASIC	2,126,497	2,104,207	2,115,694	2,098,886
DILUTED	2,155,791	2,104,207	2,120,044	2,098,886

See notes to condensed consolidated financial statements.

Summer Infant, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

Note that all amounts presented in the table below are in thousands of U.S. dollars.

	(Unaudited) For the three months ended		(Unaudited) For the nine months ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net income (loss)	$2,210	$(1,660)	$2,287	$(3,282)
Other comprehensive income (loss):
Changes in foreign currency translation adjustments	40	(100)	33	113

Comprehensive income (loss)	$2,250	$(1,760)	$2,320	$(3,169)

See notes to condensed consolidated financial statements.

Summer Infant, Inc.

Condensed Consolidated Statements of Cash Flows

Note that all amounts presented in the table below are in thousands of U.S. dollars.

	(Unaudited)
	For the nine months ended
	September 26, 2020	September 28, 2019
Cash flows from operating activities:
Net income (loss)	$2,287	$(3,282)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,563	2,808
Stock-based compensation expense	135	224
Write off of unamortized deferred financing costs	266	—
(Recovery of) provision for allowance for doubtful accounts	(14)	21
Paid in kind interest expense	366	—
Amortization of right to use asset	1,810	1,569
Changes in assets and liabilities:
Decrease in trade receivables	1,988	1,666
Decrease in inventory	3,539	6,098
Decrease in lease liability	(1,992)	(1,053)
Increase (decrease) in prepaids and other assets	178	(351)
Increase (decrease) in accounts payable and accrued expenses	4,037	(6,558)
Net cash provided by operating activities	15,163	1,142
Cash flows from investing activities:
Acquisitions of property and equipment	(1,052)	(1,632)
Acquisitions of other intangible assets	(83)	(281)
Net cash used in investing activities	(1,135)	(1,913)
Cash flows from financing activities:
Issuance of common stock upon exercise of stock options	11	—
Proceeds from Paycheck Protection Program loan	1,956	—
Repayment of Term Loan Facility	—	(656)
Net (repayment) borrowings on revolving facilities	(15,623)	1,484
Net cash (used in) provided by financing activities	(13,656)	828
Effect of exchange rate changes on cash and cash equivalents	104	(119)
Net increase (decrease) in cash and cash equivalents	476	(62)
Cash and cash equivalents, beginning of period	395	721
Cash and cash equivalents, end of period	$871	$659

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,300	$2,878
Cash (refunded) paid for income taxes	$(204)	$5
Supplemental disclosure of non-cash investing and financing activities:
Derecognition of a building sale-leaseback fixed asset, net of depreciation	$2,357	$—
Derecognition of a building sale-leaseback financial obligation	$(2,390)	$—
Right-of-use asset acquired through new operating lease	$(1,457)	$—
Lease liability acquired through new operating lease	$1,457	$—

See notes to condensed consolidated financial statements.

Summer Infant, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

Note that all amounts presented in the table below are in thousands of U.S. dollars, except share and per share data.

	Common Stock		Additional Paid in	Treasury	Accumulated	Accumulated Comprehensive	Total
	Shares	Amount	Capital	Stock	Deficit	Loss	Equity
Balance at December 29, 2018	2,091,178	$2	$77,396	$(1,283)	$(63,885)	$(2,960)	$9,270
Issuance of common stock upon vesting of restricted shares	3,681
Stock-based compensation			48				48
Net loss for the period					(1,398)		(1,398)
Foreign currency translation adjustment						165	165
Balance at March 30, 2019	2,094,859	$2	$77,444	$(1,283)	$(65,283)	$(2,795)	$8,085
Issuance of common stock upon vesting of restricted shares	8,109
Stock-based compensation			104				104
Net loss for the period					(224)		(224)
Foreign currency translation adjustment						48	48
Balance at June 29, 2019	2,102,968	$2	$77,548	$(1,283)	$(65,507)	$(2,747)	$8,013
Issuance of common stock upon vesting of restricted shares	1,640
Stock-based compensation			72				72
Net loss for the period					(1,660)		(1,660)
Foreign currency translation adjustment						(100)	(100)
Balance at September 28, 2019	2,104,608	$2	77,620	(1,283)	(67,167)	(2,847)	6,325

	Common Stock		Additional Paid in	Treasury	Accumulated	Accumulated Comprehensive	Total
	Shares	Amount	Capital	Stock	Deficit	Loss	Equity
Balance at December 28, 2019	2,108,743	$2	$77,715	$(1,283)	$(69,088)	$(1,763)	$5,583
Issuance of common stock upon vesting of restricted shares	1,064
Stock-based compensation			(11)				(11)
Fractional share issuance upon reverse stock split	1,620
Net loss for the period					(1,210)		(1,210)
Foreign currency translation adjustment						(55)	(55)
Balance at March 28, 2020	2,111,427	$2	$77,704	$(1,283)	$(70,298)	$(1,818)	$4,307
Issuance of common stock upon vesting of restricted shares	2,676
Stock-based compensation			42				42
Net income for the period					1,287		1,287
Foreign currency translation adjustment						48	48
Balance at June 27, 2020	2,114,103	$2	$77,746	$(1,283)	$(69,011)	$(1,770)	$5,684
Issuance of common stock upon vesting of restricted shares	16,014
Issuance of common stock upon exercise of stock options	1,390		11				11
Stock-based compensation			104				104
Net income for the period					2,210		2,210
Foreign currency translation adjustment						40	40
Balance at September 26, 2020	2,131,507	$2	77,861	(1,283)	(66,801)	(1,730)	8,049

SUMMER INFANT, INC.  AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Reclassification

Previously reported amounts have been revised in the accompanying condensed consolidated statement of cash flows to properly state certain right to use assets and lease liabilities. These revisions had no impact on the Company’s net cash provided by operating activities.

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

Changes in the allowance for doubtful accounts are as follows:

	For the Nine months ended
	September 26, 2020	September 28, 2019
Allowance for doubtful accounts, beginning of period	$542	$304
(Reversals of) charges to costs and expenses, net	(14)	21
Account write-offs	(222)	—
Allowance for doubtful accounts, end of period	$306	$325

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

The Company utilized the discrete method of accounting for income taxes in the U.S. for the three and nine months ended September 26, 2020 and for the three and nine months ended September 28, 2019 as it believes the discrete method results in a more accurate representation of the income tax provision for the periods.

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

On March 27, 2020, the U.S. CARES Act was enacted, which provided a substantial tax-and-spending package intended to provide additional economic stimulus to address the impact of the COVID-19 pandemic. The U.S. CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property, and the creation of certain refundable employee retention credits. As a result of the U.S. CARES Act tax law changes and revised final regulations released on July 28, 2020, we recognized a $624 tax benefit for the nine months ended September 26, 2020 related to the increase in interest deduction occurring during the fiscal years ended December 28, 2019 and December 29, 2018 which was previously fully reserved for. The impact of the U.S. CARES Act in prospective periods may differ from our estimate as of September 26, 2020 due to changes in interpretations and assumptions, additional guidance that may be issued and actions the Company may take in response to the U.S. CARES Act. The U.S. CARES Act is highly detailed, and the Company will continue to assess the impact that various provisions will have on its business.

Net Loss/Income Per Share

Basic income or loss per share for the Company is computed by dividing net income or loss by the weighted-average number of shares of common stock outstanding during the period. Diluted income or loss per share includes the dilutive impact of outstanding stock options and unvested restricted shares.

Translation of Foreign Currencies

Assets and liabilities of the Company’s foreign subsidiaries whose functional currency is its local currency, are translated into U.S. dollars at the exchange rate in effect at the end of the quarter and the income and expense accounts of these affiliates have been translated at average rates prevailing during each respective quarter. Resulting translation adjustments are made to a separate component of stockholders’ equity within accumulated other comprehensive loss. Assets and liabilities of the Company’s foreign subsidiaries whose functional currency is the U.S. dollar are remeasured into U.S. dollars at their historical rates or the exchange rate in effect at the end of the quarter and the income and expense accounts of these affiliates have been remeasured at average rates prevailing during each respective quarter. Resulting remeasurement adjustments are made to the condensed consolidated statement of operations. Foreign exchange transaction gains and losses are included in the accompanying interim condensed consolidated statement of operations.

2020 Plan and COVID-19 Pandemic

In March 2020, the COVID-19 outbreak was declared a global pandemic and became widespread in the U.S. While our products are considered “essential” and our distribution center located in California continues to operate, some of our customers have been impacted and, to the extent they operated retail stores, have been required to close their stores and curtail operations. We began to see an impact on orders at the end of March and have continued to see lower demand from our mid-sized and smaller customers as governmental restrictions on businesses remain in place and with the resurgence of COVID-19. Due to the uncertainty with respect to when governmental restrictions may be lifted and the widespread nature of the pandemic, we cannot currently predict how it will impact our business in the long term.  The Company is not currently aware of any events or circumstances arising from the COVID-19 pandemic that would require us to update any estimates, judgments or materially revise the carrying value of our assets or liabilities. The Company’s estimates may change, however, as events evolve and additional information is obtained, and any such changes will be recognized in the condensed consolidated financial statements.

Beginning in the first quarter of 2020, the Company implemented various restructuring initiatives to streamline operations and support its liquidity needs, including headcount reductions, reductions in facility space, and other cost reductions, as well as working with its lenders to amend its credit facility and term loan agreement to undertake these restructuring initiatives and to provide availability.  In addition, the Company began taking actions to mitigate the impact of the expiration in August 2020 of tariff exclusions previously granted with respect to certain of its products, including seeking price increases from its customers and alternative manufacturing sources.  In light of the ongoing uncertainty surrounding the COVID-19 pandemic in the U.S. and other countries and unpredictable economic consequences in the coming months, the Company applied for and in August 2020, received a loan through the Paycheck Protection Program of the U.S. CARES Act in the amount of $1,956, which may be used to fund certain qualified expenses, including payroll costs, rent and utility costs. Further, as noted in Note 9, after the end of the third quarter the Company refinanced its existing debt. The Company believes that its existing plan will generate sufficient cash which, along with its existing cash and availability under its facilities, will enable it to fund operations through at least the next 12 months. To the extent the Company experiences unexpected impacts from the COVID-19 pandemic or is unable to meet its current financial forecast, the Company would take further action to reduce costs, mitigate risks to its supply chain and, if necessary, seek to raise additional funds through debt or equity financings, engage in strategic collaborations, and/or a strategic transaction.

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

The following is a table that presents net sales by geographical area:

	For the Three Months Ended	For the Three Months Ended
	September 26, 2020	September 28, 2019
United States	$35,729	$35,833
All Other	4,975	5,690
Net Sales	$40,704	$41,523

	For the nine months ended September 26, 2020	For the nine months ended September 28, 2019
United States	$107,307	$111,133
All Other	11,949	19,353
Net Sales	$119,256	$130,486

All Other consists of Canada, Europe, South America, Mexico, Asia, and the Middle East.

Contract Balances

The Company does not have any contract assets such as work-in-process or contract liabilities such as customer advances. All trade receivables on the Company’s condensed consolidated balance sheet are from contracts with customers.

Contract Costs

Costs incurred to obtain a contract are capitalized unless short term in nature. As a practical expedient, costs to obtain a contract that are short term in nature are expensed as incurred. All contract costs incurred in the three and nine months ended September 26, 2020 and three and nine months ended September 28, 2019 fall under the provisions of the practical expedient and have therefore been expensed.

3.       DEBT

Credit Facilities

On October 15, 2020, the Company and its subsidiary, Summer Infant (USA), Inc., as borrowers, entered into a Third Amended and Restated Loan and Security Agreement (the “Third Restated BofA Agreement”) with Bank of America, N.A. (“BofA”) that replaced its existing agreement with BofA and funded in part the prepayment of the Company’s outstanding term loan with Pathlight Capital LLC, increased revolver and lowered its interest rates. Information about the Third Restated BofA Agreement is included below in Note 9. The following description of debt reflects the Company’s agreements that were effective as of September 26, 2020.

Bank of America Credit Facility. On June 28, 2018, the Company and Summer Infant (USA), Inc., as borrowers, entered into a Second Amended and Restated Loan and Security Agreement with Bank of America, N.A., as agent, the financial institutions party to the agreement from time to time as lenders, and certain subsidiaries of the Company as guarantors, as amended through August 2020 (as amended, the “Restated BofA Agreement”). The Restated BofA Agreement replaced the Company’s prior credit facility with Bank of America, and provided for an asset-based revolving credit facility with a letter of credit sub-line facility. As of September 26, 2020, total revolver commitments under the credit facility were $48,000. The total borrowing capacity as of September 26, 2020 was based on a borrowing base, defined as 85% of eligible receivables plus the lesser of (i) 70% of the value of eligible inventory or (ii) 85% of the net orderly liquidation value of eligible inventory, less applicable reserves. The scheduled maturity date of loans under the Restated BofA Agreement was June 28, 2023 (subject to customary early termination provisions). As a result of the amendments made to the Restated BofA Agreement in the first nine months of 2020, (i) the definition of Financial Covenant Trigger Amount was modified, (ii) the lenders' aggregate revolver commitments were reduced to $48,000, (iii) the definition of EBITDA was amended to exclude certain fees and expenses, (iv) the Company was required to meet certain minimum net sales amounts for each period of three consecutive fiscal months through the three-month period ending December 31, 2020, (v) the Company was required to meet a certain minimum EBITDA (as defined in the Restated BofA Agreement) as of the end of each fiscal month, calculated on a trailing 12-month basis, (vi) the applicable margin and applicable unused line fee rate were increased, (vii) a LIBOR floor of 0.75% was added, (viii) certain reporting requirements were modified, (ix) the maximum percentage of accounts owing from the Amazon Companies that could be included as eligible accounts was temporarily increased and (x) certain provisions were modified to accommodate the PPP Loan described below.

All obligations under the Restated BofA Agreement were secured by substantially all the assets of the Company, including a first priority lien on accounts receivable and inventory and a junior lien on certain assets subject to the Term Loan lender’s first priority lien described below. Summer Infant Canada Limited and Summer Infant Europe Limited, subsidiaries of the Company, were guarantors under the Restated BofA Agreement. Proceeds from the loans were used to satisfy existing debt, pay fees and transaction expenses associated with the closing of the Restated BofA Agreement and could be used to pay obligations under the Restated BofA Agreement, and for lawful corporate purposes, including working capital.

Loans under the Restated BofA Agreement bore interest, at the Company’s option, at a base rate or at LIBOR, plus applicable margins based on average quarterly availability under the Restated BofA Agreement. Interest payments were due monthly, payable in arrears. The Company was also required to pay an annual non-use fee on unused amounts, as well as other customary fees as are set forth in the Restated BofA Agreement. The Restated BofA Agreement contained customary affirmative and negative covenants. Among other restrictions, the Company was restricted in its ability to incur additional debt, make acquisitions or investments, dispose of assets, or make distributions unless in each case certain conditions were satisfied. The Company was also required to meet certain financial covenants through the end of fiscal 2020, specifically (a) a minimum net sales amount for each period of three consecutive fiscal months, measured at the end of each month, and (b) a trailing, 12-month minimum adjusted EBITDA amount (as defined in the Restated BofA Agreement), measured at the end of each fiscal month. In addition, if availability fell below agreed minimum amounts, a springing covenant would have been in effect requiring the Company to maintain a fixed charge coverage ratio at the end of each fiscal month of at least 1.0 to 1.0 for the twelve-month period then ended.

The Restated BofA Agreement also contained customary events of default, including a cross default with the Term Loan Agreement described below or the occurrence of a change of control. In the event of a default, the lenders could declare all of the obligations of the Company and its subsidiaries under the Restated BofA Agreement immediately due and payable. For events of default relating to insolvency and receivership, all outstanding obligations automatically would have become due and payable without any action on the part of the lenders.

As of September 26, 2020, under the Restated BofA Agreement, the rate on base-rate loans was 5.75% and the rate on LIBOR-rate loans was 4.25%. The amount outstanding on the Restated BofA Agreement at September 26, 2020, was $16,255 and borrowing availability was $15,924.

The amendments executed in the nine months ended September 26, 2020 were evaluated to determine the proper accounting treatment for the transactions. Accordingly, debt extinguishment accounting was used to account for the reduction in the total revolver commitments under the credit facility, resulting in the write off of $266 in remaining unamortized deferred financing costs during the three months ended March 28, 2020.

Term Loan Agreement. On June 28, 2018, the Company and Summer Infant (USA), Inc., as borrowers, entered into a Term Loan and Security Agreement with Pathlight Capital LLC, as agent, each lender from time to time a party thereto, and certain subsidiaries of the Company as guarantors, as amended through August 2020 (as amended, the “Term Loan Agreement”) that provided for a $17,500 term loan (the “Term Loan”). Proceeds from the Term Loan were used to satisfy existing debt, pay fees and transaction expenses associated with the closing of the Term Loan and could be used to pay obligations under the Term Loan Agreement, and for lawful corporate purposes, including working capital. The Term Loan was secured by a lien on certain assets of the Company, including a first priority lien on intellectual property, machinery and equipment, and a pledge of (i) 100% of the ownership interests of domestic subsidiaries and (ii) 65% of the ownership interests in certain foreign subsidiaries of the Company, and a junior lien on certain assets subject to the liens under the Restated BofA Agreement described above. The Term Loan had a maturity date of June 28, 2023. Summer Infant Canada Limited and Summer Infant Europe Limited, subsidiaries of the Company, were guarantors under the Term Loan Agreement. As a result of the amendments made to the Term Loan Agreement in the first nine months of 2020, (i) the definition of IP Advance Rate Reduction was modified, (ii) the definition of Term Loan Borrowing Base was modified to deduct a specified equipment reserve amount from the calculation of the borrowing base, (iii) the definitions of Financial Covenant Trigger Amount and EBITDA were amended consistent with the Restated BofA Agreement, (iv) consistent with the Restated BofA Agreement, the Company was required to meet certain minimum net sales amounts for each period of three consecutive fiscal months through the three-month period ending December 31, 2020 and certain minimum EBITDA as of the end of each fiscal month, calculated on a trailing 12-month period, (v) principal payments on the term loan were suspended for 2020 and such payments were to resume in March 2021, (vi) a LIBOR floor of 0.75% was added, (vii) certain reporting requirements were modified, and (viii) certain provisions were modified to accommodate the PPP Loan described below. In addition, as described below, beginning March 10, 2020, the Term Loan began to bear additional interest, to be paid in kind ("PIK interest") at an annual rate of 4.0%.

The principal of the Term Loan was to be repaid, on a quarterly basis, in installments of $219, with the first installment having been paid on December 1, 2018, until paid in full on termination. In connection with the March 2020 amendment, principal payments on the Term Loan were suspended for 2020 and were to resume in March 2021. The Term Loan bore interest at an annual rate equal to LIBOR, plus 9.0%. Cash interest payments were due monthly, in arrears. In addition, the Term Loan began to accrue PIK (payment in kind) interest at an annual rate of 4.0% in March 2020, which interest would become payable upon the earlier to occur of (i) the repayment of the Term Loan in full, (ii) a sale or merger of the Company, (iii) the occurrence of default or event of default under the Term Loan Agreement, or (iv) the Company achieving adjusted EBITDA of $12 million (calculated on a trailing, 12-month basis). If, and only if, the PIK interest became due and payable as a result of the Company achieving the adjusted EBITDA event noted in clause (iv), then the Company was required to pay all PIK interest then due and thereafter, PIK interest would continue to accrue and be paid on each subsequent anniversary of such event. Obligations under the Term Loan Agreement were also subject to a prepayment penalty if the Term Loan was repaid prior to the third anniversary of the closing of the Term Loan.

The Term Loan Agreement contained customary affirmative and negative covenants that were substantially the same as the Restated BofA Agreement. Consistent with the Restated BofA Agreement, the Company was also required to meet certain financial covenants through the end of fiscal 2020, specifically (a) a minimum net sales amount for each period of three consecutive fiscal months, measured at the end of each month, and (b) a trailing, 12-month minimum adjusted EBITDA amount (as defined in the Restated BofA Agreement), measured at the end of each fiscal month. In addition, consistent with the Restated BofA Agreement, if availability fell below a specified amount as described above, then the Company was required to maintain a fixed charge coverage ratio at the end of each fiscal month of at least 1.0 to 1.0 for the twelve-month period then ended. The Term Loan Agreement also contained events of default, including a cross default with the Restated BofA Agreement or the occurrence of a change of control. In the event of a default, the lenders could declare all of the obligations of the Company and its subsidiaries under the Term Loan Agreement immediately due and payable. For events of default relating to insolvency and receivership, all outstanding obligations automatically become due and payable without any action on the part of the lenders.

As of September 26, 2020, the interest rate on the Term Loan was 9.75% of cash interest and 4.0% of PIK interest. The amount outstanding on the Term Loan at September 26, 2020 was $16,406 and $366 of accrued PIK interest.

Aggregate maturities of bank debt related to the Restated BofA Agreement and the Term Loan Agreement including PIK interest as of September 26, 2020 was as follows:

Fiscal Year ending:
2020	—
2021	875
2022	875
2023 and thereafter	$31,277
Total	$33,027

Unamortized debt issuance costs were $2,197 at September 26, 2020 and $2,398 at December 28, 2019, and are presented as a direct deduction of long-term debt on the condensed consolidated balance sheets.

PPP Loan.

On August 3, 2020, the Company received loan proceeds of $1,956 (the “PPP Loan”) pursuant to the Paycheck Protection Program (“PPP”) administered by the U.S. Small Business Administration under the U.S. CARES Act. The PPP Loan, which was in the form of a promissory note (the “PPP Note”), between the Company and BofA, as the lender, matures on July 27, 2025 and bears interest at a fixed rate of 1% per annum, payable monthly commencing six months from the date of the PPP Loan. The Company may voluntarily prepay the borrowings in full with no associated penalty or premium. Under the terms of the PPP, the principal and interest may be forgiven if the PPP Loan proceeds are used for qualifying expenses, including payroll costs, rent and utility costs. The PPP Note contains customary representations, warranties, and covenants for this type of transaction, including customary events of default relating to, among other things, payment defaults and breaches of representations and warranties or other provisions of the PPP Note. The occurrence of an event of default may result in, among other things, the Company becoming obligated to repay all amounts outstanding under the PPP Note.

4.        PROPERTY AND EQUIPMENT

Property and equipment, at cost, consisted of the following:

			Depreciation/
	September 26, 2020	December 28, 2019	Amortization Period
Computer-related	4,532	$4,511	5 years
Tools, dies, prototypes, and molds	27,662	27,457	1 - 5 years
Building	—	4,156	30 years
Other	7,650	7,474	1 - 15 years
	39,844	43,598
Less: accumulated depreciation	34,639	34,810
Property and equipment, net	$5,205	$8,788

Property and equipment included amounts acquired under capital leases of approximately $589 and $589 at September 26, 2020 and December 28, 2019, respectively, with related accumulated depreciation of approximately $189 and $115, respectively. Total depreciation expense was $2,197 and $2,254 for the nine months ended September 26, 2020 and September 28, 2019, respectively.

See Note 6 on the derecognition of the building asset in May 2020.

5.	INTANGIBLE ASSETS

Intangible assets consisted of the following:

	September 26, 2020	December 28, 2019
Brand names	$11,819	$11,819
Patents and licenses	4,184	4,101
Customer relationships	6,946	6,946
Other intangibles	1,882	1,882
	24,831	24,748
Less: Accumulated amortization	(12,218)	(11,852)
Intangible assets, net	$12,613	$12,896

The amortization period for the majority of the intangible assets ranges from 5 to 20 years for those assets that have an estimated life; certain of the assets have indefinite lives (brand names). Amortization expense for the nine months ended September 26, 2020 and September 28, 2019 was $366 and $554, respectively. Total of intangibles not subject to amortization amounted to $8,400 as of September 26, 2020 and September 28, 2019.

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

In April 2020, the Company entered into a twelve-month sublease agreement for a portion of the distribution warehouse located in Riverside, California. Fixed sublease payments received are recognized on a straight-line basis over the sublease term in general and administrative expenses.

The Company identified and assessed the following significant assumptions in recognizing the right-of-use asset and corresponding liabilities:

●	Expected lease term — The expected lease term includes both contractual lease periods and, when applicable, cancelable option periods when it is reasonably certain that the Company would exercise such options. These leases have remaining lease terms between 1.00 and 4.75 years. The Woonsocket lease has two 5-year extension options and the Canada lease has one 5-year extension option that have not been included in the lease term.

●	Incremental borrowing rate — The Company’s lease agreements do not provide an implicit rate. As the Company does not have any external borrowings for comparable terms of its leases, the Company estimated the incremental borrowing rate based on secured borrowings available to the Company for the next 5 years. This is the rate the Company would have to pay if borrowing on a collateralized basis over a similar term in an amount equal to the lease payments in a similar economic environment.

●	Lease and non-lease components — In certain cases the Company is required to pay for certain additional charges for operating costs, including insurance, maintenance, taxes, and other costs incurred, which are billed based on both usage and as a percentage of the Company’s share of total square footage. The Company determined that these costs are non-lease components and they are not included in the calculation of the lease liabilities because they are variable. Payments for these variable, non-lease components are considered variable lease costs and are recognized in the period in which the costs are incurred.

The components of the Company’s lease expense for the nine months ended September 26, 2020 and September 28, 2019 were as follows:

	Nine Months Ended	Nine Months Ended
	September 26, 2020	September 28, 2019
Operating lease cost	$1,999	$1,867
Variable lease cost	$785	$890
Less: sublease income	(500)	—
Total lease expense	$2,284	$2,757

Weighted-average remaining lease term	1.0 year
Weighted-average discount rate:	5.00%

Cash paid for amounts included in the measurement of the Company’s lease liabilities were $2,145 and $1,946 for the nine months ended September 26, 2020 and September 28, 2019 respectively.

As of September 26, 2020, the present value of maturities of the Company’s operating lease liabilities were as follows:

Fiscal Year Ending:
2020	757
2021	2,448
2022	618
2023	465
2024	325
Thereafter	164
Less imputed interest	(271)
Total	$4,506

The future fixed sublease receipts under non-cancelable operating lease agreements as of September 26, 2020 are as follows:

Fiscal Year Ending:
2020	250
2021	250
Thereafter	—
Total	$500

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

Under the 2012 Plan, awards may be granted to participants in the form of non-qualified stock options, incentive stock options, restricted stock, deferred stock, restricted stock units and other stock-based awards. Subject to the provisions of the plans, awards may be granted to employees, officers, directors, advisors and consultants who are deemed to have rendered or are able to render significant services to the Company or its subsidiaries and who are deemed to have contributed or to have the potential to contribute to the Company’s success. The Company accounts for options under the fair value recognition standard. Share-based compensation expense for the nine months ended September 26, 2020 and September 28, 2019 was $136 and $224, respectively. Share based compensation expense is included in general and administrative expenses.

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

As of September 26, 2020, there were 65,170 stock options outstanding and 17,680 unvested restricted shares outstanding.

During the nine months ended September 26, 2020, the Company granted 21,433 stock options and 25,202 shares of restricted stock, respectively. The following table summarizes the weighted average assumptions used for stock options granted during the nine months ended September 26, 2020 and September 28, 2019.

	For the Nine Months Ended September 26, 2020	For the Nine Months Ended September 28, 2019
Expected life (in years)	4.7	5.0
Risk-free interest rate	0.3%	2.3%
Volatility	98.9%	64.2%
Dividend yield	0%	0%
Forfeiture rate	26.5%	24.2%

As of September 26, 2020, there were 58,851 shares available to grant under the 2012 Plan.

8.	WEIGHTED AVERAGE COMMON SHARES

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

A reconciliation of basic and diluted net income (loss) attributable to common stockholders is as follows:

Calculation of Basic and Diluted EPS	For the Three Months Ended September 26, 2020	For the Three Months Ended September 28, 2019
Weighted-average common shares outstanding - basic	2,126,497	2,104,207
Dilutive effect of restricted shares	8,672	—
Dilutive effect of stock options	20,622	—
Weighted-average common shares outstanding – diluted	2,155,791	2,104,207
Earnings (loss) per share - basic	$1.04	$(0.79)
Earnings (loss) per share - diluted	$1.03	$(0.79)

Calculation of Basic and Diluted EPS	For the Nine Months Ended September 26, 2020	For the Nine Months Ended September 28, 2019
Weighted-average common shares outstanding - basic	2,115,694	2,098,886
Dilutive effect of restricted shares	1,956	—
Dilutive effect of stock options	2,394	—
Weighted-average common shares outstanding – diluted	2,120,044	2,098,886
Earnings (loss) per share - basic	$1.08	$(1.56)
Earnings (loss) per share - diluted	$1.08	$(1.56)

The computation of diluted common shares for the three and nine months ended September 26, 2020 excluded 44,548 and 62,776 of stock options outstanding, respectively and excluded 9,008 and 15,724 shares of restricted stock outstanding, respectively. The computation of diluted common shares for the three and nine months ended September 28, 2019 excluded 112,292 stock options and 31,142 shares of restricted stock outstanding.

9.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing date of this Quarterly Report on Form 10-Q and determined that no subsequent events occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes thereto except as follows.

On October 15, 2020, the Company and its subsidiary, Summer Infant (USA), Inc., as borrowers, entered into a Third Amended and Restated Loan and Security Agreement (the “Third Restated BofA Agreement”) with Bank of America, N.A., as agent, the financial institutions party to the agreement from time to time as lenders, and certain subsidiaries of the Company as guarantors. The Third Restated BofA Agreement provides for (i) a $40 million asset-based revolving credit facility, with a $5 million letter of credit sub-line facility, (ii) a $7.5 million term loan and (iii) a $2.5 million FILO (first-in, last-out) loan as described below. Proceeds from the Third Restated BofA Agreement were used to repay the Company’s outstanding term loan with Pathlight Capital, other related obligations, and to pay fees and transaction expenses associated with the closing of the Third Restated BofA Agreement, and may be used for paying obligations under the Third Restated BofA Agreement and for lawful corporate purposes, including working capital.

•	Revolving Credit Facility - Total borrowing capacity under the revolving credit facility is based on a borrowing base, which is generally defined as 85% of eligible receivables plus the lesser of (i) 70% of the value of eligible inventory (subject to certain limitations) or (ii) 85% of the net orderly liquidation value (NOLV) of eligible inventory, less applicable reserves. The scheduled maturity date of loans under the revolving credit facility is October 15, 2025 (subject to customary early termination provisions). Loans under the revolving credit facility bear interest, at the Company’s option, at a base rate or at LIBOR, plus applicable margins based on average quarterly availability. Interest payments are due monthly, payable in arrears. The Company is also required to pay an annual non-use fee on unused amounts under the revolving credit facility, as well as other customary fees as are set forth in the Third Restated BofA Agreement. As of October 15, 2020, the applicable margin for base rate loans under the revolving credit facility was 1.25% and for LIBOR rate loans was 2.25%.

•	Term Loan -The principal of the term loan will be repaid, on a quarterly basis, in installments of $375, with the first installment to be paid on January 1, 2021, until paid in full on termination and subject to mandatory repayment in certain circumstances. The scheduled maturity date of the term loan is October 15, 2025 or, if earlier, the date the revolving credit facility is terminated. The term loan bears interest, at the Company’s option, at a base rate or at LIBOR, plus applicable margins, and interest payments are due monthly, in arrears. As of October 15, 2020, the applicable margin for term loans at base rate was 2.50% and for term loans at LIBOR rate was 3.50%.

•	FILO Loan - The total borrowing capacity under the FILO loan is the lesser of (i) the then applicable aggregate FILO commitment amount and (ii) a borrowing base, generally defined as a specific percentage of the value of eligible accounts, plus a specified percentage of the value of eligible inventory. The aggregate FILO commitment amount as of October 15, 2020 was $2.5 million, and such amount will be proportionately reduced on the first calendar day of each quarter beginning January 1, 2021 until the FILO loan is terminated at maturity on October 15, 2024. There can be no voluntary repayment on the FILO loan as long as there are loans outstanding under the revolving credit facility, unless (i) there is an overadvance under the FILO loan, or (ii) such prepayment is accompanied by a permanent dollar for dollar reduction in the aggregate FILO commitment amount such that, after giving effect to such prepayment and reduction, the outstanding principal amount of the FILO loan is equal to but does not exceed the lesser of (A) the aggregate FILO commitment amount and (B) the FILO borrowing base. The FILO loan bears interest, at the Company’s option, at a base rate or at LIBOR, plus applicable margins, and interest payments are due monthly, in arrears. As of October 15, 2020, the applicable margin for the FILO loan at base rate was 2.25% and for the FILO loan at LIBOR rate was 3.25%.

All obligations under the Third Restated BofA Agreement are secured by substantially all the assets of the Company. Summer Infant Canada Limited and Summer Infant Europe Limited, subsidiaries of the Company, are guarantors under the Third Restated BofA Agreement. The Third Restated BofA Agreement contains customary affirmative and negative covenants. Among other restrictions, the Company is restricted in its ability to incur additional debt, make acquisitions or investments, dispose of assets, or make distributions unless in each case certain conditions are satisfied. Until the term loan and FILO loan have been repaid in full, the Company must maintain a fixed charge coverage ratio at the end of each fiscal month of at least 1.00 to 1.00 for the twelve-month period then ended. After the term loan and FILO loan have been repaid in full, the Company will be required to maintain the fixed charge coverage ratio if availability falls below $5.0 million.

The Third Restated BofA Agreement also contains customary events of default, including if the Company fails to comply with any required financial covenants, if there is an event of default under the PPP Loan and the occurrence of a change of control. In the event of a default, all of the obligations of the Company and its subsidiaries under the Third Restated BofA Agreement may be declared immediately due and payable. For certain events of default relating to insolvency and receivership, all outstanding obligations become due and payable.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking information and statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All forward-looking statements included in this document are based on information available to us on the date hereof. It is important to note that our actual results could differ materially from those projected in such forward-looking statements contained in this Quarterly Report on Form 10-Q. These forward-looking statements include statements concerning our expectations regarding the impact of the COVID-19 resurgence, softening consumer demand and supply chain challenges on our financial condition and results of operations in the fourth quarter and long term; anticipated savings from our ongoing restructuring efforts; expected savings on interest cost as a result of our restated loan agreement with Bank of America; the impact of existing tariffs on the cost of certain of our imported products and the expected effect of our mitigation efforts; and our expected cash flow and liquidity for the next 12 months. These statements are based on current expectations that involve numerous risks and uncertainties.  These risks and uncertainties include the impact of the COVID-19 outbreak on our business operations, and the U.S. and global economies; changes in international trade policy and the imposition of tariffs or other fees by the United States or other countries on our products; the concentration of our business with retail customers; potential liquidity problems or bankruptcy of our customers and their ability to pay us in a timely manner; our ability to comply with financial and other covenants in our debt agreement; whether we will be able to obtain forgiveness for all or part of our PPP loan; our ability to introduce new products or improve existing products that satisfy consumer preferences; our ability to develop new or improved products in a timely and cost-efficient manner; our ability to compete with larger and more financially stable companies in our markets; our dependence on key personnel; our reliance on foreign suppliers and potential disruption in foreign markets in which we operate; potential increases in the cost of raw materials used to manufacture our products; compliance with safety and testing regulations for our products; potential product liability claims arising from use of our products; unanticipated tax liabilities; a potential impairment of other intangible assets; and other risks as detailed in our Annual Report on Form 10-K for the year ended December 28, 2019, as amended, our Quarterly Reports on Form 10-Q for the quarters ended March 28, 2020 and June 27, 2020, and subsequent filings with the Securities and Exchange Commission. All these matters are difficult or impossible to predict accurately, many of which may be beyond our control. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate.

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

Overview

We are an infant and juvenile products company originally founded in 1985 and have publicly traded on the Nasdaq Stock Market since 2007 under the symbol “SUMR.” We are a recognized authority in the infant and juvenile industry, providing parents and caregivers a full range of innovative, high-quality, and high-value products to care for babies and toddlers. We seek to improve the quality of life of parents, caregivers, and babies through our product offerings.

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

In the third quarter of 2020, sales declined 2.0% as compared to the prior year period, principally as a result of the restructuring of our international business in the second quarter, transitioning more of our business to direct import, the negative effect of the COVID-19 pandemic on our supply chain, and reduced demand from mid-tier brick-and-mortar stores. Gross profit increased on lower sales, and gross margin improved due primarily to a favorable mix of higher product margin categories and lower closeout sales as compared to last year’s quarter. General and administrative expenses declined 17.5% as compared to the prior period as the Company benefited from the restructuring actions taken in the first and second quarters of 2020. Net income per diluted share for the quarter was $1.03 as compared to a net loss per diluted share of $0.79 in the comparable prior period. Net income for the quarter reflected a tax benefit that resulted from a modification of interest expense deductibility under the U.S. CARES Act.

In early 2020 and prior to the COVID-19 outbreak in the U.S., we announced restructuring initiatives to further streamline operations and improve our financial outlook. We anticipated that these actions would result in annualized cost savings of approximately $7,500. As of the end of September 2020, we had taken most of these actions, including headcount reductions, reductions in facility space, and other cost reductions, and believe we are on track to realize the expected $7,500 in annualized cost savings.

As discussed below, in the third quarter we applied for and received a loan under the Paycheck Protection Program (“PPP”) under the U.S. CARES Act, and, additionally, following the end of the third quarter, we successfully refinanced our existing debt which we expect to lower our interest cost by approximately $2.0 million annually based on current borrowing levels and to provide for our working capital needs as we navigate the uncertainty of COVID-19.

Outlook. The COVID-19 pandemic continued to impact our business in the third quarter, as we experienced challenges in our shipping and distribution channels throughout our global supply chain and continued to see lower demand from our mid-sized and smaller customers, and softening consumer demand.

Because our products are considered “essential,” we have continued to ship products throughout the pandemic and have been able to maintain operations at our main distribution center. As discussed in prior filings, early in the pandemic we experienced some delays in manufacturing and shipment of our products to the U.S., as the majority of our products are sourced from China with the rest sourced in North America. We continue to see disruption in our shipping and distribution channels throughout our global supply chain including congestion in ports and distribution centers, container shortages and lack of truck drivers. The potential exists that we might not be able to meet demand due to these challenges and for certain products that are manufactured by suppliers in China or elsewhere that may be subject to closure due to the resurgence of COVID-19 outbreaks.

In March 2020, we began to see customers that have retail stores reduce orders as they experienced or anticipated closures of those stores. While we did see an uptick in sales to those customers with significant e-commerce capabilities, it did not offset the reduced orders from our mid-size and smaller customers who remained closed in the early part of the third quarter. We believe that customers with e-commerce capabilities will continue to have increased demand, but the current softening in consumer demand could temper any corresponding increase in orders from customers. However, given the unpredictability of the COVID-19 pandemic, it is possible that some stores will remain closed due to the resurgence of COVID-19 outbreaks or that these customers will close or reduce the number of stores that they operate in response to the COVID-19 pandemic. .

We continue to assess the impact of the COVID-19 pandemic on its supply chain, consumer demand and overall business operations through the remainder of 2020 and into 2021, and due to these issues currently expect revenue and earnings in the fourth quarter of 2020 will be reduced compared to the third quarter. Additionally, we believe the recent COVID-19 resurgence in the United States and in other countries has added greater uncertainty and unpredictable economic consequences in the coming months, and therefore we cannot currently predict how it will impact our business in the long term.

Summary of Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 26, 2020 from our critical accounting policies and estimates disclosed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 Form 10-K.

Results of Operations

	For the three months ended (Unaudited)		For the nine months ended (Unaudited)
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net sales	$40,704	$41,523	$119,256	$130,486
Cost of goods sold	27,168	28,928	79,178	89,599
Gross profit	13,536	12,595	40,078	40,887
General & administrative expenses	6,890	8,353	21,766	26,255
Selling expenses	2,802	3,597	9,984	10,981
Depreciation and amortization	783	919	2,563	2,808
Operating income (loss)	3,061	(274)	5,765	843
Interest expense, net	1,017	1,191	3,548	3,733
Income (loss) before provision for income taxes	2,044	(1,465)	2,217	(2,890)
(Benefit) provision for income taxes	(166)	195	(70)	392
Net income (loss)	$2,210	$(1,660)	$2,287	$(3,282)

Three Months ended September 26, 2020 compared with Three Months ended September 28, 2019

Net sales decreased 2.0% from $41,523 for the three months ended September 28, 2019 to $40,704 for the three months ended September 26, 2020 primarily as a result of the strategic restructuring of our international business that resulted in a decline of international sales, transitioning more of our business to direct import, and the negative effect of the COVID-19 pandemic on our supply chain and on demand from mid-tier brick-and-mortar stores just starting to reopen. Sales to our top customers, especially through their ecommerce channels, remained strong, and we increased sales in our gates, potty, bath, entertainers, and playard categories.

Cost of goods sold includes cost of the finished product from suppliers, tariffs/duties on certain imported items, freight-in from suppliers, and miscellaneous charges. The components of cost of goods sold remained substantially the same for the quarter ended September 26, 2020 as compared to the quarter ended September 28, 2019.

Gross profit increased 7.5% from $12,595 for the three months ended September 28, 2019 to $13,536 for the three months ended September 26, 2020. Gross profit as a percent of net sales increased from 30.3% for the three months ended September 28, 2019 to 33.3% for the three months ended September 26, 2020. Gross profit and gross profit as a percent of net sales increased due to improved margins on gates, bath, specialty blankets, strollers, and entertainers due to lower tariffs and fewer closeout sales at low margins in the three months ended September 26, 2020 compared to the three months ended September 28, 2019. Tariff exclusions received since December 2019 expired in August 2020, however, we have been taking actions that we expect to mitigate the resumption of these tariffs with customer price increases, supplier concessions, and cost reductions.

General and administrative expenses decreased 17.5% from $8,353 for the three months ended September 28, 2019 to $6,890 for the three months ended September 26, 2020. General and administrative expenses decreased from 20.1% of net sales for `the three months ended September 28, 2019 to 16.9% of net sales for the three months ended September 26, 2020. The decline in dollars and as a percent of sales was primarily due to the Company’s restructuring activities initiated in the first quarter of 2020 that included a reduction in work force and other cost reductions.

Selling expenses decreased 22.1% from $3,597 for the three months ended September 28, 2019 to $2,802 for the three months ended September 26, 2020. Selling expenses decreased as a percent of net sales from 8.7% for the three months ended September 28, 2019 to 6.9% for the three months ended September 26, 2020. The decrease in selling expense dollars and as a percent of net sales were primarily attributable to decreased freight out and consumer advertising costs for the three months ended September 26, 2020 as compared to the three months ended September 28, 2019.

Depreciation and amortization decreased 14.8% from $919 for the three months ended September 28, 2019 to $783 for the three months ended September 26, 2020. The decrease in depreciation and amortization was attributable to lower capital investment over the past year.

Interest expense decreased 14.6% from $1,191 for the three months ended September 28, 2019 to $1,017 for the three months ended September 26, 2020. Interest expense decreased due to lower debt levels.

For the three months ended September 28, 2019, we recorded a $195 provision for income taxes on $1,465 of pretax loss included a $311 discrete valuation allowance charge for nondeductible interest expense. For the three months ended September 26, 2020, we recorded a $166 benefit for income taxes on $2,044 of pretax income. The benefit for income tax for the three months ended September 26, 2020 included a $362 discrete reduction in valuation allowance charge for nondeductible interest expense attributable to revised final regulations released in July 2020 as part of the U.S. CARES Act.

Nine Months ended September 26, 2020 compared with Nine Months ended September 28, 2019

Net sales decreased 8.6% from $130,486 for the nine months ended September 28, 2019 to $119,256 for the nine months ended September 26, 2020 primarily as a result of the strategic restructuring of our international business that resulted in a decline of international sales, transitioning more of our business to direct import, and the negative effect of the COVID-19 pandemic on our supply chain and on demand from our customers and consumers with many mid-tier brick-and-mortar stores being closed earlier in the year. Sales to our top customers, especially through their ecommerce channels, remained strong and we increased sales in our potty and playard categories.

Cost of goods sold includes cost of the finished product from suppliers, tariffs/duties on certain imported items, freight-in from suppliers, and miscellaneous charges. The components of cost of goods sold remained substantially the same for the nine months ended September 26, 2020 as compared to the nine months ended September 28, 2019.

Gross profit decreased 2.0% from $40,887 for the nine months ended September 28, 2019 to $40,078 for the nine months ended September 26, 2020. Gross profit as a percent of net sales increased from 31.3% for the nine months ended September 28, 2019 to 33.6% for the nine months ended September 26, 2020. Gross profit dollars decreased primarily due to lower sales. Gross profit as a percent of net sales improved primarily due to tariff exclusions on certain gate, bath, and bedrail products that became effective between December 2019 and May 2020 and were retroactive to September 2018 resulting in $2,370 of the tariff refunds as a benefit to cost of sales in the nine months ending September 26, 2020. Tariff exclusions received since December 2019 expired in August 2020, however, we have been taking actions that we expect to mitigate the resumption of these tariffs with customer price increases, supplier concessions, and cost reductions.

General and administrative expenses decreased 17.1% from $26,255 for the nine months ended September 28, 2019 to $21,766 for the nine months ended September 26, 2020. General and administrative expenses decreased from 20.1% of net sales for the nine months ended September 28, 2019 to 18.3% of net sales for the nine months ended September 26, 2020. The decline in dollars and as a percent of sales was primarily due to the Company’s restructuring initiated in the first quarter of 2020 that included a reduction in work force and other cost reductions partially offset by severance and other restructuring costs.

Selling expenses decreased 9.1% from $10,981 for the nine months ended September 28, 2019 to $9,984 for the nine months ended September 26, 2020. Selling expenses as a percent of net sales was 8.4% for the nine months ended September 28, 2019 and for the nine months ended September 26, 2020. The decrease in selling expense dollars is primarily attributable to lower selling costs such as cooperative advertising and freight on lower sales.

Depreciation and amortization decreased 8.7% from $2,808 for the nine months ended September 28, 2019 to $2,563 for the nine months ended September 26, 2020. The decrease in depreciation was attributable to the decline in capital investment primarily over the past year.

Interest expense decreased 5.0% from $3,733 for the nine months ended September 28, 2019 to $3,548 for the nine months ended September 26, 2020. The decrease in interest expense was primarily attributable to lower debt levels partly offset by the write off of $266 of previously unamortized prepaid finance fees associated with the reduction in the total revolver commitments under the Company’s Bank of America credit facility in March 2020.

For the nine months ended September 28, 2019, we recorded a $392 provision for income taxes on $2,890 of pretax loss. The provision for income taxes for the nine months ended September 28, 2019, included a $805 discrete valuation allowance charge for nondeductible interest expense. For the nine months ended September 26, 2020, we recorded a $70 benefit provision for income taxes on $2,217 of pretax income. The benefit for income taxes for the nine months ended September 26, 2020, included a $624 discrete reduction in valuation allowance charge for nondeductible interest expense attributable to revised final regulations released in July 2020 as part of the U.S. CARES Act.

Liquidity and Capital Resources

We fund our operations and working capital needs through cash generated from operations and borrowings under our credit facilities.

In our typical operational cash flow cycle, inventory is purchased in U.S. dollars to meet expected demand plus a safety stock. The majority of our suppliers are based in Asia and such inventory takes from three to four weeks to arrive at the various distribution points we maintain in the United States and Canada. Payment terms for these vendors are approximately 60-75 days from the date the product ships from Asia and therefore we are generally paying for the product a short time after it is physically received in the United States. In turn, sales to customers generally have payment terms of 60 days, resulting in an accounts receivable and increasing the amount of cash required to fund working capital. To bridge the gap between paying our suppliers and receiving payment from our customers for goods sold, we rely on our credit facilities.

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

For the nine months ended September 26, 2020, net cash provided by operating activities totaled $14,797 primarily due to increased profitability and improved working capital efficiency. For the nine months ended September 28, 2019, net cash provided by operating activities totaled $1,142 primarily due to a reduction in accounts receivable and inventory during the year offset by a decrease in accounts payable and accrued expenses.

For the nine months ended September 267, 2020, net cash used in investing activities was approximately $1,135. For the nine months ended September 28, 2019, net cash used in investing activities was approximately $1,913.

Net cash used in financing activities was approximately $13,290 for the nine months ended September 26, 2020. Cash provided by operating activities were primarily used to reduce our bank borrowings on our credit facilities. Net cash provided by financing activities was approximately $828 for the nine months ended September 28, 2019 and reflected borrowings on our credit facilities primarily to reduce supplier payables. In October 2020, we refinanced our existing debt which we expect to lower our interest cost by approximately $2.0 million annually based on current borrowing levels.

Primarily as a result of the above factors, net cash increased for the nine months ended September 26, 2020 by $476, resulting in a cash balance of approximately $871 at September 26, 2020.

In addition to operating cash flow, we also rely on our asset-based revolving credit facility with Bank of America, N.A. to meet our financing requirements, which is subject to changes in our inventory and account receivable levels. We also received a PPP loan in August 2020, the proceeds of which we are using to pay for certain qualifying expenses, including payroll costs, rent and utility costs.

However, if we are unable to meet our current financial forecast, experience a more severe impact from the COVID-19 pandemic on our business than expected, do not adequately control expenses, are unable to mitigate the impact of tariffs, or adjust our operations accordingly, we may experience constraints on our liquidity and may not meet the financial and other covenants under our revolving credit facility that could impact our borrowing availability. There is no assurance that we will meet all of our financial or other covenants in the future, or that our lender will grant waivers or agree to amend the terms of our loan agreement if there are covenant violations. In such case, we may be required to seek to raise additional funds through debt or equity financings, restructure our existing debt, engage in strategic collaborations, and/or a strategic transaction that is in the best interest of our stockholders. Any such financing or strategic transaction could result in significant dilution to our existing stockholders, depending on the terms of the transaction. If we are unable to identify a strategic transaction, raise additional funds, and/or restructure our existing debt, our operations could be limited and we may not be able to meet all of our obligations under our credit facility and term loan agreement.

Based on past performance and current expectations, we believe that our anticipated cash flow from operations and availability under the Third Restated BofA Agreement are sufficient to fund our working capital, capital expenditures and debt service requirements for at least the next 12 months.

Credit Facility

On October 15, 2020, we and our subsidiary, Summer Infant (USA), Inc., as borrowers, entered into a Third Amended and Restated Loan and Security Agreement (the “Third Restated BofA Agreement”) with Bank of America, N.A. (“BofA”) that replaced our existing agreement with BofA. The Third Restated BofA Agreement provides for (i) a $40 million asset-based revolving credit facility, with a $5 million letter of credit sub-line facility, (ii) a $7.5 million term loan and (iii) a $2.5 million FILO (first-in, last-out) loan as described below. Proceeds from Third Restated BofA Agreement were used to repay the Company’s outstanding term loan with Pathlight Capital, other related obligations, and to pay fees and transaction expenses associated with the closing of the Third Restated BofA Agreement, and may be used for paying obligations under the Third Restated BofA Agreement and for lawful corporate purposes, including working capital. For information about our prior agreement with BofA and prior term loan agreement with Pathlight Capital that was repaid in connection with the Third Restated BofA Agreement, please see Note 3 to the unaudited financial statements included in this Quarterly Report on Form 10-Q.

Under the Third Restated BofA Agreement, total borrowing capacity under the revolving credit facility is based on a borrowing base, which is generally defined as 85% of eligible receivables plus the lesser of (i) 70% of the value of eligible inventory (subject to certain limitations) or (ii) 85% of the net orderly liquidation value (NOLV) of eligible inventory, less applicable reserves. The scheduled maturity date of loans under the revolving credit facility is October 15, 2025 (subject to customary early termination provisions). Loans under the revolving credit facility bear interest, at our option, at a base rate or at LIBOR, plus applicable margins based on average quarterly availability. Interest payments are due monthly, payable in arrears. We are also required to pay an annual non-use fee on unused amounts under the revolving credit facility, as well as other customary fees as are set forth in the agreement. As of October 15, 2020, the applicable margin for base rate loans under the revolving credit facility was 1.25% and for LIBOR rate loans was 2.25%.

The principal of the term loan under the Third Restated BofA Agreement will be repaid, on a quarterly basis, in installments of $375,000, with the first installment to be paid on January 1, 2021, until paid in full on termination and subject to mandatory repayment in certain circumstances. The scheduled maturity date of the term loan is October 15, 2025 or, if earlier, the date the revolving credit facility is terminated. The term loan bears interest, at our option, at a base rate or at LIBOR, plus applicable margins, and interest payments are due monthly, in arrears. As of October 15, 2020, the applicable margin for term loans at base rate was 2.50% and for term loans at LIBOR rate was 3.50%. The total borrowing capacity under the FILO loan is the lesser of (i) the then applicable aggregate FILO commitment amount and (ii) a borrowing base, generally defined as a specific percentage of the value of eligible accounts, plus a specified percentage of the value of eligible inventory. The aggregate FILO commitment amount as of October 15, 2020 was $2.5 million, and such amount will be proportionately reduced each quarter until the FILO loan is terminated at maturity on October 15, 2024. There can be no voluntary repayment on the FILO loan as long as there are loans outstanding under the revolving credit facility, unless (i) there is an overadvance under the FILO loan, or (ii) such prepayment is accompanied by a permanent dollar for dollar reduction in the aggregate FILO commitment amount such that, after giving effect to such prepayment and reduction, the outstanding principal amount of the FILO loan is equal to but does not exceed the lesser of (A) the aggregate FILO commitment amount and (B) the FILO borrowing base. The FILO loan bears interest, at our option, at a base rate or at LIBOR, plus applicable margins, and interest payments are due monthly, in arrears. As of October 15, 2020, the applicable margin for the FILO loan at base rate was 2.5% and for the FILO loan at LIBOR rate was 3.25%.

All obligations under the Third Restated BofA Agreement are secured by substantially all of our assets. Our subsidiaries, Summer Infant Canada Limited and Summer Infant Europe Limited, are guarantors under the Third Restated BofA Agreement. The Third Restated BofA Agreement contains customary affirmative and negative covenants. Among other restrictions, we are restricted in our ability to incur additional debt, make acquisitions or investments, dispose of assets, or make distributions unless in each case certain conditions are satisfied. Until the term loan and FILO loan have been repaid in full, we must maintain a fixed charge coverage ratio at the end of each fiscal month of at least 1.00 to 1.00 for the twelve-month period then ended. After the term loan and FILO loan have been repaid in full, we will be required to maintain the fixed charge coverage ratio if availability falls below $5.0 million.

The Third Restated BofA Agreement also contains customary events of default, including if we fail to comply with any required financial covenants, if there is an event of default under the PPP Loan and the occurrence of a change of control. In the event of a default, all of the obligations under the Third Restated BofA Agreement may be declared immediately due and payable. For certain events of default relating to insolvency and receivership, all outstanding obligations become due and payable.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as of September 26, 2020. Our Chief Executive Officer and Chief Financial Officer have concluded, based on this evaluation, that our controls and procedures were effective as of September 26, 2020.

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

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of our 2019 Form 10-K and Part II, Item 1A, “Risk Factors,” of our Quarterly Report on Form 10-Q for the quarters ended March 28, 2020 and June 27, 2020.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information.

Not applicable.

ITEM 6.	Exhibits

The exhibits listed in the Exhibit Index immediately preceding the signature page hereto are filed as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit No.	Description

10.1	Letter Agreement, dated as of July 14, 2020, among Bank of America, N.A., as ABL Agent and ABL Lender, Summer Infant, Inc. and Summer Infant (USA), Inc., as borrowers, the guarantors from time to time party thereto, and Pathlight Capital LLC, as agent for the Term Loan Lender (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on August 11, 2020)

10.2	Amendment No. 6 to Second Amended and Restated Loan and Security Agreement, dated as of August 10, 2020, among Summer Infant, Inc. and Summer Infant (USA), Inc., as borrowers, the guarantors from time to time party thereto, the financial institutions from time to time party thereto as lenders, and Bank of America, N.A., as agent for the lenders (Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on August 11, 2020)

10.3	Amendment No. 5 to Term Loan and Security Agreement, dated as of August 10, 2020, among Summer Infant, Inc. and Summer Infant (USA) Inc., as borrowers, the guarantors from time to time party thereto, the financial institutions from time to time party thereto as lenders, and Pathlight Capital LLC, as agent for the lenders (Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed on August 11, 2020)

10.4	Letter Agreement dated May 12, 2020, among Edmund J. Schwartz, Summer Infant, Inc. and Summer Infant (USA), Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 1, 2020)

10.5	Amendment dated September 29, 2020 to Letter Agreement among Edmund J. Schwartz, Summer Infant, Inc. and Summer Infant (USA), Inc. dated May 12, 2020 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 1, 2020)

31.1+	Certification of Chief Executive Officer

31.2+	Certification of Chief Financial Officer

32.1+	Section 1350 Certification of Chief Executive Officer

32.2+	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Summer Infant, Inc.

Date: November 10, 2020	By:	/s/ Stuart Noyes
Stuart Noyes
Interim Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2020	By:	/s/ Edmund Schwartz
Edmund Schwartz
Chief Financial Officer
(Principal Financial and Accounting Officer)