Form 10-K
period 2021-01-02
Summer Infant, Inc.
filed 2021-03-16
CIK 1314772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐ Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates as of June 26, 2020, was $6.4 million. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

The number of shares issued and outstanding of the registrant’s common stock as of March 12, 2021 was 2,133,260,

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

INDEX TO FORM 10-K

FOR THE FISCAL YEAR ENDED JANUARY 2, 2021

PART I

When used in this report, the terms “Summer,” the “Company,” “we,” “us,” and “our” mean Summer Infant, Inc. and its subsidiaries. Note that all dollar amounts in Part I are in thousands of U.S. dollars unless otherwise noted.

Item 1. Business

Overview

We are an infant and juvenile products company doing business under the name SUMR Brands. We are a recognized authority in the juvenile product industry, providing parents and caregivers a full range of innovative, high-quality, and high-value products to care for babies and toddlers. We seek to improve the quality of life of parents, caregivers, and babies through our product offerings, while at the same time maximizing shareholder value over the long term.

We operate in one principal industry segment across geographically diverse marketplaces, selling our products globally to large, national retailers as well as independent retailers, on our partner’s websites, and our own direct to consumer website. In North America, our customers include Amazon.com, Wal-Mart, Target, Buy Buy Baby, Home Depot, and Lowe’s. Our largest European-based customers are Smyths Toys and Amazon. We also sell through international distributors, representatives, and to select international retail customers in geographic locations where we do not have a direct sales presence. Our company was originally founded in 1985 and has publicly traded on the Nasdaq Stock Market since 2007 under the symbol “SUMR”.

Strategic Priorities

Our goal is to become a globally recognized leader in the juvenile product industry by creating products that families everywhere need, want, love and depend on. To support our roadmap for sustainable growth in 2021 and beyond, we will continue to seek to develop and launch new products based on consumer demand, while also strengthening our core product offerings. Additionally, we will continue to expand our reach through a portfolio of brands, strategically positioned to appeal to multiple consumer demographics, and further develop our key customer relationships. In addition to organic growth, we will consider acquisitions of products or businesses, consistent with our roadmap. We believe the following key strategic priorities position us to capitalize on market trends and fuel our future growth:

•	Growth through product. We continuously seek to create differentiated products that appeal to consumers who increasingly demand high-quality, long-lasting products that make family life easier, safer, and more fun. We pride ourselves as leaders of innovation within the juvenile products industry. We strive to deliver innovation in various ways based upon product category, including design innovation in potties and gates, new convenience features in bath and strollers, and an expanded range of safe-sleep solutions within our SwaddleMe® branded product line. In addition to being leaders of innovation in the juvenile products industry, in 2021, we are considering plans to expand into the pet industry with a new brand featuring products for pets that are congruent with our juvenile assortment. We believe that with our ability to analyze a market to find opportunistic growth, combined with our core development capabilities, as well as our strong manufacturing partnerships, the pet industry is an opportunity for incremental growth in addition to the juvenile products industry.

•	Growth through brand. By maintaining a strategic approach to our consumer brands, we believe we are positioned to expand our appeal to a wide variety of consumer demographics while providing retailer differentiation. We continue to take a digital-first approach to marketing communications and brand development. In addition, we expect to continue to focus on online merchandising to drive conversion rates both in-store and online, as a majority of consumers research products online before buying either at retail or through e-commerce.

•	Growth through distribution. We have strong partnerships with our suppliers in the U.S., Mexico, and Asia. We believe that our ability to develop products that are preferred by consumers and cost-efficient gives us a competitive advantage in meeting our customer demands. We have long-standing relationships with our brick and mortar and e-commerce retail customers in the U.S., and will continue to focus on strengthening them to increase our presence in stores and online.

•	Continuous infrastructure improvement. A large percentage of our 2020 initiatives were focused on operational cost reductions, product sourcing and tariff mitigation, and streamlining improvements. Active programs include ongoing SKU reductions and rationalization, warehouse labor reductions, leasehold rationalization and the subletting of excess space where applicable. Additionally, we plan on increasing our direct import business and relocating product manufacturing from Asia to reduce tariffs and other costs.

Products

We currently market our products in several product categories including gates, potty, bath, entertainers, baby monitors, specialty blankets, strollers, car seats and travel systems. We are a North American market leader in the gate, bath, and the potty categories as well as a North American market leader in the convenience stroller segment. We market our core products, under our Summer™ and SwaddleMe® brand names.

Within gates, we offer a product range of more than 30 products. Our line of gates offers versatility that covers use in home, ease of installation, and aesthetically pleasing designs. We continue to receive positive feedback from retailers as we expand our portfolio with consumer preferred features and styling.

We first entered the infant bathing category in 2002, and we have continued to create useful and safe solutions for bathing. Our innovative bath product, My Bath Seat™ continues to be extremely popular with consumers. We have an established roadmap for developing products in the four phases of bathing (sponges, bathers, bath tubs, and bath seats) to address consumer needs as baby grows, and to create loyalty to our brands.

Our My Size™ Potty and the My Size™ Potty Train & Transition have been well-received by retailers and consumers alike. In late 2020 and early 2021, we launched an expanded range of potty training products. We are a market share leader in potties, with additional offerings that support different consumer needs and various price points in regards to potty training.

We are a North American market leader in the convenience segment of strollers. Our 3Dlite® Convenience Stroller continues to be a favorite among parents. We have continued to expand our range of convenience stroller platforms to appeal to the experienced parent. In addition, in 2020, we launched the Myria modular travel system and the Affirm 335 infant car seat that attract first time expectant parents to our products.

Our monitors were first introduced in 2001 and are distinguished by ease of use, innovative features, and their high quality. Currently, we offer audio and video monitors under the Summer™ brand. Our monitors feature high quality components, intended to fulfill the desire for consumers to connect with baby at any time or place.

Our specialty blankets include SwaddleMe® specialty blankets as well as our expanded line of Slumber Buddy soothers. Acquired in 2008, SwaddleMe® continues to be a trusted brand synonymous with infant safe sleep. A new brand refresh and an expanded range of products were launched in 2020, and we expect to continue to add new stages of sleep products to our available assortment.

Product Development and Design

A thorough understanding of our consumer, the competition, and our customer retail partners drives our product development. Developing and marketing innovative solutions are a critical element of our strategy. We strive to produce proprietary products that offer distinctive benefits, are visually appealing, and provide safe, thoughtful solutions.

We conduct market analyses in our geographic regions of priority, evaluate identified opportunities, and design products accordingly. The majority of our products are currently designed at our Rhode Island headquarters. When appropriate, we also partner with manufacturers in Asia on product development. In addition to new product development, we continuously look for ways to improve upon existing products based on consumer insights with a strong focus on the end-user experience.

Suppliers and Manufacturing

We source our products globally from a variety of suppliers and manufacturers, including from China, Vietnam, the United States and Mexico. We are not dependent on any one supplier as we use many different manufacturers and presently own the tooling and molds used for our products. Our Hong Kong subsidiary provides us with an Asian sourcing presence and the ability to oversee quality, electronic engineering and other issues that may arise during production. Generally, we buy finished goods from manufacturers, and thus do not directly procure raw materials for product manufacturing. Historically, we have not experienced any significant disruption of supply as a result of raw material shortages or other manufacturing factors, but there is the possibility that shortages could occur in the future based on a variety of factors beyond our control.

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

Sales and Marketing

Our products are largely marketed and sold through our own direct sales force. We have also established a strong network of independent manufacturers’ representatives and distributors to provide sales and customer service support for retail customers in North America and internationally. We seek to expand our direct-to-consumer sales, which we believe will also increase overall brand awareness. Sales are recognized upon transfer of title to our customers and are made utilizing standard credit terms of approximately 60 days. We generally accept returns only for defective merchandise.

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

Intellectual Property

We rely on a combination of trademarks, patents, and trade secrets to protect our intellectual property. Our current U.S. patents include various design features related to safety gates, bouncers, bathers, and monitors with several other patents under review by the United States Patent and Trademark Office (USPTO). The issued U.S. patents expire at various times depending on the date of issuance during the next 18 years. In certain circumstances, we will partner with third parties to develop proprietary products, and, where appropriate, we have license agreements related to the use of third-party innovation in our products. The duration of our trademark registrations varies from country to country. However, trademarks are generally valid and may be renewed indefinitely as long as they are in use and/or their registrations are properly maintained.

Customers

Sales to the Company’s top seven customers together comprised approximately 87% of our sales in fiscal 2020 and 81% of our sales in fiscal 2019. Of these customers, three generated more than 10% of sales for fiscal 2020: Amazon.com (33%), Walmart (28%), and Target (17%). In fiscal 2019, three customers generated more than 10% of sales: Amazon.com (26%), Walmart (25%), and Target (17%).

We have no long-term contracts with these customers, and as a result, our success depends heavily on our customers’ willingness to purchase and provide shelf space for our products.

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

Insurance

We carry product liability insurance that provides us with $15,000 coverage with a minimal deductible. We consult with our insurers to ascertain appropriate liability coverage for our product mix. We believe our current coverage is adequate for our existing business and will continue to evaluate our coverage in the future in line with our expanding sales and product breadth.

Employees

We believe that the development, attraction and retention of employees is an important factor to our Company’s success. We offer our employees a wide range of benefits, and to support the advancement of our employees, we offer training and development programs encouraging advancement from within. As of January 2, 2021, we had 119 employees, 115 of whom were full time employees and 55 of whom worked in our Rhode Island headquarters.

Available Information

The Company is incorporated under the laws of the State of Delaware. Our principal executive offices are located at 1275 Park East Drive, Woonsocket, Rhode Island 02895, and our telephone number is (401) 671-6550. We maintain our corporate website at www.summerinfant.com.

We file reports with the Securities and Exchange Commission (“SEC”), including an annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports that we file with, or furnish to, the SEC. The SEC maintains an Internet website, www.sec.gov, that contains reports, proxy and information statements and other information that we file electronically with the SEC. Our website also includes corporate governance information, including our Code of Ethics and our Board committee charters. The information contained on our website does not constitute a part of this report.

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

Risks Relating to COVID-19

We face risks related to the widespread COVID-19 pandemic that impacted our business in 2020, and may continue to impact our business and financial performance.

In 2020, we saw the COVID-19 pandemic negatively impact the global economy, disrupt global supply chains and create significant volatility and disruption of financial markets. The pandemic exposes us to a number of risks, including the following:

•	Operational risks. Early in the pandemic, we experienced some supply chain disruption as most of our product is sourced from China, which experienced widespread shutdowns in response to the COVID-19 outbreak in late 2019/early 2020. While we have seen production from China returning to normal levels, if there is another outbreak of COVID-19 in China, our supply chain could again be disrupted. Our suppliers located in other countries may also experience shutdowns due to COVID-19 outbreaks that may impact our supply chain.

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

•	Customer-related risks. In response to the COVID-19 pandemic, some of our customers closed retail stores, and given the ongoing nature of the pandemic, in some cases have closed locations or have operated at a reduced level. While we are cautiously optimistic that vaccination efforts in the U.S. may result in a return to a more normal level of retail consumer activity, we cannot predict how our customers will adjust to demand, and if demand will continue to shift to online activity. To the extent these customers, especially our mid-size and smaller customers, experience financial difficulties as a result of the pandemic, we may see these customers permanently close stores, reduce orders, or file for bankruptcy, thus impacting sales.

In addition to the specific risks to our business noted above, we will also be subject to the long-term effects the COVID-19 pandemic may have on the U.S. economy as a whole. While economic stimulus efforts in the U.S. may alleviate the impact of the pandemic on the U.S. economy, to the extent the COVID-19 pandemic is prolonged, or if it worsens, it will likely continue to impact consumer discretionary spending, and therefore demand for our products. In addition to the risks specifically described above, the impact of COVID-19 is likely to implicate and exacerbate other risks disclosed in this Item 1A.

Risks Relating to Our Business and Financial Condition

The concentration of our business with certain retail customers means that changes in the purchasing policies of these customers could have a significant impact on our business and operating results.

In fiscal 2020, sales to our top seven customers, including Amazon.com, Wal-Mart, and Target, accounted for approximately 87% of our total sales. We do not have long-term commitments or contracts with any of our retail customers, and retailers make purchases by delivering one-time purchase orders. As such, any customer could potentially renegotiate the terms of our business relationship at any time, which might include reducing overall purchases of our products, altering pricing, reducing the number and variety of our products carried and the shelf space allotted for our products, and reducing cooperative advertising or marketing support. Because of the current concentration of our business with these retail customers, a change in our relationship with any of these customers could adversely affect our results of operations and financial condition.

Increased tariffs, additional tariffs or other import or export taxes on our products could have an adverse impact on the cost of our products, the demand for our products and our business, financial condition and results of operations.

The United States and other countries have levied tariffs and taxes on certain goods, including products imported into the United States from China. The majority of our products are manufactured outside the United States, mainly in China, and imported for sale in the United States. Tariffs enacted in 2019 impacted our 2019 and 2020 results, and caused market disruption amongst our major customers in 2019. In addition, while exclusions from tariffs were granted for certain of our products in 2019 and 2020, these exclusions have now expired and we do not expect that any further exclusions will be granted.

While we have taken actions to mitigate the impact of these tariffs and are exploring alternative sources of supply outside of China, if existing tariffs are increased or if additional tariffs or trade restrictions are implemented by the United States, China or other countries, the cost of our products manufactured in China or other countries and imported into the United States would increase substantially, which would force us to increase the prices of the affected products.

There is no assurance that we would be successful in mitigating the impact of increased or additional tariffs, and any increase in pricing to allow us to maintain reasonable margins could adversely affect the demand for those products and may result in decreased profitability and lower sales, thereby having an adverse effect on our business, results of operations and financial condition.

If we do not appropriately manage our supply chain, maintain sufficient inventory levels or if we are unable to deliver our products to our customers in sufficient quantities, or on a timely basis, or if our inventory levels are too high, our operating results will be adversely affected.

Our business places stringent demands on our inventory forecasting and production planning processes. This inventory management approach may be particularly challenging when combined with “just-in-time” inventory management systems commonly used by customers to minimize their inventory levels. If we fail to meet tight shipping schedules, we could damage our relationships with customers, increase our shipping costs or cause sales opportunities to be delayed or lost. In addition, the COVID-19 pandemic can impact timely delivery of our products. To deliver our merchandise on a timely basis, we need to maintain adequate inventory levels of the desired products. This approach requires us to begin to place orders for components for certain products up to a year in advance, and we procure a significant amount of product months in advance of certain time periods. At the time we place factory orders, we may not have firm orders from customers or a complete understanding of what consumer demand for those products will be. If our inventory forecasting processes are not accurate, it may result in inventory levels in excess of the levels forecasted and we may not have sufficient space at our main distribution center to accommodate excess inventory. As a result, we could be required to record inventory write-downs for excess and obsolete inventory, and/or incur additional expense for storage of excess inventory, which would adversely affect our operating results. In addition, if our processes result in our inventory levels being too low to meet customer demand, we may lose sales, which could adversely affect our operating results. Logistical challenges related to the lack of availability of truckers, containers and shippers is a risk which could cause delays in procuring product for vendors as well as shipping to customers, and could ultimately result in significant increases in transportation costs.

We may not achieve some or all of the expected benefits of or savings from our restructuring initiatives, and our restructuring initiatives may adversely impact our business, financial condition and results of operations.

In 2020, we announced restructuring initiatives to further streamline our operations and improve our financial outlook. We may not be able to obtain the cost savings and benefits that are initially anticipated in connection with these restructuring initiatives. Reorganization and restructuring can require a significant amount of management and other employees’ time and focus, which may divert attention from operating and growing our business. If these initiatives are not implemented in a timely manner, anticipated cost savings and benefits are not realized, business disruption occurs during the pendency of or following such actions, or unanticipated charges are incurred, particularly if material, there may be a negative effect on our business, financial condition and results of operations.

The intense competition in our market could reduce our net sales and profitability.

We operate in a highly competitive market and compete with several large domestic and foreign companies and with smaller producers of infant and juvenile products. Many of our competitors have longer operating histories, greater brand recognition, and greater financial, technical, marketing and other resources than us, or have greater e-commerce and social media presence than us. We experience price competition for our products and competition for shelf space at retailers, all of which may increase in the future. In addition, with the acceleration in consumers purchasing online, there is a low barrier to entry into our market for newer, smaller companies that solely operate an e-commerce business. If we cannot adjust to changes in our market and compete successfully in the future, our net sales and profitability will likely decline.

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

Covenants in our loan agreement may affect our liquidity or limit our ability to complete acquisitions, incur debt, make investments, sell assets, merge or complete other significant transactions. Deviations from expected results of operations and expected cash requirements could result in a failure to meet financial covenants, which would adversely affect our financial condition and results of operations.

We rely on the credit facility under our loan agreement and cash generated from our operations to meet our working capital needs. Our loan agreement includes certain covenants that place limitations on or restrict a number of our activities, including our ability to incur additional debt, create liens on our assets or make guarantees, make certain investments or loans, pay dividends or make distributions, dispose of or sell assets, or enter into a merger or similar transaction.

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

Non-compliance with the covenants in our loan agreement could result in us being unable to utilize borrowings under our credit facility, a circumstance which potentially could occur when operating shortfalls would most require supplementary borrowings to enable us to continue to fund our operations. If access to our credit facility is limited or terminated, our liquidity would be constrained, affecting our operations and growth prospects, and we would need to seek amendments to our credit facility or obtain additional equity or debt financing or face default. There is no assurance that such financing would be available on acceptable terms or at all. Furthermore, any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants that could impede our ability to effectively operate and grow our business in the future.

We may not be entitled to forgiveness of our PPP loan, and our application for the Paycheck Protection Program Loan could in the future be determined to have been impermissible.

In August 2020, we received loan proceeds of approximately $1,956 (the “PPP Loan”) pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) administered by the U.S. Small Business Administration (the “SBA”). We used the PPP Loan to retain current employees, maintain payroll and make lease and utility payments. Under the CARES Act, loan forgiveness is generally available if proceeds were used for qualifying expenses in accordance with the CARES Act. The amount of the PPP Loan eligible to be forgiven may be reduced in certain circumstances, including as a result of certain headcount or salary reductions. We will be required to repay any portion of the outstanding principal that is not forgiven, along with accrued interest, and we cannot provide any assurance that we will be eligible for loan forgiveness or that any amount of the PPP Loan will ultimately be forgiven by the SBA. On February 18, 2021, the Company applied for full forgiveness of the PPP loan through Bank of America and the application is currently under review by Bank of America.

In order to apply for the PPP Loan, we were required to certify, among other things, that the current economic uncertainty made the PPP Loan request necessary to support our ongoing operations. If, despite our good-faith belief that given our circumstances we satisfied all eligible requirements for the PPP Loan, we are later determined to have violated any applicable laws or regulations that may apply to us in connection with the PPP Loan or it is otherwise determined that we were ineligible to receive the PPP Loan, we may be required to repay the PPP Loan in its entirety and/or be subject to additional penalties, which could also result in adverse publicity and damage to our reputation. Any of these events could have an adverse effect on our business, results of operations and financial condition.

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

We could suffer adverse tax and other financial consequences if taxing authorities do not agree with our tax positions, or we are unable to utilize our net operating losses.

We are periodically subject to a number of tax examinations by taxing authorities in the states and countries where we do business. We also have significant deferred tax assets related to our net operating losses (NOLs) in U.S. federal and state taxing jurisdictions. Generally, for U.S. federal and state tax purposes, NOLs can be carried forward and used for up to twenty years, and all of our tax years will remain subject to examination until three years after our NOLs are used or expire.

In addition, U.S. federal, state and local, are extremely complex and subject to varying interpretations. We recognize tax benefits of uncertain tax positions when we believe the positions are more likely than not of being sustained upon a challenge by the relevant tax authority. In fiscal 2020, we will take a tax deduction related to a worthless stock loss in connection with the dissolution of one of our subsidiaries, Born Free Holdings Limited, however, because of the uncertainty as to whether this position may be challenged by the U.S. tax authorities, we have determined this tax benefit to be an uncertain tax position and have fully reserved for the tax benefit associated with the deduction. If there are tax benefits, including, but not limited to, the worthless stock loss deduction or our use of NOLs, or other tax attributes, that are challenged successfully by a taxing authority, we may be required to pay additional taxes or we may seek to enter into settlements with the taxing authorities, which could require significant payments or otherwise have an adverse effect on our business, results of operations and financial condition.

In addition, we may be limited in our ability to utilize our NOLs to offset future taxable income and thereby reduce our otherwise payable income taxes. Our ability to utilize our NOLs is also dependent, in part, upon us having sufficient future earnings to utilize our NOLs before they expire. If market conditions change materially and we determine that we will be unable to generate sufficient taxable income in the future to utilize our NOLs, we could be required to record an additional valuation allowance. Our NOLs are also subject to review and potential disallowance upon audit by the taxing authorities of the jurisdictions where the NOLs were incurred, and future changes in tax laws or interpretations of such tax laws could limit materially our ability to utilize our NOLs. If we are unable to use our NOLs or use of our NOLs is limited, we may have to make significant payments or otherwise record charges or reduce our deferred tax assets, which could have an adverse effect on our business, results of operations and financial condition.

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

We rely on information technology systems, including systems managed by third parties, across our operations, including for management of our supply chain, sale and delivery of our products, and various other processes and transactions, including credit card processing for online sales. In the course of our operations, we may collect and use confidential customer data and a variety of personal data. A successful cyberattack could result in the theft or destruction of intellectual property, data, or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations. Cyberattacks are increasing in their frequency, sophistication and intensity, including wrongful conduct by hostile foreign governments, industrial espionage, wire fraud and other forms of cyber fraud, the deployment of harmful malware, denial-of-service and social engineering fraud. Cyberattacks have become increasingly difficult to detect, and a successful cyberattack could cause serious negative consequences for us, including the disruption of operations and the misappropriation of confidential business information or personal data. Although we devote resources to protect our information systems, we realize that cyberattacks are a threat, and there can be no assurance that our efforts will prevent information security breaches that would result in business, legal, financial or reputational harm to us, or would have an adverse effect on our results of operations and financial condition. Any failure to prevent or mitigate security breaches or improper access to, use of, or disclosure of personal data could result in significant liability under state, federal and international laws regarding data privacy, and may cause an adverse impact to our reputation and potentially disrupt our business.

Risks Related to an Investment in Our Securities

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We are headquartered in a 20,200 square foot facility in Woonsocket, Rhode Island. We have a lease on this facility, which will expire in 2025. We also lease small offices in Arkansas, Canada, the United Kingdom and Hong Kong.

We maintain inventory at leased warehouses in California (approximately 460,000 square feet) and Canada (approximately 61,000 square feet). These leases expire at various times through 2026.

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

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the Nasdaq Capital Market under the symbol “SUMR”.

Holders of Common Stock

As of March 12, 2021 there were approximately 34 holders of record of our common stock. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of record holders.

Issuer Repurchases of Equity Securities

None.

Recent Sales of Unregistered Securities

Not applicable.

Item 6.   Selected Consolidated Financial Data

Not required.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in the assessment of significant changes and trends related to our results of operations and financial condition. The information contained in this section has been derived from our consolidated financial statements and should be read together with our consolidated financial statements and related notes included elsewhere in this report. Readers should also review and consider our disclosures under the heading “Special Note Regarding Forward-Looking Statements” describing various factors that could affect our business and the disclosures under the heading “Risk Factors” in this report.

Note that all dollar amounts in this Item 7 are in thousands of U.S. dollars, except share and per share data.

Overview

We are an infant and juvenile products company doing business under the name SUMR Brands. We are a recognized authority in the juvenile product industry, providing parents and caregivers a full range of innovative, high-quality, and high-value products to care for babies and toddlers. We seek to improve the quality of life of parents, caregivers, and babies through our product offerings, while at the same time maximizing shareholder value over the long term.

We operate in one principal industry segment across geographically diverse marketplaces, selling our products globally to large, national retailers as well as independent retailers, on our partner’s websites, and our own direct to consumer website. In North America, our customers include Amazon.com, Wal-Mart, Target, Buy Buy Baby, Home Depot, and Lowe’s. Our largest European-based customers are Smyths Toys and Amazon. We also sell through international distributors, representatives, and to select international retail customers in geographic locations where we do not have a direct sales presence.

In March 2020, we successfully completed a 1-for-9 reverse stock split of our Company's issued and outstanding shares of common stock in order to regain compliance with Nasdaq's minimum bid price requirement. Accordingly, information in the financial statements and accompanying notes included in this Annual Report on Form 10-K related to fiscal 2019 give effect to the reverse stock split as if it occurred at the first period presented.

Net sales in the fourth quarter of 2020 decreased 15.6% from the previous year quarter, and net sales for the full year decreased 10.3% from the prior year. Net sales for the fourth quarter and the full year in 2020 declined primarily as a result of the following: (a) a sales decline at mid-tier customers resulting from brick and mortar store closures and significant close-out sales that occurred in the fourth quarter of 2019 that were not repeated in the fourth quarter of 2020, (b) a reduction in international business resulting from COVID-19 retail store closures and as a consequence of the restructuring of the international business whereby certain customers that were serviced out of our warehouse were no longer able to be distributed to in the transition to a third party service provider, and (c) the transition of more of our business to direct import whereby certain logistical costs were eliminated but there was also a consequent reduction in sales.

In the fourth quarter, net loss increased to $3,389 in 2020 from a net loss of $882 in 2019 primarily as a result of a $1,800 loss on the early extinguishment of debt and a $676 write-off of intangible assets related to the Company’s decision to dissolve its Born Free Holdings entity. For the full year 2020, net loss was $1,102 compared to a net loss of $4,164 in 2019. General and administrative expenses declined by $5,463 as a result of restructuring initiatives implemented in 2020 which streamlined our operations and improved our financial performance. Additionally, although there was a $1,800 loss from the extinguishment of debt and a $676 write-off of intangible assets, we ended fiscal 2020 with net loss of $0.52 per share as compared to a net loss of $1.98 per share in fiscal 2019.

In the fourth quarter, we announced the completion of a debt refinancing with Bank of America, which we expect to reduce prospective interest expense and allows us to continue to focus on achieving sustainable growth for the Company. During the end of fiscal 2020, we announced the appointment of Stuart Noyes as Chief Executive Officer and as a member of our Board of Directors, effective November 30, 2020. Mr. Noyes has served as the Company’s interim CEO since December 16, 2019. We also announced a transition in the role of Chief Financial Officer. Our current Chief Financial Officer, Edmund J. Schwartz, will retire from the Company effective March 31, 2021 and will step down as Chief Financial Officer effective March 19, 2021, when he will be succeeded by Bruce Meier as Interim Chief Financial Officer. Mr. Meier has been working with Mr. Noyes overseeing the operational and financial side of the Company’s business since December 2019.

COVID-19 Impact

As previously disclosed, the COVID-19 pandemic impacted our business in fiscal 2020. In March 2020, we began to see customers that have retail stores reduce orders as they experienced or anticipated closures of those stores. While we did see an uptick in sales to those customers with significant e-commerce capabilities, it did not offset the reduced orders from our mid-size and smaller customers. We believe that customers with e-commerce capabilities will continue to have increased demand. However, given the unpredictability of the COVID-19 pandemic, it is possible that some stores will remain closed should there be a resurgence of COVID-19 outbreaks or that these customers will close or reduce the number of stores that they operate in response to the COVID-19 pandemic.

The COVID-19 pandemic continued to impact our business in the fourth quarter, as we experienced challenges in our shipping and distribution channels throughout our global supply chain and continued to see lower demand from our mid-sized and smaller customers.

As we enter 2021, we continue to see disruption in our shipping and distribution channels throughout our global supply chain including congestion in ports and distribution centers, container shortages and lack of truck drivers. The potential exists that we might not be able to meet demand due to these challenges and for certain products that are manufactured by suppliers in China or elsewhere that may be subject to closure should there be a resurgence of COVID-19 outbreaks. We also expect our costs associated with these matters will increase, as well as costs associated with our distribution center, with new lease terms to be effective in the fourth quarter of 2021 that will increase our lease costs. To the extent we do not meet our financial projections, are unable to mitigate the impact of ongoing tariffs, are impacted by a resurgent coronavirus outbreak, or are not successful in realizing the savings anticipated from our restructuring initiatives, our business, financial position, results of operations and cash flows would be adversely affected.

We will continue to assess the impact of the COVID-19 pandemic on the supply chain, consumer demand and overall business operations into 2021. We believe COVID-19 in the United States and in other countries has added greater uncertainty and unpredictable economic consequences in the coming months, and therefore we cannot currently predict how it will impact our business in the long term.

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

Revenue Recognition

We recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what we expect to receive in exchange for the goods or services. Our principal activity from which we generate revenue is product sales. Revenue is measured based on consideration specified in a contract with a customer. The Company recognizes revenue when it satisfies a performance obligation in a contract by transferring control over a product to a customer when product delivery occurs. A performance obligation is a promise in a contract to transfer a distinct product to the customer, which for the Company is a transfer of its products to its customers. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the customer receives the benefit of the performance obligation.

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

Long-Lived Assets with Finite Lives

We review long-lived assets with finite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. An asset is considered to be impaired when its carrying amount exceeds both the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition and the asset’s fair value. Long-lived assets include property and equipment and finite-lived intangible assets. The amount of impairment loss, if any, is charged by us to current operations.

Indefinite-Lived Intangible Assets

We account for indefinite-lived intangible assets in accordance with accounting guidance that requires indefinite-lived intangible assets be tested annually for impairment and more frequently if events or changes in circumstances indicate that the asset might be impaired. Our annual impairment testing is conducted in the fourth quarter of every year.

We test indefinite-lived intangible assets for impairment by comparing the asset’s fair value to its carrying amount. If the fair value is less than the carrying amount, the excess of the carrying amount over fair value is recognized as an impairment charge and the adjusted carrying amount becomes the asset’s new accounting basis.

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

We recognize interest and penalties, if any, related to uncertain tax positions in interest expense. On a global basis, the open tax years subject to examination by major taxing jurisdictions in which we operate is between 2014 and 2020.

Results of Operations

The following table presents selected consolidated financial information for our Company for the fiscal years ended January 2, 2021 (“fiscal 2020”) and December 28, 2019 (“fiscal 2019”).

	Year ended January 2, 2021		Year Ended December 28, 2019
Net sales	$155,299	100.0%	$173,181	100.0%
Cost of goods sold	104,448	67.3%	118,296	68.3%
Gross profit	50,851	32.7%	54,885	31.7%
General and administrative expenses	29,360	18.9%	34,823	20.1%
Selling expenses	12,574	8.1%	14,540	8.4%
Depreciation and amortization	3,348	2.2%	3,720	2.2%
Impairment of intangible asset	676	0.4%	-	-
Income from operations	4,893	3.1%	1,802	1.0%
Interest expense, net	4,078	2.6%	4,871	2.8%
Loss from extinguishment of debt	1,800	1.2%	-	-
Loss before provision for income taxes	(985)	(0.7)%	(3,069)	(1.8)%
Provision for income taxes	117	(0.1)%	1,095	(0.6)%
Net loss	$(1,102)	(0.8)%	$(4,164)	(2.4)%

Fiscal 2020 Compared with Fiscal 2019

Net sales decreased 10.3% to $155,299 for fiscal 2020 from $173,181 for fiscal 2019 due primarily to the decline in sales to international and mid-tier customers. For fiscal 2020, sales to our top three customers increased by approximately 5.3% over the prior fiscal year and sales increased across several of our product categories including specialty blankets, entertainers and playards. However, these increases were offset by (a) the negative impact of increased tariffs imposed on goods imported into the United States from China that led to higher retail price points, (b) a planned decline due to the restructuring of our international business, (c) a decline in our mid-tier and international sales that were affected by fewer distribution channels as many of these customers were closed for as much as three months as a result of the COVID-19 pandemic, and (d) a continued shift to direct import business.

Cost of goods sold includes the cost of the finished product from suppliers, duties and tariffs on certain imported items, freight-in from suppliers, and miscellaneous charges. The components of cost of goods sold remained substantially the same for fiscal 2020 as compared to fiscal 2019.

Gross profit decreased 7.3% to $50,851 for fiscal 2020 from $54,885 for fiscal 2019, but gross margin increased in fiscal 2020 to 32.7% from fiscal 2019 at 31.7%. Gross profit dollars decreased primarily due to lower sales. Gross profit as a percent of net sales improved primarily due to tariff exclusions on certain gate, bath, and bedrail products that became effective between December 2019 and May 2020 and were retroactive to September 2018 resulting in $2,483 of the tariff refunds as a benefit to cost of sales in the twelve months ending January 2, 2021 compared to a $1,470 benefit to cost of sales in the fourth quarter of 2019. Tariff exclusions received since December 2019 expired in August 2020, however, we have been taking actions that we expect to mitigate the resumption of these tariffs with customer price increases, supplier concessions, and product cost reductions. General and administrative expenses declined 15.7% to $29,360 for fiscal 2020 compared to $34,823 for fiscal 2019 and decreased as a percent of sales to 18.9% for fiscal 2020 from 20.1% for fiscal 2019. The decrease in dollars and as a percent of sales was primarily attributable to restructuring initiatives implemented in the first quarter of 2020 that included a reduction in work force and other cost reductions partially offset by severance and other restructuring costs.

Selling expenses decreased by 13.5% to $12,574 for fiscal 2020 from $14,540 for fiscal 2019 and as a percent of sales to 8.1% for fiscal 2020 from 8.4% for fiscal 2019. The decrease in selling expense dollars was primarily due to lower net sales, lower cooperative advertising and freight out costs, an increase in direct import sales and the strategic restructuring of our international business. The decrease as a percentage of net sales is primarily attributable to a decrease in freight expense which is the result of a shift in our distribution model and a change in customer mix. The distribution model change included transitioning more sales to direct import and the restructuring of our international business. The customer mix change is the result of a lower level of business with international customers, mid-tier customers and our direct to consumer business.

Depreciation and amortization decreased to $3,348 for fiscal 2020 from $3,720 in fiscal 2019. In the fourth quarter, the Company also recorded an asset impairment charge of $676, representing the remaining unamortized balance of the definite-lived asset related to the Company’s Born Free Holding Limited (BFH) trademarks. This intangible asset was determined to have a carrying value that was non-recoverable. The determination resulted from the Company’s decision to dissolve the BFH entity which was completed in December 2020. The Company also considered whether other long-lived assets in other asset groups were impaired and concluded that they were not. No other impairment was recorded. Capital expenditures decreased in fiscal 2020 to $1,258 from $1,991 in fiscal 2019.

Net interest expense decreased 16.3% to $4,078 for fiscal 2020 from $4,871 in fiscal 2019. Interest expense decreased primarily as a result of lower debt levels during fiscal 2020 compared to fiscal 2019, but also as a result of lower interest rates in the fourth quarter of 2020 from the Loan Agreement described below, which we entered into in the fourth quarter of 2020, partly offset by the write-off of $266 of previously unamortized financing fees associated with the reduction in the total revolver commitments under the Company’s Bank of America credit facility in March 2020 and a $1,800 loss from the extinguishment of debt.

For fiscal 2020, we recorded a $117 tax provision on $985 of pretax loss for the period. The tax provision for fiscal 2020 included a $7,435 federal benefit for the worthless stock loss of BFH, as well as a net $236 decrease in valuation allowance for nondeductible interest expense, a $273 decrease in valuation allowance against our state research and development tax credit deferred tax asset, and a $253 valuation allowance against foreign subsidiary net operating loss deferred tax assets, offset by a $7,543 provision for uncertain tax positions. The uncertain tax position provision relates to the worthless stock loss benefit noted above. Due to the uncertain nature of worthless stock deductions, we determined the associated tax benefit to be an uncertain tax position and accordingly, we have fully reserved for the tax benefit. This tax position may be subject to audit and future adjustment by the IRS, which could result in a reversal of none, part, or all of the income tax benefit or could result in a benefit higher than the net amount recorded. If the IRS rejects or reduces the amount of the income tax benefit related to the worthless stock loss, we may have to pay additional cash income taxes, which could adversely affect our results of operations, financial condition, and cash flows. We cannot guarantee what the ultimate outcome or amount of the benefit we receive, if any, will be.

The tax provision for fiscal 2019 included a $191 adjustment for the forfeiture of unexercised stock options as well as a $911 valuation allowance for nondeductible interest expense and a $333 valuation allowance against our United Kingdom subsidiary’s net operating loss deferred tax asset that were instituted until such time as we were able to demonstrate it is more likely than not that those assets would be used in the near future.

Liquidity and Capital Resources

Cash Flows

We fund our operations and working capital needs through cash generated from operations and borrowings under our credit facility.

In our typical operational cash flow cycle, inventory is purchased in U.S. dollars to meet expected demand plus a safety stock. The majority of our suppliers are based in Asia and such inventory typically takes from three to four weeks to arrive at the various distribution points we maintain in the United States and Canada. Payment terms for these vendors are approximately 60-75 days from the date the product ships from Asia and therefore we are generally paying for the product a short time after it is physically received in the United States. In turn, sales to customers generally have payment terms of 60 days, resulting in an accounts receivable and increasing the amount of cash required to fund working capital. To bridge the gap between paying our suppliers and receiving payment from our customers for goods sold, we rely on our credit facility.

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

For fiscal 2020, net cash provided by operating activities was approximately $17,607 generated primarily from operating performance and improved working capital efficiency. For fiscal 2019, net cash provided by operating activities was approximately $2,197 generated primarily from operating performance, including a reduction in inventory.

For fiscal 2020, net cash used in investing activities was approximately $1,278. For fiscal 2019, net cash used in investing activities was approximately $2,326. The decline in the use of cash in investing activities was primarily attributable to a reduction in capital expenditures in fiscal 2020.

For fiscal 2020, net cash used in financing activities was approximately $16,644, representing a significant net paydown of funded debt. For fiscal 2019, net cash provided by financing activities was approximately $57 which represented a net draw on our revolving credit facility.

Based primarily on the above factors, net cash increased for fiscal 2020 by $115, resulting in a cash balance of approximately $510 at fiscal year end.

The following table summarizes our significant contractual commitments at fiscal 2020 year end:

		Payment Due by Fiscal Period
Contractual Obligations	Total	2021	2022	2023	2024	2025	2026 and beyond
Revolving Facility	$21,467	—	—	—	—	$21,467	—
Term Loan Facility	7,125	1,500	1,125	1,500	1,500	1,500	—
FILO Loan	2,344	625	469	625	625	—	—
PPP Loan	1,956	98	391	391	391	391	294
Estimated future interest payments on Revolving Facility	2,666	601	601	601	601	262	—
Estimated future interest payments on Term Loan Facility	663	237	189	136	87	14	—
Estimated future interest payments on FILO Loan Facility	173	74	54	34	11	—	—
Operating leases	4,088	2,491	635	473	325	164	—
Total contractual cash obligations	$40,482	$5,626	$3,464	$3,760	$3,540	$23,798	$294

Estimated future interest payments on our Revolving Facility and Term Loan Facility are based upon the interest rates in effect at January 2, 2021.

Capital Resources

In addition to operating cash flow, we also rely on our asset-based revolving credit facility and FILO loan with Bank of America, N.A. to meet our financing requirements, which are subject to changes in our inventory and account receivable levels. We regularly evaluate market conditions, our liquidity profile, and various financing alternatives for opportunities to enhance our capital structure.

If we are unable to meet our current financial projections, do not adequately control expenses, or adjust our operations accordingly, we may experience constraints on our liquidity and may not meet the financial and other covenants under our revolving credit facility and FILO loan agreement, which could impact our availability. There is no assurance that we will meet all of our financial or other covenants in the future, or that our lender will grant waivers or agree to amend the terms of our agreement if there are covenant violations. In such case, we may be required to seek to raise additional funds through debt or equity financings, restructure our existing debt, engage in strategic collaborations, and/or a strategic transaction that is in the best interest of our stockholders. Any such financing or strategic transaction could result in significant dilution to our existing stockholders, depending on the terms of the transaction. If we are unable to identify a strategic transaction, raise additional funds, and/or restructure our existing debt, our operations could be limited and we may not be able to meet all of our obligations under our revolving credit facility and FILO loan agreement.

Based on past performance and current expectations, we believe that our anticipated cash flow from operations and availability under our existing credit facilities are sufficient to fund our working capital, capital expenditures and debt service requirements for at least the next 12 months.

Loan Agreement with BofA

We and our wholly owned subsidiary, Summer Infant (USA), Inc., are parties to a Third Amended and Restated Loan and Security Agreement (the “Loan Agreement”) with Bank of America, N.A., as agent, that provides for (i) a $40,000 asset-based revolving credit facility, with a $5,000 unused letter of credit sub-line facility as of January 2, 2021, (ii) a $7,500 term loan and (iii) a $2,500 FILO (first-in, last-out) loan. The Loan Agreement replaced our prior credit facility with BofA and term loan with Pathlight Capital. As of January 2, 2021 the outstanding revolving credit facility, FILO and term loan balances were $21,467, $2,344 and $7,125, respectively.

Pursuant to the Loan Agreement, total borrowing capacity under the revolving credit facility is based on a borrowing base, which is generally defined as 85% of eligible receivables plus the lesser of (i) 70% of the value of eligible inventory (subject to certain limitations) or (ii) 85% of the net orderly liquidation value of eligible inventory, less applicable reserves. The scheduled maturity date of the loans under the revolving credit facility is October 15, 2025 (subject to customary early termination provisions). Loans under the revolving credit facility bear interest, at our option, at a base rate or at LIBOR, plus applicable margins based on average quarterly availability. Interest payments are due monthly, payable in arrears. We are also required to pay an annual non-use fee on unused amounts under the revolving credit facility, as well as other customary fees as are set forth in the Loan Agreement. As of January 2, 2021, the interest rate on LIBOR based revolver loans and on base rate revolver loans was 2.625% and 4.500%, respectively.

The principal of the term loan is to be repaid, on a quarterly basis, in installments of $375, until paid in full on termination and subject to mandatory repayment in certain circumstances. The scheduled maturity date of the term loan is October 15, 2025 or earlier, if the revolving credit facility is terminated. The term loan bears interest, at our option, at a base rate or at LIBOR, plus applicable margins, and interest payments are due monthly, in arrears. As of January 2, 2021, the interest rate on LIBOR based term loans and on base rate term loans was 3.875% and 5.75%%, respectively.

The total borrowing capacity under the FILO loan is the lesser of (i) the then applicable aggregate FILO commitment amount and (ii) a borrowing base, generally defined as a specific percentage of the value of eligible accounts, plus a specified percentage of the value of eligible inventory. The aggregate FILO commitment amount will be proportionately reduced each quarter until the FILO loan is terminated at maturity on October 15, 2024. There can be no voluntary repayment on the FILO loan as long as there are loans outstanding under the revolving credit facility, unless (i) there is an overadvance under the FILO loan, or (ii) such prepayment is accompanied by a permanent dollar for dollar reduction in the aggregate FILO commitment amount such that, after giving effect to such prepayment and reduction, the outstanding principal amount of the FILO loan is equal to but does not exceed the lesser of (A) the aggregate FILO commitment amount and (B) the FILO borrowing base. The FILO loan bears interest, at our option, at a base rate or at LIBOR, plus applicable margins, and interest payments are due monthly, in arrears. As of January 2, 2021, the interest rate on LIBOR based FILO loans and on base rate FILO loans was 3.625%% and 5.50%%, respectively.

All obligations under the Loan Agreement are secured by substantially all the assets of the Company, and our subsidiaries, Summer Infant Canada Limited and Summer Infant Europe Limited, are guarantors under the Loan Agreement. The Loan Agreement contains customary affirmative and negative covenants. Among other restrictions, we are restricted in our ability to incur additional debt, make acquisitions or investments, dispose of assets, or make distributions unless in each case certain conditions are satisfied. Until the term loan and FILO loan have been repaid in full, we must maintain a fixed charge coverage ratio at the end of each fiscal month of at least 1.00 to 1.00 for the twelve-month period then ended. After the term loan and FILO loan have been repaid in full, we will be required to maintain the fixed charge coverage ratio if availability falls below $5,000.

The Loan Agreement also contains customary events of default, including if we fail to comply with any required financial covenants, if there is an event of default under the PPP Loan (described below) and the occurrence of a change of control. In the event of a default, all of the obligations under the Loan Agreement may be declared immediately due and payable. For certain events of default relating to insolvency and receivership, all outstanding obligations become due and payable.

For additional information on the Loan Agreement, please see Note 5 to our consolidated financial statements included in this Annual Report on Form 10-K.

PPP Loan

In 2020, we applied for and received loan proceeds of $1,956 (the “PPP Loan”) pursuant to the Paycheck Protection Program (“PPP”) administered by the U.S. Small Business Administration under the U.S. CARES Act. The PPP Loan, which was in the form of a promissory note (the “PPP Note”), between the Company and BofA, as the lender, matures on July 27, 2025 and bears interest at a fixed rate of 1% per annum.  Monthly principal and interest payments are deferred until (i) the date on which the amount of forgiveness is remitted to the Company’s lender, (ii) the date on which the Company’s lender provides notice that the Company is not entitled to loan forgiveness, and (iii) if a borrower does not apply for loan forgiveness, 10 months after the date of the loan forgiveness covered period.  The Company may voluntarily prepay the borrowings in full with no associated penalty or premium. Under the terms of the PPP, the principal and interest may be forgiven if the PPP Loan proceeds are used for qualifying expenses, including payroll costs, rent and utility costs. The PPP Note contains customary representations, warranties, and covenants for this type of transaction, including customary events of default relating to, among other things, payment defaults and breaches of representations and warranties or other provisions of the PPP Note. The occurrence of an event of default may result in, among other things, the Company becoming obligated to repay all amounts outstanding under the PPP Note. On February 18, 2021, the Company applied for full forgiveness of the PPP loan through Bank of America and the application is currently under review by Bank of America.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the year ended January 2, 2021 or the year ended December 28, 2019.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 requires lessees to recognize most leases on their balance sheet as a right-of-use asset and a lease liability. Leases are classified as either operating or finance, and classification is based on criteria similar to past lease accounting, but without explicit bright lines. In July 2018, the FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases” (“ASU 2018-10”), which provides narrow amendments to clarify how to apply certain aspects of the new lease standard, and ASU No. 2018-11, “Leases (Topic 842)—Targeted Improvements” (ASU 2018-11), which addresses implementation issues related to the new lease standard. The guidance became effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years.

The Company adopted the standard on the effective date of December 30, 2018 by applying the new lease requirements at the effective date. The Company also elected the package of practical expedients permitted under the transition guidance within the new standard, which, among other things, allows the Company to carry forward the historical lease classification. The impact of the adoption of ASC 842-Leases (“ASC 842”) on the consolidated balance sheet on the date of adoption was an increase of $6,411 in assets and an increase of $7,037 of liabilities for the recognition of right-of-use assets and lease liabilities. The adoption of ASC 842 was immaterial to the consolidated results of operations and cash flows.

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

Special Note Regarding Forward Looking Statements

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements concern management’s current assumptions, estimates, beliefs, plans, strategies and expectations and anticipated events or trends and similar expressions concerning matters that are not historical facts. Such forward-looking information may be identified by terms such as “expect,” “anticipate,” “believe,” “outlook,” “may,” “estimate,” “should,” “predict” and similar terms or variations thereof, and includes statements regarding our expectations with respect to our roadmap for sustainable growth in 2021 and beyond, our strategic priorities, our efforts to mitigate the impact of tariffs, the benefits of and savings from our restructuring initiatives, the ongoing impact of the coronavirus pandemic on our business as well as the US and global economies, our liquidity for the next 12 months, and expected trends and product offerings in 2021. These statements are based on a series of expectations, assumptions, estimates and projections about our Company, are not guarantees of future results or performance, and involve significant risks, uncertainties and other factors, including assumptions and projections, for all forward periods. Our actual results may differ materially from any future results expressed or implied by such forward-looking statements. Such factors include, among others, the following:

•	the widespread nature of the COVID-19 pandemic;

•	the impact of increased tariffs, additional tariffs or import or export taxes on the cost of our products and therefore demand for our products;

•	the concentration of our business with certain retail customers who may change their purchasing policies or suffer liquidity problems or bankruptcy;

•	our ability to compete by introducing new products or enhancing existing products that satisfy consumer preferences;

•	our ability to develop and introduce new products in a timely and cost effective manner;

•	our ability to compete effectively with larger and smaller companies that have more financial resources and greater e-commerce presence than us;

•	our ability to implement and to achieve the expected benefits and savings of our restructuring initiatives;

•	our ability to manage inventory levels and meet customer demand;

•	our ability to maintain sufficient availability under and to comply with financial and other covenants in our loan agreement;

•	our ability to manage our debt to provide additional liquidity to support growth;

•	our ability to obtain forgiveness of our outstanding PPP loan;

•	our reliance on foreign suppliers and potential disruption in foreign markets in which we operate;

•	increases in the cost of raw materials used to manufacture our products;

•	increases in the costs and availability as it relates to shipping and transporting our products from manufacturers to the Company and from the Company to our customers;

•	our ability to protect our intellectual property;

•	compliance with safety and testing regulations for our products;

•	product liability claims arising from use of our products;

•	potential exposure to greater than anticipated tax liabilities;

•	an impairment of other intangible assets; and

•	any failure, inadequacy or interruption of our information technology systems resulting from cyberattacks or other failures that may disrupt our operations and lead to disclosure of confidential or proprietary data.

The foregoing list of important factors does not include all such factors, nor necessarily present them in order of importance. In addition, please refer to the “Risk Factors” section of this report for additional information regarding factors that could affect our results of operations, financial condition and liquidity.

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

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

  None.

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of January 2, 2021. Our principal executive officer and principal financial officer have concluded, based on their evaluation, that our disclosure controls and procedures were effective as of January 2, 2021.

(b)	Management’s Report on Internal Control over Financial Reporting

Management of our Company is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rule 13a-15(f) under the Exchange Act, internal control over financial reporting is a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. It includes those policies and procedures that:

1)       Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of a company;

2)       Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of a company are being made only in accordance with authorizations of management and the board of directors of the company; and

3)       Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of a company’s assets that could have a material effect on its financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management has used the criteria established in the 2013 “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”) to evaluate the effectiveness of the Company’s internal control over financial reporting.

Management of the Company conducted an evaluation of the effectiveness, as of January 2, 2021, of the Company’s internal control over financial reporting and based on its evaluation under the COSO Framework, management has concluded that the Company’s internal control over financial reporting was effective as of January 2, 2021.

(c)	Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended January 2, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

The Company currently anticipates that its 2021 annual meeting of stockholders (the “2021 Annual Meeting”) will be held on May 19, 2021. Because the date of the 2021 Annual Meeting represents a change of more than 30 days from the anniversary of the Company’s 2020 annual meeting of stockholders, in accordance with Rule 14a-5(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is informing stockholders of this change.

The time and location of the 2021 Annual Meeting will be specified in the Company’s proxy statement for the 2021 Annual Meeting. Pursuant to Rule 14a-8 under the Exchange Act, a stockholder intending to present a proposal to be included in the proxy statement for the 2021 Annual Meeting must deliver a proposal in writing to our principal executive offices no later than a reasonable time before we begin to print and mail the proxy materials for the 2021 Annual Meeting. Such proposal must also comply with the applicable requirements as to form and substance established by the Securities and Exchange Commission if those proposals are to be included in the proxy statement and form of proxy. Accordingly, the deadline for submission of proposals to be included in the proxy statement for the 2021 Annual Meeting is March 31, 2021.

The Company’s Bylaws set forth advance notice procedures with regard to other stockholder proposals, including nominations for the election of directors and business proposals to be brought before an annual meeting of stockholders by any stockholder (other than matters included in our proxy materials in accordance with Rule 14a-8 under the Exchange Act). With respect to the 2021 Annual Meeting, such notice will be considered timely if we receive notice of such proposed director nomination or the proposal of other business at our corporate offices in Woonsocket, Rhode Island, not later than the close of business on March 31, 2021.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information relating to directors, director nominees and executive officers of the Company is set forth in our definitive Proxy Statement to be filed with the SEC in connection with our 2021 Annual Meeting of Stockholders (the “2021 Proxy Statement”) and is incorporated herein by reference.

The information relating to Section 16(a) beneficial ownership reporting compliance is set forth in the 2021 Proxy Statement and is incorporated herein by reference.

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

The information relating to the Company’s Audit Committee and its designated audit committee financial expert is set forth in the 2021 Proxy Statement and is incorporated herein by reference.

The information concerning procedures by which stockholders may recommend director nominees is set forth in the 2021 Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation

The information relating to executive compensation and the Company’s Compensation Committee is set forth in the 2021 Proxy Statement and is incorporated herein by reference, provided that the information under the caption “Compensation Committee Report” shall be deemed “furnished” and shall not be deemed “filed” with this report, not deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, except only as may be expressly set forth in any such filing by specific reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information relating to security ownership of management, certain beneficial owners, and the Company’s equity plans is set forth in the 2021 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information relating to certain relationships and related party transactions and director independence is set forth in the 2021 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information relating to the independent registered public accounting firm fees and services and the Company’s pre-approval policies and procedures for audit and non-audit services provided by such accounting firm is set forth in the 2021 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	(1)	Financial Statements

The list of consolidated financial statements and notes required by this Item 15(a)(1) is set forth in the “Index to Financial Statements” on page F-1 of this Annual Report on Form 10-K.

(2)	Financial Statement Schedules

All schedules have been omitted because the required information is included in the financial statements or notes thereto.

(3)	Exhibits

The exhibits required by Item 601 of Regulation S-K and Item 15(b) are listed in the “Index to Exhibits” below.

(b)	Exhibits

The exhibits listed in the “Index to Exhibits” below are filed as part of this Annual Report on Form 10-K.

Item 16. Form 10-K Summary

Not applicable.

Index to Exhibits

Exhibit No.	Description
2.1	Agreement and Plans of Reorganization, dated as of September 1, 2006, by and among KBL Healthcare Acquisition Corp. II, and its wholly owned subsidiary, SII Acquisition Inc., and Summer Infant, Inc., Summer Infant Europe Limited, Summer Infant Asia, Ltd. and their respective stockholders (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 5, 2006)
2.2	Purchase and Sale Agreement, dated March 24, 2009, between Summer Infant (USA), Inc. and Faith Realty II, LLC (Incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q/A filed on August 18, 2009)
2.3	Lease Agreement, dated March 24, 2009, between Summer Infant (USA), Inc. and Faith Realty II, LLC (Incorporated by reference to Exhibit 2.2 to the Registrant’s Quarterly Report on Form 10-Q/A filed on August 18, 2009)
2.4	Stock Purchase Agreement, dated as of March 24, 2011, by and among the Registrant, Summer Infant (USA), Inc., Born Free Holdings Ltd., and each stockholder of Born Free Holdings Ltd. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on March 28, 2011)
3.1	Amended and Restated Certificate of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K filed on March 18, 2020)
3.2	Amended and Restated Bylaws, as amended through May 5, 2016 (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 9, 2016)
4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-A filed on March 6, 2007)
4.2	Description of Registrant’s Securities (Incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K filed on March 18, 2020)
10.1	Registration Rights Agreement by and among the Registrant, Jason Macari and Steven Gibree (Incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed on September 5, 2006)
10.2*	2006 Performance Equity Plan (Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 29, 2008, SEC File No. 001-33346)
10.3	Third Amended and Restated Loan and Security Agreement, dated as of October 15, 2020, among Summer Infant, Inc. and Summer Infant (USA), Inc., as borrowers, the guarantors from time to time party thereto, the financial institutions from time to time party thereto as lenders, and Bank of America, N.A., as agent and security trustee for the lenders (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 16, 2020)
10.4*	2012 Incentive Compensation Plan, as amended (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 5, 2015)
10.5*	Summer Infant, Inc. Form of Indemnification Agreement (for officers and directors) (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on January 17, 2014, SEC File No. 001-33346)
10.6	Amendment to Lease, dated May 13, 2015, by and between Faith Realty II, LLC and Summer Infant (USA), Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 19, 2015)
10.7	Second Amendment to Lease, dated January 22, 2018, by and between Faith Realty II, LLC and Summer Infant (USA), Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 26, 2018)
10.8	Third Amendment to Lease, dated April 24, 2020, by and between Faith Realty II, LLC and Summer Infant (USA), Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 30, 2020)
10.9*	Summer Infant, Inc. Change in Control Plan (as amended through May 11, 2020) (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 11, 2020)
10.10	Engagement Letter, effective as of December 9, 2019, between Summer Infant, Inc. and Winter Harbor LLC (Incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K filed on March 18, 2020

10.11**	Amendment to Engagement Letter, dated February 28, 2020, between Summer Infant, Inc. and Winter Harbor LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 12, 2020)
10.12	Second Amendment to Engagement Letter, effective as of November 30, 2020, between Summer Infant, Inc. and Winter Harbor LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 1, 2020)
10.13	Letter Agreement, dated May 12, 2020, among Edmund J. Schwartz, Summer Infant, Inc. and Summer Infant (USA), Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 1, 2020)
10.14	Amendment, dated September 29, 2020, to Letter Agreement among Edmund J. Schwartz, Summer Infant, Inc. and Summer Infant (USA), Inc. dated May 12, 2020 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 1, 2020)
21.1+	List of Subsidiaries
23.1+	Consent of Independent Registered Public Accounting Firm
31.1+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.

**	Portions of this Exhibit have been omitted pursuant to a grant of confidential treatment.

+	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 16th day of March, 2021.

SUMMER INFANT, INC.

By:	/s/ EDMUND SCHWARTZ Edmund Schwartz Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Stuart Noyes Stuart Noyes	Chief Executive Officer (Principal Executive Officer) and Director	March 16, 2021

/s/ Edmund Schwartz Edmund Schwartz	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2021

/s/ Robin Marino Robin Marino	Chairwoman of the Board	March 16, 2021

/s/ Evelyn D’An Evelyn D’An	Director	March 16, 2021

/s/ Alan Mustacchi Alan Mustacchi	Director	March 16, 2021

/s/ Andrew W. Train Andrew W. Train	Director	March 16, 2021

/s/ Stephen Zelkowicz Stephen Zelkowicz	Director	March 16, 2021

Summer Infant, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Summer Infant Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Summer Infant, Inc. and its subsidiaries (the Company) as of January 2, 2021 and December 28, 2019, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 2, 2021 and December 28, 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Indefinite-lived Trade Name Impairment Assessment

As described in Notes 1 and 4 to the consolidated financial statements, the Company’s indefinite-lived trade name balance was $8,400,000 as of January 2, 2021. Indefinite-lived intangible assets are tested for impairment annually during the fourth fiscal quarter and whenever events or circumstances may indicate that an impairment has occurred. The fair value of the indefinite-lived trade name is generally estimated using discounted cash flow methodologies. The discounted cash flow methodology requires significant judgment, including estimation of future revenue, which is dependent on internal forecasts, the estimation of the long-term revenue growth rate of the Company’s business, the determination of the Company’s weighted average cost of capital, and royalty rates.

We identified the Company’s indefinite-lived trade name impairment assessment as a critical audit matter because of the significant assumptions and judgments made by management when estimating the fair value of the indefinite-lived trade name. Auditing management’s assumptions and judgments regarding future revenues, the weighted average cost of capital, and the royalty rate involved a high degree of auditor judgment and an increased effort, including the use of our valuation specialists.

Our audit procedures related to future revenues, royalty rate, and the weighted average cost of capital utilized in the valuation of the Company’s indefinite-lived trade name included the following, among others:

-	With the assistance of our valuation specialists, we evaluated the reasonableness of the weighted average cost of capital and tested the relevance and reliability of source information underlying the determination of the rates, tested the mathematical accuracy of the calculation, and evaluated the reasonableness of the royalty rate selected by management.
-	We evaluated the reasonableness of future revenues by:
o	Comparing management’s forecasts to historical results for the Company.
o	Comparing management’s forecasts to third-party industry data.
-	We evaluated the impact of changes to revenue forecasts and revenue growth rates on the fair value of the indefinite-lived trade name.

Deferred Tax Asset Valuation Allowance and Uncertain Tax Position

As described in Note 6 to the consolidated financial statements, the Company’s gross deferred tax asset and valuation allowance was $5,700,000 and $4,700,000, respectively, as of January 2, 2021. The Company recognizes deferred income taxes for differences between the financial reporting and tax basis of assets and liabilities. Deferred tax assets include loss and credit carryforwards and are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion of the deferred tax assets will not be realized. The Company regularly reviews the deferred tax assets for recoverability considering historical profitability, projected taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies.

The principal considerations for our determination that performing procedures relating to management’s determination of the value of deferred tax assets is a critical audit matter are that there is significant judgment by management in the determination that it is more likely than not that sufficient taxable income will be generated to realize deferred tax assets and in the recognition of potential uncertain tax positions, and auditing the valuation of deferred tax assets involved especially subjective judgment.

Our audit procedures related to the determination that it is more likely than not that sufficient taxable income will be generated to realize deferred tax assets as well as management’s identification of an uncertain tax position included the following, among others:

-	We evaluated the reasonableness of management’s estimates of future taxable income by considering the weight applied to negative evidence and positive evidence that is objectively verifiable.
-	We evaluated the Company’s “more likely than not” conclusion with regard to deferred tax assets that are considered realizable and recomputed the valuation allowance and uncertain tax position for those that were not considered realizable.
-	We evaluated management’s identification of an uncertain tax position and its application of tax law.
-	We evaluated the Company’s “more likely than not” conclusion with regard to the tax deduction to be taken related to the dissolution of the Company’s Born Free brand.

/s/ RSM US LLP

We have served as the Company's auditor since 2010.

Boston, Massachusetts

March 16, 2021

Summer Infant, Inc. and Subsidiaries

Consolidated Balance Sheets

Note that all amounts presented in the table below are in thousands of U.S. dollars, except share amounts and par value per share.

	January 2, 2021	December 28, 2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$510	$395
Trade receivables, net of allowance for doubtful accounts of $197 and $542 at January 2, 2021 and December 28, 2019, respectively	25,995	32,787
Inventory, net	25,123	28,056
Prepaids and other current assets	1,850	2,946
TOTAL CURRENT ASSETS	53,478	64,184
Property and equipment, net	4,789	8,788
Intangible assets, net	11,739	12,896
Right of use assets, noncurrent	3,625	4,578
Deferred tax assets, net	1,001	996
Other assets	105	101
TOTAL ASSETS	$74,737	$91,543
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$27,986	$25,396
Accrued expenses	6,064	7,289
Lease liabilities, current	2,349	2,495
Current portion of long-term debt	2,125	875
TOTAL CURRENT LIABILITIES	38,524	36,055
Long-term debt, less current portion and unamortized debt issuance costs	27,536	45,359
Lease liabilities, noncurrent	1,493	2,546
Other liabilities	2,064	2,000
TOTAL LIABILITIES	69,617	85,960
STOCKHOLDERS’ EQUITY
Preferred Stock, $0.0001 par value, 1,000,000 authorized, none issued or outstanding at January 2, 2021 and December 28, 2019	—	—
Common Stock $0.0001 par value, authorized, issued and outstanding of 49,000,000, 2,162,459, and 2,132,275 at January 2, 2021 and 49,000,000, 2,138,927, and 2,108,743 at December 28, 2019, respectively	2	2
Treasury Stock at cost (30,184 shares at January 2, 2021 and December 28, 2019)	(1,283)	(1,283)
Additional paid-in capital	77,979	77,715
Accumulated deficit	(70,190)	(69,088)
Accumulated other comprehensive loss	(1,388)	(1,763)
TOTAL STOCKHOLDERS’ EQUITY	5,120	5,583
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$74,737	$91,543

See notes to consolidated financial statements.

Summer Infant, Inc. and Subsidiaries

Consolidated Statements of Operations

Note that all amounts presented in the table below are in thousands of U.S. dollars, except share and per share amounts.

	For the fiscal year ended
	January 2, 2021	December 28, 2019
Net sales	$155,299	$173,181
Cost of goods sold	104,448	118,296
Gross profit	50,851	54,885
General and administrative expenses	29,360	34,823
Selling expenses	12,574	14,540
Depreciation and amortization	3,348	3,720
Impairment of intangible asset	676	-
Operating income	4,893	1,802
Interest expense, net	4,078	4,871
Loss from extinguishment of debt	1,800	-
Loss before provision for income taxes	(985)	(3,069)

Provision for income taxes	117	1,095
Net loss	$(1,102)	$(4,164)
Net loss per share:
BASIC	$(0.52)	$(1.98)
DILUTED	$(0.52)	$(1.98)
Weighted average shares outstanding:
BASIC	2,119,499	2,100,730
DILUTED	2,133,171	2,100,730

See notes to consolidated financial statements.

Summer Infant, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

Note that all amounts presented in the table below are in thousands of U.S. dollars.

	For the fiscal year ended
	January 2, 2021	December 28, 2019
Net loss	$(1,102)	$(4,164)
Other comprehensive loss:
Foreign currency translation adjustments	375	158
Comprehensive loss	$(727)	$(4,006)

See notes to consolidated financial statements.

Summer Infant, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Note that all amounts presented in the table below are in thousands of U.S. dollars.

	For the fiscal year ended
	January 2, 2021	December 28, 2019
Cash flows from operating activities:
Net loss	$(1,102)	$(4,164)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,348	3,720
Impairment of intangible assets	676
Stock-based compensation	253	319
Loss from extinguishment of debt	1,800	—
Amortization of deferred financing costs	651	662
Provision for allowances for doubtful accounts	—	316
Deferred income taxes	5	1,084
Amortization of right to use asset	2,431	1,833
Changes in assets and liabilities
Decrease (increase) in accounts receivable	6,763	(1,583)
Decrease in inventory	2,926	8,328
Decrease in lease liabilities	(2,678)	(1,370)
Decrease (increase) in prepaids and other assets	1,118	(1,939)
Decrease (increase) in other assets	—	(10)
Increase (decrease) in accounts payable and accrued expenses	1,416	(4,999)
Net cash provided by operating activities	17,607	2,197
Cash flows from investing activities:
Acquisitions of property and equipment	(1,258)	(1,991)
Acquisitions of intangible assets	(20)	(335)
Net cash used in investing activities	(1,278)	(2,326)
Cash flows from financing activities:
Repayment of Prior Term Loan Facility	(16,406)	—
Payment of financing fees and other costs	(1,522)	—
Proceeds from New Term Loan Facility	7,500	—
Proceeds from FILO Loan Facility	2,500	—
Repayment of New Term Loan Facility	(375)	(875)
Repayment of FILO Loan Facility	(156)	—
Net borrowings (repayments) on revolving facilities	(10,152)	932
Proceeds from PPP Loan	1,956	—
Issuance of common stock upon exercise of stock options	11	—
Net cash (used in) provided by financing activities	(16,644)	57
Effect of exchange rate changes on cash and cash equivalents	430	(254)
Net increase (decrease) in cash and cash equivalents	115	(326)
Cash and cash equivalents at beginning of year	395	721
Cash and cash equivalents at end of year	$510	$395
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$2,777	$3,781
Cash (refunded) paid during the year for income taxes	$(199)	$7
Supplemental disclosure of non-cash investing and financing activities:
Derecognition of a building sale-leaseback fixed asset, net of depreciation	$2,357	—
Derecognition of a building sale-leaseback financial obligation	$(2,390)	—
Right-of-use asset acquired through new operating lease	$(1,457)	—
Lease liability acquired through new operating lease	$1,457	—

See notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity

For the Fiscal Years Ended January 2, 2021 and December 28, 2019

Note that all amounts presented in the table below are in thousands of U.S. dollars, except share and per share data.

	Common Stock		Additional Paid in	Treasury	Accumulated	Accumulated Comprehensive	Total
	Shares	Amount	Capital	Stock	Deficit	Loss	Equity
Balance at December 29, 2018	2,091,178	$2	$77,396	$(1,283)	$(64,924)	$(1,921)	$9,270
Issuance of common stock upon vesting of restricted shares	17,565
Stock-based compensation			319				319
Net loss for the year					(4,164)		(4,164)
Foreign currency translation adjustment						158	158
Balance at December 28, 2019	2,108,743	$2	$77,715	$(1,283)	$(69,088)	$(1,763)	$5,583
Issuance of common stock upon vesting of restricted shares	20,438
Issuance of common stock upon exercise of stock options	1,474		11				11
Stock-based compensation			253				253
Fractional share issuance upon reverse stock split	1,620
Net loss for the year					(1,102)		(1,102)
Foreign currency translation adjustment						375	375
Balance at January 2, 2021	2,132,275	$2	$77,979	$(1,283)	$(70,190)	$(1,388)	$5,120

See notes to consolidated financial statements.

SUMMER INFANT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The Company designs, markets and distributes branded juvenile safety and convenience products that are sold globally to large national retailers as well as independent retailers, primarily in North America. The Company currently markets its products in several product categories including monitoring, safety, nursery, and baby gear. Most products are sold under our core brand names of Summer™ and SwaddleMe®. When used herein, the terms the “Company,” “we,” “us,” and “our” mean Summer Infant, Inc. and its consolidated subsidiaries.

Reverse Stock Split

On March 13, 2020, the Company completed a reverse stock split and reduced its common stock outstanding by a ratio of one for nine. Per ASC 505-10, if a reverse stock split occurs after the date of the latest reported balance sheet but before the release of the financial statements, then such changes in the capital structure must be given retroactive effect in the balance sheet. As such, the reverse stock split has been retroactively applied to all years reported in these financial statements.

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

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to December 31 of each calendar year. There were fifty three weeks in the fiscal year ended January 2, 2021 and fifty two weeks in the fiscal year ended December 28, 2019.

Reclassification

Previously reported amounts have been revised in the accompanying consolidated statement of cash flows to properly state the 2019 amortization of deferred financing costs. These revisions increased the Company’s net cash provided by operating activities and decreased the Company’s net cash provided by financing activities. Net decrease in cash and cash equivalents remained unchanged.

Summary of Significant Accounting Policies

Revenue Recognition

The Company applies FASB ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). The guidance sets forth a five-step revenue recognition model and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in U.S. GAAP. The underlying principle of the standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects to receive in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance.

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

Changes in the allowance for doubtful accounts are as follows:

	For the fiscal year ended
	January 2, 2021	December 28, 2019
Allowance for doubtful accounts, beginning of period	$542	$304
Charges to (recovery of) costs and expenses	(27)	316
Account write-offs and other	(318)	(78)
Allowance for doubtful accounts, end of period	$197	$542

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

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and lease liabilities in the Company’s consolidated balance sheets.

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

Long-Lived Assets with Finite Lives

The Company reviews long-lived assets with finite lives for impairment on an asset group level whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. An asset is considered to be impaired when its carrying amount exceeds both the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition and the assets’ fair value. Long-lived assets include property and equipment and finite-lived intangible assets. The amount of impairment loss, if any, is charged by the Company to current operations.

Indefinite-Lived Intangible Assets

The Company accounts for intangible assets in accordance with accounting guidance that requires that intangible assets with indefinite useful lives be tested annually for impairment and more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company’s annual impairment testing is conducted in the fourth quarter of every year.

The Company tests indefinite-lived intangible assets for impairment by comparing the asset’s fair value to its carrying amount. If the fair value is less than the carrying amount, the excess of the carrying amount over fair value is recognized as an impairment charge and the adjusted carrying amount becomes the assets’ new cost basis.

Management also evaluates the remaining useful life of an intangible asset that is not being amortized each reporting period to determine whether events and circumstances continue to support an indefinite useful life. If an intangible asset that is not being amortized is subsequently determined to have a finite useful life, it is amortized prospectively over its estimated remaining useful life.

Fair Value Measurements

The Company follows ASC 820, “Fair Value Measurements and Disclosures” which includes a framework for measuring fair value and expanded related disclosures. Broadly, the framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The standard established a three-level valuation hierarchy based upon observable and non-observable inputs.

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

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and short and long-term borrowings. Because of their short maturity, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value. The carrying value of the Company’s debt approximates fair value since the stated rate is similar to rates currently available to the Company for debt with similar terms and remaining maturities.

The Company’s assets measured at fair value on a nonrecurring basis include long-lived assets and finite-lived intangibles. The Company tests its indefinite-lived assets for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable or that the carrying value may exceed its fair value. The resulting fair value measurements are considered to be Level 3 inputs. During the fourth quarter of fiscal 2020, the Company determined that the estimated fair value of a definite-lived asset was non-recoverable and the Company recorded a non-cash impairment charge of $676 which reduced the value of the intangible asset to $0, as more fully described in “Note 4 to the Consolidated Financial Statements-Intangible Assets.” The Company did not record an impairment charge in fiscal 2019.

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

Translation of Foreign Currencies

Assets and liabilities of the Company’s foreign subsidiaries whose functional currency is its local currency, are translated into U.S. dollars at the exchange rate in effect at the end of the quarter and the income and expense accounts of these affiliates have been translated at average rates prevailing during each respective quarter. Resulting translation adjustments are made to a separate component of stockholders’ equity within accumulated other comprehensive loss. Assets and liabilities of the Company’s foreign subsidiaries whose functional currency is the U.S. dollar are remeasured into U.S. dollars at their historical rates or the exchange rate in effect at the end of the quarter and the income and expense accounts of these affiliates have been remeasured at average rates prevailing during each respective quarter. Resulting remeasurement adjustments are made to the consolidated statement of operations. Foreign exchange transaction gains and losses are included in the accompanying interim consolidated statement of operations.

Shipping Costs

Shipping costs to customers are included in selling expenses and amounted to approximately $2,485 and $3,509 for the fiscal years ended January 2, 2021 and December 28, 2019, respectively.

Advertising Costs

The Company charges advertising costs to selling expense as incurred. Advertising expense, which consists primarily of promotional and cooperative advertising allowances provided to customers, was approximately $9,215 and $10,379 for the fiscal years ended January 2, 2021 and December 28, 2019, respectively.

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

Net Income/Loss Per Share

Basic income or loss per share for the Company is computed by dividing net income or loss by the weighted-average number of shares of common stock outstanding during the period. Diluted income or loss per share includes the dilutive impact of outstanding stock options and unvested restricted shares.

Diluted income/loss per share for the Company is computed by dividing net income/loss by the dilutive weighted average shares outstanding which includes: the dilutive impact (using the “treasury stock” method) of “in the money” stock options and unvested restricted shares issued to employees. Options to purchase 52,272 and 101,320 shares of the Company’s common stock and 9,662 and 22,392 of restricted shares were not included in the calculation, due to the fact that these instruments were anti-dilutive for the fiscal years ended January 2, 2021 and December 28, 2019, respectively.

New Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 requires lessees to recognize most leases on their balance sheet as a right-of-use asset and a lease liability. Leases are classified as either operating or finance, and classification is based on criteria similar to past lease accounting, but without explicit bright lines. In July 2018, the FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases” (“ASU 2018-10”), which provides narrow amendments to clarify how to apply certain aspects of the new lease standard, and ASU No. 2018-11, “Leases (Topic 842)—Targeted Improvements” (ASU 2018-11), which addresses implementation issues related to the new lease standard. The guidance became effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years.

The Company adopted the standard on the effective date of December 30, 2018 by applying the new lease requirements at the effective date. The Company also elected the package of practical expedients permitted under the transition guidance within the new standard, which, among other things, allows the Company to carry forward the historical lease classification. The impact of the adoption of ASC 842-Leases (“ASC 842”) on the consolidated balance sheet on the date of adoption was an increase of $6,411 in assets and an increase of $7,037 of liabilities for the recognition of right-of-use assets and lease liabilities. The adoption of ASC 842 was immaterial to the consolidated results of operations and cash flows.

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

2021 Plan and COVID-19 Pandemic

The Company believes that its existing plan will generate sufficient cash which, along with its existing cash and availability under its facilities, will enable it to fund operations through at least the next 12 months. However, should the Company require additional cash, or should the impact from the COVID-19 pandemic discussed below be more severe than expected, the Company would identify other cost reductions or seek additional resources.  Beginning in the first quarter of 2020, the COVID-19 pandemic negatively impacted the macroeconomic environment in the United States and globally, and the Company’s business.

While our products are considered “essential” and our distribution center located in California continues to operate, some of our customers have been impacted and we have and may continue to see supply chain disruption.  The ultimate impact of the COVID-19 pandemic will depend on numerous evolving factors that the Company may not be able to accurately predict, including the duration and extent of the pandemic, the impact of federal, state, local and foreign governmental actions, consumer behavior in response to the pandemic and other economic and operational conditions the Company may face.

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

The following is a table that presents net sales by geographical area:

	For the fiscal year ended
	January 2, 2021	December 28, 2019
United States	$140,173	$148,326
All Other	15,126	24,855
	$155,299	$173,181

All Other consists of Canada, Europe, South America, Mexico, Asia, and the Middle East.

Contract Balances

The Company does not have any contract assets such as work-in-process or contract liabilities such as customer advances. All trade receivables on the Company’s consolidated balance sheet are from contracts with customers.

Contract Costs

Costs incurred to obtain a contract are capitalized unless short term in nature. As a practical expedient, costs to obtain a contract that are short term in nature are expensed as incurred. All contract costs incurred in 2020 and 2019 fall under the provisions of the practical expedient and have therefore been expensed.

3. PROPERTY AND EQUIPMENT

Property and equipment, at cost, consisted of the following:

	For the fiscal year ended
	January 2, 2021	December 28, 2019	Depreciation/ Amortization Period
Computer-related	$4,560	$4,511	5 years
Tools, dies, prototypes, and molds	27,849	27,457	1 - 5 years
Building	-	4,156	30 years
Other	7,671	7,474	1 - 15 years
	40,080	43,598
Less: accumulated depreciation	35,291	34,810
Property and equipment, net	$4,789	$8,788

Property and equipment included amounts acquired under capital leases of approximately $0 and $589 at January 2, 2021 and December 28, 2019, respectively, with related accumulated depreciation of approximately $0 and $115, respectively. Total depreciation expense was $2,847 and $2,982 for the fiscal years ended January 2, 2021 and December 28, 2019, respectively.

In May 2020, the Company entered into a lease agreement amendment related to our headquarters in Woonsocket, Rhode Island. The agreement decreased the leased premises square footage and extended the current term, which was set to end in March 2021 prior to the amendment to June 2025. It additionally granted two 5-year term extension options. The Company was accounting for the lease in Woonsocket as a sale-leaseback with the building on the balance sheet as property and equipment, net and a corresponding financing obligation in long-term liabilities. Upon the execution of the lease amendment, the Company re-assessed the classification of the lease and determined it to be an operating lease, as the criteria for a sale-leaseback had not been met. This resulted in the de-recognition of the building, from property and equipment, of $2,357, net of accumulated depreciation and the addition of a right-of-use asset and corresponding liability of $1,457.

4. INTANGIBLE ASSETS

Intangible assets consisted of the following:

	For the fiscal year ended
	January 2, 2021	December 28, 2019
Brand names	$10,900	$11,819
Patents and licenses	4,125	4,101
Customer relationships	6,946	6,946
Other intangibles	1,882	1,882
	23,853	24,748
Less: accumulated amortization	(12,114)	(11,852)
Intangible assets, net	$11,739	$12,896

The amortization period for the majority of the intangible assets ranges from 5 to 20 years for those assets that have an estimated life; certain assets have indefinite lives (a brand name). Total of intangibles not subject to amortization amounted to $8,400 for the fiscal years ended January 2, 2021 and December 28, 2019.

Amortization expense amounted to $501 and $738 for the fiscal years ended January 2, 2021 and December 28, 2019, respectively. In the fourth quarter, the Company recorded an asset impairment charge of $676 representing the remaining unamortized balance of the definite long-lived asset related to the Company’s Born Free Holdings Limited (BFH) trademarks. This intangible asset was determined to have a carrying value that was non-recoverable. The determination resulted from the Company’s decision to dissolve the BFH entity which was completed in December 2020.

The Company performed its annual indefinite-lived intangible asset impairment analysis in the fourth fiscal quarter. No asset impairment was recorded for the fiscal years ended January 2, 2021 and December 28, 2019.

Estimated amortization expense for the remaining definite-lived assets for the next five years is as follows:

Fiscal Year ending
2021	438
2022	438
2023	438
2024	438
2025	434

5. DEBT

Loan Agreement with Bank of America.

On October 15, 2020, the Company and its wholly owned subsidiary, Summer Infant (USA), Inc., became parties to a Third Amended and Restated Loan and Security Agreement (the “Loan Agreement”) with Bank of America, N.A., as agent, that provides for (i) a $40,000 asset-based revolving credit facility, with a $5,000 unused letter of credit sub-line facility as of January 2, 2021, (ii) a $7,500 term loan and (iii) a $2,500 FILO (first-in, last-out) loan. The Loan Agreement replaced the Company’s prior agreement with BofA and term loan with Pathlight Capital.

Pursuant to the Loan Agreement, total borrowing capacity under the revolving credit facility is based on a borrowing base, which is generally defined as 85% of eligible receivables plus the lesser of (i) 70% of the value of eligible inventory (subject to certain limitations) or (ii) 85% of the net orderly liquidation value of eligible inventory, less applicable reserves. The scheduled maturity date of the loans under the revolving credit facility is October 15, 2025 (subject to customary early termination provisions). Loans under the revolving credit facility bear interest, at the Company’s option, at a base rate or at LIBOR, plus applicable margins based on average quarterly availability. Interest payments are due monthly, payable in arrears. The Company is also required to pay an annual non-use fee on unused amounts under the revolving credit facility, as well as other customary fees as are set forth in the Loan Agreement. As of January 2, 2021, the interest rate was 2.625% on LIBOR based revolver loans. The amount outstanding on the Restated BofA Agreement at January 2, 2021 was $21,467. Total borrowing base at January 2, 2021 was $32,628 and borrowing availability was $11,161.

The principal of the term loan is to be repaid, on a quarterly basis, in installments of $375, until paid in full on termination and subject to mandatory repayment in certain circumstances. The scheduled maturity date of the term loan is October 15, 2025 or earlier, if the revolving credit facility is terminated. The term loan bears interest, at the Company’s option, at a base rate or at LIBOR, plus applicable margins, and interest payments are due monthly, in arrears. As of January 2, 2021, the interest rate on LIBOR based term loans and on base rate term loans was 3.875% and 5.750%, respectively. The amount outstanding on the term loan under the Restated BofA Agreement was $7,125 as of January 2, 2021.

The total borrowing capacity under the FILO loan is the lesser of (i) the then applicable aggregate FILO commitment amount and (ii) a borrowing base, generally defined as a specific percentage of the value of eligible accounts, plus a specified percentage of the value of eligible inventory. The aggregate FILO commitment amount as of January 2, 2021 was $2,344 with no further availability, and such amount will be proportionately reduced each quarter until the FILO loan is terminated at maturity on October 15, 2024. There can be no voluntary repayment on the FILO loan as long as there are loans outstanding under the revolving credit facility, unless (i) there is an overadvance under the FILO loan, or (ii) such prepayment is accompanied by a permanent dollar for dollar reduction in the aggregate FILO commitment amount such that, after giving effect to such prepayment and reduction, the outstanding principal amount of the FILO loan is equal to but does not exceed the lesser of (A) the aggregate FILO commitment amount and (B) the FILO borrowing base. The FILO loan bears interest, at the Company’s option, at a base rate or at LIBOR, plus applicable margins, and interest payments are due monthly, in arrears. As of January 2, 2021, the interest rate on the LIBOR based FILO loans and on base rate FILO loans was 3.625% and 5.500%, respectively.

All obligations under the Loan Agreement are secured by substantially all the assets of the Company, and the Company’s subsidiaries, Summer Infant Canada Limited and Summer Infant Europe Limited, are guarantors under the Loan Agreement. The Loan Agreement contains customary affirmative and negative covenants. Among other restrictions, the Company is restricted in its ability to incur additional debt, make acquisitions or investments, dispose of assets, or make distributions unless in each case certain conditions are satisfied. Until the term loan and FILO loan have been repaid in full, the Company must maintain a fixed charge coverage ratio at the end of each fiscal month of at least 1.00 to 1.00 for the twelve-month period then ended. After the term loan and FILO loan have been repaid in full, the Company will be required to maintain the fixed charge coverage ratio if availability falls below $5,000.

The Loan Agreement also contains customary events of default, including if the Company fails to comply with any required financial covenants, if there is an event of default under the PPP Loan (described below) and the occurrence of a change of control. In the event of a default, all of the obligations under the Loan Agreement may be declared immediately due and payable. For certain events of default relating to insolvency and receivership, all outstanding obligations become due and payable.

As of January 2, 2021, under the Restated BofA Agreement, the interest rate on LIBOR based revolver loans and on base rate revolver loans was 2.625% and 4.500%, respectively. The amount outstanding on the Restated BofA Agreement at January 2, 2021 was $21,467. Total borrowing capacity at January 2, 2021 was $32,628 and borrowing availability was $11,161. The Company has not used any capacity under its letter of credit facility.

Prior Bank of America Credit Facility. On June 28, 2018, the Company and Summer Infant (USA), Inc., as borrowers, entered into a Second Amended and Restated Loan and Security Agreement with Bank of America, N.A., as agent, the financial institutions party to the agreement from time to time as lenders, and certain subsidiaries of the Company as guarantors (as amended, the “Restated BofA Agreement”). The Restated BofA Agreement replaced the Company’s prior credit facility with Bank of America, and provided for an asset-based revolving credit facility, with a $5,000 letter of credit sub-line facility. The total borrowing capacity was based on a borrowing base, which was defined as 85% of eligible receivables plus the lesser of (i) 70% of the value of eligible inventory or (ii) 85% of the net orderly liquidation value of eligible inventory, less applicable reserves. The scheduled maturity date of loans under the Restated BofA Agreement was June 28, 2023 (subject to customary early termination provisions). On October 15, 2020, the Restated BofA Agreement was replaced by the Loan Agreement described above. Loans under the Restated BofA Agreement bore interest, at the Company’s option, at a base rate or at LIBOR, plus applicable margins based on average quarterly availability under the Restated BofA Agreement. Interest payments were due monthly, payable in arrears.

Prior Term Loan Agreement. On June 28, 2018, the Company and Summer Infant (USA), Inc., as borrowers, entered into a Term Loan and Security Agreement (as amended, the “Term Loan Agreement”) with Pathlight Capital LLC, as agent, each lender from time to time a party to the Term Loan Agreement, and certain subsidiaries of the Company as guarantors, providing for a $17,500 term loan (the “Term Loan”).

The principal of the Term Loan was being repaid, on a quarterly basis, in installments of $219, with the first installment having been paid on December 1, 2018, until paid in full on termination, provided that, in connection with the amendments to the Term Loan Agreement, principal payments for March, June and September 2020 were suspended. The Term Loan was repaid in full on October 15, 2020. The refinancing transaction was evaluated to determine the proper accounting treatment for the transaction. Accordingly, debt extinguishment accounting was used to account for the prepayment of the prior term loan facility with Pathlight Capital, LLC, resulting in a loss from the extinguishment of debt of $1,800 for the twelve months ended January 2, 2021.

PPP Loan

On August 3, 2020, the Company received loan proceeds of $1,956 (the “PPP Loan”) pursuant to the Paycheck Protection Program (“PPP”) administered by the U.S. Small Business Administration under the U.S. CARES Act. The PPP Loan, which was in the form of a promissory note (the “PPP Note”), between the Company and BofA, as the lender, matures on July 27, 2025 and bears interest at a fixed rate of 1% per annum. Monthly principal and interest payments are deferred until (i) the date on which the amount of forgiveness is remitted to the Company’s lender, (ii) the date on which the Company’s lender provides notice that the Company is not entitled to loan forgiveness, and (iii) if a borrower does not apply for loan forgiveness, 10 months after the date of the loan forgiveness covered period. The Company may voluntarily prepay the borrowings in full with no associated penalty or premium. Under the terms of the PPP, the principal and interest may be forgiven if the PPP Loan proceeds are used for qualifying expenses, including payroll costs, rent and utility costs. There is no guaranty that all or a portion of this loan will be forgiven. The PPP Note contains customary representations, warranties, and covenants for this type of transaction, including customary events of default relating to, among other things, payment defaults and breaches of representations and warranties or other provisions of the PPP Note. The occurrence of an event of default may result in, among other things, the Company becoming obligated to repay all amounts outstanding under the PPP Note. The PPP Loan balance of $1,956 is included in Other liabilities on the consolidated balance sheet. On February 18, 2021, the Company applied for full forgiveness of the PPP loan through Bank of America and the application is currently under review by Bank of America.

Aggregate maturities of bank debt related to the Loan Agreement and the PPP Loan are as follows:

Fiscal Year ending:
2021	2,223
2022	1,985
2023	2,516
2024	2,516
2025 and beyond	23,652
Total	$32,892

Unamortized debt issuance costs were $1,275 at January 2, 2021 and $2,398 at December 28, 2019, and are presented as a direct deduction of long-term debt on the consolidated balance sheets.

Sale-Leaseback

On March 24, 2009, Summer Infant (USA), Inc., (“Summer USA”) the Company’s wholly owned subsidiary, entered into a definitive agreement with Faith Realty II, LLC, a Rhode Island limited liability company (“Faith Realty”) (the owner of which is Jason Macari, the former Chief Executive Officer, former director of the Company, and current investor), pursuant to which Faith Realty purchased the corporate headquarters of the Company located at 1275 Park East Drive, Woonsocket, Rhode Island (the “Headquarters”), for $4,052 and subsequently leased the Headquarters back to Summer USA for an annual rent of $390 during the initial seven year term of the lease, payable monthly and in advance. The original lease was to expire on the seventh anniversary of its commencement. Mr. Macari had given a personal guarantee to secure the Faith Realty debt on its mortgage; therefore, due to his continuing involvement in the building transaction, the transaction had been recorded as a financing lease, with no gain recognition.

On February 25, 2009, the Company’s Board of Directors (with Mr. Macari abstaining from such action) approved the sale leaseback transaction. In connection therewith, the Board of Directors granted a potential waiver, to the extent necessary, if at all, of the conflict of interest provisions of the Company’s Code of Ethics, effective upon execution of definitive agreements within the parameters approved by the Board. In connection with granting such potential waiver, the Board of Directors engaged independent counsel to review the sale leaseback transaction and an independent appraiser to ascertain (i) the value of the Headquarters and (ii) the market rent for the Headquarters. In reaching its conclusion that the sale leaseback transaction is fair to the Company, the Board of Directors considered a number of factors, including Summer USA’s ability to repurchase the headquarters at 110% of the initial sale price at the end of the initial term. The Company’s Audit Committee approved the sale leaseback transaction (as a related party transaction) and the potential waiver and recommended the matter to a vote of the entire Board of Directors (which approved the transaction).

On May 13, 2015, Summer USA entered into an amendment (the “Amendment”) to its lease dated March 24, 2009 (the “Lease”) with Faith Realty (the “Landlord”). Pursuant to the Amendment, (i) the initial term of the Lease was extended for two additional years, such that the initial term would end on March 31, 2018, and the term of the Lease could be extended at Summer USA’s election for one additional term of three years (rather than five years) upon twelve months’ prior notice, (ii) the annual rent for the last two years of the newly amended initial term was set at $429 and the annual rent for the extension period, if elected, was set at $468 and (iii) the Landlord agreed to provide an aggregate improvement allowance of not more than $78 for the newly amended initial term, to be applied against Summer USA’s monthly rent, and an additional improvement allowance of $234 for the extension term, if elected, to be applied against Summer USA’s monthly rent during such extension term. The Amendment was reviewed and approved by the audit committee because it was a related party transaction.

On January 22, 2018, Summer USA entered into a second amendment (the “Second Amendment”) to the Lease. Pursuant to the Second Amendment, (i) the term of the Lease was extended to March 31, 2021, with no further rights of extension, (ii) the annual rent for the last three years of the newly amended term was set at $468, (iii) Summer USA no longer has the option to purchase the property subject to the Lease and (iv) the Landlord and Summer USA agreed to certain expenses, repairs and modifications to the property that is subject to the Lease. The Second Amendment was reviewed and approved by the audit committee because it was a related party transaction.

At December 28, 2019, approximately $441 of the lease obligation was included in accrued expenses, with the balance of approximately $2,000 included in other liabilities, in the accompanying consolidated balance sheet.

On May 1, 2020, Summer USA entered into a third amendment (the “Third Amendment”) to the Lease. The agreement decreased the leased premises square footage and extended the current term, which was set to end in March 2021 prior to the amendment, to June 2025. It additionally granted two 5-year term extension options. Upon the execution of the lease amendment, the Company re-assessed the classification of the lease and determined it to be an operating lease, as the criteria for a sale-leaseback had not been met. This resulted in the de-recognition of the building of $2,357, net of depreciation and the addition of a right-of-use of $1,457 along with a short-term lease liability and a long-term lease liability for $264 and $1,193, respectively.

6. INCOME TAXES

In December 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) that significantly revised the U.S. tax code effective January 1, 2018 by, among other things, lowering the corporate income tax rate from a top marginal rate of 35% to a flat 21%, limiting deductibility of interest expense and performance based incentive compensation and implementing a territorial tax system. As a result of the Tax Act in the fiscal year ending January 2, 2021 and December 28, 2019 the Company had non-deductible interest for tax purposes resulting in a deferred tax asset in the amount of $1,643 and $1,880 respectively. The Company recorded a valuation allowance on the value of this deferred tax asset until such time as it becomes more likely than not that this asset will be recognized.

The provision (benefit) for income taxes is summarized as follows:

	Fiscal 2020	Fiscal 2019
Current:
Federal	$108	$—
Foreign	2	—
State and local	2	11
Total current	112	11
Deferred:
Federal	(5)	$683
Foreign	6	222
State and local	4	179
Total deferred	5	1,084
Total provision	$117	$1,095

The tax effects of temporary differences that comprise the deferred tax liabilities and assets are as follows:

	January 2, 2021	December 28, 2019
Deferred tax assets:
Accounts receivable	$51	$53
Inventory and Uniform Capitalization reserve	475	506
Interest deduction limitation	1,643	1,880
Lease Liability and accrued expenses	806	1,093
Research and development credit	2,292	2,547
Foreign tax credit	795	795
Net operating loss carry-forward	2,565	2,256
Total deferred tax assets	8,627	9,130
Deferred tax liabilities:
Intangible assets and other	(2,132)	(2,099)
ROU Assets and deferred rent	(833)	(1,036)
Property, plant and equipment	28	(54)
Total deferred tax liabilities	(2,937)	(3,189)
Valuation allowance	(4,689)	(4,945)
Deferred tax liabilities and valuation allowance	(7,626)	(8,134)
Net deferred income tax asset	$1,001	$996

The following reconciles the benefit for income taxes at the U.S. federal income tax statutory rate to the benefit in the consolidated financial statements:

	Fiscal 2020	Fiscal 2019
Tax benefit at statutory rate	$(207)	$(644)
State income taxes, net of U.S. federal income tax benefit	5	150
Adjustment to uncertain tax position	7,543	—
Stock options	5	17
Foreign tax rate differential	2	(5)
Tax credits	258	312
Worthless stock deduction	(7,435)	—
Non-deductible expenses	149	117
Expiration of unexercised stock options	90	191
Increase/(Decrease) in valuation allowance	(255)	927
Other	(38)	30
Total provision	$117	$1,095

The income tax provision for the year ended January 2, 2021 was primarily the result of a deduction related to a worthless stock loss in the Company’s investment in its wholly owned subsidiary, Born Free Holdings Limited (“BFH”), net of reserve for uncertain tax positions. The Company, after analyzing the facts and circumstances, determined to no longer invest in BFH and liquidated the entity. The Company has maintained a permanent investment position and, therefore, has not previously recorded a deferred tax asset for the basis difference in this entity. The original acquisition and financial results of this entity have created an excess of tax basis over the book basis in which the worthless stock that will be deducted for income tax purposes is approximately $26,933, resulting in an estimated net tax benefit of $7,435. The Company analyzed this transaction and determined that this worthless stock deduction qualifies as an ordinary loss. While the Company believes this is a valid income tax deduction, due to the uncertain nature of worthless stock deductions, the Company has determined this tax benefit to be an uncertain tax position. Accordingly, the Company has fully reserved for the tax benefit associated with the worthless stock deduction.

As of January 2, 2021, the Company had approximately $3,807 of US federal and state net operating loss carry forwards (or “NOLs”) to offset future federal taxable income. The federal NOL will begin to expire in 2031 and the state NOL began to expire in 2020. As of January 2, 2021, the Company had approximately $893, $304, $2,776, $644, and $2,165 of NOLs in Canada, Australia, Israel, Asia, and the United Kingdom, respectively, which can be carried forward indefinitely.

Authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported, if based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all evidence, including the Company’s past earnings history and future earnings forecast, management determined that a valuation allowance in the amount of $2,251 at January 2, 2021 and $2,270 at December 28, 2019 relating to certain federal and state tax credits and foreign NOLs was necessary. Due to the Tax Act, the Company determined a valuation allowance in the amount of $2,438 at January 2, 2021 and $2,675 at December 28, 2019 relating to interest deduction limitations and foreign tax credits was necessary.

We apply the accounting guidance in ASC 740 related to accounting for uncertainty in income taxes. Our reserves related to taxes are based on a determination of whether, and how much of, a tax benefit taken by us in our tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit.

A summary of the Company’s adjustment to its uncertain tax positions in fiscal years ended January 2, 2021 and December 28, 2019 is set forth below:

	January 2, 2021	December 28, 2019
Balance, at beginning of the year	$—	$—
Increase for tax positions related to the current year	7,543	—
Balance, at end of year	$7,543	$—

The unrecognized tax benefits mentioned above included an aggregate of $0 of accrued interest and penalty balances related to uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company does not anticipate that its accrual for uncertain tax positions will be reduced by a material amount over the next twelve month period, as it does not expect to settle any potential disputed items with the appropriate taxing authorities nor does it expect the statute of limitations to expire for any items.

The Company is subject to U.S. federal income tax, as well as to income tax of multiple state and foreign tax jurisdictions. On a global basis, the open tax years subject to examination by major taxing jurisdictions in which the Company operates is between two to six years.

7. SHARE BASED COMPENSATION

The Company is currently authorized to issue up to 188,889 shares for equity awards under the Company’s 2012 Incentive Compensation Plan (as amended, “2012 Plan”). Periodically, the Company may also grant equity awards outside of its 2012 Plan as inducement grants for new hires. The Company was authorized to issue up to 333,334 shares for equity awards under its 2006 Performance Equity Plan (“2006 Plan”). In March 2017, the 2006 Plan expired and no additional equity awards can be granted under the 2006 Plan.

Under the 2012 Plan, awards may be granted to participants in the form of non-qualified stock options, incentive stock options, restricted stock, deferred stock, restricted stock units and other stock-based awards. Subject to the provisions of the plans, awards may be granted to employees, officers, directors, advisors and consultants who are deemed to have rendered or are able to render significant services to the Company or its subsidiaries and who are deemed to have contributed or to have the potential to contribute to the Company’s success. The Company accounts for options under the fair value recognition standard. The application of this standard resulted in share-based compensation expense for the twelve months ended January 2, 2021 and December 28, 2019 of $253 and $319, respectively. Share based compensation expense is included in selling, general and administrative expenses.

As of January 2, 2021, there are 64,776 shares available to grant under the 2012 Plan.

Stock Options

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the table below. The Company uses the simplified method to estimate the expected term of the options for grants of “plain vanilla” stock options as prescribed by the Securities and Exchange Commission. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Share-based compensation expense recognized in the consolidated financial statements in fiscal 2019 and 2018 is based on awards that are ultimately expected to vest.

The following table summarizes the weighted average assumptions used for options granted during the fiscal years ended January 2, 2021 and December 28, 2019.

	Fiscal 2020	Fiscal 2019
Expected life (in years)	4.7	5.0
Risk-free interest rate	0.3%	2.3%
Volatility	98.9%	64.2%
Dividend yield	0.0%	0.0%
Forfeiture rate	26.5%	24.2%

The weighted-average grant date fair value of options granted during the year ended January 2, 2021 was $2.61 per share. The weighted-average grant date fair value of options granted during the year ended December 28, 2019 was $3.42 per share.

A summary of the status of the Company’s options as of January 2, 2021 and changes during the year then ended is presented below:

	Number Of Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	101,390	$14.35
Granted	21,433	$3.65
Exercised or released	(1,474)	$7.53
Canceled or forfeited	(60,265)	$14.03
Expired	(445)	$70.11
Outstanding at end of year	60,639	$10.63
Options exercisable at January 2, 2021	28,175	$16.37

Outstanding stock options vested and expected to vest as of January 2, 2021 is 50,094. The intrinsic value of options exercised totaled was $13 and $0 for the fiscal years ended January 2, 2021 and December 28, 2019, respectively.

The following table summarizes information about stock options at January 2, 2021:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Remaining Contractual Life	Weighted Average Exercise Price
$3.51 - $6.00	19,071	8.4	$3.65	139	8.6	$3.51
$6.01 - $9.00	16,154	8.0	$6.66	5,927	7.8	$6.86
$9.01 - $18.00	16,536	6.1	$14.89	13,231	6.0	$15.02
$18.01 - $32.00	8,209	5.0	$22.26	8,209	5.0	$22.26
$32.01 - $66.96	669	0.6	$57.72	669	0.6	$57.72
	60,639	7.1	$10.63	28,175	5.9	$16.37

The aggregate intrinsic value of options outstanding and exercisable at January 2, 2021 and December 28, 2019 are $73 and $0, respectively. As of January 2, 2021, there was approximately $48 of unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.5 years.

Restricted Stock Awards

Restricted stock awards require no payment from the grantee. The related compensation cost of each award is calculated using the market price on the grant date and is expensed equally over the vesting period. A summary of restricted stock awards made in the year ended January 2, 2021, is as follows:

	Number of Shares	Grant Date Fair Value
Non-vested restricted stock awards as of December 28, 2019	22,410	$10.78
Granted	25,202	$9.14
Vested and released	(20,453)	$11.02
Forfeited	(12,192)	$9.56
Non-vested restricted stock awards as of January 2, 2021	14,967	$8.68

As of January 2, 2021, there was approximately $57 of unrecognized compensation cost related to non-vested stock compensation arrangements granted under the Company’s stock incentive plan for restricted stock awards. That cost is expected to be recognized over the next 2.5 years.

On March 13, 2020, the Company completed a 1-for-9 reverse stock split reducing the outstanding common shares to 2,108,743. Transactions that occurred prior to the completion of the reverse stock split had the effect of being divided by nine.

8. PROFIT SHARING PLAN

Summer Infant (USA), Inc. maintains a defined contribution salary deferral plan under Section 401(k) of the Internal Revenue Code. All employees who meet the plan’s eligibility requirements can participate. Employees may elect to make contributions up to federal limitations. In 2007, the Company adopted a matching plan which was further amended in 2013, and which was funded throughout the year. For the years ended January 2, 2021 and December 28, 2019, the Company recorded 401(k) matching expense of $278 and $311, respectively.

9. MAJOR CUSTOMERS

Sales to the Company’s top seven customers together comprised approximately 87% of our sales in fiscal 2020 and 81% of our sales in fiscal 2019. Of these customers, three generated more than 10% of sales for fiscal 2020: Amazon.com (33%), Walmart (28%), and Target (17%). In fiscal 2019, three customers generated more than 10% of sales: Amazon.com (26%), Walmart (25%), and Target (17%).

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

In February 2021, Summer USA extended its lease at its Riverside, California distribution center. The existing lease was set to expire on September 30, 2021 and has been extended for 61 months through October 31, 2026. The Company has not included this lease extension in the calculation of ROU asset and lease liability as of January 2, 2021 because it was not reasonably certain that we would be extending this lease until on or around the date that we entered into this agreement.

The Company identified and assessed the following significant assumptions in recognizing the right-of-use asset and corresponding liabilities:

•	Expected lease term—The expected lease term includes both contractual lease periods and, when applicable, cancelable option periods when it is reasonably certain that the Company would exercise such options. These leases have remaining lease terms between 0.75 and 4.5 years. The Woonsocket lease has two 5-year extension options and the Canada lease has one 5-year extension option that have not been included in the lease term.

•	Incremental borrowing rate—The Company’s lease agreements do not provide an implicit rate. As the Company does not have any external borrowings for comparable terms of its leases, the Company estimated the incremental borrowing rate based on secured borrowings available to the Company for the next 5 years. This is the rate the Company would have to pay if borrowing on a collateralized basis over a similar term in an amount equal to the lease payments in a similar economic environment.

•	Lease and non-lease components—In certain cases the Company is required to pay for certain additional charges for operating costs, including insurance, maintenance, taxes, and other costs incurred, which are billed based on both usage and as a percentage of the Company’s share of total square footage. The Company determined that these costs are non-lease components and they are not included in the calculation of the lease liabilities because they are variable. Payments for these variable, non-lease components are considered variable lease costs and are recognized in the period in which the costs are incurred.

The components of the Company’s lease expense for the years ended January 2, 2021 and December 28, 2019 were as follows:

	Year Ended January 2, 2021	Year Ended December 28, 2019
Operating lease cost	$2,710	$2,499
Variable lease cost	1,057	1,152
Less: sublease income	(749)	-
Total lease expense	$3,018	$3,651
Weighted-average remaining lease term	1.2 years	2.1 years
Weighted-average discount rate:	5.00%	5.00%

Cash paid for amounts included in the measurement of the Company’s lease liabilities were $2,911 and $2,613 for the years ended January 2, 2021 and December 28, 2019 respectively.

As of January 2, 2021, the present value of maturities of the Company’s operating lease liabilities were as follows:

Fiscal Year Ending:
2021	$2,477
2022	642
2023	476
2024	325
2025	163
Less imputed interest	(241)
Total	$3,842

The future fixed sublease receipts under non-cancelable operating lease agreements as of January 2, 2021 are as follows:

Fiscal Year Ending:
2021	$250
Thereafter	-
Total	$250

Employment Contracts

In accordance with applicable local law, Summer Infant Europe Limited is required to have employment contracts with all of its employees. In connection with these contracts, Summer Infant Europe Limited makes individual pension contributions to certain employees at varying rates from 1-7% of the employee’s annual salary, as part of their total compensation package. These pension contributions are expensed as incurred. There are no termination benefit provisions in these contracts.

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

The following is a table that presents net revenue by geographic area:

	For the fiscal year ended
	January 2, 2021	December 28, 2019
United States	$140,173	$148,326
All Other	15,126	24,855
	$155,299	$173,181

The following is a table that presents total assets by geographic area:

	January 2, 2021	December 28, 2019
United States	$70,689	$80,693
All Other	4,048	10,850
	$74,737	$91,543

The following is a table that presents total long-lived assets by geographic area:

	January 2, 2021	December 28, 2019
United States	$19,983	$24,804
All Other	1,276	2,555
	$21,259	$27,359

12. SUBSEQUENT EVENTS

The Company has evaluated all events or transactions that occurred after January 2, 2021 through the date of this Annual Report on Form 10-K and does not have any disclosures here except as previously disclosed in Note 10, Commitments and Contingencies, relating to the extension of our lease agreement at our Riverside, California distribution center.