Form 10-Q
period 2021-04-03
Summer Infant, Inc.
filed 2021-05-18
CIK 1314772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 3, 2021

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

As of May 14, 2021, there were 2,167,520 shares outstanding of the registrant’s Common Stock, $0.0001 par value per share.

Summer Infant, Inc.

Form 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements (unaudited)

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

Note that all amounts presented in the table below are in thousands of U.S. dollars, except share and par value amounts.

	(Unaudited)
	April 3, 2021	January 2, 2021
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$447	$510
Trade receivables, net of allowance for doubtful accounts	28,610	25,995
Inventory, net	16,554	25,123
Prepaid and other current assets	1,489	1,850
TOTAL CURRENT ASSETS	47,100	53,478
Property and equipment, net	4,494	4,789
Other intangible assets, net	11,629	11,739
Right of use assets, noncurrent	16,524	3,625
Deferred tax assets, net	1,006	1,001
Other assets	105	105
TOTAL ASSETS	$80,858	$74,737

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$21,618	$27,986
Accrued expenses	6,557	6,064
Lease liabilities, current	2,534	2,349
Current portion of long term debt	2,321	2,125
TOTAL CURRENT LIABILITIES	33,030	38,524
Long-term debt, less current portion and unamortized debt issuance costs	26,401	27,536
Lease liabilities, noncurrent	14,216	1,493
Other liabilities	1,868	2,064
TOTAL LIABILITIES	75,515	69,617

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.0001 par value, 1,000,000 authorized, none issued or outstanding at April 3, 2021 and January 2, 2021, respectively	—	—
Common Stock $0.0001 par value, authorized, issued and outstanding of 49,000,000, 2,163,793 and 2,133,609 at April 3, 2021 and 49,000,000, 2,162,459, and 2,132,275 at January 2, 2021, respectively	2	2
Treasury Stock at cost (30,184 shares at April 3, 2021 and January 2, 2021)	(1,283)	(1,283)
Additional paid-in capital	77,981	77,979
Accumulated deficit	(69,930)	(70,190)
Accumulated other comprehensive loss	(1,427)	(1,388)
TOTAL STOCKHOLDERS’ EQUITY	5,343	5,120
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$80,858	$74,737

See notes to condensed consolidated financial statements

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

Note that all amounts presented in the table below are in thousands of U.S. dollars, except share and per share amounts.

	(Unaudited)
	For the Three Months Ended
	April 3, 2021	March, 28 2020
Net sales	$36,201	$40,338
Cost of goods sold	25,544	27,835
Gross profit	10,657	12,503
General and administrative expenses	7,027	8,147
Selling expense	2,407	3,444
Depreciation and amortization	560	967
Operating income (loss)	663	(55)
Interest expense, net	336	1,410
Income (loss) before income taxes	327	(1,465)
Provision (benefit) for income taxes	67	(255)
NET INCOME (LOSS)	$260	$(1,210)
Net income (loss) per share:
BASIC	$0.12	$(0.57)
DILUTED	$0.12	$(0.57)
Weighted average shares outstanding:
BASIC	2,133,061	2,109,264
DILUTED	2,161,789	2,109,264

See notes to condensed consolidated financial statements.

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

Note that all amounts presented in the table below are in thousands of U.S. dollars.

	(Unaudited)
	For The Three Months Ended
	April 3, 2021	March 28, 2020
Net income (loss)	$260	$(1,210)
Other comprehensive loss:
Changes in foreign currency translation adjustments	(39)	(55)

Comprehensive income (loss)	$221	$(1,265)

See notes to condensed consolidated financial statements.

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Note that all amounts presented in the table below are in thousands of U.S. dollars.

	(Unaudited)
	For the three months ended
	April 3, 2021	March 28, 2020
Cash flows from operating activities:
Net income (loss)	$260	$(1,210)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	560	967
Stock-based compensation expense, net of forfeitures	(7)	(11)
Provision for allowance for doubtful accounts	—	23
Amortization of deferred financing costs	58	182
Write off of unamortized deferred financing costs	—	266
Amortization of right of use assets	649	619
Changes in assets and liabilities:
(Increase) decrease in trade receivables	(2,657)	2,099
Decrease in inventory	8,516	2,692
Decrease of lease liability	(639)	(673)
Decrease (increase) in prepaids and other assets	386	(49)
(Decrease) increase in accounts payable and accrued expenses	(5,805)	164
Net cash provided by operating activities	1,321	5,069
Cash flows from investing activities:
Acquisitions of property and equipment	(191)	(220)
Acquisitions of intangible assets	—	(25)
Net cash used in investing activities	(191)	(245)
Cash flows from financing activities:
Issuance of common stock upon exercise of options	9	—
Repayments of New Term Loan	(375)	—
Repayments of FILO Loan	(156)	—
Net repayment on financing arrangements	(662)	(4,705)
Net cash used in financing activities	(1,184)	(4,705)
Effect of exchange rate changes on cash and cash equivalents	(9)	179
Net (decrease) increase in cash and cash equivalents	(63)	298
Cash and cash equivalents, beginning of period	510	395
Cash and cash equivalents, end of period	$447	$693
Supplemental disclosure of cash flow information:
Cash paid for interest	$302	$877
Cash paid for income taxes	$1	$2
Right of use asset acquired through operating lease	$13,583	$—
Lease liability acquired through operating lease	$(13,583)	$—

See notes to condensed consolidated financial statements.

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

Note that all amounts presented in the table below are in thousands of U.S. dollars, except share and per share data.

	Common Stock		Additional Paid in	Treasury	Accumulated	Accumulated Comprehensive	Total
	Shares	Amount	Capital	Stock	Deficit	Loss	Equity
Balance at December 28, 2019	2,108,743	$2	$77,715	$(1,283)	$(69,088)	$(1,763)	$5,583
Issuance of common stock upon vesting of restricted shares	1,064
Fractional Share Issuance upon reverse stock split	1,620
Stock-based compensation, net of forfeitures			(11)				(11)
Net loss for the period					(1,210)		(1,210)
Foreign currency translation adjustment						(55)	(55)
Balance at March 28, 2020	2,111,427	$2	$77,704	$(1,283)	$(70,298)	$(1,818)	$4,307
Balance at January 2, 2021	2,132,275	$2	$77,979	$(1,283)	$(70,190)	$(1,388)	$5,120
Issuance of common stock upon vesting of restricted shares	349
Issuance of Common Stock upon exercise of stock options	985		9				9
Stock-based compensation, net of forfeitures			(7)				(7)
Net income for the period					260		260
Foreign currency translation adjustment						(39)	(39)
Balance at April 3, 2021	2,133,609	$2	$77,981	$(1,283)	$(69,930)	$(1,427)	$5,343

See notes to condensed consolidated financial statements.

SUMMER INFANT, INC.  AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basis of Presentation and Principles of Consolidation

The accompanying interim condensed consolidated financial statements of the Company are unaudited, but in the opinion of management, reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results for the interim periods. Accordingly, they do not include all information and notes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. The results of operations for interim periods are not necessarily indicative of results to be expected for the entire fiscal year or any other period. The balance sheet at January 2, 2021 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes for the year ended January 2, 2021 included in its Annual Report on Form 10-K filed with the SEC on March 16, 2021.

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

Reclassification

Previously reported amounts have been revised in the accompanying consolidated statement of cash flows to properly state the 2020 amortization of deferred financing costs. These revisions increased the Company’s net cash provided by operating activities and decreased the Company’s net cash provided by financing activities by $182. Net decrease in cash and cash equivalents remained unchanged.

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

A performance obligation is a promise in a contract to transfer a distinct product to the customer, which for the Company is transfer of primarily juvenile products to its customers. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the customer receives the benefit of the performance obligation.

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

Changes in the allowance for doubtful accounts are as follows:

	For the three months ended
	April 3, 2021	March 28, 2020
Allowance for doubtful accounts, beginning of period	$197	$542
Charges to costs and expenses, net	6	23
Account write-offs	—	—
Allowance for doubtful accounts, end of period	$203	$565

Inventory Valuation

Inventory is comprised mostly of finished goods and some component parts and is stated at the lower of cost using the first-in, first-out (“FIFO”) method, or net realizable value. The Company regularly reviews slow-moving and excess inventories and writes down inventories to net realizable value if the expected net proceeds from the disposals of excess inventory are less than the carrying cost of the merchandise.

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

The Company utilized the full year forecast method of accounting for income taxes in the U.S. for the three months ended April 3, 2021 and utilized the discrete method for the three months ended March 28, 2020 as it believes the discrete method results in a more accurate representation of the income tax benefit for the quarter in 2020.

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

On March 27, 2020, the U.S. CARES Act was enacted, which provided a substantial tax-and-spending package intended to provide additional economic stimulus to address the impact of the COVID-19 pandemic. The U.S. CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property, and the creation of certain refundable employee retention credits. For the three months ended March 28, 2020 and as a result of the U.S. CARES Act tax law changes, we recognized a $262 tax benefit related to the increase in interest deduction occurring during the fiscal year ended December 28, 2019 which was fully reserved for. No discrete items are being recognized for the three months ended April 3, 2021. The tax rate for the three months ended April 3, 2021 includes an expected decrease in valuation allowance of $262 for the utilization of nondeductible interest expense from prior years. As of year ended January 2, 2021 and quarter ended April 3, 2021, the Company has uncertain tax positions of $7,543.

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

The following is a table that presents net sales by geographical area:

	For the three months ended
	April 3, 2021	March 28, 2020
United States	$33,096	$35,778
All Other	3,105	4,560
Net Sales	$36,201	$40,338

All Other consists of Canada, Europe, South America, Mexico, Asia, and the Middle East.

Contract Balances

The Company does not have any contract assets such as work-in-process or contract liabilities such as customer advances. All trade receivables on the Company’s condensed consolidated balance sheets are from contracts with customers.

Contract Costs

Costs incurred to obtain a contract are capitalized unless short term in nature. As a practical expedient, costs to obtain a contract that are short term in nature are expensed as incurred. All contract costs incurred in the three months ended April 3, 2021 and three months ended March 28, 2020 fall under the provisions of the practical expedient and have therefore been expensed.

3.	DEBT

Loan Agreement with Bank of America.

On October 15, 2020, the Company and its wholly owned subsidiary, Summer Infant (USA), Inc., became parties to a Third Amended and Restated Loan and Security Agreement (the “Loan Agreement”) with Bank of America, N.A. (“BofA”), as agent, that provides for (i) a $40,000 asset-based revolving credit facility, with a $5,000 unused letter of credit sub-line facility, (ii) a $7,500 term loan and (iii) a $2,500 FILO (first-in, last-out) loan. The Loan Agreement replaced the Company’s prior agreement with BofA and term loan with Pathlight Capital. Subsequent to quarter end, we entered into a letter agreement with BofA regarding certain eligible accounts as described below.

Pursuant to the Loan Agreement, total borrowing capacity under the revolving credit facility is based on a borrowing base, which is generally defined as 85% of eligible receivables plus the lesser of (i) 70% of the value of eligible inventory (subject to certain limitations) or (ii) 85% of the net orderly liquidation value of eligible inventory, less applicable reserves. The scheduled maturity date of the loans under the revolving credit facility is October 15, 2025 (subject to customary early termination provisions). Loans under the revolving credit facility bear interest, at the Company’s option, at a base rate or at LIBOR, plus applicable margins based on average quarterly availability. Interest payments are due monthly, payable in arrears. The Company is also required to pay an annual non-use fee on unused amounts under the revolving credit facility, as well as other customary fees as are set forth in the Loan Agreement. As of April 3, 2021, the interest rate was 2.625% on LIBOR based revolver loans. At April 3, 2021, the amount outstanding on the revolving credit facility was $20,805, the total borrowing base was $28,174, and borrowing availability was $7,369.

The principal of the term loan is to be repaid, on a quarterly basis, in installments of $375, until paid in full on termination and subject to mandatory repayment in certain circumstances. The scheduled maturity date of the term loan is October 15, 2025 or earlier, if the revolving credit facility is terminated. The term loan bears interest, at the Company’s option, at a base rate or at LIBOR, plus applicable margins, and interest payments are due monthly, in arrears. As of April 3, 2021, the interest rate on LIBOR based term loans and on base rate term loans was 3.875% and 5.750%, respectively. The amount outstanding on the term loan was $6,750 as of April 3, 2021.

The total borrowing capacity under the FILO loan is the lesser of (i) the then applicable aggregate FILO commitment amount and (ii) a borrowing base, generally defined as a specific percentage of the value of eligible accounts, plus a specified percentage of the value of eligible inventory. The aggregate FILO commitment amount as of April 3, 2021 was $2,188 with no further availability, and such amount will be proportionately reduced each quarter until the FILO loan is terminated at maturity on October 15, 2024. There can be no voluntary repayment on the FILO loan as long as there are loans outstanding under the revolving credit facility, unless (i) there is an overadvance under the FILO loan, or (ii) such prepayment is accompanied by a permanent dollar for dollar reduction in the aggregate FILO commitment amount such that, after giving effect to such prepayment and reduction, the outstanding principal amount of the FILO loan is equal to but does not exceed the lesser of (A) the aggregate FILO commitment amount and (B) the FILO borrowing base. The FILO loan bears interest, at the Company’s option, at a base rate or at LIBOR, plus applicable margins, and interest payments are due monthly, in arrears. As of April 3, 2021, the interest rate on the LIBOR based FILO loans and on base rate FILO loans was 3.625% and 5.500%, respectively.

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

On April 16, 2021, the Company, Summer Infant (USA), Inc., as borrowers, and certain subsidiaries of the Company as guarantors, entered into a letter agreement with BofA with respect to the Loan Agreement pursuant to which the maximum percentage of accounts owing from Wal-Mart that may be included in eligible accounts under the Loan Agreement was increased from 35% to 45%, effective from March 31, 2021 through July 31, 2021.

Prior Bank of America Credit Facility. On June 28, 2018, the Company and Summer Infant (USA), Inc., as borrowers, entered into a Second Amended and Restated Loan and Security Agreement with Bank of America, N.A., as agent, the financial institutions party to the agreement from time to time as lenders, and certain subsidiaries of the Company as guarantors (as amended, the “Prior BofA Agreement”). The Prior BofA Agreement replaced the Company’s prior credit facility with Bank of America, and provided for an asset-based revolving credit facility, with a $5,000 letter of credit sub-line facility. The total borrowing capacity was based on a borrowing base, which was defined as 85% of eligible receivables plus the lesser of (i) 70% of the value of eligible inventory or (ii) 85% of the net orderly liquidation value of eligible inventory, less applicable reserves. The scheduled maturity date of loans under the Prior BofA Agreement was June 28, 2023 (subject to customary early termination provisions). On October 15, 2020, the Prior BofA Agreement was replaced by the Loan Agreement described above. Loans under the Prior BofA Agreement bore interest, at the Company’s option, at a base rate or at LIBOR, plus applicable margins based on average quarterly availability under the Prior BofA Agreement. Interest payments were due monthly, payable in arrears.

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

PPP Loan

On August 3, 2020, the Company received loan proceeds of $1,956 (the “PPP Loan”) pursuant to the Paycheck Protection Program (“PPP”) administered by the U.S. Small Business Administration under the U.S. CARES Act. The PPP Loan, which was in the form of a promissory note (the “PPP Note”), between the Company and BofA, as the lender, matures on July 27, 2025 and bears interest at a fixed rate of 1% per annum. Monthly principal and interest payments are deferred until (i) the date on which the amount of forgiveness is remitted to the Company’s lender, (ii) the date on which the Company’s lender provides notice that the Company is not entitled to loan forgiveness, and (iii) if a borrower does not apply for loan forgiveness, 10 months after the date of the loan forgiveness covered period. The Company may voluntarily prepay the borrowings in full with no associated penalty or premium. Under the terms of the PPP, the principal and interest may be forgiven if the PPP Loan proceeds are used for qualifying expenses, including payroll costs, rent and utility costs. There is no guaranty that all or a portion of this loan will be forgiven. The PPP Note contains customary representations, warranties, and covenants for this type of transaction, including customary events of default relating to, among other things, payment defaults and breaches of representations and warranties or other provisions of the PPP Note. The occurrence of an event of default may result in, among other things, the Company becoming obligated to repay all amounts outstanding under the PPP Note. The PPP Loan balance of $1,956 of which $1,760 is included in Other liabilities and $196 is included in the Current portion of long-term debt on the consolidated balance sheet. On February 18, 2021, the Company applied for full forgiveness of the PPP loan through Bank of America. Bank of America has since reviewed the application and supporting documentation and they have forwarded the application to the Small Business Administration (“SBA”) for its review.

Aggregate maturities of bank debt related to the Loan Agreement and the PPP Loan are as follows:

Fiscal Year ending:
2021	1,692
2022	1,985
2023	2,516
2024	2,516
2025 and beyond	22,990
Total	$31,699

Unamortized debt issuance costs were $1,217 at April 3, 2021 and $1,275 at January 2, 2021, and are presented as a direct deduction of long-term debt on the consolidated balance sheets.

4.	INTANGIBLE ASSETS

Intangible assets consisted of the following:

	April 3, 2021	January 2, 2021
Brand names	$10,900	$10,900
Patents and licenses	4,125	4,125
Customer relationships	6,946	6,946
Other intangibles	1,882	1,882
	23,853	23,853
Less: Accumulated amortization	(12,224)	(12,114)
Intangible assets, net	$11,629	$11,739

The amortization period for the majority of the intangible assets ranges from 5 to 20 years for those assets that have an estimated life; certain of the assets have indefinite lives (brand names). Total of intangibles not subject to amortization amounted to $8,400 as of April 3, 2021 and January 2, 2021.

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

In April 2020, the Company entered into a twelve-month sublease agreement for a portion of the distribution warehouse located in Riverside, California. Fixed sublease payments received are recognized on a straight-line basis over the sublease term in general and administrative expenses. In February 2021, the Company extended the existing sublease through September 2021.

In February 2021, Summer USA extended its lease at its Riverside, California distribution center. The existing lease was set to expire on September 30, 2021 and has been extended for 61 months through October 31, 2026. In addition, the amended lease grants a 60 month extension option. The company concluded that this is a modification to the existing lease and continues to be classified as operating. Upon the execution of the lease extension, the Company recorded an increase in ROU asset and lease liability of $13,583, respectively. The Company did not include the extension option in the calculation of the ROU asset and lease liability.

The Company identified and assessed the following significant assumptions in recognizing the right-of-use asset and corresponding liabilities:

•	Expected lease term — The expected lease term includes both contractual lease periods and, when applicable, cancelable option periods when it is reasonably certain that the Company would exercise such options. As of April 3, 2021, these leases had remaining lease terms between 0.6 and 5.6 years. The Canada lease has one 5-year extension option that has not been included in the lease term.

•	Incremental borrowing rate — The Company’s lease agreements do not provide an implicit rate. As the Company does not have any external borrowings for comparable terms of its leases, the Company estimated the incremental borrowing rate based on secured borrowings available to the Company for the next 5 years. This is the rate the Company would have to pay if borrowing on a collateralized basis over a similar term in an amount equal to the lease payments in a similar economic environment.

•	Lease and non-lease components — In certain cases the Company is required to pay for certain additional charges for operating costs, including insurance, maintenance, taxes, and other costs incurred, which are billed based on both usage and as a percentage of the Company’s share of total square footage. The Company determined that these costs are non-lease components and they are not included in the calculation of the lease liabilities because they are variable. Payments for these variable, non-lease components are considered variable lease costs and are recognized in the period in which the costs are incurred.

The components of the Company’s lease expense for the three months ended April 3, 2021 and March 28, 2020 were as follows:

	For the three months ended
	April 3, 2021	March 28, 2020
Operating lease cost	$782	$621
Variable lease cost	56	267
Less: sublease income	(250)	—
Total lease cost	$588	$888

Weighted-average remaining lease term	5.3 years
Weighted Average discount rate:	3.4%

Cash paid for amounts included in the measurement of the Company’s lease liabilities were $765 and $662 for the three months ended April 3, 2021 and March 28, 2020 respectively.

As of April 3, 2021, the present value of maturities of the Company’s operating lease liabilities were as follows:

Fiscal Year Ending:
2021	$2,185
2022	3,481
2023	3,405
2024	3,347
2025	3,284
Thereafter	2,672
Less imputed interest	(1,624)
Total	$16,750

The future fixed sublease receipts under non-cancelable operating sublease agreements as of April 3, 2021 are as follows:

Fiscal Year Ending:
2021	500
Total	$500

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

Under the 2012 Plan, awards may be granted to participants in the form of non-qualified stock options, incentive stock options, restricted stock, deferred stock, restricted stock units and other stock-based awards. Subject to the provisions of the plans, awards may be granted to employees, officers, directors, advisors and consultants who are deemed to have rendered or are able to render significant services to the Company or its subsidiaries and who are deemed to have contributed or to have the potential to contribute to the Company’s success. The Company accounts for options under the fair value recognition standard. Share-based compensation expense, net of forfeitures, for the three months ended April 3, 2021 and March 28, 2020 was a credit of $7 and a credit of $11, respectively. Share based compensation expense is included in general and administrative expenses.

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

As of April 3, 2021, there were 90,267 stock options outstanding and 11,156 unvested restricted shares outstanding.

During the three months ended April 3, 2021, the Company granted 42,000 stock options and did not grant any shares of restricted stock. The following table summarizes the weighted average assumptions used for stock options granted during the three months ended April 3, 2021.

For the Three Months Ended April 3, 2021
Expected life (in years)	4.60
Risk-free interest rate	0.7%
Volatility	104.3%
Dividend yield	0%
Forfeiture rate	28.1%

As of April 3, 2021, there were 32,214 shares available to grant under the 2012 Plan.

7.	WEIGHTED AVERAGE COMMON SHARES

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

A reconciliation of basic and diluted net income (loss) attributable to common stockholders is as follows:

Calculation of Basic and Diluted EPS	For the Three Months Ended April 3, 2021	For the Three Months Ended March 28, 2020
Weighted-average common shares outstanding – basic	2,133,061	2,109,264
Dilutive effect of restricted shares	8,306	—
Dilutive effect of stock options	20,422	—
Weighted-average common shares outstanding – diluted	2,161,789	2,109,264
Earnings (loss) per share – basic	$0.12	$(0.57)
Earnings (loss) per share – diluted	$0.12	$(0.57)

The computation of diluted common shares for the three months ended April 3, 2021 excluded 69,845 stock options and 2,850 shares of restricted stock outstanding. The computation of diluted common shares for the three months ended March 28, 2020 excluded 65,619 stock options and 13,669 shares of restricted stock outstanding.

8.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing date of this Quarterly Report on Form 10-Q and determined that no subsequent events occurred that would require recognition in the consolidated financial statements or disclosure in the notes thereto other than described in Note 3 related to a letter agreement with BofA.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking information and statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All forward-looking statements included in this document are based on information available to us on the date hereof. It is important to note that our actual results could differ materially from those projected in such forward-looking statements contained in this Quarterly Report on Form 10-Q. These forward-looking statements include statements concerning our expectations regarding the impact of the COVID-19 pandemic on our financial condition and results of operations in the second quarter of 2021 and longer term and our expected cash flow and liquidity for the next 12 months. These statements are based on current expectations that involve numerous risks and uncertainties.  These risks and uncertainties include the continuing impact and widespread nature of the COVID-19 pandemic on our business operations, and the U.S. and global economies; the ongoing disruption in global supply chains and increased costs of shipping and transporting our products from manufacturers to the Company, and from the Company to our customers; the impact of existing tariffs and any increased or additional tariffs, or import or export taxes, on the cost of our products, and therefore demand for our products, the concentration of our business with retail customers; potential liquidity problems or bankruptcy of our customers and their ability to pay us in a timely manner; our ability to comply with financial and other covenants in our debt agreements; our ability to work with our lenders to amend our existing debt agreements, if required; our ability to introduce new products or improve existing products that satisfy consumer preferences; our ability to develop new or improved products in a timely and cost-efficient manner; our ability to compete with larger and more financially stable companies in our markets; our dependence on key personnel; our reliance on foreign suppliers and potential disruption in foreign markets in which we operate; potential increases in the cost of raw materials used to manufacture our products; our ability to obtain forgiveness of our outstanding PPP Loan; compliance with safety and testing regulations for our products; potential product liability claims arising from use of our products; unanticipated tax liabilities; a potential impairment of other intangible assets; and other risks as detailed in our Annual Report on Form 10-K for the year ended January 2, 2021. All these matters are difficult or impossible to predict accurately, many of which may be beyond our control. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate.

The following discussion is intended to assist in the assessment of significant changes and trends related to the results of operations and financial condition of our Company and our consolidated subsidiaries.  This Management’s Discussion and Analysis should be read together with the unaudited interim condensed consolidated financial statements and related notes included elsewhere in this filing and with our consolidated financial statements for the year ended January 2, 2021 included in our Annual Report on Form 10-K (the “2020 Form 10-K”).

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

In the first quarter of 2021, sales declined 10.3% as compared to the prior year period, primarily due to supply chain and logistical issues that resulted in missed shipment opportunities as customer demand was strong in the quarter. Additionally, international sales declined compared to the first quarter of 2020 as a result of higher closeout sales due to the liquidation of inventory associated with the closure of the UK warehouse. Gross margin declined to 29.4% from 31.0% primarily due to a shift in customer mix and an increase in certain raw material costs, primarily resin, as well as an increase in freight costs. The first quarter of 2020 also included approximately a $500 benefit from the temporary tariff exclusion on certain items, primarily gates which expired in August 2020. General and administrative expenses declined 13.7% as compared to the prior period as the Company continued to benefit from its restructuring initiatives implemented in the first quarter of 2020. Net income per diluted share for the quarter was $0.12 per share as compared to a net loss of $0.57 per share for the comparable prior period.

Impact of the COVID-19 Pandemic. As discussed in our 2020 Form 10-K, we experienced some delays in manufacturing and shipment of our products to the U.S. throughout 2020, as the majority of our products are sourced from China.

In March 2020, we began to see customers that have retail stores reduce orders as they experienced or anticipated closures of those stores. While we did see an uptick in sales to those customers with significant e-commerce capabilities, it did not offset the reduced orders from our mid-size and smaller customers which continued throughout 2020.

During the latter half of 2020, manufacturing and shipments from China returned to more normal levels, however suppliers that were located in other areas, including Mexico, were subject to closure as a result of the COVID-19 pandemic. In the first quarter of 2021, we started to experience additional supply chain disruption in terms of logistics, issues securing necessary containers and transportation, as well as on-going manufacturing challenges in North America due to the impact of COVID-19 on our North American suppliers. As a result, in the first quarter, we were unable to meet demand for certain products that were manufactured by suppliers subject to COVID related issues such as an inability to secure necessary labor for manufacturing. The Company is working on various alternatives, including but not limited to, actively working with multiple transportation companies to secure better supply.

We expect that our sales in the second quarter of 2021 will continue to be impacted by the COVID-19 pandemic due to continued supply chain issues and isolated shutdowns of brick-and-mortar stores in certain geographies. We believe that customers with e-commerce capabilities will continue to have high demand and we hope that stores will continue to reopen across the U.S. and we will see a corresponding increase in orders from customers with brick and mortar retail stores. However, given the unpredictability of the COVID-19 pandemic, it is possible that stores will remain closed, or that outbreaks may reoccur later in the year. With our mid-size and smaller customers, we continue to experience some of these customers asking for extensions in payment terms. We expect these customers may experience financial difficulties, and we are taking steps to limit risk of non-payment from these customers. Additionally, the Company anticipates transportation cost increases and also anticipates cost increases related to the purchase of products from its suppliers as a consequence of raw material market price increases including, but not limited to, resin, metal, and wood. Due to these cost increases, the Company is instituting price increases with customers to mitigate some of these costs.

Summary of Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates during the three months ended April 3, 2021 from our critical accounting policies and estimates disclosed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Form 10-K.

Results of Operations

	For the Three Months Ended
	(Unaudited)
	April 3, 2021	March 28, 2020
Net sales	$36,201	$40,338
Cost of goods sold	25,544	27,835
Gross profit	10,657	12,503
General and administrative expense	7,027	8,147
Selling expense	2,407	3,444
Depreciation and amortization	560	967
Operating income (loss)	663	(55)
Interest expense, net	336	1,410
Income (loss) before income taxes	327	(1,465)
Provision (benefit) for income taxes	67	(255)
Net income (loss)	$260	$(1,210)

Three Months ended April 3, 2021 compared with Three Months ended March 28, 2020

Net sales decreased 10.3% from $40,338 for the three months ended March 28, 2020 to $36,201 for the three months ended April 3, 2021. The decrease was primarily a result of our inability to ship retail orders in full due to COVID-19 related manufacturing and logistical issues, including securing containers, as effects of the pandemic continued to disrupt the global supply chain.

Cost of goods sold includes cost of the finished product from suppliers, duties on certain imported items, freight-in from suppliers, and miscellaneous charges. The components of cost of goods sold remained substantially the same for the quarter ended April 3, 2021 as compared to the quarter ended March 28, 2020.

Gross profit decreased 14.8% from $12,503 for the three months ended March 28, 2020 to $10,657 for the three months ended April 3, 2021. Gross margin as a percent of net sales declined from 31.0% for the three months ended March 28, 2020 to 29.4% for the three months ended April 3, 2021. Gross profit declined as a result of lower sales in 2021 as well as a shift in customer mix and an increase in certain raw material costs, primarily resin as well as an increase in freight costs. The first quarter of 2020 also included a benefit from the temporary tariff exclusion on certain items, primarily gates which expired in August 2020.

General and administrative expenses decreased 13.7% from $8,147 for the three months ended March 28, 2020 to $7,027 for the three months ended April 3, 2021. General and administrative expenses declined from 20.2% of net sales for the three months ended March 28, 2020 to 19.4% of net sales for the three months ended April 3, 2021. The decline in dollars and as a percent of sales was due to the Company realizing the full impact of its restructuring initiatives that were implemented at varying dates in the first quarter of 2020.

Selling expenses decreased 30.1% from $3,444 for the three months ended March 28, 2020 to $2,407 for the three months ended April 3, 2021. Selling expenses also decreased as a percent of net sales from 8.5% for the three months ended March 28, 2020 to 6.6% for the three months ended April 3, 2021. The decrease in selling expense dollars and as a percent of sales was primarily attributable to lower sales and a shift in customer mix resulting in a decrease in cooperative advertisements and freight out costs this year as compared to the three months ended March 28, 2020.

Depreciation and amortization declined 42.1% from $967 for the three months ended March 28, 2020 to $560 for the three months ended April 3, 2021. Depreciation in the three months ended March 28, 2020 included $125 of accelerated depreciation on certain disposed assets.

Interest expense declined 76.2% from $1,410 for the three months ended March 28, 2020 to $336 for the three months ended April 3, 2021. Interest expense decreased primarily as a result of a lower interest rate associated with the completion of a debt refinancing with Bank of America in the fourth quarter of 2020, but also as a result of lower total debt.

For the three months ended March 28 2020, we recorded a $255 tax benefit for income taxes on $1,465 of pretax loss, reflecting an estimated 17.4% tax rate for the quarter. For the three months ended April 3, 2021, we recorded a $67 tax provision for income taxes on $327 of pretax income, reflecting an estimated 20.7% tax rate for the quarter. The tax rate for the three months ended March 28, 2020 included a $262 discrete valuation allowance charge for nondeductible interest expense. The tax rate for the three months ended April 3, 2021 includes an expected decrease in valuation allowance of $262 for the utilization of nondeductible interest expense from prior years.

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

For the three months ended April 3, 2021, net cash provided by operating activities totaled $1,321 primarily due to a reduction in inventory, mostly offset with a reduction in accounts payable and an increase in accounts receivable. While part of the decline in inventory was a result of a planned reduction from an elevated balance at year-end, the decline was exacerbated by supply chain issues. We anticipate continued supply chain issues in the second quarter and likely beyond. Net cash provided by operating activities for the three months ended March 28, 2020 was $5,069 primarily due to a reduction in inventory and accounts receivable.

For the three months ended April 3, 2021, net cash used in investing activities was approximately $191. For the three months ended March 28, 2020, net cash used in investing activities was $245.

Net cash used in financing activities was approximately $1,184 for the three months ended April 3, 2021 which is comprised of $375 and $156 required payments on the term and FILO facilities, respectively, as well as a paydown of the ABL facility as a consequence of generating cash flow from operations. Net cash used in financing activities was approximately $4,705 for the three months ended March 28, 2020 driven principally by reductions in inventory and accounts receivable.

Primarily as a result of the above factors, net cash decreased for the three months ended April 3, 2021 by $63, resulting in a cash balance of approximately $447 at April 3, 2021.

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

If we are unable to meet our current financial projections, do not adequately control expenses, or adjust our operations accordingly, we may experience constraints on our liquidity and may not meet the financial and other covenants under our revolving credit facility, term loan and FILO loan, which could impact our availability. There is no assurance that we will meet all of our financial or other covenants in the future, or that our lender will grant waivers or agree to amend the terms of our agreement if there are covenant violations. In such case, we may be required to seek to raise additional funds through debt or equity financings, restructure our existing debt, engage in strategic collaborations, and/or a strategic transaction that is in the best interest of our stockholders. Any such financing or strategic transaction could result in significant dilution to our existing stockholders, depending on the terms of the transaction. If we are unable to identify a strategic transaction, raise additional funds, and/or restructure our existing debt, our operations could be limited and we may not be able to meet all of our obligations under our revolving credit facility, term loan and FILO loan.

Based on past performance and current expectations, we believe that our anticipated cash flow from operations and availability under our existing credit facility are sufficient to fund our working capital, capital expenditures and debt service requirements for at least the next 12 months.

Loan Agreement with BofA

We and our wholly owned subsidiary, Summer Infant (USA), Inc., are parties to a Third Amended and Restated Loan and Security Agreement (the “Loan Agreement”) with Bank of America, N.A., as agent, that provides for (i) a $40,000 asset-based revolving credit facility, with a $5,000 unused letter of credit sub-line facility as of January 2, 2021, (ii) a $7,500 term loan and (iii) a $2,500 FILO (first-in, last-out) loan. The Loan Agreement replaced our prior credit facility with BofA and term loan with Pathlight Capital. As of April 3, 2021 the outstanding revolving credit facility, FILO and term loan balances were $20,805, $2,188 and $6,750, respectively.

Pursuant to the Loan Agreement, total borrowing capacity under the revolving credit facility is based on a borrowing base, which is generally defined as 85% of eligible receivables plus the lesser of (i) 70% of the value of eligible inventory (subject to certain limitations) or (ii) 85% of the net orderly liquidation value of eligible inventory, less applicable reserves. The scheduled maturity date of the loans under the revolving credit facility is October 15, 2025 (subject to customary early termination provisions). Loans under the revolving credit facility bear interest, at our option, at a base rate or at LIBOR, plus applicable margins based on average quarterly availability. Interest payments are due monthly, payable in arrears. We are also required to pay an annual non-use fee on unused amounts under the revolving credit facility, as well as other customary fees as are set forth in the Loan Agreement. As of April 3, 2021, the interest rate on LIBOR based revolver loans and on base rate revolver loans was 2.625% and 4.500%, respectively.

The principal of the term loan is to be repaid, on a quarterly basis, in installments of $375, until paid in full on termination and subject to mandatory repayment in certain circumstances. The scheduled maturity date of the term loan is October 15, 2025 or earlier, if the revolving credit facility is terminated. The term loan bears interest, at our option, at a base rate or at LIBOR, plus applicable margins, and interest payments are due monthly, in arrears. As of January 2, 2021, the interest rate on LIBOR based term loans and on base rate term loans was 3.875% and 5.75%, respectively.

The total borrowing capacity under the FILO loan is the lesser of (i) the then applicable aggregate FILO commitment amount and (ii) a borrowing base, generally defined as a specific percentage of the value of eligible accounts, plus a specified percentage of the value of eligible inventory. The aggregate FILO commitment amount will be proportionately reduced each quarter until the FILO loan is terminated at maturity on October 15, 2024. There can be no voluntary repayment on the FILO loan as long as there are loans outstanding under the revolving credit facility, unless (i) there is an overadvance under the FILO loan, or (ii) such prepayment is accompanied by a permanent dollar for dollar reduction in the aggregate FILO commitment amount such that, after giving effect to such prepayment and reduction, the outstanding principal amount of the FILO loan is equal to but does not exceed the lesser of (A) the aggregate FILO commitment amount and (B) the FILO borrowing base. The FILO loan bears interest, at our option, at a base rate or at LIBOR, plus applicable margins, and interest payments are due monthly, in arrears. As of April 3, 2021, the interest rate on LIBOR based FILO loans and on base rate FILO loans was 3.625% and 5.50%, respectively.

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

For additional information on the Loan Agreement, please see Note 3 to our condensed consolidated financial statements included in this Quarterly Report.

PPP Loan

In 2020, we applied for and received loan proceeds of $1,956 (the “PPP Loan”) pursuant to the Paycheck Protection Program (“PPP”) administered by the U.S. Small Business Administration under the U.S. CARES Act. The PPP Loan, which was in the form of a promissory note, between the Company and BofA, as the lender, matures on July 27, 2025 and bears interest at a fixed rate of 1% per annum.  On February 18, 2021, the Company applied for full forgiveness of the PPP Loan through Bank of America. Bank of America has since reviewed the application and supporting documentation and they have forwarded the application to the Small Business Administration (“SBA”) for its review. For additional information on the PPP Loan, see Note 3 to our condensed consolidated financial statements included in this Quarterly Report.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Interim Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as of April 3, 2021. Our Chief Executive Officer and Interim Chief Financial Officer have concluded, based on this evaluation, that our controls and procedures were effective as of April 3, 2021.

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

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of our 2020 Form 10-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information.

On April 16, 2021, the Company, Summer Infant (USA), Inc., as borrowers, and certain subsidiaries of the Company as guarantors, entered into a letter agreement with BofA with respect to the Loan Agreement pursuant to which the maximum percentage of accounts owing from Wal-Mart that may be included in eligible accounts under the Loan Agreement was increased from 35% to 45%, effective from March 31, 2021 through July 31, 2021. A copy of the letter agreement is filed herewith as Exhibit 10.1 and is incorporated herein by reference.

ITEM 6.	Exhibits

The exhibits listed in the Exhibit Index immediately preceding the signature page hereto are filed as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit No.	Description

10.1+	Letter Agreement, dated April 16, 2021, among Summer Infant, Inc. and Summer Infant (USA), Inc., as borrowers, the guarantors from time to time party thereto, and Bank of America, N.A., as agent and lender

31.1+	Certification of Principal Executive Officer

31.2+	Certification of Principal Financial Officer

32.1+	Section 1350 Certification of Principal Executive Officer

32.2+	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Summer Infant, Inc.

Date: May 18, 2021	By:	/s/ Stuart Noyes
Stuart Noyes
Chief Executive Officer
(Principal Executive Officer and Director)

Date: May 18, 2021	By:	/s/ Bruce Meier
Bruce Meier
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)