Form 10-Q
period 2021-07-03
Summer Infant, Inc.
filed 2021-08-16
CIK 1314772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 3, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 11, 2021, there were 2,194,808 shares outstanding of the registrant’s Common Stock, $0.0001 par value per share.

Summer Infant, Inc.

Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.      Condensed Consolidated Financial Statements (unaudited)

Summer Infant, Inc.

Condensed Consolidated Balance Sheets

Note that all amounts presented in the table below are in thousands of U.S. dollars, except share and par value amounts.

	(Unaudited)
	July 3,	January 2,
	2021	2021
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$457	$510
Trade receivables, net of allowance for doubtful accounts	23,805	25,995
Inventory, net	18,202	25,123
Prepaid and other current assets	1,255	1,850
TOTAL CURRENT ASSETS	43,719	53,478
Property and equipment, net	4,304	4,789
Other intangible assets, net	11,537	11,739
Right to use assets, noncurrent	15,754	3,625
Deferred tax assets, net	766	1,001
Other assets	107	105
TOTAL ASSETS	$76,187	$74,737

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$21,084	$27,986
Accrued expenses	5,145	6,064
Lease liabilities, current	2,657	2,349
Current portion of long term debt	2,125	2,125
TOTAL CURRENT LIABILITIES	31,011	38,524
Long-term debt, less current portion and unamortized debt issuance costs	24,511	27,536
Lease liabilities, noncurrent	13,480	1,493
Other liabilities	107	2,064
TOTAL LIABILITIES	$69,109	69,617

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.0001 par value, 1,000,000 authorized, none issued or outstanding at July 3, 2021 and January 2, 2021, respectively	—	—
Common Stock $0.0009 par value, authorized, issued and outstanding of 49,000,000,2,194,808, and 2,164,624 at July 3, 2021 and 49,000,000, 2,162,459, and 2,132,275 at January 2, 2021, respectively	2	2
Treasury Stock at cost (30,184 shares at July 3, 2021 and January 2, 2021)	(1,283)	(1,283)
Additional paid-in capital	78,309	77,979
Accumulated deficit	(68,575)	(70,190)
Accumulated other comprehensive loss	(1,375)	(1,388)
TOTAL STOCKHOLDERS’ EQUITY	7,078	5,120
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$76,187	$74,737

See notes to condensed consolidated financial statements

Summer Infant, Inc.

Condensed Consolidated Statements of Operations

Note that all amounts presented in the table below are in thousands of U.S. dollars, except share and per share amounts.

	(Unaudited)		(Unaudited)
	For the three months ended		For the six months ended
	July 3,	June 27,	July 3,	June 27,
	2021	2020	2021	2020
Net sales	$30,602	$38,214	$66,803	$78,552
Cost of goods sold	20,936	24,175	46,480	52,010
Gross profit	9,666	14,039	20,323	26,542
General & administrative expenses	6,792	6,729	13,819	14,876
Selling expenses	2,456	3,738	4,863	7,182
Depreciation and amortization	560	813	1,120	1,780
Operating (loss) income	(142)	2,759	521	2,704
Interest expense	326	1,121	662	2,531
Gain from extinguishment of debt	(1,972)	—	(1,972)	—
Income before provision for income taxes	1,504	1,638	1,831	173
Provision for income taxes	149	351	216	96
Net income	$1,355	$1,287	$1,615	$77
Net income per share:
BASIC	$0.63	$0.61	$0.75	$0.04
DILUTED	$0.62	$0.61	$0.75	$0.04
Weighted average shares outstanding:
BASIC	2,149,258	2,111,319	2,141,160	2,110,292
DILUTED	2,168,669	2,111,429	2,164,556	2,110,370

See notes to condensed consolidated financial statements.

Summer Infant, Inc.

Condensed Consolidated Statements of Comprehensive Income

Note that all amounts presented in the table below are in thousands of U.S. dollars.

	(Unaudited)		(Unaudited)
	For the three months ended		For the six months ended
	July 3,	June 27,	July 3,	June 27,
	2021	2020	2021	2020
Net income	$1,355	$1,287	$1,615	$77
Other comprehensive income (loss):
Changes in foreign currency translation adjustments	52	48	13	(7)

Comprehensive income	$1,407	$1,335	$1,628	$70

See notes to condensed consolidated financial statements.

Summer Infant, Inc.

Condensed Consolidated Statements of Cash Flows

Note that all amounts presented in the table below are in thousands of U.S. dollars.

	(Unaudited)
	For the six months ended
	July 3,	June 27,
	2021	2020
Cash flows from operating activities:
Net income	$1,615	$77
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,120	1,780
Stock-based compensation expense, net of forfeitures	266	31
Gain on extinguishment of debt	(1,972)	—
Amortization of deferred financing costs	134	390
Write off of unamortized deferred financing costs	—	266
Provision for allowance for doubtful accounts	—	20
Amortization of right of use asset	1,421	1,201
Changes in assets and liabilities:
Decrease in trade receivables	2,154	4,638
Decrease in inventory	6,870	9,138
Increase in lease liability	(1,254)	(1,333)
Decrease (increase) in prepaids and other assets	621	(910)
Decrease in accounts payable and accrued expenses	(7,494)	(362)
Net cash provided by operating activities	3,481	14,936
Cash flows from investing activities:
Acquisitions of property and equipment	(455)	(864)
Acquisitions of other intangible assets	(17)	(57)
Net cash used in investing activities	(472)	(921)
Cash flows from financing activities:
Issuance of common stock upon exercise of options	64	—
Repayment of New Term Loan Facility	(750)	—
Repayment of FILO Loan Facility	(312)	—
Net repayment on revolving facilities	(2,097)	(13,660)
Net cash used in financing activities	(3,095)	(13,660)
Effect of exchange rate changes on cash and cash equivalents	33	98
Net (decrease) increase in cash and cash equivalents	(53)	453
Cash and cash equivalents, beginning of period	510	395
Cash and cash equivalents, end of period	$457	$848

Supplemental disclosure of cash flow information:
Cash paid for interest	$543	$1,643
Cash paid for income taxes	$1	$2
Supplemental disclosure of non-cash investing and financing activities:
Derecognition of a building sale-leaseback fixed asset, net of depreciation	$—	$2,357
Derecognition of a building sale-leaseback financial obligation	$—	$(2,390)
Right-of-use asset acquired through new operating lease	$13,583	$(1,457)
Lease liability acquired through new operating lease	$(13,583)	$1,457

See notes to condensed consolidated financial statements.

Summer Infant, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

Note that all amounts presented in the table below are in thousands of U.S. dollars, except share and per share data.

			Additional			Accumulated
	Common Stock		Paid in	Treasury	Accumulated	Comprehensive	Total
	Shares	Amount	Capital	Stock	Deficit	Loss	Equity
Balance at December 28, 2019	2,108,743	$2	$77,715	$(1,283)	$(69,088)	$(1,763)	$5,583
Issuance of common stock upon vesting of restricted shares	1,064
Fractional share issuance upon reverse stock split	1,620
Stock-based compensation, net of forfeitures			(11)				(11)
Net loss for the period					(1,210)		(1,210)
Foreign currency translation adjustment						(55)	(55)
Balance at March 28, 2020	2,111,427	$2	$77,704	$(1,283)	$(70,298)	$(1,818)	$4,307
Issuance of common stock upon vesting of restricted shares	2,676
Stock-based compensation, net of forfeitures			42				42
Net income for the period					1,287		1,287
Foreign currency translation adjustment						48	48
Balance at June 27, 2020	2,114,103	$2	$77,746	$(1,283)	$(69,011)	$(1,770)	$5,684

Balance at January 2, 2021	2,132,275	$2	$77,979	$(1,283)	$(70,190)	$(1,388)	$5,120
Issuance of common stock upon vesting of restricted shares	349
Issuance of Common Stock upon exercise of stock options	985		9				9
Stock-based compensation, net of forfeitures			(7)				(7)
Net income for the period					260		260
Foreign currency translation adjustment						(39)	(39)
Balance at April 3, 2021	2,133,609	$2	$77,981	$(1,283)	$(69,930)	$(1,427)	$5,343
Issuance of common stock upon vesting of restricted shares	24,035
Issuance of Common Stock upon vesting of stock options	6,980		55				55
Stock-based compensation, net of forfeitures			273				273
Net income for the period					1,355		1,355
Foreign currency translation adjustment						52	52
Balance at July 3, 2021	2,164,624	$2	$78,309	(1,283)	(68,575)	(1,375)	$7,078

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

Reclassification

Previously reported amounts have been revised in the accompanying consolidated statement of cash flows to properly state the 2020 amortization of deferred financing costs. These revisions increased the Company’s net cash provided by operating activities and decreased the Company’s net cash provided by financing activities by $390. Net decrease in cash and cash equivalents remained unchanged.

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

Changes in the allowance for doubtful accounts are as follows:

	For the
	Six months ended
	July 3, 2021	June 27, 2020
Allowance for doubtful accounts, beginning of period	$197	$542
Charges to (recovery of) costs and expenses, net	(6)	20
Account write-offs	—	—
Allowance for doubtful accounts, end of period	$191	$562

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

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

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

The Company utilized the full year forecast method of accounting for income taxes in the U.S. with the exception of the PPP loan forgiveness for the three and six months ended July 3, 2021 since this amount was deemed unusual and infrequent in nature, and utilized the discrete method for the three and six months ended June 27, 2020 as it believed the discrete method resulted in a more accurate representation of the income tax benefit for the period in 2020.

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

On March 27, 2020, the U.S. CARES Act was enacted, which provided a substantial tax-and-spending package intended to provide additional economic stimulus to address the impact of the COVID-19 pandemic. The U.S. CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property, and the creation of certain refundable employee retention credits. For the six months ended June 27, 2020 and as a result of the U.S. CARES Act tax law changes, we recognized a $262 tax benefit related to the increase in interest deduction occurring during the fiscal year ended December 28, 2019 which was fully reserved for. Additionally, for the three months ended July 3, 2021, the Company provided for a valuation allowance on the net operating losses in Summer Infant Canada of $237 as a discrete item. The tax rate for the six months ended July 3, 2021 included an increase in valuation allowance of $150 for nondeductible interest expense that is fully reserved for. For the three and six months ended July 3, 2021 and the year ended January 2, 2021, the Company had uncertain tax positions of $7,543.

Net Income Per Share

Basic income per share for the Company is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted income per share includes the dilutive impact of outstanding stock options and unvested restricted shares.

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

While the Company’s products are considered “essential” and the Company’s distribution center located in California continues to operate, some of the Company’s customers have been impacted and the Company has and may continue to see supply chain disruption. The ultimate impact of the COVID-19 pandemic will depend on numerous evolving factors that the Company may not be able to accurately predict, including the duration and extent of the pandemic, the impact of federal, state, local and foreign governmental actions, consumer behavior in response to the pandemic and other economic and operational conditions the Company may face.

The Company is not currently aware of any events or circumstances arising from the COVID-19 pandemic that would require it to update any estimates, judgments or materially revise the carrying value of its assets or liabilities. The Company’s estimates may change, however, as events evolve and additional information is obtained, and any such changes will be recognized in the consolidated financial statements.

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

The following is a table that presents net sales by geographical area:

	For the three	For the three
	months ended	months ended
	July 3, 2021	June 27, 2020
United States	$27,209	$35,800
All Other	3,393	2,414
Net Sales	$30,602	$38,214

	For the six	For the six
	months ended	months ended
	July 3, 2021	June 27, 2020
United States	$60,305	$71,578
All Other	6,498	6,974
Net Sales	$66,803	$78,552

All Other consists of Canada, Europe, South America, Mexico, Asia, and the Middle East.

Contract Balances

The Company does not have any contract assets such as work-in-process or contract liabilities such as customer advances. All trade receivables on the Company’s condensed consolidated balance sheet are from contracts with customers.

Contract Costs

Costs incurred to obtain a contract are capitalized unless short term in nature. As a practical expedient, costs to obtain a contract that are short term in nature are expensed as incurred. All contract costs incurred in the three and six months ended July 3, 2021 and three and six months ended June 27, 2020 fall under the provisions of the practical expedient and have therefore been expensed.

3.          DEBT

Loan Agreement with Bank of America.

On October 15, 2020, the Company and its wholly owned subsidiary, Summer Infant (USA), Inc., became parties to a Third Amended and Restated Loan and Security Agreement (the “Loan Agreement”) with Bank of America, N.A. (“BofA”), as agent, that provides for (i) a $40,000 asset-based revolving credit facility, with a $5,000 unused letter of credit sub-line facility, (ii) a $7,500 term loan and (iii) a $2,500 FILO (first-in, last-out) loan. The Loan Agreement replaced the Company’s prior agreement with BofA and term loan with Pathlight Capital. In April 2021, the Company entered into a letter agreement with BofA pursuant to which the maximum percentage of accounts owing from Wal-Mart that may be included in eligible accounts under the Loan Agreement was increased from 35% to 45%, effective from March 31, 2021 through July 31, 2021.

Pursuant to the Loan Agreement, total borrowing capacity under the revolving credit facility is based on a borrowing base, which is generally defined as 85% of eligible receivables plus the lesser of (i) 70% of the value of eligible inventory (subject to certain limitations) or (ii) 85% of the net orderly liquidation value of eligible inventory, less applicable reserves. The scheduled maturity date of the loans under the revolving credit facility is October 15, 2025 (subject to customary early termination provisions). Loans under the revolving credit facility bear interest, at the Company’s option, at a base rate or at LIBOR, plus applicable margins based on average quarterly availability. Interest payments are due monthly, payable in arrears. The Company is also required to pay an annual non-use fee on unused amounts under the revolving credit facility, as well as other customary fees as are set forth in the Loan Agreement. As of July 3, 2021, the interest rate on LIBOR based and base rate revolver loans was 2.625% and 4.500%, respectively. At July 3, 2021, the amount outstanding on the revolving credit facility was $19,371, the total borrowing base was $25,799, and borrowing availability was $6,428.

The principal of the term loan is to be repaid, on a quarterly basis, in installments of $375, until paid in full on termination and subject to mandatory repayment in certain circumstances. The scheduled maturity date of the term loan is October 15, 2025 or earlier, if the revolving credit facility is terminated. The term loan bears interest, at the Company’s option, at a base rate or at LIBOR, plus applicable margins, and interest payments are due monthly, in arrears. As of July 3, 2021, the interest rate on LIBOR based term loans and on base rate term loans was 3.875% and 5.750%, respectively. The amount outstanding on the term loan was $6,375 as of July 3, 2021.

The total borrowing capacity under the FILO loan is the lesser of (i) the then applicable aggregate FILO commitment amount and (ii) a borrowing base, generally defined as a specific percentage of the value of eligible accounts, plus a specified percentage of the value of eligible inventory. The aggregate FILO commitment amount as of July 3, 2021 was $2,031 with no further availability, and such amount will be proportionately reduced each quarter until the FILO loan is terminated at maturity on October 15, 2024. There can be no voluntary repayment on the FILO loan as long as there are loans outstanding under the revolving credit facility, unless (i) there is an overadvance under the FILO loan, or (ii) such prepayment is accompanied by a permanent dollar for dollar reduction in the aggregate FILO commitment amount such that, after giving effect to such prepayment and reduction, the outstanding principal amount of the FILO loan is equal to but does not exceed the lesser of (A) the aggregate FILO commitment amount and (B) the FILO borrowing base. The FILO loan bears interest, at the Company’s option, at a base rate or at LIBOR, plus applicable margins, and interest payments are due monthly, in arrears. As of July 3, 2021, the interest rate on the LIBOR based FILO loans and on base rate FILO loans was 3.625% and 5.500%, respectively.

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

The Loan Agreement also contains customary events of default, including if the Company fails to comply with any required financial covenants and upon the occurrence of a change of control without consent of the lender. In the event of a default, all of the obligations under the Loan Agreement may be declared immediately due and payable. For certain events of default relating to insolvency and receivership, all outstanding obligations become due and payable.

Prior Bank of America Credit Facility. On June 28, 2018, the Company and Summer Infant (USA), Inc., as borrowers, entered into a Second Amended and Restated Loan and Security Agreement with Bank of America, N.A. (“BofA”), as agent, the financial institutions party to the agreement from time to time as lenders, and certain subsidiaries of the Company as guarantors (as amended, the “Prior BofA Agreement”). The Prior BofA Agreement replaced the Company’s prior credit facility with Bank of America, and provided for an asset-based revolving credit facility, with a $5,000 letter of credit sub-line facility. The total borrowing capacity was based on a borrowing base, which was defined as 85% of eligible receivables plus the lesser of (i) 70% of the value of eligible inventory or (ii) 85% of the net orderly liquidation value of eligible inventory, less applicable reserves. The scheduled maturity date of loans under the Prior BofA Agreement was June 28, 2023 (subject to customary early termination provisions). On October 15, 2020, the Prior BofA Agreement was replaced by the Loan Agreement described above. Loans under the Prior BofA Agreement bore interest, at the Company’s option, at a base rate or at LIBOR, plus applicable margins based on average quarterly availability under the Prior BofA Agreement. Interest payments were due monthly, payable in arrears.

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

PPP Loan

On August 3, 2020, the Company received loan proceeds of $1,956 (the “PPP Loan”) pursuant to the Paycheck Protection Program (“PPP”) administered by the U.S. Small Business Administration (“SBA”) under the U.S. CARES Act. The PPP Loan, which was in the form of a promissory note (the “PPP Note”), between the Company and BofA, as the lender, had a maturity date of July 27, 2025 and would bear interest at a fixed rate of 1% per annum. Monthly principal and interest payments were deferred until (i) the date on which the amount of forgiveness was remitted to the Company’s lender, (ii) the date on which the Company’s lender provided notice that the Company was not entitled to loan forgiveness, and (iii) if a borrower did not apply for loan forgiveness, 10 months after the date of the loan forgiveness covered period. The Company was permitted to voluntarily prepay the borrowings in full with no associated penalty or premium. Under the terms of the PPP, the principal and interest could be forgiven if the PPP Loan proceeds were used for qualifying expenses, including payroll costs, rent and utility costs. The PPP Note contained customary representations, warranties, and covenants for this type of transaction, including customary events of default relating to, among other things, payment defaults and breaches of representations and warranties or other provisions of the PPP Note. The occurrence of an event of default could have resulted in, among other things, the Company becoming obligated to repay all amounts outstanding under the PPP Note. On February 18, 2021, the Company applied for full forgiveness of the PPP loan through Bank of America. In May 2021, the Small Business Administration determined that the PPP Loan was fully approved for forgiveness and on May 23, 2021, the PPP Loan was repaid in full by the SBA to BofA. The forgiveness amount remitted was $1,956 in principal and $16 in interest.

Aggregate maturities of bank debt related to the Loan Agreement are as follows:

Fiscal Year ending:
2021	$1,063
2022	1,594
2023	2,125
2024	2,125
2025 and thereafter	20,870
Total	$27,777

Unamortized debt issuance costs were $1,141 at July 3, 2021 and $1,275 at January 2, 2021, and are presented as a direct deduction of long-term debt on the condensed consolidated balance sheets.

4.          PROPERTY AND EQUIPMENT

Property and equipment, at cost, consisted of the following at July 3, 2021 and January 2, 2021:

	July 3,	January 2,	Depreciation/
	2021	2021	Amortization Period
Computer-related	$4,574	$4,560	5 years
Tools, dies, prototypes, and molds	28,162	27,849	1 - 5 years
Other	7,762	7,671	1 - 15 years
	40,498	40,080
Less: accumulated depreciation	36,194	35,291
Property and equipment, net	$4,304	$4,789

Total depreciation expense was $901 and $1,536 for the six months ended July 3, 2021 and June 28, 2020, respectively.

5.          INTANGIBLE ASSETS

Intangible assets consisted of the following:

	July 3,	January 2,
	2021	2021
Brand names	$10,900	$10,900
Patents and licenses	4,142	4,125
Customer relationships	6,946	6,946
Other intangibles	1,882	1,882
	23,870	23,853
Less: Accumulated amortization	(12,333)	(12,114)
Intangible assets, net	$11,537	$11,739

The amortization period for the majority of the intangible assets ranges from 5 to 20 years for those assets that have an estimated life; certain of the assets have indefinite lives (brand names). Total of intangibles not subject to amortization amounted to $8,400 as of July 3, 2021 and January 2, 2021.

6.          COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space and distribution centers primarily related to its United States, Canada, United Kingdom, and Hong Kong operations. In connection with these leases, there were no cash incentives from the landlord to be used for the construction of leasehold improvements within the facility.

In May 2020, the Company entered into a lease agreement amendment related to its headquarters in Woonsocket, Rhode Island. The agreement decreased the leased premises square footage and extended the current term, which was set to end in March 2021 prior to the amendment to June 2025. It additionally granted two 5-year term extension options. The Company was accounting for the lease in Woonsocket as a sale-leaseback with the building on the balance sheet as property and equipment, net and a corresponding financing obligation in long-term liabilities. Upon the execution of the lease amendment, the Company re-assessed the classification of the lease and determined it to be an operating lease, as the criteria for a sale had been met. As part of this re-classification, the Company derecognized the financing obligation of $2,390 from long-term liabilities and the amount related to the property and equipment, net of $2,357 from the balance sheet and recorded a ROU asset and lease liability of $1,457 respectively. The Company did not include either of the term extension options in the calculation of the ROU asset and lease liability.

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

The Company identified and assessed the following significant assumptions in recognizing the right-of-use asset and corresponding liabilities:

●	Expected lease term – The expected lease term includes both contractual lease periods and, when applicable, cancelable option periods when it is reasonably certain that the Company would exercise such options. These leases have remaining lease terms between 0.33 and 5.33 years. The Woonsocket lease has two 5-year extension options and the Canada lease has one 5-year extension option that have not been included in the lease term.

●	Incremental borrowing rate – The Company’s lease agreements do not provide an implicit rate. As the Company does not have any external borrowings for comparable terms of its leases, the Company estimated the incremental borrowing rate based on secured borrowings available to the Company for the next 5 years. This is the rate the Company would have to pay if borrowing on a collateralized basis over a similar term in an amount equal to the lease payments in a similar economic environment.

●	Lease and non-lease components – In certain cases the Company is required to pay for certain additional charges for operating costs, including insurance, maintenance, taxes, and other costs incurred, which are billed based on both usage and as a percentage of the Company’s share of total square footage. The Company determined that these costs are non-lease components and they are not included in the calculation of the lease liabilities because they are variable. Payments for these variable, non-lease components are considered variable lease costs and are recognized in the period in which the costs are incurred.

The components of the Company’s lease expense for the six months ended July 3, 2021 and June 27, 2020 were as follows:

	Six Months Ended		Six Months Ended
	July 3, 2021		June 27, 2020
Operating lease cost	$1,708		$1,297
Variable lease cost	$329		$523
Less: sublease income	(509)		(250)
Total lease expense	$1,528		$1,570

Weighted-average remaining lease term	5.08	years
Weighted-average discount rate:	3.39%

Cash paid for amounts included in the measurement of the Company’s lease liabilities were $1,531 and $1,405 for the six months ended July 3, 2021 and June 27, 2020 respectively.

As of July 3, 2021, the present value of maturities of the Company’s operating lease liabilities were as follows:

Fiscal Year Ending:
2021	$1,423
2022	3,487
2023	3,408
2024	3,347
2025	3,284
Thereafter	2,672
Less imputed interest	(1,484)
Total	$16,137

The future fixed sublease receipts under non-cancelable operating lease agreements as of July 3, 2021 are as follows:

Fiscal Year Ending:
2021	250
Total	$250

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

7.          SHARE BASED COMPENSATION

The Company is currently authorized to issue up to 374,889 shares for equity awards under the Company’s Amended and Restated 2012 Incentive Compensation Plan (“2012 Plan”). In May 2021, the Company's stockholders approved an increase in the number of shares available for issuance under the 2012 Plan from 188,889 to 374,889. Periodically, the Company may also grant equity awards outside of its 2012 Plan as inducement grants for new hires.

Under the 2012 Plan, awards may be granted to participants in the form of non-qualified stock options, incentive stock options, restricted stock, deferred stock, restricted stock units and other stock-based awards. Subject to the provisions of the plans, awards may be granted to employees, officers, directors, advisors and consultants who are deemed to have rendered or are able to render significant services to the Company or its subsidiaries and who are deemed to have contributed or to have the potential to contribute to the Company’s success. The Company accounts for options under the fair value recognition standard. Share-based compensation expense for the six months ended July 3, 2021 and June 27, 2020 was $266 and $31, respectively. Share based compensation expense is included in general and administrative expenses.

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

As of July 3, 2021, there were 70,590 stock options outstanding and 8,023 unvested restricted shares outstanding.

During the six months ended July 3, 2021, the Company granted 42,000 stock options and 20,960 shares of restricted stock, respectively. The following table summarizes the weighted average assumptions used for stock options granted during the six months ended July 3, 2021 and June 27, 2020.

	For the Six	For the Six
	Months Ended	Months Ended
	July 3, 2021	June 27, 2020
Expected life (in years)	4.6	5.1
Risk-free interest rate	0.74%	1.74%
Volatility	104.3%	67.3%
Dividend yield	0%	0%
Forfeiture rate	28.1%	14.2%

As of July 3, 2021, there were 200,754 shares available to grant under the 2012 Plan.

8.          WEIGHTED AVERAGE COMMON SHARES

Basic and diluted earnings per share (“EPS”) is based upon the weighted average number of common shares outstanding during the period. Diluted weighted average number of common shares outstanding also included common stock equivalents such as stock options and restricted shares. The Company does not include the anti-dilutive effect of common stock equivalents in the calculation of dilutive common shares outstanding. The computation of diluted common shares for the three and six months ended July 3, 2021 excluded 56,059 and 53,449 stock options and excluded 3,143 and 1,768 shares of restricted stock outstanding, respectively. The computation of diluted common shares for the three and six months ended June 27, 2020 excluded 71,562 stock options and excluded 20,433 and 20,465 shares of restricted stock outstanding, respectively.

	For the Three	For the Three
	Months Ended	Months Ended
Calculation of Basic and Diluted EPS	July 3, 2021	June 27, 2020
Weighted-average common shares outstanding - basic	2,149,258	2,111,319
Dilutive effect of restricted shares	4,880	110
Dilutive effect of stock options	14,531	—
Weighted-average common shares outstanding – diluted	2,168,669	2,111,429
Earnings per share - basic	$0.63	$0.61
Earnings per share - diluted	$0.62	$0.61

	For the Six	For the Six
	Months Ended	Months Ended
Calculation of Basic and Diluted EPS	July 3, 2021	June 27, 2020
Weighted-average common shares outstanding – basic	2,141,160	2,110,292
Dilutive effect of restricted shares	6,255	78
Dilutive effect of stock options	17,141	—
Weighted-average common shares outstanding – diluted	2,164,556	2,110,370
Earnings per share – basic	$0.75	$0.04
Earnings per share – diluted	$0.75	$0.04

9.          SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing date of this Quarterly Report on Form 10-Q and determined that no subsequent events occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes thereto.

ITEM 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking information and statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All forward-looking statements included in this document are based on information available to us on the date hereof. It is important to note that our actual results could differ materially from those projected in such forward-looking statements contained in this Quarterly Report on Form 10-Q. These forward-looking statements include statements concerning our expectations regarding the impact of the COVID-19 pandemic and ongoing supply chain disruptions on our financial condition and results of operations in the near and long term; expected increased freight and transportation costs in the second half of 2021; expected increased raw material costs; our mitigation efforts and our expected cash flow and liquidity for the next 12 months. These statements are based on current expectations that involve numerous risks and uncertainties. These risks and uncertainties include the impact of the COVID-19 outbreak on our business operations, and the U.S. and global economies; our reliance on foreign suppliers and potential disruption in foreign markets in which we operate; potential global supply chain disruption and increased costs of freight and transportation; potential increases in the cost of raw materials used to manufacture our products; changes in international trade policy and the imposition of tariffs or other fees by the United States or other countries on our products; the concentration of our business with retail customers; potential liquidity problems or bankruptcy of our customers and their ability to pay us in a timely manner; our ability to comply with financial and other covenants in our debt agreements; our ability to work with our lenders to amend our existing debt agreements, if required; our ability to raise additional funds or engage in a strategic transaction, if necessary; our ability to introduce new products or improve existing products that satisfy consumer preferences; our ability to develop new or improved products in a timely and cost-efficient manner; our ability to compete with larger and more financially stable companies in our markets; our dependence on key personnel; compliance with safety and testing regulations for our products; potential product liability claims arising from use of our products; unanticipated tax liabilities; a potential impairment of other intangible assets; and other risks as detailed in our Annual Report on Form 10-K for the year ended January 2, 2021 and subsequent filings with the Securities and Exchange Commission. All these matters are difficult or impossible to predict accurately, many of which may be beyond our control. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate.

The following discussion is intended to assist in the assessment of significant changes and trends related to the results of operations and financial condition of our Company and our consolidated subsidiaries. This Management’s Discussion and Analysis should be read together with the unaudited interim condensed consolidated financial statements and related notes included elsewhere in this filing and with our consolidated financial statements for the year ended January 2, 2021 included in our Annual Report on Form 10-K (“2020 Form 10-K”).

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

Leveraging our strength in product development, global sourcing, and sales to national retailers, independent retailers, distributors, and ecommerce (pureplay and omni-channel), we will be launching a new brand into the pet space. Our focus will be on categories that complement our juvenile development and sourcing strategy, as well as, a well-rounded product offering to highlight our expertise in this new category. These high quality, innovative pet products will establish SUMR Brands as an authority in the pet category, similar to our position as a recognized authority in the juvenile products industry. Initial products will launch at the end of the first quarter of 2022 with additional categories added as available.

In the second quarter of 2021, sales declined 19.9% as compared to the prior year period, primarily due to the continued supply chain and logistical issues that resulted in missed shipment opportunities as customer demand remained strong in the second quarter. Gross profit declined by 31.1% as compared to the prior year period as a result of lower sales as well as freight and raw material increases relating to COVID-19. The second quarter of 2020 also included the benefit of $1,786 in cost of goods sold as a result of tariff exclusions that have since expired. General and administrative expenses were in-line with the prior year, an increase of less than 1%. Net income per diluted share for the second quarter of 2021 was $0.62 as compared to net income per diluted share of $0.61 in the comparable prior period.

Impact of the COVID-19 Pandemic. As discussed in our 2020 Form 10-K, we experienced some delays in manufacturing and shipment of our products to the U.S. throughout 2020, as the majority of our products are sourced from China.

In the first and second quarter of 2021, the Company experienced additional supply chain disruption in Asia in terms of logistics, issues securing containers and transportation, as well as on-going manufacturing challenges in North America due to the impact of COVID-19 on our North American suppliers. As a result, in the first and second quarters, we were unable to meet demand for certain products. The Company is actively working on various alternatives to address these issues, including, working with multiple transportation companies to secure better supply.

Although we are experiencing supply chain improvements in the third quarter, we expect supply chain challenges to continue through the remainder of 2021, with limited availability and access to shipping containers which will drive escalating freight costs. Additionally, cost increases with certain vendors, as it relates to resin and steel were agreed upon in the second quarter of 2021 and we anticipate these costs and freight costs, to continue to pressure profitability. Given the unpredictability of the COVID-19 pandemic, it is also possible that outbreaks may reoccur later in the year. With our mid-size and smaller customers, we continue to experience some of these customers asking for extensions in payment terms. We expect these customers may experience financial difficulties, and we are taking steps to limit risk of non-payment from these customers.

The Company is continuing to implement price increases with customers to mitigate some of these cost challenges related to freight and product cost increases instituted in the second quarter of 2021.

Summary of Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates during the six months ended July 3, 2021 from our critical accounting policies and estimates disclosed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Form 10-K.

Results of Operations

	For the three months ended		For the six months ended
	(Unaudited)		(Unaudited)
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net sales	$30,602	$38,214	$66,803	$78,552
Cost of goods sold	20,936	24,175	46,480	52,010
Gross profit	9,666	14,039	20,323	26,542
General & administrative expenses	6,792	6,729	13,819	14,876
Selling expenses	2,456	3,738	4,863	7,182
Depreciation and amortization	560	813	1,120	1,780
Operating (loss) income	(142)	2,759	521	2,704
Interest expense, net	326	1,121	662	2,531
Gain from extinguishment of debt	(1,972)	—	(1,972)	—
Income (loss) before provision for income taxes	1,504	1,638	1,831	173
Provision for income taxes	149	351	216	96
Net income	$1,355	$1,287	$1,615	$77

Three Months ended July 3, 2021 compared with Three Months ended June 27, 2020

Net sales decreased 19.9% from $38,214 for the three months ended June 27, 2020 to $30,602 for the three months ended July 3, 2021 primarily as a result of the negative effects of the COVID-19 pandemic on our supply chain including the inability to secure shipping containers thus impacting our ability to ship to our customers in full. While customer orders remained strong throughout the quarter, we were unable to fully satisfy demand for our products resulting in missed sales opportunities.

Cost of goods sold includes cost of the finished product from suppliers, tariffs/duties on certain imported items, freight-in from suppliers, and miscellaneous charges. The components of cost of goods sold remained substantially the same for the quarter ended July 3, 2021 as compared to the quarter ended June 27, 2020.

Gross profit decreased 31.1% from $14,039 for the three months ended June 27, 2020 to $9,666 for the three months ended July 3, 2021. Gross profit as a percent of net sales decreased from 36.7% for the three months ended June 27, 2020 to 31.6% for the three months ended July 3, 2021. While the decline in gross profit was primarily attributable to the decrease in net sales, from $38,214 for the three months ended June 27, 2020 to $30,602 in the three months ended July 3, 2021, this decline and the decline in the gross profit percentage over this period is also related to numerous other factors. Specifically, these decreases were also a result of the current quarter increase in transportation and raw material costs which impacted the cost of finished goods and because the second quarter of 2020 included a benefit of $1,768 relating to a tariff exclusion on certain gate, bath, and bedrail products. These factors were partially offset by the benefit of an $841 reserve reversal related to products that were sold to customers with return and discount rights in prior periods, such products have since sold through without any liability.

General and administrative expenses increased slightly by 0.9% from $6,729 for the three months ended June 27, 2020 to $6,792 for the three months ended July 3, 2021. General and administrative expenses increased from 17.6% of net sales for the three months ended June 27, 2020 to 22.2% of net sales for the three months ended July 3, 2021. The increase as a percent of sales was due to lower sales in the second quarter of 2021.

Selling expenses decreased 34.3% from $3,738 for the three months ended June 27, 2020 to $2,456 for the three months ended July 3, 2021. Selling expenses decreased as a percent of net sales from 9.8% for the three months ended June 27, 2020 to 8.0% for the three months ended July 3, 2021. The decrease in selling expense dollars was primarily attributable to lower sales. The decrease in selling expenses as a percent of net sales was primarily attributable to lower cooperative advertisement costs.

Depreciation and amortization decreased 31.1% from $813 for the three months ended June 27, 2020 to $560 for the three months ended July 3, 2021. The decrease in depreciation and amortization was attributable to lower capital investment over the past year.

Interest expense decreased 70.9% from $1,121 for the three months ended June 27, 2020 to $326 for the three months ended July 3, 2021. Interest expense decreased due to our debt refinancing with Bank of America in the fourth quarter of 2020 as well as lower debt levels in the second quarter of 2021.

For the three months ended June 27, 2020, we recorded a $351 provision for income taxes on $1,638 of pretax income. The provision for income tax for the three months ended June 27, 2020 included a $120 discrete valuation allowance charge for nondeductible interest expense. For the three months ended July 3, 2021, we recorded a $149 provision for income taxes on $1,504 of pretax income. The Company provided for a valuation allowance on the net operating losses in Summer Infant Canada of $237 as a discrete item in the three months ended July 3, 2021.

Six Months ended July 3, 2021 compared with Six Months ended June 27, 2020

Net sales decreased 15.0% from $78,552 for the six months ended June 27, 2020 to $66,803 for the six months ended July 3, 2021 primarily as a result of the negative effects of the COVID-19 pandemic on our supply chain including the inability to secure containers thus impacting our ability to ship to our customers in full. While customer orders remained strong throughout the first six months, we were unable to satisfy demand for our products resulting in missed sales opportunities.

Cost of goods sold includes cost of the finished product from suppliers, tariffs/duties on certain imported items, freight-in from suppliers, and miscellaneous charges. The components of cost of goods sold remained substantially the same for the six months ended July 3, 2021 as compared to the six months ended June 27, 2020.

Gross profit decreased 23.4% from $26,542 for the six months ended June 27, 2020 to $20,323 for the six months ended July 3, 2021. Gross profit as a percent of net sales decreased from 33.8% for the six months ended June 27, 2020 to 30.4% for the six months ended July 3, 2021. While the decline in gross profit was primarily attributed to the decrease in net sales, from $78,552 in the six months ended June 27, 2020 to $66,803 for the six months ended July 3, 2021, this decline and the decline in the gross profit percentage over this period is also related to numerous other factors. Specifically, these decreases were also a result of the year to date increase in transportation costs and other raw material costs which impacted the cost of finished goods and because the six months ended June 2020 included a benefit of $2,289 relating to a tariff exclusion on certain gate, bath and bedrail products. These factors were partially offset by the benefit of an $841 reserve reversal related to products that were sold to customers with return and discount right in prior periods, such product have since sold through without any liability.

General and administrative expenses decreased 7.1% from $14,876 for the six months ended June 27, 2020 to $13,819 for the six months ended July 3, 2021. General and administrative expenses increased from 18.9% of net sales for the six months ended June 27, 2020 to 20.7% of net sales for the six months ended July 3, 2021. The increase as a percent of sales was primarily due to lower sales. The Company continues to benefit and manage to the restructuring activities which were implemented at various dates in 2020.

Selling expenses decreased 32.3% from $7,182 for the six months ended June 27, 2020 to $4,863 for the six months ended July 3, 2021. Selling expenses decreased as a percent of net sales from 9.1% for the six months ended June 27, 2020 to 7.3% for the six months ended July 3, 2021. The decrease in selling expense dollars was primarily attributable to lower sales. The decrease in selling expenses as a percent of net sales was primarily attributable to a decline in cooperative advertising.

Depreciation and amortization decreased 37.1% from $1,780 for the six months ended June 27, 2020 to $1,120 for the six months ended July 3, 2021. The decrease in depreciation was attributable to a decline in capital investment.

Interest expense decreased 73.8% from $2,531 for the six months ended June 27, 2020 to $662 for the six months ended July 3, 2021. The decrease in interest expense was primarily attributable to our debt refinancing with Bank of America in the fourth quarter of 2020 as well as lower debt levels. The six months ended June 27, 2020 also included $266 of previously unamortized prepaid finance fees associated with the reduction in the total revolver commitments under the Company’s Bank of America credit facility in March 2020.

For the six months ended June 27, 2020, we recorded a $96 provision for income taxes on $173 of pretax income. The provision for income taxes for the six months ended June 27, 2020, included a $171 discrete valuation allowance charge for nondeductible interest expense. For the six months ended July 3, 2021, we recorded a $216 provision on $1,831 of pretax income. The Company provided for a valuation allowance on the net operating losses in Summer Infant Canada of $237 as a discrete item in the six months ended July 3, 2021. The income tax rate for the six months ended July 3, 2021 included an expected increase in valuation allowance of $150 for nondeductible interest expense that is fully reserved for.

Liquidity and Capital Resources

We fund our operations and working capital needs through cash generated from operations and borrowings under our credit facilities.

In our typical operational cash flow cycle, inventory is purchased in U.S. dollars to meet expected demand plus a safety stock. Because the majority of our suppliers are based in Asia, inventory takes from four to six weeks to arrive from Asia to the various distribution points we maintain in the United States, Canada and China. Payment terms for these vendors range from approximately 30-75 days from the date the product ships from Asia and therefore we are generally paying for the product a short time after it is physically received in the United States. In turn, sales to customers generally have payment terms of 60 days, resulting in an accounts receivable and increasing the amount of cash required to fund working capital. To bridge the gap between paying our suppliers and receiving payment from our customers for goods sold, we rely on our credit facilities.

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

For the six months ended July 3, 2021, net cash provided by operating activities totaled $3,481 and primarily represents positive cash flow from operating income and net positive changes in working capital. Net cash provided by operating activities for the six months ended June 27, 2020 was $14,936 primarily due to increased profitability and working capital efficiency which included a significant reduction in inventory.

For the six months ended July 3, 2021, net cash used in investing activities was approximately $472. For the six months ended June 27, 2020, net cash used in investing activities was approximately $921.

Net cash used in financing activities was approximately $3,095 for the six months ended July 3, 2021. Cash used in financing was primarily used to reduce our bank borrowings on our credit facilities. Net cash used in financing activities was approximately $13,660 for the six months ended June 27, 2020 and was used primarily used to reduce our bank borrowing on our credit facilities.

Primarily as a result of the above factors, net cash decreased for the six months ended July 3, 2021 by $53 as compared to a $453 increase for the six months ended June 27, 2020, resulting in a cash balance of approximately $457 at July 3, 2021 versus a cash balance of approximately $848 at June 27, 2020.

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

If we are unable to meet our current financial projections, including forecasted freight and raw material costs or if we do not adequately control expenses or adjust our operations accordingly, we may experience constraints on our liquidity and may not meet the financial and other covenants under our revolving credit facility, term loan and FILO loan, which could impact our availability. There is no assurance that we will meet all of our financial or other covenants in the future, or that our lender will grant waivers or agree to amend the terms of our agreement if there are covenant violations. In such case, we may be required to seek to raise additional funds through debt or equity financings, restructure our existing debt, engage in strategic collaborations, and/or a strategic transaction that is in the best interest of our stockholders. Any such financing or strategic transaction could result in significant dilution to our existing stockholders, depending on the terms of the transaction. If we are unable to identify a strategic transaction, raise additional funds, and/or restructure our existing debt, our operations could be limited and we may not be able to meet all of our obligations under our revolving credit facility, term loan and FILO loan.

Based on past performance and current expectations, we believe that our anticipated cash flow from operations and availability under our existing credit facility are sufficient to fund our working capital, capital expenditures and debt service requirements for at least the next 12 months.

Loan Agreement with BofA

We and our wholly owned subsidiary, Summer Infant (USA), Inc., are parties to a Third Amended and Restated Loan and Security Agreement (the “Loan Agreement”) with Bank of America, N.A., as agent, that provides for (i) a $40,000 asset-based revolving credit facility, with a $5,000 unused letter of credit sub-line facility as of January 2, 2021, (ii) a $7,500 term loan and (iii) a $2,500 FILO (first-in, last-out) loan. The Loan Agreement replaced our prior credit facility with BofA and term loan with Pathlight Capital. As of July 3, 2021 the outstanding revolving credit facility, FILO and term loan balances were $19,371, $2,031, and $6,375, respectively.

Pursuant to the Loan Agreement, total borrowing capacity under the revolving credit facility is based on a borrowing base, which is generally defined as 85% of eligible receivables plus the lesser of (i) 70% of the value of eligible inventory (subject to certain limitations) or (ii) 85% of the net orderly liquidation value of eligible inventory, less applicable reserves. The scheduled maturity date of the loans under the revolving credit facility is October 15, 2025 (subject to customary early termination provisions). Loans under the revolving credit facility bear interest, at our option, at a base rate or at LIBOR, plus applicable margins based on average quarterly availability. Interest payments are due monthly, payable in arrears. We are also required to pay an annual non-use fee on unused amounts under the revolving credit facility, as well as other customary fees as are set forth in the Loan Agreement. As of July 3, 2021, the interest rate on LIBOR based revolver loans and on base rate revolver loans was 2.625% and 4.500%, respectively.

The principal of the term loan is to be repaid, on a quarterly basis, in installments of $375, until paid in full on termination and subject to mandatory repayment in certain circumstances. The scheduled maturity date of the term loan is October 15, 2025 or earlier, if the revolving credit facility is terminated. The term loan bears interest, at our option, at a base rate or at LIBOR, plus applicable margins, and interest payments are due monthly, in arrears. As of July 3, 2021, the interest rate on LIBOR based term loans and on base rate term loans was 3.875% and 5.75%, respectively.

The total borrowing capacity under the FILO loan is the lesser of (i) the then applicable aggregate FILO commitment amount and (ii) a borrowing base, generally defined as a specific percentage of the value of eligible accounts, plus a specified percentage of the value of eligible inventory. The aggregate FILO commitment amount will be proportionately reduced each quarter until the FILO loan is terminated at maturity on October 15, 2024. There can be no voluntary repayment on the FILO loan as long as there are loans outstanding under the revolving credit facility, unless (i) there is an overadvance under the FILO loan, or (ii) such prepayment is accompanied by a permanent dollar for dollar reduction in the aggregate FILO commitment amount such that, after giving effect to such prepayment and reduction, the outstanding principal amount of the FILO loan is equal to but does not exceed the lesser of (A) the aggregate FILO commitment amount and (B) the FILO borrowing base. The FILO loan bears interest, at our option, at a base rate or at LIBOR, plus applicable margins, and interest payments are due monthly, in arrears. As of July 3, 2021, the interest rate on LIBOR based FILO loans and on base rate FILO loans was 3.625% and 5.50%, respectively.

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

The Loan Agreement also contains customary events of default, including if we fail to comply with any required financial covenants and the occurrence of a change of control without consent of the lender. In the event of a default, all of the obligations under the Loan Agreement may be declared immediately due and payable. For certain events of default relating to insolvency and receivership, all outstanding obligations become due and payable.

For additional information on the Loan Agreement, please see Note 3 to our condensed consolidated financial statements included in this Quarterly Report.

ITEM 3.Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

ITEM 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Interim Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as of July 3, 2021. Our Chief Executive Officer and Interim Chief Financial Officer have concluded, based on this evaluation, that our controls and procedures were effective as of July 3, 2021.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.Legal Proceedings

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

ITEM 1A.Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of our 2020 Form 10-K.

ITEM 2.Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3.Defaults Upon Senior Securities

None.

ITEM 4.Mine Safety Disclosures

Not applicable.

ITEM 5.Other Information.

None.

ITEM 6.Exhibits

The exhibits listed in the Exhibit Index immediately preceding the signature page hereto are filed as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit No.	Description

10.1

Letter Agreement, dated April 16, 2021, among Summer Infant, Inc. and Summer Infant (USA), Inc., as borrowers, the guarantors from time to time party thereto, and Bank of America, N.A., as agent and lender (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 18, 2021)

10.2	Amended and Restated 2012 Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 20, 2021)

31.1+	Certification of Principal Executive Officer

31.2+	Certification of Principal Financial Officer

32.1+	Section 1350 Certification of Chief Executive Officer

32.2+	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Summer Infant, Inc.

Date: August 16, 2021	By:	/s/ Stuart Noyes
Stuart Noyes
Chief Executive Officer
(Principal Executive Officer)

Date: August 16, 2021	By:	/s/ Bruce Meier
Bruce Meier
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)