Form 10-Q
period 2021-10-02
Summer Infant, Inc.
filed 2021-11-10
CIK 1314772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 2, 2021

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

As of November 8, 2021, there were 2,164,708 shares outstanding of the registrant’s Common Stock, $0.0001 par value per share.

Summer Infant, Inc.

Form 10-Q

		Page Number
Part I.	Financial Information	1

Item 1.	Condensed Consolidated Financial Statements (unaudited)	1

	Condensed Consolidated Balance Sheets as of October 2, 2021 (unaudited) and January 2, 2021	1

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended October 2, 2021 and September 26, 2020 (unaudited)	2

	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended October 2, 2021 and September 26, 2020 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended October 2, 2021 and September 26, 2020 (unaudited)	4

	Condensed Consolidated Statements of Stockholder’s Equity for the Nine Months Ended October 2, 2021 and September 26, 2020 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	22

Part II.	Other Information	23

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Mine Safety Disclosures	23

Item 5.	Other Information	23

Item 6.	Exhibits	24

Exhibit Index		24

Signatures		25

PART I. FINANCIAL INFORMATION

ITEM 1.      Condensed Consolidated Financial Statements (unaudited)

Summer Infant, Inc.

Condensed Consolidated Balance Sheets

Note that all amounts presented in the table below are in thousands of U.S. dollars, except share and par value amounts.

	(Unaudited)
	October 2,	January 2,
	2021	2021
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$389	$510
Trade receivables, net of allowance for doubtful accounts	34,446	25,995
Inventory, net	24,654	25,123
Prepaid and other current assets	1,142	1,850
TOTAL CURRENT ASSETS	60,631	53,478
Property and equipment, net	4,145	4,789
Other intangible assets, net	11,445	11,739
Right to use assets, noncurrent	14,951	3,625
Deferred tax assets, net	766	1,001
Other assets	105	105
TOTAL ASSETS	$92,043	$74,737

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$25,761	$27,986
Accrued expenses	7,849	6,064
Lease liabilities, current	2,768	2,349
Current portion of long term debt	2,125	2,125
TOTAL CURRENT LIABILITIES	38,503	38,524
Long-term debt, less current portion and unamortized debt issuance costs	33,398	27,536
Lease liabilities, noncurrent	12,721	1,493
Other liabilities	108	2,064
TOTAL LIABILITIES	84,730	69,617

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.0001 par value, 1,000,000 authorized, none issued or outstanding at October 2, 2021 and January 2, 2021, respectively	—	—
Common Stock $0.0001 par value, authorized, issued and outstanding of 49,000,000, 2,194,892 and 2,164,708 at October 2, 2021 and 49,000,000, 2,162,459, and 2,132,275 at January 2, 2021, respectively	2	2
Treasury Stock at cost (30,184 shares at October 2, 2021 and January 2, 2021)	(1,283)	(1,283)
Additional paid-in capital	78,332	77,979
Accumulated deficit	(68,323)	(70,190)
Accumulated other comprehensive loss	(1,415)	(1,388)
TOTAL STOCKHOLDERS’ EQUITY	7,313	5,120
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$92,043	$74,737

See notes to condensed consolidated financial statements

Summer Infant, Inc.

Condensed Consolidated Statements of Operations

Note that all amounts presented in the table below are in thousands of U.S. dollars, except share and per share amounts.

	(Unaudited)		(Unaudited)
	For the three months ended		For the nine months ended
	October 2,	September 26,	October 2,	September 26,
	2021	2020	2021	2020
Net sales	$41,552	$40,704	$108,355	$119,256
Cost of goods sold	29,778	27,168	76,258	79,178
Gross profit	11,774	13,536	32,097	40,078
General & administrative expenses	7,116	6,890	20,935	21,766
Selling expenses	3,121	2,802	7,984	9,984
Depreciation and amortization	555	783	1,675	2,563
Operating income	982	3,061	1,503	5,765
Interest expense	347	1,017	1,009	3,548
Gain from extinguishment of debt	—	—	(1,972)	—
Income before provision (benefit) for income taxes	635	2,044	2,466	2,217
Provision (benefit) for income taxes	383	(166)	599	(70)
Net income	$252	$2,210	$1,867	$2,287
Net income per share:
BASIC	$0.12	$1.04	$0.87	$1.08
DILUTED	$0.12	$1.03	$0.86	$1.08
Weighted average shares outstanding:
BASIC	2,164,676	2,126,497	2,148,999	2,115,694
DILUTED	2,176,240	2,155,791	2,168,470	2,120,044

See notes to condensed consolidated financial statements.

Summer Infant, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

Note that all amounts presented in the table below are in thousands of U.S. dollars.

	(Unaudited)		(Unaudited)
	For the three months ended		For the nine months ended
	October 2,	September 26,	October 2,	September 26,
	2021	2020	2021	2020
Net income	$252	$2,210	$1,867	$2,287
Other comprehensive (loss) income:
Changes in foreign currency translation adjustments	(40)	40	(27)	33

Comprehensive income	$212	$2,250	$1,840	$2,320

See notes to condensed consolidated financial statements.

Summer Infant, Inc.

Condensed Consolidated Statements of Cash Flows

Note that all amounts presented in the table below are in thousands of U.S. dollars.

	(Unaudited)
	For the Nine Months Ended
	October 2,	September 26,
	2021	2020
Cash flows from operating activities:
Net income	$1,867	$2,287
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,675	2,563
Stock-based compensation expense	289	135
Gain on extinguishment of debt	(1,972)	—
Write off of unamortized deferred financing costs	—	266
Amortization of deferred financing fees	201	588
Recovery of allowance for doubtful accounts	(5)	(14)
Paid in kind interest expense	—	366
Amortization of right of use asset	2,211	1,810
Changes in assets and liabilities:
(Increase) decrease in trade receivables	(8,512)	1,988
Decrease in inventory	391	3,539
Decrease in lease liability	(1,887)	(1,992)
Decrease in prepaids and other assets	728	178
(Decrease) increase in accounts payable and accrued expenses	(89)	4,037
Net cash (used in) provided by operating activities	(5,103)	15,751
Cash flows from investing activities:
Acquisitions of property and equipment	(738)	(1,052)
Acquisitions of other intangible assets	(35)	(83)
Net cash used in investing activities	(773)	(1,135)
Cash flows from financing activities:
Issuance of common stock upon exercise of stock options	64	11
Proceeds from Paycheck Protection Program loan	—	1,956
Repayment of New Term Loan Facility	(1,125)	—
Repayment of FILO Loan Facility	(469)	—
Net borrowings (repayment) on revolving facilities	7,255	(16,211)
Net cash provided by (used in) financing activities	5,725	(14,244)
Effect of exchange rate changes on cash and cash equivalents	30	104
Net (decrease) increase in cash and cash equivalents	(121)	476
Cash and cash equivalents, beginning of period	510	395
Cash and cash equivalents, end of period	$389	$871

Supplemental disclosure of cash flow information:
Cash paid for interest	$821	$2,300
Cash (refunded) paid for income taxes	$1	$(204)
Supplemental disclosure of non-cash investing and financing activities:
Derecognition of a building sale-leaseback fixed asset, net of depreciation	$—	$2,357
Derecognition of a building sale-leaseback financial obligation	$—	$(2,390)
Right-of-use asset acquired through new operating lease	$13,583	$(1,457)
Lease liability acquired through new operating lease	$(13,583)	$1,457

See notes to condensed consolidated financial statements.

Summer Infant, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

Note that all amounts presented in the table below are in thousands of U.S. dollars, except share and per share data.

			Additional			Accumulated
	Common Stock		Paid in	Treasury	Accumulated	Comprehensive	Total
	Shares	Amount	Capital	Stock	Deficit	Loss	Equity
Balance at December 28, 2019	2,108,743	$2	$77,715	$(1,283)	$(69,088)	$(1,763)	$5,583
Issuance of Common Stock upon vesting of restricted shares	1,064
Stock-based compensation, net of forfeitures			(11)				(11)
Fractional share issuance upon reverse stock split	1,620
Net loss for the period					(1,210)		(1,210)
Foreign currency translation adjustment						(55)	(55)
Balance at March 28, 2020	2,111,427	$2	$77,704	$(1,283)	$(70,298)	$(1,818)	$4,307
Issuance of Common Stock upon vesting of restricted shares	2,676
Stock-based compensation, net of forfeitures			42				42
Net income for the period					1,287		1,287
Foreign currency translation adjustment						48	48
Balance at June 27, 2020	2,114,103	$2	$77,746	$(1,283)	$(69,011)	$(1,770)	$5,684
Issuance of Common Stock upon vesting of restricted shares	16,014
Issuance of Common Stock upon exercise of stock options	1,390		11				11
Stock-based compensation, net of forfeitures			104				104
Net income for the period					2,210		2,210
Foreign currency translation adjustment						40	40
Balance at September 26, 2020	2,131,507	$2	77,861	(1,283)	(66,801)	(1,730)	8,049

			Additional			Accumulated
	Common Stock		Paid in	Treasury	Accumulated	Comprehensive	Total
	Shares	Amount	Capital	Stock	Deficit	Loss	Equity
Balance at January 2, 2021	2,132,275	$2	$77,979	$(1,283)	$(70,190)	$(1,388)	$5,120
Issuance of Common Stock upon vesting of restricted shares	349
Issuance of Common Stock upon exercise of stock options	985		9				9
Stock-based compensation, net of forfeitures			(7)				(7)
Net loss for the period					260		260
Foreign currency translation adjustment						(39)	(39)
Balance at April 3, 2021	2,133,609	$2	$77,981	$(1,283)	$(69,930)	$(1,427)	$5,343
Issuance of Common Stock upon vesting of restricted shares	24,035
Issuance of Common Stock upon exercise of stock options	6,980		55				55
Stock-based compensation, net of forfeitures			273				273
Net income for the period					1,355		1,355
Foreign currency translation adjustment						52	52
Balance at July 3, 2021	2,164,624	$2	$78,309	$(1,283)	$(68,575)	$(1,375)	$7,078
Issuance of common stock upon vesting of restricted shares	84
Stock-based compensation, net of forfeitures			23				23
Net income for the period					252		252
Foreign currency translation adjustment						(40)	(40)
Balance at October 2, 2021	2,164,708	$2	78,332	$(1,283)	$(68,323)	$(1,415)	$7,313

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

In March 2020, the Company completed a 1-for-9 reverse stock split of the Company’s issued and outstanding shares of common stock in order to regain compliance with Nasdaq’s minimum bid price requirement.

Reclassification

Previously reported amounts have been revised in the accompanying consolidated statement of cash flows to properly state the 2020 amortization of deferred financing costs. These revisions increased the Company’s net cash provided by operating activities and decreased the Company’s net cash provided by financing activities by $588. Net decrease in cash and cash equivalents remained unchanged.

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

Changes in the allowance for doubtful accounts are as follows:

	For the
	Nine Months Ended
	October 2, 2021	September 26, 2020
Allowance for doubtful accounts, beginning of period	$197	$542
(Reversals of) charges to costs and expenses, net	(5)	(14)
Account write-offs	—	(222)
Allowance for doubtful accounts, end of period	$192	$306

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

The Company utilized the full year forecast method of accounting for income taxes in the U.S. with the exception of the PPP loan forgiveness for the three and nine months ended October 2, 2021 since this amount was deemed unusual and infrequent in nature, and utilized the discrete method for the three and nine months ended September 26, 2020 as it believed the discrete method resulted in a more accurate representation of the income tax benefit for the period in 2020.

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

On March 27, 2020, the U.S. CARES Act was enacted, which provided a substantial tax-and-spending package intended to provide additional economic stimulus to address the impact of the COVID-19 pandemic. The U.S. CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property, and the creation of certain refundable employee retention credits. For the nine months ended September 26, 2020 and as a result of the U.S. CARES Act tax law changes, we recognized a $624 tax benefit related to the increase in interest deduction occurring during the fiscal years ended December 28, 2019 and December 29, 2018 which was fully reserved for. Additionally, for the nine months ended October 2, 2021, the Company provided for a valuation allowance on the net operating losses in Summer Infant Canada of $237 as a discrete item. The tax rate for the nine months ended October 2, 2021 included an increase in valuation allowance of $91 for nondeductible interest expense that is fully reserved for. As of October 2, 2021 and the year ended January 2, 2021, the Company had uncertain tax positions of $7,543, which has been fully reserved.

Net Income Per Share

Basic income per share for the Company is computed by dividing net income or loss by the weighted-average number of shares of common stock outstanding during the period. Diluted income per share includes the dilutive impact of outstanding stock options and unvested restricted shares.

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

2021 Plan and COVID-19 Pandemic

The Company believes that its existing plan will generate sufficient cash which, along with its existing cash and availability under its credit facility, will enable it to fund operations through at least the next 12 months. However, should the Company require additional cash, or should the impact from the COVID-19 pandemic discussed below be more severe than expected, the Company would identify other cost reductions or seek additional resources. Beginning in the first quarter of 2020, the COVID-19 pandemic negatively impacted the macroeconomic environment in the United States and globally, and the Company’s business.

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

The following is a table that presents net sales by geographical area:

	For the Three	For the Three
	Months Ended	Months Ended
	October 2, 2021	September 26, 2020
United States	$38,052	$35,729
All Other	3,500	4,975
Net Sales	$41,552	$40,704

	For the Nine	For the Nine
	Months Ended	Months Ended
	October 2, 2021	September 26, 2020
United States	$98,357	$107,307
All Other	9,998	11,949
Net Sales	$108,355	$119,256

All Other consists of Canada, Europe, South America, Mexico, Asia, and the Middle East.

Contract Balances

The Company does not have any contract assets such as work-in-process or contract liabilities such as customer advances. All trade receivables on the Company’s condensed consolidated balance sheet are from contracts with customers.

Contract Costs

Costs incurred to obtain a contract are capitalized unless short term in nature. As a practical expedient, costs to obtain a contract that are short term in nature are expensed as incurred. All contract costs incurred in the three and nine months ended October 2, 2021 and three and nine months ended September 26, 2020 fall under the provisions of the practical expedient and have therefore been expensed.

3.          DEBT

Loan Agreement with Bank of America

On October 15, 2020, the Company and its wholly owned subsidiary, Summer Infant (USA), Inc., became parties to a Third Amended and Restated Loan and Security Agreement (the “Loan Agreement”) with Bank of America, N.A. (“BofA”), as agent, that provides for (i) a $40,000 asset-based revolving credit facility, with a $5,000 unused letter of credit sub-line facility, (ii) a $7,500 term loan and (iii) a $2,500 FILO (first-in, last-out) loan. The Loan Agreement replaced the Company’s prior agreement with BofA and term loan with Pathlight Capital. In April 2021, the Company entered into a letter agreement with BofA pursuant to which the maximum percentage of accounts owing from Wal-Mart that may be included in eligible accounts under the Loan Agreement was increased from 35% to 45%, effective from March 31, 2021 through July 31, 2021.In August 2021, the Company entered into a letter agreement with BofA pursuant to which the maximum percentage of accounts owing from Amazon that may be included in eligible account under the Loan Agreement was increased from 45% to 55%, effective from August 27, 2021 through December 31, 2021. In September 2021, the Company entered into a letter agreement with BofA pursuant to which the maximum portion of the revolver borrowing base under the Loan Agreement attributable to Eligible In-Transit Inventory (after giving effect to the Inventory Formula Amount) was increased from $7,000 to $11,000, effective from September 14, 2021 through December 31, 2021.

Pursuant to the Loan Agreement, total borrowing capacity under the revolving credit facility is based on a borrowing base, which is generally defined as 85% of eligible receivables plus the lesser of (i) 70% of the value of eligible inventory (subject to certain limitations) or (ii) 85% of the net orderly liquidation value of eligible inventory, less applicable reserves. The scheduled maturity date of the loans under the revolving credit facility is October 15, 2025 (subject to customary early termination provisions). Loans under the revolving credit facility bear interest, at the Company’s option, at a base rate or at LIBOR, plus applicable margins based on average quarterly availability. Interest payments are due monthly, payable in arrears. The Company is also required to pay an annual non-use fee on unused amounts under the revolving credit facility, as well as other customary fees as are set forth in the Loan Agreement. As of October 2, 2021, the interest rate on LIBOR based and base rate revolver loans was 2.625% and 4.500%, respectively. At October 2, 2021, the amount outstanding on the revolving credit facility was $28,731, the total borrowing base was $37,127, and borrowing availability was $8,396.

The principal of the term loan is to be repaid, on a quarterly basis, in installments of $375, until paid in full on termination and subject to mandatory repayment in certain circumstances. The scheduled maturity date of the term loan is October 15, 2025 or earlier, if the revolving credit facility is terminated. The term loan bears interest, at the Company’s option, at a base rate or at LIBOR, plus applicable margins, and interest payments are due monthly, in arrears. As of October 2, 2021, the interest rate on LIBOR based term loans and on base rate term loans was 3.875% and 5.750%, respectively. The amount outstanding on the term loan was $6,000 as of October 2, 2021.

The total borrowing capacity under the FILO loan is the lesser of (i) the then applicable aggregate FILO commitment amount and (ii) a borrowing base, generally defined as a specific percentage of the value of eligible accounts, plus a specified percentage of the value of eligible inventory. The aggregate FILO commitment amount as of October 2, 2021 was $1,875 with no further availability, and such amount will be proportionately reduced each quarter until the FILO loan is terminated at maturity on October 15, 2024. There can be no voluntary repayment on the FILO loan as long as there are loans outstanding under the revolving credit facility, unless (i) there is an overadvance under the FILO loan, or (ii) such prepayment is accompanied by a permanent dollar for dollar reduction in the aggregate FILO commitment amount such that, after giving effect to such prepayment and reduction, the outstanding principal amount of the FILO loan is equal to but does not exceed the lesser of (A) the aggregate FILO commitment amount and (B) the FILO borrowing base. The FILO loan bears interest, at the Company’s option, at a base rate or at LIBOR, plus applicable margins, and interest payments are due monthly, in arrears. As of October 2, 2021, the interest rate on the LIBOR based FILO loans and on base rate FILO loans was 3.625% and 5.500%, respectively.

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

Aggregate maturities of bank debt related to the Loan Agreement are as follows:

Fiscal Year ending:
2021	$531
2022	1,594
2023	2,125
2024	2,125
2025 and thereafter	$30,231
Total	$36,606

Unamortized debt issuance costs were $1,083 at October 2, 2021 and $1,275 at January 2, 2021, and are presented as a direct deduction of long-term debt on the condensed consolidated balance sheets.

4.          PROPERTY AND EQUIPMENT

Property and equipment, at cost, consisted of the following:

	October 2,	January 2,	Depreciation/
	2021	2021	Amortization Period
Computer-related	$4,573	$4,560	5 years
Tools, dies, prototypes, and molds	28,432	27,849	1 - 5 years
Other	7,753	7,671	1 - 15 years
	40,758	40,080
Less: accumulated depreciation	36,613	35,291
Property and equipment, net	$4,145	$4,789

Total depreciation expense was $1,346 and $2,197 for the nine months ended October 2, 2021 and September 26, 2020, respectively.

5.          INTANGIBLE ASSETS

Intangible assets consisted of the following:

	October 2,	January 2,
	2021	2021
Brand names	$10,900	$10,900
Patents and licenses	4,156	4,125
Customer relationships	6,946	6,946
Other intangibles	1,886	1,882
	23,888	23,853
Less: Accumulated amortization	(12,443)	(12,114)
Intangible assets, net	$11,445	$11,739

The amortization period for the majority of the intangible assets ranges from 5 to 20 years for those assets that have an estimated life; certain of the assets have indefinite lives (brand names). Amortization expense for the nine months ended October 2, 2021 and September 26, 2020 was $329 and $366, respectively. Total of intangibles not subject to amortization amounted to $8,400 as of October 2, 2021 and September 26, 2020.

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

In April 2020, the Company entered into a twelve-month sublease agreement for a portion of the distribution warehouse located in Riverside, California. In February 2021, the Company entered into a six-month extension from April 1, 2021 through September 30, 2021. On October 1, 2021, the Company entered into a new twelve-month sublease agreement for a portion of the distribution warehouse located in Riverside, California. Fixed sublease payments received are recognized on a straight-line basis over the sublease term in general and administrative expenses.

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

The Company identified and assessed the following significant assumptions in recognizing the right-of-use asset and corresponding liabilities:

●	Expected lease term – The expected lease term includes both contractual lease periods and, when applicable, cancelable option periods when it is reasonably certain that the Company would exercise such options. These leases have remaining lease terms between 0.08 and 5.08 years. The Woonsocket lease has two 5-year extension options and the Canada lease has one 5-year extension option that have not been included in the lease term.

●	Incremental borrowing rate – The Company’s lease agreements do not provide an implicit rate. As the Company does not have any external borrowings for comparable terms of its leases, the Company estimated the incremental borrowing rate based on secured borrowings available to the Company for the next 5 years. This is the rate the Company would have to pay if borrowing on a collateralized basis over a similar term in an amount equal to the lease payments in a similar economic environment.

●	Lease and non-lease components – In certain cases the Company is required to pay for certain additional charges for operating costs, including insurance, maintenance, taxes, and other costs incurred, which are billed based on both usage and as a percentage of the Company’s share of total square footage. The Company determined that these costs are non-lease components and they are not included in the calculation of the lease liabilities because they are variable. Payments for these variable, non-lease components are considered variable lease costs and are recognized in the period in which the costs are incurred.

The components of the Company’s lease expense for the nine months ended October 2, 2021 and September 26, 2020 were as follows:

	Nine Months Ended		Nine Months Ended
	October 2, 2021		September 26, 2020
Operating lease cost	$2,632		$1,999
Variable lease cost	$603		$785
Less: sublease income	(750)		(500)
Total lease expense	$2,485		$2,284

Weighted-average remaining lease term	4.9	year
Weighted-average discount rate:	3.37%

Cash paid for amounts included in the measurement of the Company’s lease liabilities were $2,297 and $2,145 for the nine months ended October 2, 2021 and September 26, 2020, respectively.

As of October 2, 2021, the present value of maturities of the Company’s operating lease liabilities were as follows:

Fiscal Year Ending:
2021	$653
2022	3,479
2023	3,404
2024	3,347
2025	3,284
Thereafter	2,672
Less imputed interest	(1,350)
Total	$15,489

The future fixed sublease receipts under non-cancelable operating lease agreements as of October 2, 2021 are as follows:

Fiscal Year Ending:
2021	$449
2022	1,348
Thereafter	—
Total	$1,797

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

7.          SHARE BASED COMPENSATION

The Company is currently authorized to issue up to 374,889 shares for equity awards under the Company’s Amended and Restated 2012 Incentive Compensation Plan (“2012 Plan”). In May 2021, the Company’s stockholders approved an increase in the number of shares available for issuance under the 2012 Plan from 188,889 to 374,889. Periodically, the Company may also grant equity awards outside of its 2012 Plan as inducement grants for new hires.

Under the 2012 Plan, awards may be granted to participants in the form of non-qualified stock options, incentive stock options, restricted stock, deferred stock, restricted stock units and other stock-based awards. Subject to the provisions of the plans, awards may be granted to employees, officers, directors, advisors and consultants who are deemed to have rendered or are able to render significant services to the Company or its subsidiaries and who are deemed to have contributed or to have the potential to contribute to the Company’s success. The Company accounts for options under the fair value recognition standard. Share-based compensation expense for the nine months ended October 2, 2021 and September 26, 2020 was $289 and $135 respectively. Share based compensation expense is included in general and administrative expenses.

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

As of October 2, 2021, there were 71,886 stock options outstanding and 6,072 unvested restricted shares outstanding.

During the nine months ended October 2, 2021, the Company granted 52,000 stock options and 20,960 shares of restricted stock, respectively. The following table summarizes the weighted average assumptions used for stock options granted during the nine months ended October 2, 2021 and September 26, 2020.

	For the Nine	For the Nine
	Months Ended	Months Ended
	October 2, 2021	September 26, 2020
Expected life (in years)	4.6	4.7
Risk-free interest rate	0.7%	0.3%
Volatility	105.3%	98.9%
Dividend yield	0.0%	0.0%
Forfeiture rate	28.0%	26.5%

As of October 2, 2021 there were 201,325 shares available to grant under the 2012 Plan.

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

A reconciliation of basic and diluted net income attributable to common stockholders is as follows:

	For the Three	For the Three
	Months Ended	Months Ended
Calculation of Basic and Diluted EPS	October 2, 2021	September 26, 2020
Weighted-average common shares outstanding - basic	2,164,676	2,126,497
Dilutive effect of restricted shares	2,885	8,672
Dilutive effect of stock options	8,679	20,622
Weighted-average common shares outstanding – diluted	2,176,240	2,155,791
Earnings per share - basic	$0.12	$1.04
Earnings per share - diluted	$0.12	$1.03

	For the Nine	For the Nine
	Months Ended	Months Ended
Calculation of Basic and Diluted EPS	October 2, 2021	September 26, 2020
Weighted-average common shares outstanding – basic	2,148,999	2,115,694
Dilutive effect of restricted shares	5,268	1,956
Dilutive effect of stock options	14,203	2,394
Weighted-average common shares outstanding – diluted	2,168,470	2,120,044
Earnings per share – basic	$0.87	$1.08
Earnings per share – diluted	$0.86	$1.08

The computation of diluted common shares for the three and nine months October 2, 2021 excluded 63,207 and 57,683 stock options, respectively and 3,187 and 804 shares of restricted stock outstanding, respectively because to include them would have been anti-dilutive. The computation of diluted common shares for the three and nine months ended September 26, 2020 excluded 44,548 and 62,776 of stock options outstanding, respectively and excluded 9,008 and 15,724 shares of restricted stock outstanding, respectively because to include them would have been anti-dilutive.

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

ITEM 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking information and statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All forward-looking statements included in this document are based on information available to us on the date hereof. It is important to note that our actual results could differ materially from those projected in such forward-looking statements contained in this Quarterly Report on Form 10-Q. These forward-looking statements include statements concerning our expectations regarding the impact of the COVID-19 pandemic and ongoing supply chain disruptions on our financial condition and results of operations in the near and long term; expected increased freight and transportation costs for the remainder of 2021; expected increased raw material costs; our mitigation efforts with respect to the foregoing; our expected cash flow and liquidity for the next 12 months; and our entry into the pet product space. These statements are based on current expectations that involve numerous risks and uncertainties. These risks and uncertainties include the impact of the COVID-19 outbreak on our business operations, and the U.S. and global economies; our reliance on foreign suppliers and potential disruption in foreign markets in which we operate; potential global supply chain disruption and increased costs of freight and transportation; potential increases in the cost of raw materials used to manufacture our products; changes in international trade policy and the imposition of tariffs or other fees by the United States or other countries on our products; the concentration of our business with retail customers; potential liquidity problems or bankruptcy of our customers and their ability to pay us in a timely manner; our ability to comply with financial and other covenants in our debt agreements; our ability to work with our lenders to amend our existing debt agreements, if required; our ability to raise additional funds or engage in a strategic transaction, if necessary; our ability to introduce new products or improve existing products that satisfy consumer preferences; our ability to develop new or improved products in a timely and cost-efficient manner; our ability to compete with larger and more financially stable companies in our markets; our dependence on key personnel; compliance with safety and testing regulations for our products; potential product liability claims arising from use of our products; unanticipated tax liabilities; a potential impairment of other intangible assets; and other risks as detailed in our Annual Report on Form 10-K for the year ended January 2, 2021 and subsequent filings with the Securities and Exchange Commission. All these matters are difficult or impossible to predict accurately, many of which may be beyond our control. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate.

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

We operate in one principal industry segment across geographically diverse marketplaces, selling our products globally to large, national retailers as well as independent retailers, on our partner’s websites, and our own direct to consumer website. In North America, our customers include Amazon.com, Wal-Mart, Target, Buy Buy Baby, Home Depot, and Lowe’s. Our largest European-based customers is Smyths Toys. We also sell through international distributors, representatives, and to select international retail customers in geographic locations where we do not have a direct sales presence.

Leveraging our strength in product development, global sourcing, and sales to national retailers, independent retailers, distributors, and ecommerce (pureplay and omni-channel), we will be launching a new brand into the pet space. Our focus will be on categories that complement our juvenile development and sourcing strategy, as well as a well-rounded product offering to highlight our expertise in this new category. These high quality, innovative pet products will establish SUMR Brands as an authority in the pet category, similar to our position as a recognized authority in the juvenile products industry. Initial products are anticipated to launch at the end of the first quarter of 2022 with additional categories added as available.

In the third quarter of 2021, sales increased 2.1%, as compared to the prior year period even as we continued to experience supply chain and transportation constraints associated with the COVID-19 pandemic. Congestion at the ports caused increased transit times resulting in on-going customer order cuts due to limited inventory availability. To mitigate these issues, we continued our effort to shift some of our sales to direct import and was able to do so in the third quarter, with direct import sales increasing approximately 77% as compared to the prior year period and approximately 100% over the second quarter of 2021. Sales as compared to the second quarter of 2021, increased significantly, by 35.8%, as we were successful in planning with our manufacturers and sourcing with multiple shippers to increase deliveries of our in-demand products. While sales increased, we saw a 13.0% decline in gross profit versus the prior year period. The decrease in gross profit was due to increased transportation costs associated with securing inventory and commodity cost increases primarily related to certain products sourced in China. General and administrative expenses increased by approximately 3.3% as compared to the prior year period, due primarily to increased customer chargebacks relating to aforementioned sourcing challenges. Net income per diluted share for the quarter was $0.12 as compared to net income per diluted share of $1.03 in the comparable prior period.

Impact of the COVID-19 Pandemic. As discussed in our 2020 Form 10-K, we experienced delays in manufacturing and shipment of our products to the U.S. throughout 2020, as the majority of our products are sourced from China.

Through the first nine months of 2021, we continued to experience supply chain disruption in Asia in terms of logistics, issues securing containers and transportation, congestion at the ports, as well as on-going manufacturing challenges in North America due to the impact of COVID-19 on our North American suppliers. As a result, in the first half of 2021, we were unable to meet demand for certain products. In the third quarter of 2021, we saw improvement as sales increased approximately 35% as compared to the second quarter though we still experienced significant customer order cuts. We continue to work on various alternatives to address and mitigate these issues, including, working with multiple transportation companies to secure better supply.

Although we have experienced supply chain improvements in the third quarter, we expect supply chain challenges to continue into early 2022, with limited availability and access to shipping containers that we expect will continue to drive elevated freight costs. Additionally, cost increases with certain vendors, as it relates to resin, steel and cotton were agreed upon in the first nine months of 2021 and we anticipate these costs and freight costs will continue to pressure profitability. Given the unpredictability of the COVID-19 pandemic, it is also possible that outbreaks may reoccur later in the year.

We have been successful and are continuing to implement price increases with customers to mitigate some of these cost challenges related to freight and product cost increases instituted in 2021. As noted above, we also have been successful and continue to work to shift sales to direct import, which enables product to be delivered more quickly to our customers and consumers.

Summary of Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates during the nine months ended October 2, 2021 from our critical accounting policies and estimates disclosed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Form 10-K.

Results of Operations

	For the Three Months Ended		For the Nine Months Ended
	(Unaudited)		(Unaudited)
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net sales	$41,552	$40,704	$108,355	$119,256
Cost of goods sold	29,778	27,168	76,258	79,178
Gross profit	11,774	13,536	32,097	40,078
General & administrative expenses	7,116	6,890	20,935	21,766
Selling expenses	3,121	2,802	7,984	9,984
Depreciation and amortization	555	783	1,675	2,563
Operating income	982	3,061	1,503	5,765
Interest expense, net	347	1,017	1,009	3,548
Gain from extinguishment of debt	—	—	(1,972)	—
Income before provision for income taxes	635	2,044	2,466	2,217
Provision (benefit) for income taxes	383	(166)	599	(70)
Net income	$252	$2,210	$1,867	$2,287

Three Months ended October 2, 2021 compared with Three Months ended September 26, 2020

Net sales increased 2.1% from $40,704 for the three months ended September 26, 2020 to $41,552 for the three months ended October 2, 2021 as the Company was successful in shifting certain domestic sales to direct import, avoiding some of the logistical bottlenecks the Company had experienced as a result of the Covid-19 pandemic. Although the Company increased sales as compared to both prior year and prior quarter, the Company still experienced significant customer order cuts on our domestic sales due to limited inventory availability. Sales to our top customers, especially through their ecommerce channels, remained strong, and we increased sales in many of our core categories including entertainers, gates, strollers, specialty blankets, bath, and booster categories.

Cost of goods sold includes cost of the finished product from suppliers, tariffs/duties on certain imported items, freight-in from suppliers, and miscellaneous charges. The components of cost of goods sold remained substantially the same for the quarter ended October 2, 2021 as compared to the quarter ended September 26, 2020.

Gross profit decreased 13.0% from $13,536 for the three months ended September 26, 2020 to $11,774 for the three months ended October 2, 2021. Gross profit as a percent of net sales decreased from 33.3% for the three months ended September 26, 2020 to 28.3% for the three months ended October 2, 2021. The decline in gross profit was primarily driven by the elevated transportation costs incurred to secure inventory for our customers and an increase in our product cost due to exposure to increases in commodity costs effecting certain sourced items. During the three months ended September 26, 2020, gross profit and gross profit as a percent of net sales benefited from improved margins on gates, bath, specialty blankets, strollers, and entertainers as there were lower tariffs in place. Tariff exclusions that had been received since December 2019 expired in August 2020.

General and administrative expenses increased 3.3% from $6,890 for the three months ended September 26, 2020 to $7,116 for the three months ended October 2, 2021. The increase in expense was primarily related to increases in customer related chargebacks as a result of sales order cuts as we could not meet customer demand. The Company also experienced increased distribution center costs, including rent and pallets, versus the prior year period. General and administrative expenses increased from 16.9% of net sales for the three months ended September 26, 2020 to 17.1% of net sales for the three months ended October 2, 2021.

Selling expenses increased 11.4% from $2,802 for the three months ended September 26, 2020 to $3,121 for the three months ended October 2, 2021. Selling expenses increased as a percent of net sales from 6.9% for the three months ended September 26, 2020 to 7.5% for the three months ended October 2, 2021. The increase in selling expense dollars and as a percent of net sales were primarily attributable to an increase in freight out expense for the three months ended October 2, 2021 as compared to the three months ended September 26, 2020.

Depreciation and amortization decreased 29.1% from $783 for the three months ended September 26, 2020 to $555 for the three months ended October 2, 2021. The decrease in depreciation and amortization was attributable to lower capital investment over the past year as the Company focused on increasing productivity of existing SKU’s along with focused new product development.

Interest expense decreased 65.9% from $1,017 for the three months ended September 26, 2020 to $347 for the three months ended October 2, 2021. Interest expense decreased due to our debt refinancing with Bank of America in the fourth quarter of 2020.

For the three months ended September 26, 2020, we recorded a $166 benefit for income taxes on $2,044 of pretax income. The benefit for income tax for the three months ended September 26, 2020 included a $362 discrete reduction in valuation allowance charge for nondeductible interest expense attributable to revised final regulations released in July 2020 as part of the U.S. CARES Act. For the three months ended October 2, 2021, we recorded a $383 provision for income taxes on $635 of pretax income.

Nine Months ended October 2, 2021 compared with Nine Months ended September 26, 2020

Net sales decreased 9.1% from $119,256 for the nine months ended September 26, 2020 to $108,355 for the nine months ended October 2, 2021 primarily as a result of the negative effects of the COVID-19 pandemic on our supply chain including the inability to secure containers thus impacting our ability to meet customer demand. To mitigate these effects, we made significant progress in shifting some sales to direct import and increasing sales to the mid-tier and specialty channels compared to the prior year period.

Cost of goods sold includes cost of the finished product from suppliers, tariffs/duties on certain imported items, freight-in from suppliers, and miscellaneous charges. The components of cost of goods sold remained substantially the same for the nine months ended October 2, 2021 as compared to the nine months ended September 26, 2020.

Gross profit decreased 19.9% from $40,078 for the nine months ended September 26, 2020 to $32,097 for the nine months ended October 2, 2021. Gross profit as a percent of net sales decreased from 33.6% for the nine months ended September 26, 2020 to 29.6% for the nine months ended October 2, 2021. Gross profit dollars decreased primarily due to lower sales and higher transportation costs. Gross profit in 2020 benefited from tariff exclusions on certain gate, bath, and bedrail products that became effective between December 2019 and May 2020 and were retroactive to September 2018. This benefit resulted in $2,370 of benefit to cost of sales. Tariff exclusions received since December 2019 expired in August 2020.

General and administrative expenses decreased 3.8% from $21,766 for the nine months ended September 26, 2020 to $20,935 for the nine months ended October 2, 2021. General and administrative expenses increased from 18.3% of net sales for the nine months ended September 26, 2020 to 19.3% of net sales for the nine months ended October 2, 2021 as a result of lower sales in 2021.

Selling expenses decreased 20.0% from $9,984 for the nine months ended September 26, 2020 to $7,984 for the nine months ended October 2, 2021. Selling expenses as a percent of net sales decreased from 8.4% for the nine months ended September 26, 2020 to 7.4% for the nine months ended October 2, 2021 primarily due to a shift in customer mix, including increased direct import sales. The decrease in selling expense dollars was primarily attributable to lower selling costs such as cooperative advertising and freight on lower sales.

Depreciation and amortization decreased 34.6% from $2,563 for the nine months ended September 26, 2020 to $1,675 for the nine months ended October 2, 2021. The decrease in depreciation was attributable to the decline in capital investment primarily over the past year as the Company focused on increasing productivity of existing SKU’s along with focused new product development.

Interest expense decreased 71.6% from $3,548 for the nine months ended September 26, 2020 to $1,009 for the nine months ended October 2, 2021. Interest expense decreased due to our debt refinancing with Bank of America in the fourth quarter of 2020.

For the nine months ended September 26, 2020, we recorded a $70 benefit provision for income taxes on $2,217 of pretax income. The benefit for income taxes for the nine months ended September 26, 2020, included a $624 discrete reduction in valuation allowance charge for nondeductible interest expense attributable to revised final regulations released in July 2020 as part of the U.S. CARES Act. For the nine months ended October 2, 2021, we recorded a $599 provision for income taxes on $2,466 of pretax income.

Liquidity and Capital Resources

We fund our operations and working capital needs through cash generated from operations and borrowings under our credit facilities.

In our typical operational cash flow cycle, inventory is purchased in U.S. dollars to meet expected demand plus a safety stock. The majority of our suppliers are based in Asia and such inventory typically takes from five to eight weeks, an increase from four to six weeks in the prior quarter, to arrive at the various distribution points we maintain in the United States and Canada due to the current supply chain environment. Payment terms for these vendors are approximately 30-75 days from the date the product ships from Asia and therefore we are generally paying for the product either prior to or a short time after it is physically received in the United States. In turn, sales to customers generally have payment terms of 60 days, resulting in an account receivable and increasing the amount of cash required to fund working capital. To bridge the gap between paying our suppliers and receiving payment from our customers for goods sold, we rely on our credit facilities.

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

For the nine months ended October 2, 2021, net cash used in operating activities totaled $5,103 primarily due to an increase in accounts receivable as a consequence of higher sales in the latter part of the third quarter. For the nine months ended September 26, 2020, net cash provided by operating activities totaled $15,751 primarily due to increased profitability and improved working capital efficiency.

For the nine months ended October 2, 2021, net cash used in investing activities was approximately $773. For the nine months ended September 26, 2020, net cash used in investing activities was approximately $1,135.

Net cash provided by financing activities was approximately $5,725 for the nine months ended October 2, 2021. Net cash used in financing activities was approximately $14,244 for the nine months ended September 26, 2020 due to a paydown of the revolver.

Primarily as a result of the above factors, net cash decreased for the nine months ended October 2, 2021 by $121, resulting in a cash balance of approximately $389 at October 2, 2021.

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

Loan Agreement with BofA

We and our wholly owned subsidiary, Summer Infant (USA), Inc., are parties to a Third Amended and Restated Loan and Security Agreement (the “Loan Agreement”) with Bank of America, N.A., as agent, that provides for (i) a $40,000 asset-based revolving credit facility, with a $5,000 unused letter of credit sub-line facility as of January 2, 2021, (ii) a $7,500 term loan and (iii) a $2,500 FILO (first-in, last-out) loan. The Loan Agreement replaced our prior credit facility with BofA and term loan with Pathlight Capital. In April 2021, the Company entered into a letter agreement with BofA pursuant to which the maximum percentage of accounts owing from Wal-Mart that may be included in eligible accounts under the Loan Agreement was increased from 35% to 45%, effective from March 31, 2021 through July 31, 2021. In August 2021, the Company entered into a letter agreement with BofA pursuant to which the maximum percentage of accounts owing from Amazon that may be included in eligible account under the Loan Agreement was increased from 45% to 55%, effective from August 27, 2021 through December 31, 2021. In September 2021, the Company entered into a letter agreement with BofA pursuant to which the maximum portion of the revolver borrowing base under the Loan Agreement attributable to Eligible In-Transit Inventory (after giving effect to the Inventory Formula Amount) was increased from $7,000 to $11,000, effective from September 14, 2021 through December 31, 2021. As of October 2, 2021 the outstanding revolving credit facility, FILO and term loan balances were $28,731, $1,875, and $6,000, respectively.

Pursuant to the Loan Agreement, total borrowing capacity under the revolving credit facility is based on a borrowing base, which is generally defined as 85% of eligible receivables plus the lesser of (i) 70% of the value of eligible inventory (subject to certain limitations) or (ii) 85% of the net orderly liquidation value of eligible inventory, less applicable reserves. The scheduled maturity date of the loans under the revolving credit facility is October 15, 2025 (subject to customary early termination provisions). Loans under the revolving credit facility bear interest, at our option, at a base rate or at LIBOR, plus applicable margins based on average quarterly availability. Interest payments are due monthly, payable in arrears. We are also required to pay an annual non-use fee on unused amounts under the revolving credit facility, as well as other customary fees as are set forth in the Loan Agreement. As of October 2, 2021, the interest rate on LIBOR based revolver loans and on base rate revolver loans was 2.625% and 4.500%, respectively.

The principal of the term loan is to be repaid, on a quarterly basis, in installments of $375, until paid in full on termination and subject to mandatory repayment in certain circumstances. The scheduled maturity date of the term loan is October 15, 2025 or earlier, if the revolving credit facility is terminated. The term loan bears interest, at our option, at a base rate or at LIBOR, plus applicable margins, and interest payments are due monthly, in arrears. As of October 2, 2021, the interest rate on LIBOR based term loans and on base rate term loans was 3.875% and 5.75%, respectively.

The total borrowing capacity under the FILO loan is the lesser of (i) the then applicable aggregate FILO commitment amount and (ii) a borrowing base, generally defined as a specific percentage of the value of eligible accounts, plus a specified percentage of the value of eligible inventory. The aggregate FILO commitment amount will be proportionately reduced each quarter until the FILO loan is terminated at maturity on October 15, 2024. There can be no voluntary repayment on the FILO loan as long as there are loans outstanding under the revolving credit facility, unless (i) there is an overadvance under the FILO loan, or (ii) such prepayment is accompanied by a permanent dollar for dollar reduction in the aggregate FILO commitment amount such that, after giving effect to such prepayment and reduction, the outstanding principal amount of the FILO loan is equal to but does not exceed the lesser of (A) the aggregate FILO commitment amount and (B) the FILO borrowing base. The FILO loan bears interest, at our option, at a base rate or at LIBOR, plus applicable margins, and interest payments are due monthly, in arrears. As of October 2, 2021, the interest rate on LIBOR based FILO loans and on base rate FILO loans was 3.625% and 5.50%, respectively.

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

ITEM 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Interim Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as of October 2, 2021. Our Chief Executive Officer and Interim Chief Financial Officer have concluded, based on this evaluation, that our controls and procedures were effective as of October 2, 2021.

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

ITEM 2.Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3.Defaults Upon Senior Securities

None.

ITEM 4.Mine Safety Disclosures

Not applicable.

ITEM 5.Other Information.

On August 27, 2021, the Company, Summer Infant (USA), Inc., as borrowers, and certain subsidiaries of the Company as guarantors, entered into a letter agreement with BofA with respect to the Loan Agreement pursuant to which the maximum percentage of accounts owing from the Amazon Companies that may be included in eligible accounts under the Loan Agreement was increased from 45% to 55%, effective from August 27, 2021 through December 31, 2021. A copy of the letter agreement is filed herewith as Exhibit 10.1 and is incorporated herein by reference.

On September 22, 2021, the Company, Summer Infant (USA), Inc., as borrowers, and certain subsidiaries of the Company as guarantors, entered into a letter agreement with BofA with respect to the Loan Agreement pursuant to which the maximum portion of the revolver borrowing base under the Loan Agreement attributable to Eligible In-Transit Inventory (after giving effect to the Inventory Formula Amount) was increased from $7,000 to $11,000, effective from September 14, 2021 through December 31, 2021. A copy of the letter agreement is filed herewith as Exhibit 10.2 and is incorporated herein by reference.

ITEM 6.Exhibits

The exhibits listed in the Exhibit Index immediately preceding the signature page hereto are filed as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit No.	Description

10.1

Letter Agreement, dated August 27, 2021, among Summer Infant, Inc. and Summer Infant (USA), Inc., as borrowers, the guarantors from time to time party thereto, and Bank of America, N.A., as agent and lender

10.2

Letter Agreement, dated September 22, 2021, among Summer Infant, Inc. and Summer Infant (USA), Inc., as borrowers, the guarantors from time to time party thereto, and Bank of America, N.A., as agent and lender

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Summer Infant, Inc.

Date: November 10, 2021	By:	/s/ Stuart Noyes
Stuart Noyes
Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2021	By:	/s/ Bruce Meier
Bruce Meier
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)