Form 10-K
period 2022-01-01
Summer Infant, Inc.
filed 2022-03-17
CIK 1314772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2022
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

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates as of July 2, 2021, was $10.9 million. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

The number of shares issued and outstanding of the registrant’s common stock as of March 11, 2022 was 2,164,708.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

INDEX TO FORM 10-K

FOR THE FISCAL YEAR ENDED JANUARY 1, 2022

PART I

When used in this report, the terms “Summer,” the “Company,” “we,” “us,” and “our” mean Summer Infant, Inc. and its subsidiaries. Note that all dollar amounts in Part I are in thousands of U.S. dollars unless otherwise noted.

Proposed Merger with Kids2, Inc.

On March 16, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Kids2, Inc., a Georgia corporation (“Parent”), and Project Abacus Acquisition Corp., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”). The Merger Agreement provides, subject to its terms and conditions, for the acquisition of the Company by Parent through the merger of Merger Sub with and into the Company, with the Company surviving the Merger as a wholly owned subsidiary of Parent (the “Proposed Merger”).

Under the terms of the Proposed Merger, each share of common stock of the Company issued and outstanding immediately prior to the effective time of the Merger (the “Effective Time”) (other than shares of common stock (i) owned by Parent, Merger Sub, the Company or any subsidiary of Parent, Merger Sub or Company, or (ii) held by a stockholder who is entitled to, and who has perfected, appraisal rights for such shares under Delaware law) automatically will be converted into the right to receive cash in an amount of $12.00 per share (the “Merger Consideration”), without interest, subject to any required withholding of taxes.

The completion of the Proposed Merger is subject to closing conditions, including: (i) the approval of the Merger Agreement by the Company’s stockholders; (ii) the absence of any laws or court orders making the Proposed Merger illegal or otherwise prohibiting the Proposed Merger; (iii) other customary closing conditions, including the accuracy of the representations and warranties of each party (subject to certain materiality exceptions) and material compliance by each party with its covenants under the Merger Agreement; and (iv) the closing of a debt financing by Parent to fund the Merger Consideration. The parties expect the transaction to close in the second quarter of 2022, subject to the satisfaction or waiver of the closing conditions. For a detailed description of the Merger Agreement and the Proposed Merger, please see Item 1.01 of the Current Report on Form 8-K that will be filed with the Securities and Exchange Commission (“SEC”) on or about March 16, 2022, and a copy of the Merger Agreement filed as Exhibit 2.1 therewith.

The Company’s board of directors (the “Board”) has unanimously resolved to recommend that the Company’s stockholders adopt the Merger Agreement (the “Company Board Recommendation”).

Item 1. Business

Overview

We are an infant and juvenile products company doing business under the name SUMR Brands. We are a recognized authority in the juvenile product industry, providing parents and caregivers a full range of innovative, high-quality, and high-value products to care for babies and toddlers. We seek to improve the quality of life of parents, caregivers, babies and toddlers through our product offerings, while at the same time maximizing shareholder value over the long term.

We operate in one principal industry segment across geographically diverse marketplaces, selling our products globally to large, national retailers as well as independent retailers, on our partner’s websites, and our own direct to consumer website. In North America, our customers include Amazon.com, Wal-Mart, Target, Buy Buy Baby, Home Depot, and Lowe’s. Our largest European-based customer is Smyths Toys. We also sell through international distributors and representatives in geographic locations where we do not have a direct sales presence and directly to select international retail customers. Our company was originally founded in 1985 and has publicly traded on the Nasdaq Stock Market since 2007 under the symbol “SUMR”.

We aim to become a globally recognized leader in the juvenile product industry by creating products that families everywhere need, want, love and depend on. To support future growth, we will continue to seek to develop and launch new juvenile products based on consumer demand, while also strengthening our core product offerings. In addition to organic growth, we will consider acquisitions of products or businesses. We have strong partnerships with our suppliers in the U.S., Mexico, and Asia. We believe that our ability to develop products that are preferred by consumers gives us a competitive advantage in meeting our customer demands. We have long-standing relationships with our brick and mortar and e-commerce retail customers in the U.S. and will continue to focus on strengthening them to increase our presence in stores and online. We intend to continue managing our operational costs through ongoing SKU reductions and rationalization, warehouse labor reductions, leasehold rationalization and the subletting of excess space where applicable. Additionally, we plan on continuing to increase our direct import business and to shift manufacturing to areas where container and other transportation costs are more cost efficient.

Leveraging our strength in product development, global sourcing and sales to national retailers, independent retailers, international distributors and ecommerce (pureplay and omni-channel), we are launching a new brand into the pet space, Ozzy & Kazoo ™, in 2022. Our focus is on creating products that complement our juvenile development and sourcing strategy, as well as a well-rounded product offering to highlight our brand in this new category, such as gates, pet beds and other pet supplies. By providing high quality, innovative pet products, our goal is to establish SUMR Brands as an authority in pet products, similar to our position as a recognized authority in the juvenile products industry. Initial products are anticipated to launch during the second quarter of 2022. In 2021, we began selling certain of our current products, primarily gates, under the brand name “Summer” in pet channels, including Chewy, Inc., though sales in 2021 were not material. We believe our entry into the pet products is an opportunity for incremental growth.

Products

We currently market our juvenile products in several product categories, including gates, potty, bath, entertainers, specialty blankets, strollers, car seats and travel systems. We are a North American market leader in the bath and potty categories. We market our core products under our Summer™ and SwaddleMe® brand names.

Within gates, we offer a product range of more than 30 products. Our line of gates offers versatility that covers use in home, ease of installation, and aesthetically pleasing designs. We continue to receive positive feedback from retailers as we expand our portfolio with consumer preferred features and styling.

We first entered the infant bathing category in 2002, and we have continued to create useful and safe solutions for bathing. Our innovative bath product, My Bath Seat™, continues to be extremely popular with consumers. We have an established roadmap for developing products in the three subcategories of bathing (bathers, bathtubs, and bath seats) to address consumer needs as baby grows, and to create loyalty to our brands.

We are a North American market leader in potties, and 2021 was a strong year in potty. We launched four new products, the My Travel™ Potty, the 3-in-1 Sit ‘N Play, My Size ® Lights & Songs and My Size ® Lights & Songs Transitions, further growing our breadth and depth of assortment that supports different consumer needs and various price points.

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

Our specialty blankets include SwaddleMe® specialty blankets as well as our expanded line of Slumber Buddy soothers. Acquired in 2008, SwaddleMe® continues to be a trusted brand synonymous with infant safe sleep. In 2021, we added a new stage 3 Night Sack and introduced our Velboa soft touch fabrics which have been well received in the market.

We currently also offer audio and video monitors under the Summer™ brand. Our monitors feature high quality components, intended to fulfill the desire for consumers to connect with baby at any time or place.

In 2021, we began selling certain of our current products primarily gates, under the brand name “Summer” in pet channels, including Chewy, Inc., and, as noted above, in 2022, we will launch a new brand into the pet space, Ozzy & Kazoo ™, with an initial assortment of pet care products, including gates, pet beds and other pet supplies.

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

Suppliers and Manufacturing

We source our products globally from a variety of suppliers and manufacturers, including from China, Vietnam, Mexico and the United States. We are not dependent on any one supplier as we use many different manufacturers and presently own the majority of tooling and molds used for our products. Our Hong Kong subsidiary provides us with an Asian sourcing presence and the ability to oversee quality, electronic engineering and other issues that may arise during production. Generally, we buy finished goods from manufacturers, and thus do not directly procure raw materials for product manufacturing. Historically, we have not experienced any significant disruption of supply as a result of raw material shortage, but there is the possibility that shortages could occur in the future based on a variety of factors beyond our control. We have seen increases in the cost of certain raw materials, including cotton, steel and resin and negotiate with our suppliers as to adjustments in pricing due to such increased costs.

Asian-made goods are shipped on the water to our warehouses, which currently takes approximately six to eight weeks due to ongoing global supply chain challenges as compared to three to four weeks a year ago. We also utilize a direct import program, to reduce costs and shipping time to certain customers. We maintain inventory in warehouses located in the United States and Canada as well as a third-party logistics warehouse in China. Most of our customers pick up their goods at our warehouses. We also deliver shipments direct to customers for sales from our own website and our consumer replacements program as well as for other smaller retail partners that request such arrangements.

Sales and Marketing

Our products are largely marketed and sold through our own direct sales force. We also have certain sales representatives in North America and distributors that service customers internationally. We seek to expand our direct-to-consumer sales, which we believe will also increase overall brand awareness. Sales are recognized upon transfer of title to our customers and are made utilizing standard credit terms of approximately 60 days. We generally accept returns only for defective merchandise. We maintain a U.S.-based internal customer service department that responds to customer inquiries, investigates and resolves issues, and is available to assist customers and consumers during business hours.

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

Competition

The juvenile product industry has many participants, none of which has dominant market share, though certain companies may have disproportionate strength in specific product categories. We compete with a number of different companies in a variety of categories, although there is no single company that competes with us across all of our product categories. Our largest direct competitors are Tomy Company, Ltd., Dorel Industries, Inc., Regalo Baby®, Munchkin®, GB® (Goodbaby International Holdings, Ltd.), Graco® (a subsidiary of Newell Rubbermaid), Chicco®, Fisher-Price® (a subsidiary of Mattel, Inc.), and Aden & Anais®.

The primary method of competition in the industry consists of brand positioning, product innovation, quality, price, and timely distribution. Our competitive strengths include our ability to develop innovative new products, breadth of assortment, high consumer star ratings, our relationships with national retailers, and the quality and pricing of our products.

Intellectual Property

We rely on a combination of trademarks, patents, and trade secrets to protect our intellectual property. Our current U.S. patents include various design features related to safety gates, playards, bath seats, bathers, and monitors with several other patents under review by the United States Patent and Trademark Office (USPTO). The issued U.S. patents expire at various times depending on the date of issuance during the next 18 years. In certain circumstances, we will partner with third parties to develop proprietary products. The duration of our trademark registrations varies from country to country. However, trademarks are generally valid and may be renewed indefinitely as long as they are in use and/or their registrations are properly maintained.

Customers

Sales to the Company’s top seven customers together comprised approximately 88% of our sales in fiscal 2021 and 87% of our sales in fiscal 2020. Of these customers, three generated more than 10% of sales for fiscal 2021: Amazon.com (38%), Walmart (24%), and Target (18%). In fiscal 2020, three customers generated more than 10% of sales: Amazon.com (33%), Walmart (28%), and Target (17%).

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

Employees

We believe that the development, attraction and retention of employees is an important factor to our Company’s success. We offer our employees a wide range of benefits, and to support the advancement of our employees, we offer training and development programs encouraging advancement from within. As of January 1, 2022, we had 112 employees, 107 of whom were full time employees and 55 of whom worked in our Rhode Island headquarters. We also utilize temporary labor at our main leased warehouse and distribution center located in California.

Available Information

The Company is incorporated under the laws of the State of Delaware. Our principal executive offices are located at 1275 Park East Drive, Woonsocket, Rhode Island 02895, and our telephone number is (401) 671-6550. We maintain our corporate website at www.sumrbrands.com.

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

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. You should carefully consider the material risk factors described below before making an investment decision. If any of the events or circumstances described in the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected, and the trading price of our common stock could decline.

Business Operations and Financial Risks

There is substantial doubt about our ability to continue as a going concern. If we are unable to continue as a going concern, our securities will have little or no value.

Our independent registered public accounting firm has issued a report on our financial statements at January 1, 2022 that includes an explanatory paragraph referring to our recent losses from operations and negative operating cash flows, which raises substantial doubt about our ability to continue as a going concern for the twelve months from the issuance date of those financial statements if we are unable to meet our operating plan or take such actions to increase revenues or reduce expenses to maintain compliance with the financial covenants under our loan agreements or obtain additional financing. As of January 1, 2022 we had $535 of cash, $40,572 of outstanding indebtedness, and borrowing availability of $2,949 under our asset-based loan agreement. We can give no assurances that our losses will not continue in the future or that we will be profitable in the future. Our prior losses have had, and potential losses could have, an adverse effect on our financial condition. We have developed plans to extend our liquidity to support working capital requirements, including among other things: explore price increases where possible, enhance certain supply chain processes and related costs, reduce product costs through re-engineering certain products, reduce discretionary marketing spend to the extent it does not impact revenue performance, obtain additional financing and/or consider strategic alternatives.

Our ongoing operations may require us to obtain amendments from our lenders under our existing loan agreements or to raise additional funds, and there are no assurances that our lenders will agree to any amendments or that such additional financing will be available on terms acceptable to us, or at all. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. While we have entered into a definitive agreement with Kids2, Inc. to acquire the Company, the transaction is subject to closing conditions and other risks as described further below. If we are unable to meet our operating plan, obtain necessary amendments to our existing loan agreements if we cannot meet our financial covenants, obtain additional financing, or complete our transactions with Kids2, Inc., and as a result are unable to continue as a going concern, our stockholders would likely lose most or all of their investment in the Company.

The concentration of our business with certain retail customers means that changes in the purchasing policies of these customers could have a significant impact on our business and operating results.

In fiscal 2021, sales to our top three customers (Amazon.com, Wal-Mart, and Target) accounted for approximately 80% of our total sales, and sales to our top seven customers in fiscal 2021 accounted for approximately 88% of our total sales. We do not have long-term commitments or contracts with any of our retail customers, and retailers make purchases by delivering one-time purchase orders. Therefore, any customer could potentially renegotiate the terms of our business relationship at any time, which could include reducing overall purchases of our products, altering pricing, reducing the number and variety of our products carried and the shelf space allotted for our products, and reducing cooperative advertising or marketing support. Because of the current concentration of our business with these retail customers, a change in our relationship with any of these customers could adversely affect our results of operations and financial condition.

If we do not appropriately manage our supply chain or maintain sufficient inventory levels, and we are unable to deliver our products to our customers in sufficient quantities or on a timely basis, our operating results will be adversely affected.

Our business places stringent demands on our inventory forecasting and production planning processes. This inventory management approach may be particularly challenging when combined with “just-in-time” inventory management systems commonly used by customers to minimize their inventory levels. If we fail to meet tight shipping schedules, we could damage our relationships with customers, incur additional fees charged by our customers and cause sales opportunities to be delayed or lost. In order to meet these deadlines, we may incur additional shipping costs.

Most of our customers receive our product at our distribution center located in California. To deliver products to these customers on a timely basis, we need to maintain adequate inventory levels of the desired products. Disruptions in our supply chain result in delays in our receipt of inventory, therefore impacting our ability to meet customer demand. We currently face logistical challenges related to the lack of availability of truckers, containers and shippers. These challenges result in significant increases in transportation costs in order to maintain sufficient inventory and directly impact our cost of goods and therefore our margins. These supply chain disruptions have increased as a result of the COVID-19 pandemic and we expect them to continue in 2022.

Conversely, at the time we place factory orders, we may not have firm orders from customers or a complete understanding of what consumer demand for those products will be. If our inventory forecasting processes are not accurate, it may result in inventory levels in excess of the levels forecasted and we may not have sufficient space at our distribution center to accommodate excess inventory. As a result, we could be required to record inventory write-downs for excess and obsolete inventory or incur additional expense for storage of excess inventory, which would adversely affect our operating results.

Covenants in our loan agreements may affect our liquidity or limit our ability to complete acquisitions, incur debt, make investments, sell assets, merge or complete other significant transactions. Deviations from expected results of operations and expected cash requirements could result in a failure to meet financial covenants, which would adversely affect our financial condition and results of operations.

We fund our operations and working capital needs through operating cash flow and borrowing under on our asset-based loan agreement with Bank of America and a term loan agreement with Wynnefield Capital. Because a majority of our suppliers are based in Asia, we generally are paying for product a short time after it has been received in the United States, but we have not generally yet received payment from customers. If our working capital needs exceed our cash flows from operations, we rely on the credit facilities under our loan agreements to satisfy those needs.

Our loan agreements include certain covenants that place limitations on or restrict a number of our activities, including our ability to incur additional debt, create liens on our assets or make guarantees, make certain investments or loans, pay dividends or make distributions, dispose of or sell assets, or enter into a merger or similar transaction. These restrictive covenants may limit our ability to engage in acts that may be in our best long-term interests. Any significant deviation in actual results from our expected results of operations, or in the timing of material expenditures from current estimates, any significant business or product acquisitions, or other significant unanticipated expenses could result in us not meeting applicable financial covenants.

Non-compliance with the covenants in our loan agreement could result in us being unable to utilize borrowings under our credit facilities, a circumstance which potentially could occur when operating shortfalls would most require supplementary borrowings to enable us to continue to fund our operations. If access to our credit facilities is limited or terminated, our liquidity would be constrained, affecting our operations and growth prospects, and we would need to seek amendments to our loan agreements or obtain additional equity or debt financing or face default. There is no assurance that such financing would be available on acceptable terms or at all. Furthermore, any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants that could impede our ability to effectively operate and grow our business in the future.

We face risks related to the widespread COVID-19 pandemic that impacted our business in 2020 and 2021 and may continue to impact our business and financial performance and our ability to continue as a going concern.

In 2020 and 2021, the global COVID-19 pandemic and the actions taken by governments, businesses, and individuals in response to it resulted in significant disruption of the global economy and global supply chains. Such disruption has impacted the market in which we, our employees, customers, suppliers and manufacturers operate and has had and will likely continue to have a negative impact on our business and financial performance. These risks and impacts include:

●	increased operational risks, including continued global supply chain challenges related to closure of facilities, quarantines and governmental actions; and

●	increased customer-related risks, including risks of accounts receivable collection, insolvency of retail customers, and delays in payment;

In addition to the specific risks to our business noted above, we will also be subject to the long-term effects the COVID-19 pandemic may have on the U.S. economy as a whole. Continued uncertainty regarding the extent the COVID-19 pandemic and the governmental response will likely continue to impact consumer discretionary spending, and therefore demand for our products. In addition to the risks specifically described above, the impact of COVID-19 is likely to implicate and exacerbate other risks disclosed in this Item 1A. The continued uncertainty of the impact of COVID-19 on our business and the global economy may continue to impact our business and financial performance and our ability to continue as a going concern.

Our ability to grow and compete will be harmed if we do not successfully satisfy consumer preferences, enhance existing products, develop and introduce new products, and successfully market and achieve acceptance of our products.

Our business and operating results depend largely upon providing our customers with products that appeal to the end consumer. Consumer preferences are constantly changing, particularly among parents who are often the end purchasers of our products. Our success largely depends on our ability to identify emerging trends in the infant and juvenile health, safety and wellness marketplace, and to design quality products that address consumer preferences and prove safe and cost effective.

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

In developing new products and product lines, we have anticipated dates for associated product introductions. When we state that we will introduce, or anticipate introducing, a particular product or product line at a certain time in the future, those expectations are based on completing the associated development, implementation, marketing work, and manufacturing in accordance with our currently anticipated development schedule. Unforeseen delays or difficulties in the development process, significant increases in the planned cost of development, changes in anticipated consumer demand for our products, and delays in the manufacturing process may cause the introduction date for products to be later than anticipated or, in some situations, may cause a product introduction to be discontinued. The risk is also heightened as we look at new alternatives to engineer product functions outside of our core competencies in an effort to provide greater innovation and product differentiation. If we are unable to manufacture, source and ship new products in a timely manner and on a cost-effective basis, it could have an adverse effect on our business and operating results.

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

A significant portion of our revenue is with key retail customers. Due to the current pressure on traditional brick-and-mortar retailers, there is increased risk that retailers may suffer material losses or file for a petition for bankruptcy. Sales to retail customers are typically made on credit without collateral. If a customer files for bankruptcy, our pre-petition accounts receivable may not be realized and post-petition orders reduced or cancelled. The bankruptcy laws may severely limit our ability to collect pre-petition accounts receivable. If key customers cease doing business as a result of bankruptcy or significantly reduce the number of stores operated and therefore the amount of products ordered from us, it could have an adverse effect on our business, financial condition, and results of operations, including our ability to access availability under our credit facility.

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

While most of our sales continue to be in North America, we operate facilities and sell products in countries outside the United States. Additionally, as we discuss below, we utilize third-party suppliers and manufacturers located in Asia to produce a majority of our products. These sales and manufacturing operations, including operations in emerging markets that we have entered, may enter, or may increase our presence in, are subject to the risks associated with international operations, including:

●	economic and political instability;

●	restrictive actions by foreign governments;

●	greater difficulty enforcing intellectual property rights and weaker laws protecting intellectual property rights;

●	trade restrictions;

●	work stoppages or other changes in labor conditions, including due to the COVID-19 pandemic;

●	reduction in business activity in some parts of the world;

●	currency fluctuations and devaluations;

●	changes in import duties or import or export restrictions;

●	compliance with anti-bribery and anti-corruption regulations;

●	untimely shipping of product and unloading of product through West Coast ports;

●	complications in complying with the laws and policies of the United States affecting the importation of goods, including duties, quotas, and taxes;

●	limitations on repatriation of foreign earnings; and

●	complications in complying with foreign tax laws.

Future changes to the U.S. tariff and import/export regulations could have a negative effect on our results of operations. Due to our reliance on manufacturers located in China, from which we currently import a majority of our products, the occurrence of such trade reforms or restrictions could impact our business in an adverse manner.

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

Geopolitical risks, such as those associated with Russia’s recent invasion of Ukraine, could result in increased market volatility and uncertainty, which could negatively impact the Company’s business, financial condition, and results of operations.

The uncertain nature, magnitude, and duration of hostilities stemming from Russia’s recent military invasion of Ukraine, including the potential effects of sanctions limitations, retaliatory cyber-attacks on the world economy and markets, and potential shipping delays, have contributed to increased market volatility and uncertainty, which could have an adverse impact on macroeconomic factors that affect the Company’s business and could amplify the existing supply chain challenges faced by the Company. As a result of Russia’s invasion of Ukraine, the United States, the United Kingdom and the European Union governments, among others, have developed coordinated economic and financial sanctions packages. As the invasion of Ukraine continues, there can be no certainty regarding whether such governments or other governments will impose additional sanctions, or other economic or military measures against Russia. The impact the invasion of Ukraine, including economic sanctions or additional war or military conflict, as well as potential responses to them by Russia, is currently unknown and they could adversely affect the Company’s business, supply chain, suppliers, customers and potential consumer demand for our products. It is not possible to predict the broader consequences of this conflict, which could include further sanctions, embargoes, regional instability, geopolitical shifts and adverse effects on macroeconomic conditions, the availability and cost of raw materials, supplies, freight and labor, currency exchange rates and financial markets, all of which could impact the Company’s business, financial condition and results of operations.

Any adverse change in our relationship with our suppliers could harm our business.

We rely on numerous third-party suppliers located in Asia for the manufacture of most of our products. While we believe that alternative suppliers could be located if required, our product sourcing could be affected if any of these suppliers do not continue to manufacture our products in required quantities or at all, or with the required levels of quality, and we would incur additional costs if we change suppliers. We may also decide to change suppliers from time to time, which could result in disruption of supply due to the transition of suppliers and other costs associated with terminating supplier relationships. We do not have any long-term supply contracts with our foreign suppliers; rather, we enter into purchase orders with these suppliers. In addition, difficulties encountered by these suppliers in the countries where they operate, such as fire, accident, natural disasters, outbreaks of contagious diseases, or political unrest, could halt or disrupt production at the affected locations, resulting in delay or cancellation of orders. For instance, COVID outbreaks in China may result in delays in manufacturing of our products due to closure of factories and delays in shipping products to the U.S., which could impact our sale forecasts and inventory levels. Any of these events could result in delayed deliveries by us of our products, causing reduced sales and harm to our reputation and brand name.

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

The United States and other countries have levied tariffs and taxes on certain goods, including products imported into the United States from China. The majority of our products are manufactured outside the United States, mainly in China, and imported for sale in the United States. Tariffs enacted in 2019 impacted our 2019 and 2020 results and caused market disruption amongst our major customers in 2019. In addition, while exclusions from tariffs were granted for certain of our products in 2019 and 2020, these exclusions have now expired, and while we have applied for further exclusions, there are no assurances they will be granted.

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

Our main leased warehouse and distribution center is located in Riverside, California, near major earthquake faults. A catastrophic event, such as an earthquake, flood, fire, or other natural or manmade disaster, could impact operations at this facility. In addition, operations at our distribution facility could be disrupted or required to close if there are any employees who are diagnosed with the coronavirus or there is a governmentally-imposed quarantine or other geographic limitations imposed on companies doing business in California. Any of these events could impair distribution of our products, damage inventory, interrupt critical functions, or otherwise affect our business negatively, harming our results of operations.

We may have exposure to greater than anticipated tax liabilities that, if not identified, could negatively affect our consolidated operating results and net worth.

Our provision for income taxes is subject to volatility and could be adversely affected by nondeductible equity-based compensation, earnings being lower than anticipated in jurisdictions where we have lower statutory rates and being higher than anticipated in jurisdictions where we have higher statutory rates, transfer pricing adjustments, not meeting the terms and conditions of tax holidays or incentives, changes in the valuation of our deferred tax assets and liabilities, changes in actual results versus our estimates, or changes in tax laws, regulations, accounting principles or interpretations thereof, and taxes relating to deemed dividends resulting from foreign guarantees made by certain of our foreign subsidiaries. For example, in fiscal 2021 we recorded a $1,512 valuation allowance against US deferred tax assets that may not be utilized. In making such determination, we considered all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. In addition, like other companies, we may be subject to examination of our income tax returns by the U.S. Internal Revenue Service and other tax authorities. While we regularly assess the likelihood of adverse outcomes from such examinations and the adequacy of our provision for income taxes, there can be no assurance that such provision is sufficient and that a determination by a tax authority will not have an adverse effect on our results of operations.

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

In addition, U.S. federal, state and local tax laws, are extremely complex and subject to varying interpretations. We recognize tax benefits of uncertain tax positions when we believe the positions are more likely than not of being sustained upon a challenge by the relevant tax authority. In fiscal 2020, we took a tax deduction related to a worthless stock loss in connection with the dissolution of one of our subsidiaries, Born Free Holdings Limited. However, because of the uncertainty as to whether this position may be challenged by the U.S. tax authorities, we have determined this tax benefit to be an uncertain tax position and have fully reserved for the tax benefit associated with the deduction. If there are tax benefits, including, but not limited to, the worthless stock loss deduction or our use of NOLs, or other tax attributes, that are challenged successfully by a taxing authority, we may be required to pay additional taxes or we may seek to enter into settlements with the taxing authorities, which could require significant payments or otherwise have an adverse effect on our business, results of operations and financial condition.

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

Legal and Regulatory Risks

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

Because we produce infant and juvenile health, safety and wellness consumer products, we are subject to significant government regulation and face product liability risks relating to consumer use of our products. We must comply with a variety of state and federal product safety and product testing regulations. In particular, our products are subject to the Consumer Product Safety Act, the Federal Hazardous Substances Act (“FHSA”) and the Consumer Product Safety Improvement Act (“CPSIA”), which empower the Consumer Product Safety Commission (the “CPSC”), to take action against hazards presented by consumer products. With expanded authority under the CPSIA, the CPSC has and continues to adopt new regulations for safety and products testing that apply to our products. These regulations have or likely will significantly increase the regulatory requirements governing the manufacture and sale of children’s products and increase the potential penalties for noncompliance with applicable regulations. The CPSC has the authority to exclude from the market and recall certain consumer products that are found to be potentially hazardous. Consumer product safety laws also exist in some states and cities within the United States and in Canada and Europe, as well as certain other countries. If we fail to comply with these laws and regulations, or if we face product liability claims, we may be subject to damage awards or settlement costs that exceed any available insurance coverage, and we may incur significant costs in complying with recall requirements.

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

In addition to product liability risks relating to the use by consumers of our products, we also must comply with a variety of state and federal laws and regulations which prohibit unfair or deceptive trade practices, including dissemination of false or misleading advertising. While we take steps that we believe are necessary to comply with these laws and regulations, there can be no assurance that we will always be in compliance. Compliance with these various laws and regulations could impose significant costs on our business if we fail to comply and could result in monetary liabilities and other penalties and lead to significant negative media attention and consumer dissatisfaction, which could have an adverse effect on our business, financial condition and results of operations.

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

Our largest stockholder controls a significant percentage of our common stock, and its interests may conflict with those of our other stockholders.

Wynnefield Capital, through its affiliates, beneficially owns approximately 35% of our outstanding common stock. In addition, a member of the Company’s Board of Directors is an employee of Wynnefield Capital, and in January 2022 the Company entered into a loan and security agreement with Wynnefield Capital. As a result, Wynnefield can exercise significant influence over the Company and over matters requiring stockholder approval, including the election of directors, changes to our organizational documents and significant corporate transactions. This concentration of ownership and relationship with Wynnefield makes it more difficult for any other holder or group of holders of our common stock to be able to affect the way we are managed or the direction of our business. The interests of Wynnefield Capital with respect to matters potentially or actually involving or affecting us, such as acquisitions, financings and other corporate opportunities, and attempts to acquire us, may conflict with the interests of our other stockholders. Wynnefield Capital has also entered into a voting agreement with Parent pursuant to which they agreed to vote their beneficially owned shares of common stock in favor of the Merger.

We may be unable to maintain compliance with the continued listing requirements of the Nasdaq Capital Market which could cause our common stock to be delisted and result in the lack of a market for our common stock, cause a decrease in the value of our common stock, and adversely affect our business, financial condition and results of operations.

We may be unable to meet the continued listing requirements of the Nasdaq Capital Market for the listing of our common stock, notably, the stockholders’ equity minimum requirement. If we fail to meet the Nasdaq Capital Market’s continued listing requirements, our common stock could be delisted. If our common stock is delisted, we expect prices for our common stock to be quoted on one of the OTC Markets or the OTC Bulletin Board. Under such circumstances, our stockholders may find it more difficult to sell, or to obtain accurate quotations, for our common stock, and our common stock would become substantially less attractive to certain purchasers such as financial institutions, hedge funds and other similar investors. There is no assurance, however, that prices for our common stock would be quoted on one of these other trading systems or that an active trading market for our common stock would thereafter exist, which would materially and adversely impact the market value of our common stock and our stockholders’ ability to sell our common stock.

Anti-takeover provisions in our organizational documents and Delaware law may limit the ability of our stockholders to control our policies and effect a change of control of our Company and may prevent attempts by our stockholders to replace or remove our current management, which may not be in your best interests.

There are provisions in our certificate of incorporation and bylaws that may discourage a third party from making a proposal to acquire us, even if some of our stockholders might consider the proposal to be in their best interests and may prevent attempts by our stockholders to replace or remove our current management. These provisions in our certificate of incorporation include authorization for our Board of Directors to issue shares of preferred stock without stockholder approval and to establish the preferences and rights of any preferred stock issued, and to issue one or more classes or series of preferred stock that could discourage or delay a tender offer or change in control. Our bylaws require advance written notice of stockholder proposals and director nominations.

Additionally, we are subject to Section 203 of the Delaware General Corporation Law, which, in general, imposes restrictions upon acquirers of 15% or more of our stock. Finally, the Board of Directors may in the future adopt other protective measures, such as a stockholder rights plan, which could delay, deter or prevent a change of control.

Risks Related to the Proposed Merger with Kids2. Inc.

The Company will be subject to business uncertainties and contractual restrictions while the Proposed Merger is pending.

Uncertainty about the effect of the Merger on employees and third parties (including customers and suppliers) may have an adverse effect on the business, financial condition and results of operations of the Company. These uncertainties may impair the Company’s ability to retain and motivate key personnel pending the consummation of the Proposed Merger, as such personnel may experience uncertainty about their future roles and relationships following the consummation of the Proposed Merger. Additionally, these uncertainties could cause customers, suppliers, vendors and others who deal with the Company to seek to change existing business relationships with the Company or fail to extend or maintain existing relationships with the Company.

The pursuit of the Proposed Merger and the preparation for the integration of the Company’s business with Parent’s business may place a burden on the Company’s management and internal resources. Any significant diversion of management attention away from ongoing business concerns and any difficulties encountered in the transition and integration process could have an adverse effect on the Company’s business, financial condition and results of operations. In addition, the Merger Agreement restricts the Company from taking certain actions without Parent’s consent while the Proposed Merger is pending. These restrictions could have an adverse effect on the Company’s business, financial condition and results of operations.

The Proposed Merger is subject to conditions to closing that may not be satisfied or waived, including that Parent may not obtain the necessary debt financing set forth in the commitment letters received by Parent in connection with the Merger.

The respective obligations of the Company and Parent to complete the Proposed Merger are subject to a number of conditions that must be fulfilled in order to complete the Proposed Merger, including (i) the approval of the Company’s stockholders, (ii) the absence of any governmental order preventing or prohibiting consummation of the Merger or any other transactions contemplated in the Merger Agreement, (iii) the accuracy of the representations and warranties of the parties at closing, and (iv) the concurrent closing of a debt financing by Parent to fund the merger consideration. If these conditions are not satisfied or waived, the Merger may not be completed. Parent has entered into debt commitment letters providing for (i) an asset-based credit facility and (ii) a term loan, a portion of the proceeds of which will fund Parent’s obligation to pay the merger consideration at the closing of the Merger. The obligations of the lenders under the debt commitment letters are subject to a number of conditions, including the receipt of executed loan documentation, accuracy of certain specified representations and warranties, and certain pro forma financial conditions. If these conditions are not satisfied or waived, the lenders will not be obligated to satisfy their commitment. While Parent is obligated pursuant to the Merger Agreement to use commercially reasonable efforts to obtain alternative financing if the current commitments are terminated or not available, there is no assurance that Parent would be able to secure alternative financing.

Failure of the Proposed Merger to be completed, the termination of the Merger Agreement or a significant delay in the consummation of the Proposed Merger could negatively impact the Company.

The merger agreement is subject to a number of conditions which must be fulfilled in order to complete the Proposed Merger. These conditions to the consummation of the Proposed Merger may not be fulfilled and, accordingly, the Proposed Merger may not be completed. In addition, if the merger is not completed by June 30, 2022, either the Company or Parent may choose to terminate the Merger Agreement if the failure to consummate the transactions contemplated by the Merger Agreement by such date is not caused by any breach of the Merger Agreement by the party electing to terminate the Merger Agreement, before or after approval of the Proposed Merger by the Company’s stockholders.

If the Proposed Merger is not consummated, the ongoing business, financial condition and results of operations of the Company may be adversely affected and the market price of the Company’s common stock may decline significantly, particularly to the extent that the market price reflects a market assumption that the Proposed Merger will be consummated. If the consummation of the Proposed Merger is delayed for any reason, including by the receipt of a competing acquisition proposal, the business, financial condition and results of operations of the Company’s may be adversely affected.

In addition, the Company has incurred and will incur substantial expenses in connection with the negotiation and completion of the Proposed Merger, as well as the costs and expenses of filing, printing and mailing a proxy statement. Any of the foregoing, or other risks arising in connection with the failure of or delay in consummating the Proposed Merger, including the diversion of management attention from pursuing other opportunities and the constraints in the Merger Agreement on the ability to make significant changes to the Company’s ongoing business during the pendency of the Proposed Merger, could have an adverse effect on the Company’s business, financial condition and results of operations.

The Merger Agreement may be terminated under various circumstances, and the Company has and will continue to incur fees and expenses in connection with such termination.

The Merger Agreement may be terminated under various circumstances by either the Company or Parent if the failure to consummate the transactions contemplated by the Merger Agreement is not caused by any breach of the Merger Agreement by the party electing to terminate the Merger Agreement. For example, the Merger Agreement may be terminated if the Merger is not completed by June 30, 2022, or in connection with a change in the Company Board Recommendation in the event the Board determines that the Company has received an acquisition proposal from a third party which the Board determines constitutes a Superior Proposal, as defined in the Merger Agreement. If the Board makes a change in the Company Board Recommendation, the Company will be required to pay Parent a termination fee of approximately $2.3 million.

The Merger Agreement contains provisions that may discourage other parties from pursuing, announcing or submitting an acquisition proposal to the Company that might result in greater value to Company stockholders.

The Merger Agreement contains provisions that may discourage a third party from pursuing, announcing or submitting a competing acquisition proposal to the Company that might result in greater value to Company stockholders than the Proposed Merger. These provisions include a general prohibition on the Company from soliciting or entering into discussions with any third party regarding any acquisition proposal or offers for competing transactions, subject to limited exceptions.

In connection with entering into the Merger Agreement, Company stockholders holding shares of common stock constituting approximately 53% of the Company’s issued and outstanding common stock have entered into voting agreements with Parent pursuant to which they agreed to vote their beneficially owned shares of common stock in favor of the Merger. The vote of such shares in favor of the Merger would be sufficient to approve the Merger Agreement by the Company’s stockholders under the provisions of Delaware law and the Company’s Certificate of Incorporation.

Litigation against the Company or the members of the Company’s board of directors could result in significant costs, management distraction, and/or a delay of or injunction against the Proposed Merger.

Many proposed merger transactions are the subject of shareholder litigation. While the Company believes that any claims that may be asserted by purported shareholder plaintiffs related to the Proposed Merger would be without merit, the results of any such potential legal proceedings are difficult to predict and could delay or prevent the Proposed Merger from being competed in a timely manner. The existence of litigation related to the Proposed Merger could affect the likelihood of obtaining the required approval from Company stockholders. Moreover, any litigation could be time consuming and expensive, could divert management’s attention away from their regular business and, any lawsuit adversely resolved against the Company or members of the Company’s board of directors, could have an adverse effect on the Company’s business, financial condition and results of operations.

If the actions remain unresolved, they could prevent or delay the completion of the Proposed Merger. One of the conditions to the consummation of the Proposed Merger is the absence of any law or order (whether temporary, preliminary or permanent) by any court or regulatory authority of competent jurisdiction prohibiting, restricting or making illegal consummation of the transactions contemplated by the Merger Agreement (including the Proposed Merger). Consequently, if a settlement or other resolution is not reached in any lawsuit that is filed or any regulatory proceeding and a claimant secures injunctive or other relief or a regulatory authority issues an order or other directive prohibiting, restricting or making illegal consummation of the transactions contemplated by the Merger Agreement (including the Proposed Merger), then such injunctive or other relief may prevent the Proposed Merger from becoming effective in a timely manner or at all.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We are headquartered in a 20,200 square foot facility in Woonsocket, Rhode Island. We have a lease on this facility, which will expire in 2025. We also lease small offices in Canada, the United Kingdom and Hong Kong.

We maintain inventory at our main leased warehouse and distribution center in California (approximately 460,000 square feet) as well as in Canada (approximately 61,000 square feet). These leases expire at various times through 2026.

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

Holders of Common Stock

As of March 11, 2022, there were approximately 34 holders of record of our common stock. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of record holders.

Issuer Repurchases of Equity Securities

None.

Recent Sales of Unregistered Securities

Not applicable.

Item 6. [RESERVED]

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

We operate in one principal industry segment across geographically diverse marketplaces, selling our products globally to large, national retailers as well as independent retailers, on our partner’s websites, and our own direct to consumer website. In North America, our customers include Amazon.com, Wal-Mart, Target, Buy Baby, Home Depot, and Lowe’s. Our largest European-based customer is Smyths Toys. We also sell through international distributors, representatives, and to select international retail customers in geographic locations where we do not have a direct sales presence.

Leveraging our strength in product development, global sourcing and sales to national retailers, independent retailers, distributors and ecommerce (pureplay and omni-channel), we are launching a new brand into the pet space, Ozzie & Kazoo(TM), in 2022. Our focus is on creating products that complement our juvenile development and sourcing strategy, as well as a well-rounded product offering to highlight our brand in this new category, such as gates, pet beds and other pet supplies. Initial products are anticipated to launch during the second quarter of 2022. In 2021, we began selling certain of our current products, primarily gates, under the brand name “Summer” in pet channels, including Chewy, Inc., though sales in 2021 were not material. We believe our entry into the pet products is an opportunity for incremental growth.

Net sales in the fourth quarter of 2021 decreased by 2.0% from the previous year quarter, and net sales for the full year decreased 7.5% from the prior year. Net sales for the fourth quarter and the full year in 2021 declined primarily as a result of limited inventory availability due to global supply chain challenges including increased transit times to receive our product into our warehouse from Asia due to limited availability of containers and port congestion, that resulted in our making significant sales order cuts to our customers as we were not able to satisfy demand.

In the fourth quarter, net loss was $4,764 in 2021 compared to a net loss of $3,389 in the fourth quarter of 2020. The loss in 2021 was primarily a result of elevated container rates and associated transportation and logistical expenses that impacted our cost of goods sold. For example, in order to meet demand, we arranged air freight shipments for high priority items because of the increased transit times on water from Asia, and we incurred significant demurrage charges due to the shortage of truckers and overall congestion at ports. The net loss in 2021 also included a $1,512 valuation allowance against US deferred tax assets recorded in the fourth quarter. The net loss in fiscal 2020 was primarily a result of a $1,800 loss on the early extinguishment of debt and a $676 write-off of intangible assets related to the Company’s decision to dissolve its Born Free Holdings entity. For the full year 2021, net loss was $2,898 compared to a net loss of $1,102 in 2020 driven largely by the same factors that impacted fourth quarter 2021 results.

General and administrative expenses declined by $698 in the full year, primarily attributable to a reduction in salaries and other employee related compensation as a result of restructuring initiatives implemented in 2020 partially offset by an increase in customer chargebacks related to significant order cuts due to supply chain challenges. We ended fiscal 2021 with a net loss of $1.35 per share compared to a net loss of $0.52 per share in fiscal 2020.

In the fourth quarter of 2020, we announced the completion of a debt refinancing with Bank of America, which reduced interest expense by $154 in the fourth quarter of 2021 and $2,692 for the full year 2021 as compared to prior year periods.

As further described below, subsequent to year end 2021, we entered into a second-lien, subordinated term loan in the amount up to $5,000, with requests for the funding of tranches limited to every 30 days. At the time of a funding request, availability (as defined in our existing loan agreement with Bank of America) must be either (i) equal to or less than $6,000 in the 30 days immediately preceding the request date or (ii) on the date of the request and on the date of borrowing, equal to or less than $3,000. We requested and received an initial funding of $2,000 at closing of the new loan. This term loan will give us additional flexibility to manage current supply chain challenges including elevated container rates, increased demurrage charges as well as carrying higher than normal inventory on the water due to extended transit times due to port congestion.

Proposed Merger with Kids2, Inc.

On March 16, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Kids2, Inc., a Georgia corporation (“Parent”), and Project Abacus Acquisition Corp., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”). The Merger Agreement provides, subject to its terms and conditions, for the acquisition of the Company by Parent through the merger of Merger Sub with and into the Company, with the Company surviving the Merger as a wholly owned subsidiary of Parent (the “Proposed Merger”).

Under the terms of the Proposed Merger, each share of common stock of the Company issued and outstanding immediately prior to the effective time of the Merger (the “Effective Time”) (other than shares of common stock (i) owned by Parent, Merger Sub, the Company or any subsidiary of Parent, Merger Sub or Company, or (ii) held by a stockholder who is entitled to, and who has perfected, appraisal rights for such shares under Delaware law) automatically will be converted into the right to receive cash in an amount of $12.00 per share (the “Merger Consideration”), without interest, subject to any required withholding of taxes.

The completion of the Proposed Merger is subject to closing conditions, including: (i) the approval of the Merger Agreement by the Company’s stockholders; (ii) the absence of any laws or court orders making the Proposed Merger illegal or otherwise prohibiting the Proposed Merger; (iii) other customary closing conditions, including the accuracy of the representations and warranties of each party (subject to certain materiality exceptions) and material compliance by each party with its covenants under the Merger Agreement; and (iv) the closing of a debt financing by Parent to fund the Merger Consideration. The parties expect the transaction to close in the second quarter of 2022, subject to the satisfaction or waiver of the closing conditions. For a detailed description of the Merger Agreement and the Proposed Merger, please see Item 1.01 of the Current Report on Form 8-K that will be filed with the Securities and Exchange Commission (“SEC”) on or about March 16, 2022, and a copy of the Merger Agreement filed as Exhibit 2.1 therewith.

COVID-19 Impact and Ongoing Supply Chain Challenges

As previously disclosed, the COVID-19 pandemic impacted our business in fiscal 2020 and 2021. Early in the pandemic in 2020, we began to see customers that have retail stores reduce orders as they experienced or anticipated closures of those stores. While we did see an uptick in sales to those customers with significant e-commerce capabilities, it did not offset the reduced orders from our mid-size and smaller customers. We believe that customers with e-commerce capabilities will continue to have increased demand. However, given the unpredictability of the COVID-19 pandemic, it is possible that some stores will remain closed or will have to close should there be a resurgence of COVID-19 outbreaks or that these customers will close or reduce the number of stores that they operate in response to the COVID-19 pandemic. In addition, our suppliers that are located in China and elsewhere may be subject to closure should there be a resurgence of COVID-19 outbreaks in those locations.

The COVID-19 pandemic continued to impact our business in 2021, as we experienced challenges in our shipping and distribution channels throughout our global supply chain. As noted above, in order to meet demand, we incurred increased costs to air freight certain products to meet demands of some of our key retail partners and saw elevated container rates, increased demurrage charges and other associated transportation and logistical costs that materially impacted our gross profit and our margins in the fourth quarter and the full year.

We have been successful and are continuing to implement price increases with customers to mitigate some of these cost challenges. We also have been successful and continue to work to shift sales to direct import, which enables product to be delivered more quickly and profitably to our customers. Direct import sales increased 64.6% in fiscal 2021 as compared to fiscal 2020, with direct import sales representing approximately 20.2% of total sales in fiscal 2021.

If and to the extent these supply chain challenges continue, we may not be able to meet demand. We also expect costs associated with these matters to remain elevated, as well as costs associated with our main leased warehouse and distribution center, with new lease terms that became effective in the fourth quarter of 2021 that will increase our lease costs. To the extent we do not meet our financial projections or are unable to mitigate the impact of these challenges, our business, financial position, results of operations and cash flows would be adversely affected.

We will continue to assess the impact of the COVID-19 pandemic on the supply chain, consumer demand and overall business operations throughout 2022. We believe COVID-19 in the United States and in other countries has added greater uncertainty and unpredictable economic consequences in the coming months, and therefore we cannot currently predict how it will impact our business in the long term.

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

Inventory Valuation

Inventory is comprised of finished goods and is stated at the lower of cost, inclusive of freight and duty using the first-in, first-out (FIFO) method or net realizable value. Our warehousing costs are charged to expense as incurred. We regularly review slow-moving and excess inventory and write-down inventories as appropriate. Management uses estimates to record write-downs based on its review of inventory by product category including length of time on hand and estimates of future orders for each product. Changes in consumer preferences, as well as demand for products, customer buying patterns and inventory management could impact the inventory valuation.

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

Income Taxes

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carry forwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, it is more likely than not that such benefit will be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations.

We recognize interest and penalties, if any, related to uncertain tax positions in interest expense. On a global basis, the open tax years subject to examination by major taxing jurisdictions in which we operate is between 2014 and 2021.

Results of Operations

The following table presents selected consolidated financial information for our Company for the fiscal years ended January 1, 2022 (“fiscal 2021”) and January 2, 2021 (“fiscal 2020”).

	Year ended		Year Ended
	January 1, 2022		January 2, 2021
Net sales	$143,665	100.0%	$155,299	100.0%
Cost of goods sold	104,286	72.6%	104,448	67.3%
Gross profit	39,379	27.4%	50,851	32.7%
General and administrative expenses	28,662	20.0%	29,360	18.9%
Selling expenses	10,785	7.5%	12,574	8.1%
Depreciation and amortization	2,239	1.6%	3,348	2.2%
Impairment of intangible asset	—	0.0%	676	0.4%
(Loss) income from operations	(2,307)	(1.6)%	4,893	3.1%
Interest expense, net	1,386	1.0%	4,078	2.6%
(Gain) loss from extinguishment of debt	(1,972)	(1.4)%	1,800	1.2%
Loss before provision for income taxes	(1,721)	(1.1)%	(985)	(0.7)%
Provision for income taxes	1,177	(0.1)%	117	(0.1)%
Net loss	$(2,898)	(2.0)%	$(1,102)	(0.8)%

Fiscal 2021 Compared with Fiscal 2020

Net sales decreased 7.5% to $143,665 for fiscal 2021 from $155,299 for fiscal 2020 due primarily to limited inventory availability, a direct impact of supply chain disruption due to on-going effects of COVID-19, including securing containers in Asia and increased transit time to receive goods into our warehouses. For fiscal 2021, sales to our top customers were significantly impacted because of these inventory challenges, and we were not able to fully meet our customer and consumer demand. We continue to be successful in shifting business to direct import, which suppresses top line results, but is more profitable in the current environment, to mitigate current supply chain issues. While direct import sales increased in fiscal 2021 as compared to fiscal 2020, the increase did not offset the loss of sales due to limited inventory availability.

Cost of goods sold includes the cost of the finished product from suppliers, duties and tariffs on certain imported items, freight-in from suppliers, and miscellaneous charges. The components of cost of goods sold remained substantially the same for fiscal 2021 as compared to fiscal 2020. In fiscal 2021, we experienced a significant increase in container and other supply chain costs as compared to fiscal 2020, which resulted in cost of goods staying elevated despite lower sales, impacting our gross profit.

Gross profit decreased 22.6% to $39,379 for fiscal 2021 from $50,851 for fiscal 2020. Gross margin decreased in fiscal 2021 to 27.4% from fiscal 2020 at 32.7%. Gross profit dollars decreased primarily due to lower sales and elevated freight costs reflected in cost of goods sold. Additionally, we utilized air freight to keep inventory in stock for high priority, in-demand products, which also suppressed our gross margin in the fourth quarter and impacted full year results. Gross profit in 2020 included a $2,483 benefit from tariff exclusions on certain gate, bath, and bedrail products that became effective between December 2019 and May 2020. Tariff exclusions received since December 2019 expired in August 2020.

General and administrative expenses declined 2.4% to $28,662 for fiscal 2021 compared to $29,360 for fiscal 2020 but increased as a percent of sales to 20.0% for fiscal 2021 from 18.9% for fiscal 2020. The increase as a percent of sales was attributable to lower net sales. While the Company continues to benefit from the full year run-rate of its restructuring initiatives implemented in the first quarter of 2020, the savings did not significantly offset the lower net sales and we did experience increased expenses for labor at our main leased warehouse and distribution center.

Selling expenses decreased by 14.2% to $10,785 for fiscal 2021 from $12,574 for fiscal 2020 and improved as a percent of sales to 7.5% for fiscal 2021 from 8.1% for fiscal 2020. The decrease in selling expense dollars was primarily due to lower net sales. Selling expense as a percent of net sales decreased as a result of lower cooperative advertising due to the increase in direct import sales, and the expiration of all royalty expense in the first half of 2021.

Depreciation and amortization decreased to $2,239 for fiscal 2021 from $3,348 in fiscal 2020 as many of our tools have fully depreciated. Capital expenditures were substantially the same year over year, decreasing slightly in fiscal 2021 to $1,160 from $1,258 in fiscal 2020. In the fourth quarter of 2020, the Company recorded an asset impairment charge of $676, representing the remaining unamortized balance of the definite-lived asset related to our Born Free Holding Limited (BFH) trademarks. This intangible asset was determined to have a carrying value that was non-recoverable. The determination resulted from the Company’s decision to dissolve the BFH entity which was completed in December 2020. The Company also considered whether other long-lived assets in other asset groups were impaired and concluded that they were not. No other impairment was recorded in fiscal 2020 or fiscal 2021.

Net interest expense decreased 66.0% to $1,386 for fiscal 2021 from $4,078 in fiscal 2020 primarily as a result of lower average debt balances and reduced interest rates due to the amended and restated loan agreement entered into in the fourth quarter of 2020. Additionally, fiscal 2020 included the write-off of $266 of previously unamortized financing fees associated with the reduction in the total revolver commitments under our credit facility in March 2020.

For fiscal 2021, we recorded a $1,177 tax provision on $1,721 of pretax loss for the period. The tax provision for fiscal 2021 was primarily the result of a $1,512 increase in valuation allowance against US deferred tax assets that may not be utilized.

For fiscal 2020, we recorded a $117 tax provision on $985 of pretax loss for the period. The pretax loss included a $1,800 loss from the extinguishment of debt. The tax provision for fiscal 2020 included a $7,435 federal benefit for the worthless stock loss of BFH, as well as a net $236 decrease in valuation allowance for nondeductible interest expense, a $273 decrease in valuation allowance against our state research and development tax credit deferred tax asset, and a $253 valuation allowance against foreign subsidiary net operating loss deferred tax assets, offset by a $7,543 provision for uncertain tax positions The uncertain tax position provision related to the worthless stock loss benefit recorded on the 2020 tax return on the liquidation of a foreign subsidiary. Due to the uncertain nature of worthless stock deductions, we determined the associated tax benefit to be an uncertain tax position and accordingly, we have fully reserved for the tax benefit. This tax position may be subject to audit and future adjustment by the IRS, which could result in a reversal of none, part, or all of the income tax benefit or could result in a benefit higher than the net amount recorded. If the IRS rejects or reduces the amount of the income tax benefit related to the worthless stock loss, we may have to pay additional cash income taxes, which could adversely affect our results of operations, financial condition, and cash flows. We cannot guarantee what the ultimate outcome or amount of the benefit we receive, if any, will be.

Liquidity and Capital Resources

Cash Flows

We fund our operations and working capital needs through cash generated from operations and borrowings under our credit facilities.

In our typical operational cash flow cycle, inventory is purchased in U.S. dollars to meet expected demand plus a safety stock. The majority of our suppliers are based in Asia and such inventory currently takes approximately six to eight weeks to arrive at the various distribution points we maintain in the United States and Canada, an increase from three to four weeks a year ago. Payment terms for these vendors are approximately 30-75 days from the date the product ships from Asia and therefore we are generally paying for the product a short time after it is physically received in the United States, and in some cases before it is physically received into our warehouses. In turn, sales to customers generally have payment terms of 60 days, however, direct import sales with certain customers are paid beyond 60 day terms resulting in an accounts receivable and increasing the amount of cash required to fund working capital. To bridge the gap between paying our suppliers and receiving payment from our customers for goods sold, we rely on our credit facilities.

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

For fiscal 2021, net cash used in operating activities was approximately $8,391 driven primarily by an increase in accounts receivable, an increase in inventory and lower net sales. Inventory includes inventory on the water and as a result of supply chain disruption, inventory time on water was significantly extended resulting in a lack of available inventory in our warehouses. Inventory on the water accounted for approximately 46.5% of our total inventory at fiscal year end 2021, an increase of 76.9% as compared to 2020 fiscal year end. The increase in accounts receivable was due primarily to an increase in direct import sales for which customers take longer to pay than on domestic sales. For fiscal 2020, net cash provided by operating activities was approximately $17,607 generated primarily from operating performance and improved working capital efficiency.

For fiscal 2021, net cash used in investing activities was approximately $1,247. For fiscal 2020, net cash used in investing activities was approximately $1,278.

For fiscal 2021, net cash provided by financing activities was approximately $9,653 driven primarily by working capital needs from increases in accounts receivable and inventory. For fiscal 2020, net cash used in financing activities was approximately $16,644, representing a significant net paydown of funded debt.

Based primarily on the above factors, net cash increased for fiscal 2021 by $25, resulting in a cash balance of approximately $535 at fiscal year end.

The following table summarizes our significant contractual commitments at fiscal 2021 year-end:

		Payment Due by Fiscal Period
							2027 and
Contractual Obligations	Total	2022	2023	2024	2025	2026	beyond
Revolving Facility	$33,228	—	—	—	33,228	—	—
Term Loan Facility	5,625	1,125	1,500	1,500	1,500	—	—
FILO Loan	1,719	469	625	625	—	—	—
Estimated future interest payments on Revolving Facility	3,234	951	951	951	381	—	—
Estimated future interest payments on Term Loan Facility	427	189	136	87	15	—	—
Estimated future interest payments on FILO Loan Facility	99	54	34	11	—	—	—
Operating leases	16,393	3,592	3,498	3,347	3,284	2,672	—
Total contractual cash obligations	$60,725	6,380	6,744	6,521	38,408	2,672	—

Estimated future interest payments on our Revolving Facility and Term Loan Facility are based upon the interest rates in effect at January 1, 2022. The above does not reflect obligations under our new subordinated term loan described below that was entered into in late January 2022.

Capital Resources

In addition to operating cash flow, we also rely primarily on our asset-based revolving credit facility and FILO loan with Bank of America, N.A. to meet our financing requirements, which are subject to changes in our inventory and account receivable levels. We regularly evaluate market conditions, our liquidity profile, and various financing alternatives for opportunities to enhance our capital structure, and in January 2022 we entered into a second lien, subordinated term loan in an amount up to $5,000 with Wynnefield Capital, Inc., as agent, as further described below.

Going Concern

The consolidated financial statements included elsewhere in this report have been prepared on a going concern basis, which assumes that we will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

As described below, the Company’s asset-based loan agreement with Bank of America and subordinated term loan agreement with Wynnefield Capital do not expire until October 15, 2025, both agreements have adjusted EBITDA and liquidity covenants. While these covenants provide room for us to conduct our business in the ordinary course, we currently face a challenging supply chain environment that impacts our ability to execute on our operating plan and consequently, we amended our loan agreements on March 16, 2022 to reset our financial covenants to adjust for expected ongoing challenges to our operating plan in the near term.

Due to continuing losses, our financial position and the challenging supply chain environment, there is no assurance that we will be able to maintain compliance with our financial covenants under our loan agreements, which would impair our ability to meet our financial obligations as they become due without future amendments to our loan agreements. In addition, the COVID-19 pandemic has significantly increased economic and demand uncertainty across the globe, and while demand for our products has remained steady, if these challenges continue, we may not be able to meet demands of our customers which could result in lost or cancelled orders from our customers and could materially and adversely affect our business, financial condition, and results of operations.

Based on our known cash needs as of March 16, 2022, and the anticipated availability under our loan agreements, we have developed plans to extend our liquidity to support our working capital requirements and our ability to meet our financial obligations. Our plans with regard to these matters include the following: (1) continuing to explore price increases where possible, (2) enhancing certain supply chain processes to obtain lower cost containers for its products and reduce demurrage and detention charges through additional new procedures, (3) reducing warehouse costs through new processes as it relates to pallets, (4) reducing product costs through re-engineering of certain products, (5) reducing discretionary marketing to the extent that it does not impact revenue performance, and (6) considering additional financing and/or strategic alternatives.

However, there can be no assurance that our plans will be achieved and that we will be able to meet our financial obligations without obtaining additional financing or sources of capital. Therefore, in accordance with applicable accounting guidance, and based on the Company’s current financial condition and availability of funds, there is substantial doubt about our ability to continue as a going concern through twelve months from the date these financial statements were issued.

If we are unable to meet our current operating plan, do not adequately control expenses, or adjust our operations accordingly, we may experience constraints on our liquidity and may not meet the financial and other covenants under our loan agreements, which could impact our availability. There is no assurance that we will meet all of our financial or other covenants in the future, or that our lenders will grant waivers or agree to amend the terms of our agreements with them if there are covenant violations. In such case, we may be required to seek to raise additional funds through debt or equity financings, restructure our existing debt, engage in strategic collaborations, and/or a strategic transaction that is in the best interest of our stockholders. Any such financing or strategic transaction could result in significant dilution to our existing stockholders, depending on the terms of the transaction. If we are unable to identify a strategic transaction, raise additional funds, and/or restructure our existing debt, our operations could be limited and we may not be able to meet all of our obligations under our existing loan agreements.

Loan Agreement with BofA

We and our wholly owned subsidiary, Summer Infant (USA), Inc., are parties to a Third Amended and Restated Loan and Security Agreement (as amended the “BofA Loan Agreement”) with Bank of America, N.A., as agent (“BofA”), that provides for (i) a $40,000 asset-based revolving credit facility, with a $5,000 unused letter of credit sub-line facility as of January 1, 2022, (ii) a $7,500 term loan and (iii) a $2,500 FILO (first-in, last-out) loan. The BofA Loan Agreement replaced our prior credit facility with BofA and term loan with Pathlight Capital. As of January 1, 2022, the outstanding revolving credit facility, FILO and term loan balances were $33,228, $1,719 and $5,625, respectively.

On January 28, 2022, we entered into an amendment to the BofA Loan Agreement to permit the new second-lien term loan described below (the “New Term Loan”) and to modify certain covenants to provide us with additional flexibility in light of ongoing supply chain challenges. The amendment, among other things, (1) revised the definition of EBITDA to allow the add-back of costs and expenses associated with the New Term Loan, (2) modified the fixed charge coverage ratio covenant to provide that the ratio shall be at least 1.00 to 1.00 as of the last day of each fiscal month commencing December 31, 2022, (3) reflected temporary increase through April 2, 2022 in (i) the maximum percentage of accounts owing from Amazon that may be included as eligible accounts in the borrowing based from 45% to 55%, and (ii) the maximum portion of the borrowing base that is attributable to eligible in-transit inventory from $7,000 to $11,000, (4) removed references to LIBOR and replaces them with the Bloomberg Short-Term Bank Yield (“BSBY”) Index rate administered by Bloomberg, (5) added a new minimum availability requirement of $3,000 at all times, and (6) added a new minimum EBITDA requirement to be maintained on a rolling monthly basis beginning on April 2, 2022. The description below reflects the terms of the BofA Loan Agreement as amended.

On March 16, 2022, we entered into a second amendment to the BofA Loan Agreement that (i) increased the minimum availability requirement to $3,500, (ii) modified the fixed charge coverage ratio to provide for a ratio of at least 1.00 to 1.00 as of the last day of each fiscal month commencing January 28, 2023, (iii) adjusted the minimum EBITDA covenant thresholds and (iv) permits the Company to addback of costs of legal advisors and independent consultants incurred during the period from January 1, 2022 through July 2, 2022 in an aggregate amount not to exceed $1,000. The lender also waived the requirement that the Company’s audit and certification with respect to its fiscal year 2021 financial statements be without qualification.

Pursuant to the BofA Loan Agreement, total borrowing capacity under the revolving credit facility is based on a borrowing base, which is generally defined as 85% of eligible receivables plus the lesser of (i) 70% of the value of eligible inventory (subject to certain limitations) or (ii) 85% of the net orderly liquidation value of eligible inventory, less applicable reserves. The scheduled maturity date of the loans under the revolving credit facility is October 15, 2025 (subject to customary early termination provisions). Loans under the revolving credit facility provided prior to January 28, 2022 bear interest, at our option, at a base rate or at LIBOR, plus applicable margins based on average quarterly availability, and loans provided after January 28, 2022 bear interest, at our option, at a base rate or at the Bloomberg Short-Term Bank Yield Index (“BSBY”) rate administered by Bloomberg. Interest payments are due monthly, payable in arrears. We are also required to pay an annual non-use fee on unused amounts under the revolving credit facility, as well as other customary fees as are set forth in the Loan Agreement. As of January 1, 2022, the interest rate on LIBOR based revolver loans and on base rate revolver loans was 2.625% and 4.500%, respectively.

The principal of the term loan is to be repaid, on a quarterly basis, in installments of $375, until paid in full on termination and subject to mandatory repayment in certain circumstances. The scheduled maturity date of the term loan is October 15, 2025, or earlier, if the revolving credit facility is terminated. Prior to January 28, 2022, the term loan bore interest, at our option, at a base rate or at LIBOR, plus applicable margins, and after January 28, 2022 bears interest, at our option, at a base rate or at the BSBY rate. Interest payments on the term loan are due monthly, in arrears. As of January 1, 2022, the interest rate on LIBOR based term loans and on base rate term loans was 3.875% and 5.75%, respectively.

The total borrowing capacity under the FILO loan is the lesser of (i) the then applicable aggregate FILO commitment amount and (ii) a borrowing base, generally defined as a specific percentage of the value of eligible accounts, plus a specified percentage of the value of eligible inventory. The aggregate FILO commitment amount will be proportionately reduced each quarter until the FILO loan is terminated at maturity on October 15, 2024. There can be no voluntary repayment on the FILO loan as long as there are loans outstanding under the revolving credit facility, unless (i) there is an overadvance under the FILO loan, or (ii) such prepayment is accompanied by a permanent dollar for dollar reduction in the aggregate FILO commitment amount such that, after giving effect to such prepayment and reduction, the outstanding principal amount of the FILO loan is equal to but does not exceed the lesser of (A) the aggregate FILO commitment amount and (B) the FILO borrowing base. Prior to January 28. 2022, the FILO loan bore interest, at our option, at a base rate or at LIBOR, plus applicable margins, and after January 28, 2022 bear interest, at our option, at a base rate or at the BSBY rate. Interest payments on the FILO loan are due monthly, in arrears. As of January 1, 2022, the interest rate on LIBOR based FILO loans and on base rate FILO loans was 3.625% and 5.50%, respectively.

All obligations under the BofA Loan Agreement are secured by substantially all the assets of the Company, and our subsidiaries, Summer Infant Canada Limited and Summer Infant Europe Limited, are guarantors under the BofA Loan Agreement. The BofA Loan Agreement contains customary affirmative and negative covenants. Among other restrictions, we are restricted in our ability to incur additional debt, make acquisitions or investments, dispose of assets, or make distributions unless in each case certain conditions are satisfied. Under the terms of the BofA Loan Agreement prior to the 2022 amendments, until the term loan and FILO loan have been repaid in full, we were required to maintain a fixed charge coverage ratio at the end of each fiscal month of at least 1.00 to 1.00 for the twelve-month period then ended and after the term loan and FILO loan have been repaid in full, we will be required to maintain the fixed charge coverage ratio if availability falls below $5,000. Under the March 2022 amendment, we will be required to maintain a fixed charge coverage ratio of at least 1.00 to 1.00 as of the last day of each month commencing January 28, 2023. As of January 1, 2022, we complied with the fixed charge coverage ratio covenant.

Under the terms of the BofA Loan Agreement as amended in January and March 2022, until the term loan and FILO loan have been repaid in full, we are required to have (i) availability under the BofA Loan Agreement of $3,500 at all times and (ii) to meet a specified minimum EBITDA requirement on a rolling monthly basis beginning on April 2, 2022.

The BofA Loan Agreement also contains customary events of default, including if the Company fails to comply with any required financial covenants and upon the occurrence of a change of control without consent of the lender. In the event of a default, all of the obligations under the BofA Loan Agreement may be declared immediately due and payable. For certain events of default relating to insolvency and receivership, all outstanding obligations become due and payable.

For additional information on the BofA Loan Agreement, please see Note 5 and Note 13 to our consolidated financial statements included in this Annual Report on Form 10-K.

Second-Lien, Subordinated Term Loan

On January 28, 2022, we and our subsidiary, Summer Infant (USA), Inc., as borrowers, entered into a Loan and Security Agreement with certain financial institutions as lenders, and Wynnefield Capital, Inc., as agent for the lenders, which was amended on March 16, 2022 (as amended, the “New Term Loan Agreement”). The lenders, Wynnefield Partners Small Cap Value, L.P. and Wynnefield Partners Small Cap Value, L.P. I, are existing stockholders of the Company and, together with affiliates, beneficially own approximately 35% of our outstanding common stock, and an employee of Wynnefield Capital, Inc., Stephen Zelkowicz, serves on the Company’s Board of Directors (the “Board”). Because the New Term Loan Agreement is a related party transaction, it was reviewed and approved by the Audit Committee of our Board.

The New Term Loan Agreement provides for a second lien, subordinated term loan in an amount up to $5,000, with requests for the funding of tranches limited to every 30 days (the “New Term Loan”). At the time of a funding request, availability (as defined in the BofA Loan Agreement) must be either (i) equal or less than $6,000 in the 30 days immediately preceding the request date or (ii) on the date of request and on the date of borrowing, equal or less than $3,000. The initial funding tranche may be in an amount of up to $2,000, and subsequent tranches may not exceed $1,000.

Borrowings under the New Term Loan Agreement bear interest at a rate of 5.0% per annum until January 27, 2024, and thereafter at a rate of 9.0% per annum, payable in arrears on a quarterly basis. The principal amount of any borrowing will be repaid quarterly in installments equal to 2.5% of the highest amount of borrowings outstanding under the New Term Loan Agreement during the applicable quarter, commencing on July 1, 2022 and continuing until the maturity date of April 19, 2026. In addition, we will be required to make prepayments on any outstanding borrowings under the New Term Loan Agreement in an amount equal to 50% of the average excess amount of availability (as defined in the BofA Loan Agreement) for the prior 30 days in excess of $10,000 and so long as (i) before and after giving effect to such mandatory prepayment, no default or event of default has occurred or will occur as a result of the payment, and (ii) before and after giving effect to the payment there is at least $10,000 of availability (as defined in the BofA Loan Agreement).

Borrowings under the New Term Loan Agreement are secured by a second lien on substantially all of the assets of the Company and are subordinated to the Company’s obligations under the BofA Agreement. The New Term Loan Agreement contains customary affirmative and negative covenants and events of default substantially the same as the BofA Agreement.

For additional information on the New Term Loan Agreement, please see Note 13 to our consolidated financial statements included in this Annual Report on Form 10-K.

PPP Loan

On August 3, 2020, the Company received loan proceeds of $1,956 (the “PPP Loan”) pursuant to the Paycheck Protection Program (“PPP”) administered by the U.S. Small Business Administration (“SBA”) under the U.S. CARES Act. The PPP Loan, which was in the form of a promissory note (the “PPP Note”), between the Company and BofA, as the lender, had a maturity date of July 27, 2025, and would bear interest at a fixed rate of 1% per annum. Monthly principal and interest payments were deferred until (i) the date on which the amount of forgiveness was remitted to the Company’s lender, (ii) the date on which the Company’s lender provided notice that the Company was not entitled to loan forgiveness, and (iii) if a borrower did not apply for loan forgiveness, 10 months after the date of the loan forgiveness covered period. The Company was permitted to voluntarily prepay the borrowings in full with no associated penalty or premium. Under the terms of the PPP, the principal and interest could be forgiven if the PPP Loan proceeds were used for qualifying expenses, including payroll costs, rent and utility costs. The PPP Note contained customary representations, warranties, and covenants for this type of transaction, including customary events of default relating to, among other things, payment defaults and breaches of representations and warranties or other provisions of the PPP Note. The occurrence of an event of default could have resulted in, among other things, the Company becoming obligated to repay all amounts outstanding under the PPP Note. On February 18, 2021, the Company applied for full forgiveness of the PPP loan through Bank of America. In May 2021, the SBA determined that the PPP Loan was fully approved for forgiveness and on May 23, 2021, the PPP Loan was repaid in full by the SBA to BofA. The forgiveness amount remitted was $1,956 in principal and $16 in interest.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and a subsequent amendment to the initial guidance, ASU 2018-19 Codification Improvements to Topic 325, Financial Instruments-Credit Losses (collectively, Topic 326). Topic 326 requires measurement and recognition of expected credit losses for financial assets held, which include, but are not limited to, trade and other receivables. The new standard is effective for fiscal years beginning after December 15, 2022. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Special Note Regarding Forward Looking Statements

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements concern management’s current assumptions, estimates, beliefs, plans, strategies and expectations and anticipated events or trends and similar expressions concerning matters that are not historical facts. Such forward-looking information may be identified by terms such as “expect,” “anticipate,” “believe,” “outlook,” “may,” “estimate,” “should,” “predict” and similar terms or variations thereof, and includes statements regarding our expectations with respect to our ability to meet our operating plan and obtain additional financing or other sources of capital in order to continue as a going concern, our strategic priorities, our efforts to mitigate the increases in raw material costs and impacts from the current global supply chain crisis, the benefits of and savings from our restructuring initiatives, the ongoing impact of the COVID-19 pandemic on our business as well as the US and global economies, our ability to develop and launch new products and to strengthen our customer relationships, our ability to manage operational costs, increases in our direct import business to reduce transportation costs, the success of our entry into the pet channel, and expected trends and product offerings in 2022, and the expected closing of the proposed merger with Kids2, Inc. These statements are based on a series of expectations, assumptions, estimates and projections about our Company, are not guarantees of future results or performance, and involve significant risks, uncertainties and other factors, including assumptions and projections, for all forward periods. Our actual results may differ materially from any future results expressed or implied by such forward-looking statements. Such factors include, among others, the following:

●	our ability to continue as a going concern;

●	the concentration of our business with certain retail customers who may change their purchasing policies or suffer liquidity problems or bankruptcy;
●	our ability to manage our supply chain and mitigate ongoing supply chain challenges;
●	our ability to manage and maintain sufficient inventory to meet customer demand;
●	our ability to maintain sufficient availability under and to comply with financial and other covenants in our loan agreements;
●	our ability to complete the Proposed Merger with Kids2 in a timely manner or at all;
●	the widespread nature of the COVID-19 pandemic;
●	our ability to compete by introducing new products or enhancing existing products that satisfy consumer preferences;
●	our ability to develop and introduce new products in a timely and cost-effective manner;
●	our ability to compete effectively with larger and smaller companies that have more financial resources and greater e-commerce presence than us;
●	our reliance on foreign suppliers and potential disruption in foreign markets in which we operate;
●	our ability to achieve the expected long-term benefits and savings of our restructuring initiatives;
●	increases in the cost of raw materials used to manufacture our products;
●	our ability to protect our intellectual property;
●	compliance with safety and testing regulations for our products;

●	product liability claims arising from use of our products;
●	potential exposure to greater than anticipated tax liabilities;
●	a material impairment of other intangible assets;
●	our ability to maintain the listing of our common stock on and to comply with the continued listing requirements of the Nasdaq Capital Market; and
●	any failure, inadequacy or interruption of our information technology systems resulting from cyberattacks or other failures that may disrupt our operations and lead to disclosure of confidential or proprietary data.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

  None.

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Interim Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of January 1, 2022. Our principal executive officer and principal financial officer have concluded, based on their evaluation, that our disclosure controls and procedures were effective as of January 1, 2022.

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

1)Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of a company;

2)Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of a company are being made only in accordance with authorizations of management and the board of directors of the company; and

3)Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of a company’s assets that could have a material effect on its financial statements.

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

Management of the Company conducted an evaluation of the effectiveness, as of January 1, 2022, of the Company’s internal control over financial reporting and based on its evaluation under the COSO Framework, management has concluded that the Company’s internal control over financial reporting was effective as of January 1, 2022.

(c)	Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended January 1, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On December 15, 2021, the Company, Summer Infant (USA), Inc., as borrowers, and certain subsidiaries of the Company as guarantors, entered into a letter agreement with BofA with respect to the Loan Agreement pursuant to which (i) the maximum percentage of accounts owing from the Amazon Companies that may be included in eligible accounts under the Loan Agreement shall not exceed 55% effective through April 2, 2022, and thereafter will be reduced back to 45% and (ii) the maximum portion of the revolver borrowing base under the Loan Agreement attributable to Eligible In-Transit Inventory (after giving effect to the Inventory Formula Amount) shall not exceed $11,000 effective through April 2, 2022, and thereafter will be reduced back to $7,000. A copy of the letter agreement is filed herewith as Exhibit 10.7 and is incorporated herein by reference.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, the information required by Part III is being incorporated by reference herein from our definitive proxy statement (or an amendment to this Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended January 1, 2022.

Item 10. Directors, Executive Officers and Corporate Governance

The information relating to directors, director nominees and executive officers of the Company is set forth in our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended January 1, 2022 and is incorporated herein by reference.

The information relating to Section 16(a) beneficial ownership reporting compliance is set forth in our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended January 1, 2022 and is incorporated herein by reference.

We have adopted a Code of Ethics that applies to all of our directors, officers and employees. The Code of Ethics is publicly available in the Investor Relations section of our website at www.sumrbrands.com. Amendments to the Code of Ethics and any grant of a waiver from a provision of the Code of Ethics requiring disclosure under applicable SEC and Nasdaq rules will be disclosed on our website.

The information relating to the Company’s Audit Committee and its designated audit committee financial expert is set forth in our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended January 1, 2022 and is incorporated herein by reference.

The information concerning procedures by which stockholders may recommend director nominees is set forth in our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended January 1, 2022 and is incorporated herein by reference.

Item 11. Executive Compensation

The information relating to executive compensation and the Company’s Compensation Committee is set forth in our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended January 1, 2022 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information relating to security ownership of management, certain beneficial owners, and the Company’s equity plans is set forth in our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended January 1, 2022 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information relating to certain relationships and related party transactions and director independence is set forth in our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended January 1, 2022 and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information relating to the independent registered public accounting firm fees and services and the Company’s pre-approval policies and procedures for audit and non-audit services provided by such accounting firm is set forth in our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended January 1, 2022 and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)Financial Statements

The list of consolidated financial statements and notes required by this Item 15(a)(1) is set forth in the “Index to Financial Statements” on page F-1 of this Annual Report on Form 10-K.

(2)Financial Statement Schedules

All schedules have been omitted because the required information is included in the financial statements or notes thereto.

(3)Exhibits

The exhibits required by Item 601 of Regulation S-K and Item 15(b) are listed in the “Index to Exhibits” below.

(b)Exhibits

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

10.3

Third Amended and Restated Loan and Security Agreement, dated as of October 15, 2020, among Summer Infant, Inc. and Summer Infant (USA), Inc., as borrowers, the guarantors from time to time party thereto, the financial institutions from time to time party thereto as lenders, and Bank of America, N.A., as agent and security trustee for the lenders (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 16, 2020)

10.4

Letter Agreement, dated April 16, 2021, among Summer Infant, Inc. and Summer Infant (USA), Inc., as borrowers, the guarantors from time to time party thereto, and Bank of America, N.A., as agent and lender (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 18, 2021)

10.5

Letter Agreement, dated August 27, 2021, among Summer Infant, Inc. and Summer Infant (USA), Inc., as borrowers, the guarantors from time to time party thereto, and Bank of America, N.A., as agent and lender (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 10, 2021)

10.6

Letter Agreement, dated September 22, 2021, among Summer Infant, Inc. and Summer Infant (USA), Inc., as borrowers, the guarantors from time to time party thereto, and Bank of America, N.A., as agent and lender (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 10, 2021)

10.7+

Letter Agreement, dated December 15, 2021, among Summer Infant, Inc. and Summer Infant (USA), Inc., as borrowers, the guarantors from time to time party thereto, and Bank of America, N.A., as agent and lender

10.8*	2012 Incentive Compensation Plan, as amended (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 5, 2015)
10.9*	Amended and Restated Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 20, 2021)
10.10*

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

10.13

Third Amendment to Lease, dated April 24, 2020, by and between Faith Realty II, LLC and Summer Infant (USA), Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 30, 2020)

10.14*	Summer Infant, Inc. Change in Control Plan (as amended through May 11, 2020) (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 11, 2020)
10.15

Engagement Letter, effective as of December 9, 2019, between Summer Infant, Inc. and Winter Harbor LLC (Incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K filed on March 18, 2020

10.16**

Amendment to Engagement Letter, dated February 28, 2020, between Summer Infant, Inc. and Winter Harbor LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 12, 2020)

10.17

Second Amendment to Engagement Letter, effective as of November 30, 2020, between Summer Infant, Inc. and Winter Harbor LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 1, 2020)

10.18

Third Amendment to Engagement Letter, effective as of January 3, 2022, between Summer Infant, Inc. and Riveron RTS, LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 7, 2022)

10.19

Letter Agreement, dated May 12, 2020, among Edmund J. Schwartz, Summer Infant, Inc. and Summer Infant (USA), Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 1, 2020)

10.20

Amendment, dated September 29, 2020, to Letter Agreement among Edmund J. Schwartz, Summer Infant, Inc. and Summer Infant (USA), Inc. dated May 12, 2020 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 1, 2020)

21.1	List of Subsidiaries (Incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filed on March 16, 2021)
23.1+	Consent of Independent Registered Public Accounting Firm

31.1+	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101

*Management contract or compensatory plan or arrangement.

**Portions of this Exhibit have been omitted pursuant to a grant of confidential treatment.

+Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 16th day of March, 2022.

SUMMER INFANT, INC.

By:	/s/ BRUCE MEIER Bruce Meier Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ STUART NOYES Stuart Noyes	Chief Executive Officer (Principal Executive Officer) and Director	March 16, 2022

/s/ BRUCE MEIER Bruce Meier	Interim Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2022

/s/ ROBIN MARINO Robin Marino	Chairwoman of the Board	March 16, 2022

/s/ EVELYN D’AN Evelyn D’An	Director	March 16, 2022

/s/ ALAN MUSTACCHI Alan Mustacchi	Director	March 16, 2022

/s/ ANDREW M. TRAIN Andrew M. Train	Director	March 16, 2022

/s/ STEPHEN ZELKOWICZ Stephen Zelkowicz	Director	March 16, 2022

Summer Infant, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Summer Infant Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Summer Infant, Inc. and its subsidiaries (the Company) as of January 1, 2022 and January 2, 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 1, 2022 and January 2, 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recent losses from operations and negative operating cash flows. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Indefinite-lived Trade Name Impairment Assessment

As described in Notes 1 and 4 to the consolidated financial statements, the Company’s indefinite-lived trade name balance was $8,400,000 as of January 1, 2022. Indefinite-lived intangible assets are tested for impairment annually during the fourth fiscal quarter and whenever events or circumstances may indicate that an impairment has occurred. The fair value of the indefinite-lived trade name is generally estimated using discounted cash flow methodologies. The discounted cash flow methodology requires significant judgment, including estimation of future revenue, which is dependent on internal forecasts, the estimation of the long-term revenue growth rate of the Company’s business, the determination of the Company’s weighted average cost of capital, and royalty rates.

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

Deferred Tax Asset Valuation Allowance

As described in Note 6 to the consolidated financial statements, the Company’s gross deferred tax asset and valuation allowance was $5,800,000 and $5,800,000, respectively, as of January 2, 2021. The Company recognizes deferred income taxes for differences between the financial reporting and tax basis of assets and liabilities. Deferred tax assets include loss and credit carryforwards and are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion of the deferred tax assets will not be realized. The Company regularly reviews the deferred tax assets for recoverability considering historical profitability, projected taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies.

The principal considerations for our determination that performing procedures relating to management’s determination of the value of deferred tax assets is a critical audit matter are that there is significant judgment by management in the determination that it is not more likely than not that sufficient taxable income will be generated to realize deferred tax assets and therefore a valuation allowance was recorded, and auditing the valuation of deferred tax assets involved especially subjective judgment.

Our audit procedures related to the determination that it is not more likely than not that sufficient taxable income will be generated to realize deferred tax assets included the following, among others:

-	We evaluated the reasonableness of management’s estimates of future taxable income by considering the weight applied to negative evidence and positive evidence that is objectively verifiable.
-	We evaluated the Company’s “more likely than not” conclusion with regard to deferred tax assets that are not considered realizable and recomputed the valuation allowance for those that were not considered realizable.

/s/ RSM US LLP

We have served as the Company's auditor since 2010.

Boston, Massachusetts

March 16, 2022

Summer Infant, Inc. and Subsidiaries

Consolidated Balance Sheets

Note that all amounts presented in the table below are in thousands of U.S. dollars, except share amounts and par value per share.

	January 1,	January 2,
	2022	2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$535	$510
Trade receivables, net of allowance for doubtful accounts of $14 and $197 at January 1, 2022 and January 2, 2021, respectively	30,934	25,995
Inventory, net	28,621	25,123
Prepaids and other current assets	1,143	1,850
TOTAL CURRENT ASSETS	61,233	53,478
Property and equipment, net	4,128	4,789
Intangible assets, net	11,382	11,739
Right of use assets	14,383	3,625
Deferred tax assets, net	—	1,001
Other assets	104	105
TOTAL ASSETS	$91,230	$74,737
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$27,985	$27,986
Accrued expenses	5,698	6,064
Lease liabilities, current	3,133	2,349
Current portion of long-term debt	2,125	2,125
TOTAL CURRENT LIABILITIES	38,941	38,524
Long-term debt, less current portion and unamortized debt issuance costs	37,420	27,536
Deferred tax liability	152	—
Lease liabilities, noncurrent	12,034	1,493
Other liabilities	108	2,064
TOTAL LIABILITIES	88,655	69,617
STOCKHOLDERS’ EQUITY
Preferred Stock, $0.0001 par value, 1,000,000 authorized, none issued or outstanding at January 1, 2022 and January 2, 2021	—	—
Common Stock $0.0001 par value, authorized, issued and outstanding of 49,000,000, 2,194,892, and 2,164,708 at January 1, 2022 and 49,000,000, 2,162,459, and 2,132,275 at January 2, 2021, respectively	2	2
Treasury Stock at cost (30,184 shares at January 1, 2022 and January 2, 2021)	(1,283)	(1,283)
Additional paid-in capital	78,370	77,979
Accumulated deficit	(73,088)	(70,190)
Accumulated other comprehensive loss	(1,426)	(1,388)
TOTAL STOCKHOLDERS’ EQUITY	2,575	5,120
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$91,230	$74,737

See notes to consolidated financial statements.

Summer Infant, Inc. and Subsidiaries

Consolidated Statements of Operations

Note that all amounts presented in the table below are in thousands of U.S. dollars, except share and per share amounts.

	For the fiscal year ended
	January 1,	January 2,
	2022	2021
Net sales	$143,665	$155,299
Cost of goods sold	104,286	104,448
Gross profit	39,379	50,851
General and administrative expenses	28,662	29,360
Selling expenses	10,785	12,574
Depreciation and amortization	2,239	3,348
Impairment of intangible asset	—	676
Operating (loss) income	(2,307)	4,893
Interest expense, net	1,386	4,078
(Gain) loss from extinguishment of debt	(1,972)	1,800
Loss before provision for income taxes	(1,721)	(985)
Provision for income taxes	1,177	117
Net loss	$(2,898)	$(1,102)
Net loss per share:
BASIC	$(1.35)	$(0.52)
DILUTED	$(1.35)	$(0.52)
Weighted average shares outstanding:
BASIC	2,152,926	2,119,499
DILUTED	2,152,926	2,119,499

See notes to consolidated financial statements.

Summer Infant, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

Note that all amounts presented in the table below are in thousands of U.S. dollars.

	For the fiscal year ended
	January 1,	January 2,
	2022	2021
Net loss	$(2,898)	$(1,102)
Other comprehensive loss:
Foreign currency translation adjustments	(38)	375
Comprehensive loss	$(2,936)	$(727)

See notes to consolidated financial statements.

Summer Infant, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Note that all amounts presented in the table below are in thousands of U.S. dollars.

	For the fiscal year ended
	January 1,	January 2,
	2022	2021
Cash flows from operating activities:
Net loss	$(2,898)	$(1,102)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,239	3,348
Impairment of intangible assets	—	676
Stock-based compensation	327	253
(Gain) loss from extinguishment of debt	(1,972)	1,800
Amortization of deferred financing costs	294	651
Deferred income taxes	1,143	5
Amortization of right to use asset	2,999	2,431
Changes in assets and liabilities
(Increase) decrease in accounts receivable	(4,995)	6,763
(Increase) decrease in inventory	(3,571)	2,926
Decrease in lease liabilities	(2,431)	(2,678)
Decrease in prepaids and other assets	721	1,118
Increase in accounts payable and accrued expenses	(247)	1,416
Net cash (used in) provided by operating activities	(8,391)	17,607
Cash flows from investing activities:
Acquisitions of property and equipment	(1,160)	(1,258)
Acquisitions of intangible assets	(87)	(20)
Net cash used in investing activities	(1,247)	(1,278)
Cash flows from financing activities:
Repayment of Prior Term Loan Facility	—	(16,406)
Payment of financing fees and other costs	—	(1,522)
Proceeds from New Term Loan Facility	—	7,500
Proceeds from FILO Loan Facility	—	2,500
Repayment of New Term Loan Facility	(1,500)	(375)
Repayment of FILO Loan Facility	(625)	(156)
Net borrowings (repayments) on revolving facilities	11,714	(10,152)
Proceeds from PPP Loan	—	1,956
Issuance of common stock upon exercise of stock options	64	11
Net cash provided by (used in) financing activities	9,653	(16,644)
Effect of exchange rate changes on cash and cash equivalents	10	430
Net increase in cash and cash equivalents	25	115
Cash and cash equivalents at beginning of year	510	395
Cash and cash equivalents at end of year	$535	$510
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$1,131	$2,777
Cash paid (refunded) during the year for income taxes	$8	$(199)
Supplemental disclosure of non-cash investing and financing activities:
Derecognition of a building sale-leaseback fixed asset, net of depreciation	$—	2,357
Derecognition of a building sale-leaseback financial obligation	$—	(2,390)
Right-of-use asset acquired through new operating lease	$13,802	(1,457)
Lease liability acquired through new operating lease	$(13,802)	1,457

See notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity

For the Fiscal Years Ended January 1, 2022 and January 2, 2021

Note that all amounts presented in the table below are in thousands of U.S. dollars, except share and per share data.

	Common Stock		Additional			Accumulated
			Paid in	Treasury	Accumulated	Comprehensive	Total
	Shares	Amount	Capital	Stock	Deficit	Loss	Equity
Balance at December 28, 2019	2,108,743	$2	$77,715	$(1,283)	$(69,088)	$(1,763)	$5,583
Issuance of common stock upon vesting of restricted shares	20,438	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	1,474	—	11	—	—	—	11
Stock-based compensation	—	—	253	—	—	—	253
Fractional share issuance upon reverse stock split	1,620	—	—	—	—	—	—
Net loss for the year	—	—	—	—	(1,102)	—	(1,102)
Foreign currency translation adjustment	—	—	—	—	—	375	375
Balance at January 2, 2021	2,132,275	$2	$77,979	$(1,283)	$(70,190)	$(1,388)	$5,120
Issuance of common stock upon vesting of restricted shares	24,468	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	7,965	—	64	—	—	—	64
Stock-based compensation	—	—	327	—	—	—	327
Net loss for the year	—	—	—	—	(2,898)	—	(2,898)
Foreign currency translation adjustment	—	—	—	—	—	(38)	(38)
Balance at January 1, 2022	2,164,708	$2	$78,370	$(1,283)	$(73,088)	$(1,426)	$2,575

See notes to consolidated financial statements.

SUMMER INFANT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The Company designs, markets and distributes branded juvenile safety and convenience products that are sold globally to national retailers as well as independent retailers, primarily in North America. The Company currently markets its products in several product categories including gates, potty, bath, entertainers, specialty blankets, strollers, car seats and travel systems. Most products are sold under our core brand names of Summer™ and SwaddleMe®. When used herein, the terms the “Company,” “we,” “us,” and “our” mean Summer Infant, Inc. and its consolidated subsidiaries.

2022 Plan and COVID-19 Pandemic

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes that the Company will continue to operate as a going concern and contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. For the year ended January 1, 2022, the Company incurred a net loss $2,898 and used cash in operating activities of $8,391, primarily a result of the growth of accounts receivable and inventory. As of January 1, 2022, the Company had $535 of cash, $40,572 of outstanding indebtedness and borrowing availability of $2,949 under its asset-based lending agreement.

Since January 1, 2022, the Company entered into a term loan agreement with Wynnefield Capital to provide additional availability to the Company.  While the Company’s asset-based loan agreement with Bank of America and term loan agreement with Wynnefield Capital do not expire until October 15, 2025, both agreements have adjusted EBITDA and liquidity covenants.  While these covenants provide room for the Company to conduct its business in the ordinary course, the Company currently faces a challenging supply chain environment that may impact its ability to execute on its operating plan and consequently, the Company amended its financial covenants with Bank of America and Wynnefield Capital on March 16, 2022.

Due to continuing losses, the Company’s financial position and the challenging supply chain environment, there is no assurance that Company will be able to maintain compliance with the financial covenants under its loan agreements, which would impair its ability to meet its financial obligations as they become due without future amendments to its loan agreements.  In addition, the COVID-19 pandemic has significantly increased economic and demand uncertainty across the globe, and while demand for the Company’s products has remained steady, if these challenges continue, the Company may not be able to meet demands of its customers which could result in lost or cancelled orders from our customers and could materially and adversely affect our business, financial condition, and results of operations.

Based on its known cash needs as of March 16, 2022, and the anticipated availability under its loan agreements, the Company has developed plans to extend its liquidity to support its working capital requirements and our ability to meet our financial obligations. The Company’s plans with regard to these matters include the following: (1) continuing to explore price increases where possible, (2) enhancing certain supply chain processes to obtain lower cost containers for its products and reduce demurrage and detention charges through additional new procedures, (3) reducing warehouse costs through new processes as it relates to pallets, (4) reducing product costs through re-engineering of certain products, (5) reducing discretionary marketing to the extent that it does not impact revenue performance, and (6)  considering additional financing and/or strategic alternatives.

However, there can be no assurance the Company’s plans will be achieved and that the Company will be able to meet its financial obligations as they become due without obtaining additional financing or sources of capital. Therefore, in accordance with applicable accounting guidance, and based on the Company’s current financial condition and availability of funds, there is substantial doubt about the Company’s ability to continue as a going concern through twelve months from the date these financial statements were issued.

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

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to December 31 of each calendar year. There were fifty-two weeks in the fiscal year ended January 1, 2022, and fifty-three weeks in the fiscal year ended January 2, 2021.

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

Changes in the allowance for doubtful accounts are as follows:

	For the
	fiscal year ended
	January 1,	January 2,
	2022	2021
Allowance for doubtful accounts, beginning of period	$197	$542
Charges to (recovery of) costs and expenses	8	(27)
Account write-offs and other	(191)	(318)
Allowance for doubtful accounts, end of period	$14	$197

Inventory Valuation

Inventory is comprised mostly of finished goods and some component parts and is stated at the lower of cost using the first-in, first-out (FIFO) method, or net realizable value. The Company regularly reviews slow-moving and excess inventories and writes down inventories to net realizable value if the ultimate expected net proceeds from the disposals of excess inventory are less than the carrying cost of the merchandise.

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

The Company’s assets measured at fair value on a nonrecurring basis include long-lived assets and finite-lived intangibles. The Company tests its indefinite-lived assets for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable or that the carrying value may exceed its fair value. The resulting fair value measurements are considered to be Level 3 inputs. The Company did not record an impairment charge in fiscal 2021. During the fourth quarter of fiscal 2020, the Company determined that the estimated fair value of a definite-lived asset was non-recoverable, and the Company recorded a non-cash impairment charge of $676 which reduced the value of the intangible asset to $0, as more fully described in “Note 4 to the Consolidated Financial Statements-Intangible Assets.”

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

Translation of Foreign Currencies

Assets and liabilities of the Company’s foreign subsidiaries whose functional currency is its local currency, are translated into U.S. dollars at the exchange rate in effect at the end of the quarter and the income and expense accounts of these affiliates have been translated at average rates prevailing during each respective quarter. Resulting translation adjustments are made to a separate component of stockholders’ equity within accumulated other comprehensive loss. Assets and liabilities of the Company’s foreign subsidiaries whose functional currency is the U.S. dollar are remeasured into U.S. dollars at their historical rates or the exchange rate in effect at the end of the quarter and the income and expense accounts of these affiliates have been remeasured at average rates prevailing during each respective quarter. Resulting remeasurement adjustments are made to the consolidated statement of operations. Foreign exchange transaction gains and losses are included in the accompanying consolidated statement of operations.

Shipping Costs

Shipping costs to customers are included in selling expenses and amounted to approximately $2,206 and $2,485 for the fiscal years ended January 1, 2022 and January 2, 2021, respectively.

Advertising Costs

The Company charges advertising costs to selling expense as incurred. Advertising expense, which consists primarily of promotional and cooperative advertising allowances provided to customers, was approximately $7,881 and $9,215 for the fiscal years ended January 1, 2022 and January 2, 2021, respectively.

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

Diluted loss per share for the Company is computed by dividing net loss by the dilutive weighted average shares outstanding which includes: the dilutive impact (using the “treasury stock” method) of “in the money” stock options and unvested restricted shares issued to employees. Options to purchase 70,635 and 60,639 shares of the Company’s common stock and 6,072 and 14,967 of restricted shares were not included in the calculation, due to the fact that these instruments were anti-dilutive for the fiscal years ended January 1, 2022 and January 2, 2021, respectively.

New Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and a subsequent amendment to the initial guidance, ASU 2018-19 Codification Improvements to Topic 325, Financial Instruments-Credit Losses (collectively, Topic 326). Topic 326 requires measurement and recognition of expected credit losses for financial assets held, which include, but are not limited to, trade and other receivables. The new standard is effective for fiscal years beginning after December 15, 2022. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

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

The following is a table that presents net sales by geographical area:

	For the fiscal year ended
	January 1,	January 2,
	2022	2021
United States	$132,153	$140,173
All Other	11,512	15,126
	$143,665	$155,299

All Other consists of Canada, Europe, South America, Mexico, Asia, and the Middle East.

Contract Balances

The Company does not have any contract assets such as work-in-process or contract liabilities such as customer advances. All trade receivables on the Company’s consolidated balance sheet are from contracts with customers.

Contract Costs

Costs incurred to obtain a contract are capitalized unless short term in nature. As a practical expedient, costs to obtain a contract that are short term in nature are expensed as incurred. All contract costs incurred in 2021 and 2020 fall under the provisions of the practical expedient and have therefore been expensed.

3. PROPERTY AND EQUIPMENT

Property and equipment, at cost, consisted of the following:

	For the
	fiscal year ended
	January 1,	January 2,	Depreciation/
	2022	2021	Amortization Period
Computer-related	$4,577	$4,560	5 years
Tools, dies, prototypes, and molds	28,826	27,849	1 - 5 years
Other	7,777	7,671	1 - 15 years
	41,180	40,080
Less: accumulated depreciation	37,052	35,291
Property and equipment, net	$4,128	$4,789

Total depreciation expense was $1,795 and $2,847 for the fiscal years ended January 1, 2022 and January 2, 2021, respectively.

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

4. INTANGIBLE ASSETS

Intangible assets consisted of the following:

	For the
	fiscal year ended
	January 1,	January 2,
	2022	2021
Brand names	$10,900	$10,900
Patents and licenses	4,208	4,125
Customer relationships	6,946	6,946
Other intangibles	1,886	1,882
	23,940	23,853
Less: accumulated amortization	(12,558)	(12,114)
Intangible assets, net	$11,382	$11,739

The amortization period for the majority of the intangible assets ranges from 5 to 18 years for those assets that have an estimated life; certain assets have indefinite lives (a brand name). Total of intangibles not subject to amortization amounted to $8,400 for the fiscal years ended January 1, 2022 and January 2, 2021.

Amortization expense amounted to $444 and $501 for the fiscal years ended January 1, 2022 and January 2, 2021, respectively. In the fourth quarter of 2020, the Company recorded an asset impairment charge of $676 representing the remaining unamortized balance of the definite long-lived asset related to the Company’s Born Free Holdings Limited (BFH) trademarks. This intangible asset was determined to have a carrying value that was non-recoverable. The determination resulted from the Company’s decision to dissolve the BFH entity which was completed in December 2020.

The Company performed its annual indefinite-lived intangible asset impairment analysis in the fourth fiscal quarter. No asset impairment was recorded for the fiscal years ended January 1, 2022 and January 2, 2021.

Estimated amortization expense for the remaining definite-lived assets for the next five years is as follows:

Fiscal Year ending
2022	440
2023	440
2024	440
2025	437
2026	207

5. DEBT

Loan Agreement with Bank of America.

On October 15, 2020, the Company and its wholly owned subsidiary, Summer Infant (USA), Inc., became parties to a Third Amended and Restated Loan and Security Agreement (the “Loan Agreement”) with Bank of America, N.A., as agent, that provides for (i) a $40,000 asset-based revolving credit facility, with a $5,000 unused letter of credit sub-line facility as of January 1, 2022, (ii) a $7,500 term loan and (iii) a $2,500 FILO (first-in, last-out) loan. The Loan Agreement replaced the Company’s prior agreement with BofA and term loan with Pathlight Capital.

Pursuant to the Loan Agreement, total borrowing capacity under the revolving credit facility is based on a borrowing base, which is generally defined as 85% of eligible receivables plus the lesser of (i) 70% of the value of eligible inventory (subject to certain limitations) or (ii) 85% of the net orderly liquidation value of eligible inventory, less applicable reserves. The scheduled maturity date of the loans under the revolving credit facility is October 15, 2025 (subject to customary early termination provisions). Loans under the revolving credit facility bear interest, at the Company’s option, at a base rate or at LIBOR, plus applicable margins based on average quarterly availability. Interest payments are due monthly, payable in arrears. The Company is also required to pay an annual non-use fee on unused amounts under the revolving credit facility, as well as other customary fees as are set forth in the Loan Agreement. As of January 1, 2022, the interest rate on LIBOR based revolver loans and on base rate revolver loans was 2.625% and 4.500%, respectively. The amount outstanding on the revolving credit facility Agreement on January 1, 2022 was $33,228. As of January 2, 2021, the interest rate was 2.625% on LIBOR based revolver loans. The amount outstanding on the Restated BofA Agreement at January 2, 2021 was $21,467. Total borrowing base at January 1, 2022 was $36,177 and borrowing availability was $2,949.

The principal of the term loan is to be repaid, on a quarterly basis, in installments of $375, until paid in full on termination and subject to mandatory repayment in certain circumstances. The scheduled maturity date of the term loan is October 15, 2025 or earlier, if the revolving credit facility is terminated. The term loan bears interest, at the Company’s option, at a base rate or at LIBOR, plus applicable margins, and interest payments are due monthly, in arrears. As of January 1, 2022, the interest rate on LIBOR based term loans and on base rate term loans was 3.875% and 5.750%, respectively. The amount outstanding on the term loan under the Restated BofA Agreement was $5,625 as of January 1, 2022. The amount outstanding on the term loan under the Restated BofA Agreement was $7,125 as of January 2, 2021.

The total borrowing capacity under the FILO loan is the lesser of (i) the then applicable aggregate FILO commitment amount and (ii) a borrowing base, generally defined as a specific percentage of the value of eligible accounts, plus a specified percentage of the value of eligible inventory. The aggregate FILO commitment amount as of January 1, 2022 was $1,719 with no further availability, and such amount will be proportionately reduced each quarter until the FILO loan is terminated at maturity on October 15, 2024. There can be no voluntary repayment on the FILO loan as long as there are loans outstanding under the revolving credit facility, unless (i) there is an overadvance under the FILO loan, or (ii) such prepayment is accompanied by a permanent dollar for dollar reduction in the aggregate FILO commitment amount such that, after giving effect to such prepayment and reduction, the outstanding principal amount of the FILO loan is equal to but does not exceed the lesser of (A) the aggregate FILO commitment amount and (B) the FILO borrowing base. The FILO loan bears interest, at the Company’s option, at a base rate or at LIBOR, plus applicable margins, and interest payments are due monthly, in arrears. As of January 1, 2022, the interest rate on the LIBOR based FILO loans and on base rate FILO loans was 3.625% and 5.500%, respectively. The aggregate FILO commitment amount of as of January 2, 2021 was $2,344.

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

Subsequent to fiscal year end, on January 28, 2022 and March 16, 2022, the Company (i) entered into a loan and security agreement with Wynnefield Capital, Inc., as agent, providing for a second lien, subordinated term loan in an amount up to $5,000 and (ii) amended the Loan Agreement to provide additional flexibility to the Company under its covenant requirements and to permit the second-lien term, subordinated term loan. See Note 13 for additional information regarding the new second lien, subordinated term loan and Loan Agreement amendment.

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

PPP Loan

On August 3, 2020, the Company received loan proceeds of $1,956 (the “PPP Loan”) pursuant to the Paycheck Protection Program (“PPP”) administered by the U.S. Small Business Administration (“SBA”) under the U.S. CARES Act. The PPP Loan, which was in the form of a promissory note (the “PPP Note”), between the Company and BofA, as the lender, had a maturity date of July 27, 2025 and would bear interest at a fixed rate of 1% per annum. Monthly principal and interest payments were deferred until (i) the date on which the amount of forgiveness was remitted to the Company’s lender, (ii) the date on which the Company’s lender provided notice that the Company was not entitled to loan forgiveness, and (iii) if a borrower did not apply for loan forgiveness, 10 months after the date of the loan forgiveness covered period. The Company was permitted to voluntarily prepay the borrowings in full with no associated penalty or premium. Under the terms of the PPP, the principal and interest could be forgiven if the PPP Loan proceeds were used for qualifying expenses, including payroll costs, rent and utility costs. The PPP Note contained customary representations, warranties, and covenants for this type of transaction, including customary events of default relating to, among other things, payment defaults and breaches of representations and warranties or other provisions of the PPP Note. The occurrence of an event of default could have resulted in, among other things, the Company becoming obligated to repay all amounts outstanding under the PPP Note. On February 18, 2021, the Company applied for full forgiveness of the PPP loan through Bank of America. In May 2021, the SBA determined that the PPP Loan was fully approved for forgiveness and on May 23, 2021, the PPP Loan was repaid in full by the SBA to BofA. The forgiveness amount remitted was $1,956 in principal and $16 in interest and is included as a gain from the extinguishment of debt in the statement of operations.

Aggregate maturities of bank debt related to the Loan Agreement are as follows:

Fiscal Year ending:
2022	1,594
2023	2,125
2024	2,125
2025	34,728
2026 and beyond	—
Total	$40,572

Unamortized debt issuance costs were $1,027 at January 1, 2022 and $1,275 at January 2, 2021, and are presented as a direct deduction of long-term debt on the consolidated balance sheets.

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

6. INCOME TAXES

In December 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) that significantly revised the U.S. tax code effective January 1, 2018 by, among other things, lowering the corporate income tax rate from a top marginal rate of 35% to a flat 21%, limiting deductibility of interest expense and performance based incentive compensation and implementing a territorial tax system. As a result of the Tax Act in the fiscal years ending January 1, 2022 and January 2, 2021 the Company had non-deductible interest for tax purposes resulting in a deferred tax asset in the amount of $1,919 and $1,643, respectively. The Company recorded a valuation allowance on the value of this deferred tax asset until such time as it becomes more likely than not that this asset will be recognized.

The provision for income taxes is summarized as follows:

	Fiscal 2021	Fiscal 2020
Current:
Federal	$—	$108
Foreign	—	2
State and local	22	2
Total current	22	112
Deferred:
Federal	718	$(5)
Foreign	237	6
State and local	200	4
Total deferred	1,155	5
Total provision	$1,177	$117

The tax effects of temporary differences that comprise the deferred tax liabilities and assets are as follows:

	January 1,	January 2,
	2022	2021
Deferred tax assets:
Accounts receivable	$4	$51
Inventory and Uniform Capitalization reserve	467	475
Interest deduction limitation	1,919	1,643
Lease Liability and accrued expenses	3,912	806
Research and development credit	2,030	2,292
Foreign tax credit	795	795
Net operating loss carry-forward	2,735	2,565
Total deferred tax assets	11,862	8,627
Deferred tax liabilities:
Intangible assets and other	(2,271)	(2,132)
ROU Assets and deferred rent	(3,745)	(833)
Property, plant and equipment	(83)	28
Total deferred tax liabilities	(6,099)	(2,937)
Valuation allowance	(5,915)	(4,689)
Deferred tax liabilities and valuation allowance	(12,014)	(7,626)
Net deferred income tax asset	$(152)	$1,001

The following reconciles the benefit for income taxes at the U.S. federal income tax statutory rate to the benefit in the consolidated financial statements:

	Fiscal 2021	Fiscal 2020
Tax benefit at statutory rate	$(361)	$(207)
State income taxes, net of U.S. federal income tax benefit	176	5
Adjustment to uncertain tax position	—	7,543
Stock options	16	5
Foreign tax rate differential	(49)	2
Tax credits	262	258
Worthless stock deduction	—	(7,435)
Non-deductible expenses/Non-taxable income including PPP	(428)	149
Expiration of unexercised stock options	24	90
Increase/(Decrease) in valuation allowance	1,512	(255)
Other	25	(38)
Total provision	$1,177	$117

The income tax provision for the year ended January 1, 2022 was primarily the result of an increase in valuation allowance on US and foreign net operating losses, offset by federal non-taxability of PPP loan forgiveness.

The income tax provision for the year ended January 2, 2021 was primarily the result of a deduction related to a worthless stock loss in the Company’s investment in its wholly owned subsidiary, Born Free Holdings Limited (“BFH”), net of reserve for uncertain tax positions. The Company, after analyzing the facts and circumstances, determined to no longer invest in BFH and liquidated the entity. The Company has maintained a permanent investment position and, therefore, has not previously recorded a deferred tax asset for the basis difference in this entity. The original acquisition and financial results of this entity had created an excess of tax basis over the book basis in which the worthless stock was deducted for income tax purposes of approximately $26,933, resulting in an estimated net tax benefit of $7,435. The Company analyzed this transaction and determined that this worthless stock deduction qualifies as an ordinary loss. While the Company believes this is a valid income tax deduction, due to the uncertain nature of worthless stock deductions, the Company has determined this tax benefit to be an uncertain tax position. Accordingly, the Company fully reserved for the tax benefit associated with the worthless stock deduction.

As of January 1, 2022, the Company had approximately $6,563 of US federal and state net operating loss carry forwards (or “NOLs”) to offset future federal taxable income. The federal NOL will begin to expire in 2031 and the state NOL began to expire in 2021. As of January 1, 2022, the Company had approximately $1,832, $543, and $2,028 of NOLs in Canada, Asia, and the United Kingdom, respectively, which can be carried forward indefinitely.

Authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported, if based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all evidence, including the Company’s past earnings history and future earnings forecast, management determined that a valuation allowance in the amount of $3,201 at January 1, 2022 and $2,251 at January 2, 2021 relating to certain federal and state tax credits and foreign NOLs was necessary. Due to the Tax Act, the Company determined a valuation allowance in the amount of $2,714 at January 1, 2022 and $2,438 at January 2, 2021 relating to interest deduction limitations and foreign tax credits was necessary.

We apply the accounting guidance in ASC 740 related to accounting for uncertainty in income taxes. Our reserves related to taxes are based on a determination of whether, and how much of, a tax benefit taken by us in our tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit.

A summary of the Company’s adjustment to its uncertain tax positions in fiscal years ended January 1, 2022 and January 2, 2021 is set forth below:

	January 1,	January 2,
	2022	2021
Balance, at beginning of the year	$7,543	$—
Increase for tax positions related to the current year	—	7,543
Balance, at end of year	$7,543	$7,543

The unrecognized tax benefits mentioned above included an aggregate of $0 of accrued interest and penalty balances related to uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company does not anticipate that its accrual for uncertain tax positions will be reduced by a material amount over the next twelve-month period, as it does not expect to settle any potential disputed items with the appropriate taxing authorities, nor does it expect the statute of limitations to expire for any items.

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

Under the 2012 Plan, awards may be granted to participants in the form of non-qualified stock options, incentive stock options, restricted stock, deferred stock, restricted stock units and other stock-based awards. Subject to the provisions of the plans, awards may be granted to employees, officers, directors, advisors and consultants who are deemed to have rendered or are able to render significant services to the Company or its subsidiaries and who are deemed to have contributed or to have the potential to contribute to the Company’s success. The Company accounts for options under the fair value recognition standard. The application of this standard resulted in share-based compensation expense for the twelve months ended January 1, 2022 and January 2, 2021 of $327 and $253, respectively. Share based compensation expense is included in selling, general and administrative expenses.

As of January 1, 2022, there are 202,576 shares available to grant under the 2012 Plan.

Stock Options

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the table below. The Company uses the simplified method to estimate the expected term of the options for grants of “plain vanilla” stock options as prescribed by the Securities and Exchange Commission. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Share-based compensation expense recognized in the consolidated financial statements in fiscal 2021 and 2020 is based on awards that are ultimately expected to vest.

The following table summarizes the weighted average assumptions used for options granted during the fiscal years ended January 1, 2022 and January 2, 2021.

	Fiscal	Fiscal
	2021	2020
Expected life (in years)	4.6	4.7
Risk-free interest rate	0.7%	0.3%
Volatility	105.3%	98.9%
Dividend yield	0.0%	0.0%
Forfeiture rate	50.6%	51.9%

The weighted-average grant date fair value of options granted during the year ended January 1, 2022 was $9.95 per share. The weighted-average grant date fair value of options granted during the year ended January 2, 2021 was $2.61 per share.

A summary of the status of the Company’s options as of January 1, 2022 and changes during the year then ended is presented below:

		Weighted-
	Number	Average
	Of	Exercise
	Shares	Price
Outstanding at beginning of year	60,639	$10.63
Granted	52,000	$13.41
Exercised or released	(7,965)	$8.03
Canceled or forfeited	(33,705)	$13.77
Expired	(334)	$66.96
Outstanding at end of year	70,635	$11.20
Options exercisable at January 1, 2022	13,425	$11.14

Outstanding stock options vested and expected to vest as of January 1, 2022 is 49,179. The intrinsic value of options exercised was $69 and $13 for the fiscal years ended January 1, 2022 and January 2, 2021, respectively.

The following table summarizes information about stock options at January 1, 2022:

	Options Outstanding			Options Exercisable
			Weighted			Weighted
		Remaining	Average		Remaining	Average
Range of	Number	Contractual	Exercise	Number	Contractual	Exercise
Exercise Prices	Outstanding	Life (years)	Price	Exercisable	Life	Price
$3.51 - $6.00	13,056	7.4	$3.64	3,291	7.4	$3.64
$6.01 - $12.00	19,840	8.3	$9.26	5,895	6.7	$7.71
$12.01 - $20.00	36,396	8.9	$14.21	2,896	4.3	$17.11
$20.01 - $30.00	336	3.2	$23.76	336	3.2	$23.76
$30.01 - $48.51	1,007	1.1	$34.43	1,007	1.1	$34.43
	70,635	8.3	$11.20	13,425	5.9	$11.14

The aggregate intrinsic value of options outstanding and exercisable at January 1, 2022 and January 2, 2021 are $39 and $73, respectively. As of January 1, 2022, there was approximately $204 of unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 3.2 years.

Restricted Stock Awards

Restricted stock awards require no payment from the grantee. The related compensation cost of each award is calculated using the market price on the grant date and is expensed equally over the vesting period. A summary of restricted stock awards made in the year ended January 1, 2022, is as follows:

	Number of	Grant Date
	Shares	Fair Value
Non-vested restricted stock awards as of January 2, 2021	14,967	$8.68
Granted	20,960	$11.45
Vested and released	(24,539)	$11.13
Forfeited	(5,316)	$9.73
Non-vested restricted stock awards as of January 1, 2022	6,072	$7.44

As of January 1, 2022, there was approximately $21 of unrecognized compensation cost related to non-vested stock compensation arrangements granted under the Company’s stock incentive plan for restricted stock awards. That cost is expected to be recognized over the next 2.0 years.

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

A reconciliation of basic and diluted net income attributable to common stockholders is as follows:

	For the Twelve	For the Twelve
	Months Ended	Months Ended
Calculation of Basic and Diluted EPS	January 1, 2022	January 2, 2021
Weighted-average common shares outstanding – basic	2,152,926	2,119,499
Dilutive effect of restricted shares	—	—
Dilutive effect of stock options	—	—
Weighted-average common shares outstanding – diluted	2,152,926	2,119,499
Earnings per share – basic	$(1.35)	$(0.52)
Earnings per share – diluted	$(1.35)	$(0.52)

The computation of diluted common shares for the twelve months January 1, 2022 excluded 70,635 and stock options and 6,072 shares of restricted stock outstanding, respectively because to include them would have been anti-dilutive. The computation of diluted common shares for the twelve months ended January 2, 2021 excluded 60,639 of stock options outstanding and excluded 14,967 shares of restricted stock outstanding, respectively because to include them would have been anti-dilutive.

9. PROFIT SHARING PLAN

Summer Infant (USA), Inc. maintains a defined contribution salary deferral plan under Section 401(k) of the Internal Revenue Code. All employees who meet the plan’s eligibility requirements can participate. Employees may elect to make contributions up to federal limitations. In 2007, the Company adopted a matching plan which was further amended in 2013, and which was funded throughout the year. For the years ended January 1, 2022 and January 2, 2021, the Company recorded 401(k) matching expense of $235 and $278, respectively.

10. MAJOR CUSTOMERS

Sales to the Company’s top seven customers together comprised approximately 88% of our sales in fiscal 2021 and 87% of our sales in fiscal 2021. Of these customers, three generated more than 10% of sales for fiscal 2021: Amazon.com (38%), Walmart (24%), and Target (18%). In fiscal 2020, three customers generated more than 10% of sales: Amazon.com (33%), Walmart (28%), and Target (17%).

11. COMMITMENTS AND CONTINGENCIES

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

In April 2020, the Company entered into a twelve-month sublease agreement for a portion of its main leased warehouse and distribution center located in Riverside, California.

In February 2021, Summer USA extended its lease at its Riverside, California distribution center. The existing lease was set to expire on September 30, 2021 and has been extended for 61 months through October 31, 2026. In addition, the amended lease grants a 60-month extension option. The Company concluded that this is a modification to the existing lease and continues to be classified as operating. Upon the execution of the lease extension, the Company recorded an increase in ROU asset and lease liability of $13,583, respectively. The Company did not include the extension option in the calculation of the ROU asset and lease liability. Fixed sublease payments received are recognized on a straight-line basis over the sublease term in general and administrative expenses.

In October 2021, the Company renewed its lease in Hong Kong for an additional two years beginning in November 2021 and terminating in November 2023. No options to renew were stipulated in the lease. Upon execution of the lease, the Company recorded an ROU asset and lease liability of $291.

The Company identified and assessed the following significant assumptions in recognizing the right-of-use asset and corresponding liabilities:

●	Expected lease term—The expected lease term includes both contractual lease periods and, when applicable, cancelable option periods when it is reasonably certain that the Company would exercise such options. These leases have remaining lease terms between 0.17 and 4.83 years. The Woonsocket lease has two 5-year extension options, and the Canada lease has one 5-year extension option that have not been included in the lease term.

●	Incremental borrowing rate—The Company’s lease agreements do not provide an implicit rate. As the Company does not have any external borrowings for comparable terms of its leases, the Company estimated the incremental borrowing rate based on secured borrowings available to the Company for the next 5 years. This is the rate the Company would have to pay if borrowing on a collateralized basis over a similar term in an amount equal to the lease payments in a similar economic environment.

●	Lease and non-lease components—In certain cases the Company is required to pay for certain additional charges for operating costs, including insurance, maintenance, taxes, and other costs incurred, which are billed based on both usage and as a percentage of the Company’s share of total square footage. The Company determined that these costs are non-lease components, and they are not included in the calculation of the lease liabilities because they are variable. Payments for these variable, non-lease components are considered variable lease costs and are recognized in the period in which the costs are incurred.

The components of the Company’s lease expense for the years ended January 1, 2022 and January 2, 2021 were as follows:

	Year Ended	Year Ended
	January 1, 2022	January 2, 2021
Operating lease cost	$3,553	$2,710
Variable lease cost	909	1,057
Less: sublease income	(1,199)	(749)
Total lease expense	$3,263	$3,018
Weighted-average remaining lease term	4.6 years	1.2 years
Weighted-average discount rate:	3.35%	5.00%

Cash paid for amounts included in the measurement of the Company’s lease liabilities were $2,969 and $2,911 for the years ended January 1, 2022 and January 2, 2021, respectively.

As of January 1, 2022, the present value of maturities of the Company’s operating lease liabilities were as follows:

Fiscal Year Ending:
2022	$3,592
2023	3,498
2024	3,347
2025	3,284
2026	2,672
Less imputed interest	(1,226)
Total	$15,167

The future fixed sublease receipts under non-cancelable operating lease agreements as of January 1, 2022 are as follows:

Fiscal Year Ending:
2022	$1,348
Thereafter	—
Total	$1,348

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

The following is a table that presents net revenue by geographic area:

	For the fiscal year ended
	January 1,	January 2,
	2022	2021
United States	$132,153	$140,173
All Other	11,512	15,126
	$143,665	$155,299

The following is a table that presents total assets by geographic area:

	January 1,	January 2,
	2022	2021
United States	$88,836	$70,689
All Other	2,394	4,048
	$91,230	$74,737

The following is a table that presents total long-lived assets by geographic area:

	January 1,	January 2,
	2022	2021
United States	$29,224	$19,983
All Other	773	1,276
	$29,997	$21,259

13. SUBSEQUENT EVENTS

The Company has evaluated all events or transactions that occurred after January 1, 2022 through the date of this Annual Report on Form 10-K and determined that no subsequent events occurred that would require recognition in the consolidated financial statements or disclosure in the notes thereto except as follows:

Loan and Security Agreement. On January 28, 2022, the Company and its subsidiary, Summer Infant (USA), Inc. (“Summer USA”), as borrowers, entered into a Loan and Security Agreement among the Company and Summer USA. as borrowers, the guarantors from time to time party thereto, certain financial institutions as lenders, and Wynnefield Capital, Inc., as agent for the lenders, which was amended on March 16, 2022 (as amended, the “New Term Loan Agreement”). The lenders, Wynnefield Partners Small Cap Value, L.P. and Wynnefield Partners Small Cap Value, L.P. I, are existing stockholders of the Company and, together with affiliates, beneficially own approximately 35% of the Company’s outstanding common stock, and an employee of Wynnefield Capital, Inc., Stephen Zelkowicz, serves on the Company’s Board of Directors.

The New Term Loan Agreement provides for a second lien, subordinated term loan in an amount up to $5,000, with requests for the funding of tranches limited to every 30 days (the “New Term Loan”), subject to certain limitations.

Borrowings under the New Term Loan Agreement will bear interest at a rate of 5.0% per annum until January 27, 2024, and thereafter at a rate of 9.0% per annum, payable in arrears on a quarterly basis. The principal amount of any borrowing will be repaid quarterly in installments equal to 2.5% of the highest amount of borrowings outstanding under the New Term Loan Agreement during the applicable quarter, commencing on July 1, 2022 and continuing until the maturity date of April 19, 2026.

Borrowings under the New Loan Term Agreement are secured by a second lien on substantially all of the assets of the Company and are subordinated to the Company’s obligations under the BofA Agreement. The New Term Loan Agreement as amended contains customary affirmative and negative covenants and events of default substantially the same as the BofA Agreement.

Amendments to BofA Agreement. On January 28, 2022 and March 16, 2022, the Company and Summer USA, as borrowers, entered into amendments to the Third Amended and Restated Loan and Security Agreement among the Company and Summer Infant (USA), Inc. as borrowers, the guarantors from time to time party thereto, the financial institutions from time to time party thereto as lenders, and Bank of America, N.A., as agent for the lenders. The amendments, among other things, (1) revised the definition of EBITDA to allow the add-back of costs and expenses associated with the New Term Loan and permits the Company to addback of costs of legal advisors and independent consultants incurred during the period from January 1, 2022 through July 2, 2022 in an aggregate amount not to exceed $1,000, (2) modified the fixed charge coverage ratio covenant to provide that the ratio shall be at least 1.00 to 1.00 as of the last day of each fiscal month commencing January 28, 2023, (3) reflected temporary increase through April 2, 2022 in (i) the maximum percentage of accounts owing from Amazon that may be included as eligible accounts in the borrowing based from 45% to 55%, and (ii) the maximum portion of the borrowing base that is attributable to eligible in-transit inventory from $7,000 to $11,000, (4) removed references to LIBOR and replaces them with the Bloomberg Short-Term Bank Yield (“BSBY”) Index rate administered by Bloomberg, (5) added a new minimum availability requirement of $3,500 at all times, and (6) added a new minimum EBITDA requirement to be maintained on a rolling monthly basis beginning on April 2, 2022.

Proposed Merger with Kids2, Inc. On March 16, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Kids2, Inc., a Georgia corporation (“Parent”), and Project Abacus Acquisition Corp., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”). The Merger Agreement provides, subject to its terms and conditions, for the acquisition of the Company by Parent through the merger of Merger Sub with and into the Company, with the Company surviving the Merger as a wholly owned subsidiary of Parent (the “Proposed Merger”). Under the terms of the Proposed Merger, each share of common stock of the Company issued and outstanding immediately prior to the effective time of the Merger (the “Effective Time”) (other than shares of common stock (i) owned by Parent, Merger Sub, the Company or any subsidiary of Parent, Merger Sub or Company, or (ii) held by a stockholder who is entitled to, and who has perfected, appraisal rights for such shares under Delaware law) automatically will be converted into the right to receive cash in an amount of $12.00 per share (the “Merger Consideration”), without interest, subject to any required withholding of taxes. The completion of the Proposed Merger is subject to closing conditions, including: (i) the approval of the Merger Agreement by the Company’s stockholders; (ii) the absence of any laws or court orders making the Proposed Merger illegal or otherwise prohibiting the Proposed Merger; (iii) other customary closing conditions, including the accuracy of the representations and warranties of each party (subject to certain materiality exceptions) and material compliance by each party with its covenants under the Merger Agreement; and (iv) the closing of a debt financing by Parent to fund the Merger Consideration.