Form 10-K/A
period 2022-01-01
Summer Infant, Inc.
filed 2022-04-08
CIK 1314772

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Auditor Name: RSM US LLP

Auditor Location: Boston, Massachusetts

PCAOB ID Number: 49

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended January 1, 2022, originally filed with the Securities and Exchange Commission on March 17, 2022 (the “Original Filing”). We are filing this Amendment to amend Part III of the Original Filing to include the information required by and not included in Part III of the Original Filing, as we do not intend to file a definitive proxy statement for an annual meeting of stockholders within 120 days of the end of our fiscal year ended January 1, 2022. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, we are including with this Amendment new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications.

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

INDEX TO AMENDMENT NO. 1 TO FORM 10-K

FOR THE FISCAL YEAR ENDED JANUARY 1, 2022

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers

Information concerning our current executive officers is set forth below. All executive officers hold their positions for an indefinite term and serve at the pleasure of the Company’s Board of Directors (the “Board”).

Stuart Noyes, 58, has been our Chief Executive Officer and a director since December 2020, and was initially appointed as the Company’s Interim Chief Executive Officer in December 2019. Mr. Noyes is a Senior Managing Director at Riveron RTS, LLC, a business advisory firm. Prior to that, Mr. Noyes was managing partner of Winter Harbor, LLC, a consulting firm specializing in turnaround and restructuring services, which he co-founded in January 2012, until it was acquired by Riveron in November 2020. He has more than 25 years of experience in executive and general management, operations, procurement, creditor negotiations, and finance, providing strategic and tactical turnaround solutions to a variety of clients. From February 2016 through April 2016, Mr. Noyes served as Chief Restructuring Officer of The Mid-States Supply Company, which filed a voluntary petition for bankruptcy in February 2016. From September 2016 through November 2016, Mr. Noyes served as Chief Restructuring Officer for TPP Acquisition (d/b/a The Picture People), which filed a voluntary petition for bankruptcy in September 2016. From November 2012 until December 2015, Mr. Noyes served as Chief Restructuring Officer, and then Assignee for Creditors, of AFL Quality, Inc. and its related entities, AFL Quality NY LLC and DGF, Inc., which were subject to an involuntary petition for liquidation in February 2013 that was later dismissed in April 2013. Mr. Noyes is a member of the Turnaround Management Association and holds a Master of Business Administration from the University of Utah and Bachelor of Business Administration from the University of Maine.

Bruce Meier, 54, was appointed Interim Chief Financial Officer effective March 19, 2021. Mr. Meier is Managing Director at Riveron and prior to that was a managing director at Winter Harbor, LLC, a consulting firm specializing in turnaround and restructuring services, from June 2014 until it was acquired by Riveron in November 2020. Mr. Meier possesses more than 20 years of diversified experience in the areas of financial management and performance improvement, organizational restructuring, cash management discipline, strategic planning and development and evaluation of business plans. He commenced his employment with Winter Harbor in 2014, where he has provided interim management and advisory services to a variety of clients. He has been working as a business and financial advisor to Summer Infant, Inc., reporting directly to Mr. Noyes, since December 2019. From February 2017 until February 2018, he served as a consultant and, for a period of seven months as Interim Chief Financial Officer, to K’Nex Limited Partnership Group, LP (“K’Nex”). K’Nex was ultimately sold to a strategic buyer and the residual assets were transferred to an assignee in an assignment for the benefit of creditors. Mr. Meier holds a Master of Business Administration degree with a concentration in Accounting from Hofstra University and a Bachelor of Business Administration degree with a concentration in finance from Loyola University (previously named Loyola College) in Maryland. Mr. Meier is a Certified Public Accountant (CPA) and a Certified Insolvency and Restructuring Advisor (CIRA).

Directors

Our Board currently has six directors. Biographical information for our current directors is set forth below, other than for Mr. Noyes whose biography is set forth above under “Executive Officers.”

Evelyn D’An, 60, a director since November 2016, is President of D’An Financial Services, a strategic consulting firm she established in 2004. Ms. D’An is an experienced independent board director and experienced chair of audit, compensation and nominating/governance committee, with senior finance experience, including at a $5 billion global distributor and service provider for the wireless industry. Ms. D’An is a former partner of Ernst & Young, where she spent 18 years serving clients in retail, consumer products, technology, financial services, media and other sectors. Ms. D’An has served on numerous corporate boards since 2006, and she served as a director of Enochian Biosciences, Inc., a publicly traded, pre-clinical stage biotechnology company, from March 2018 until April 2021. She graduated with a Bachelor of Science in Accounting from the State University of Albany.

Robin Marino, 67, a director since August 2015, is currently an independent brand consultant. From June 2011 to November 2014, Ms. Marino served as Group President, Accessories and Home, of LFUSA/Global Brands Group (GBG), a branded apparel, footwear, fashion accessories and related lifestyle product company, where she oversaw five divisions. Prior to joining GBG, Ms. Marino was President and CEO of Merchandising at Martha Stewart Living Omnimedia, which she originally joined in 2005. Ms. Marino was also President and COO of Kate Spade from 1999 to 2005. Prior to that, she served in a variety of management positions for fashion and retail companies such as Burberry Limited, Wathne LTD and Federated Department Stores, Inc. Ms. Marino holds a B.B.A. from Stetson University.

Alan Mustacchi, 61, director since May 2015, is Managing Director at EROC Advisors, LLC, a strategic advisory firm. Prior to joining EROC, Mr. Mustacchi served as Executive Vice President, Capital Markets of GreenSky, Inc., a technology-focused consumer finance platform, from 2014 until 2020, and was Managing Director and Head of Consumer Products & Specialty Retail Investment Banking of Dresner Partners, a middle market investment bank specializing in merger & acquisition advisory, institutional private placements of debt and equity, financial restructuring and corporate turnaround, valuation and strategic consulting, from 2013 until 2014. From 2005 until 2013, Mr. Mustacchi was at Navigant Capital Advisors, LLC, where he was Managing Director, Investment Banking. He was also Managing Director, Merchant Banking Group, at BNP Paribas, where he spent 11 years, and Vice President of The Bank of New York in its commercial finance group. Early in his career, Mr. Mustacchi spent six years as a Certified Public Accountant. He holds a B.S. in Accounting and Economics from New York University’s College of Business and Public Administration and a M.B.A. in Finance and International Business from New York University’s Graduate School of Business Administration.

Andrew Train, 40, has been a director since August 2017. Since May 2014, Mr. Train has been President of OBERLAND, a purpose driven branding agency based in New York City which he co-founded. Prior to founding OBERLAND, Mr. Train was the Advertising Business Director at J. Walter Thompson New York, a branding, marketing and advertising agency, from May 2009 until May 2014. Earlier in his career, he worked on well-known global brands such as HSBC, Verizon, UPS, Puma, and Lufthansa in North America and China while at J. Walter Thompson and other advertising agencies. Mr. Train has been recognized by several national and global organizations for cause marketing and driving social change through traditional, digital, social and mobile campaigns. Mr. Train holds a B.A. in Economics from the University of Richmond.

Stephen J. Zelkowicz, 49, has been a director since August 2014. Since 1999, he has served as an equity research analyst at Wynnefield Capital, Inc., an investment firm specializing in small, publicly-traded companies. He currently serves on the board of directors of DLH Holdings, Corp. (member – Management Resources and Compensation Committee and member - Audit Committee). Mr. Zelkowicz holds a B.A. from the University of Pennsylvania and a M.B.A. from Columbia University.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports with the SEC relating to their ownership and changes in ownership of our common stock and other equity securities. Based solely on our review of our records, SEC filings and on written representations from our executive officers and directors, we believe that each person who, at any time during the fiscal year, was a director, officer or beneficial owner of more than 10% of our common stock, complied with all Section 16(a) requirements during the fiscal year, except for the following: (i) Mr. Train filed one late Form 4 reporting the sale of shares of common stock in a single transaction, and (ii) Jason Macari two late Form 4s, each reporting the sale of common stock in a single transaction.

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

We have experienced changes in our senior management since December 2019. Stuart Noyes was originally appointed as the Company’s Interim Chief Executive Officer pursuant to an engagement with Winter Harbor, LLC, a consulting firm specializing in turnaround and restructuring services that was subsequently acquired by Riveron RTS, LLC, in December 2019, and was appointed Chief Executive Officer and a director in December 2020. In May 2020, we announced the retirement of Paul Francese, our Chief Financial Officer, who was succeeded by Edmund J. Schwartz, an independent consultant who served as our Chief Financial Officer from June 2020 until March 2021. In February 2021, we announced Mr. Schwartz’s retirement, and he was succeeded by Bruce Meier, our current Interim Chief Financial Officer, in March 2021. As described below under “Riveron Engagement,” the services of each of Mr. Noyes and Mr. Meier are provided to the Company pursuant to the Company’s engagement agreement with Riveron, and not on an individual basis.

Proposed Merger with Kids2, Inc. In March 2022, the Company announced that it entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Kids2, Inc., a Georgia corporation (“Parent”), and Project Abacus Acquisition Corp., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”). The Merger Agreement provides, subject to its terms and conditions, for the acquisition of the Company by Parent through the merger of Merger Sub with and into the Company, with the Company surviving the Merger as a wholly owned subsidiary of Parent (the “Proposed Merger”). As described below under “Riveron Engagement,” Riveron will receive a success fee of approximately $258,120 upon the completion of the Proposed Merger. Please see the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2022 for information concerning the Proposed Merger.

Role of the Compensation Committee and Management

The Compensation Committee is responsible for determining or recommending to the Board the compensation of our chief executive officer, chief financial officer and our other executive officers. Our Compensation Committee, together with our Board, is responsible for evaluating the performance of and determining the compensation of our chief executive officer in light of the goals and objectives of our compensation program for that year. With respect to the Company’s current chief executive officer and chief financial officer, the Compensation Committee recommended, and the Board approved, the engagement of Riveron to provide executive services as described below under “Riveron Engagement.” Our Compensation Committee annually assesses the performance of our other executive officers and considers recommendations from our chief executive officer when determining the compensation of our other executive officers. As discussed below, the Compensation Committee may also consider input from other independent directors, our compensation consultant and benchmarking studies and surveys, but retains absolute discretion as to whether to adopt any recommendations as it deems appropriate. At the request of our Compensation Committee, our chief executive officer, chief financial officer and other executive officers may attend our Compensation Committee meetings, including meetings at which our compensation consultant is present. Our chief executive officer does not attend any portion of meetings at which his compensation is discussed.

The Compensation Committee also, in consultation with its independent compensation consultant, considers changes to our compensation programs as appropriate in response to input from stockholders through our annual Say on Pay vote and evolving factors such as the business environment and competition for talent. As part of its 2021 compensation setting process, the Compensation Committee reviewed the results of the Say on Pay vote regarding executive compensation paid in 2020, in which approximately 99.3% of the votes cast were voted in favor of our named executive officer compensation in 2020.

The Compensation Committee has authority to retain (at our Company’s expense) outside counsel, compensation consultants and other advisors to assist as needed. The Compensation Committee considers input and recommendations from our outside compensation consultants in connection with its review of our Company’s compensation programs and its annual review of the performance of the other executive officers. In fiscal 2021, the Compensation Committee did not engage the services of an independent compensation consultant.

Named Executive Officer Compensation in 2021

Our named executive officers for 2021 were Stuart Noyes, Chief Executive Officer, Bruce Meier, our current Interim Chief Financial Officer, and Edmund Schwartz, former Chief Financial Officer.

Riveron Engagement

Executive Services. Neither Mr. Noyes nor Mr. Meier receives any compensation directly or indirectly from the Company, but are engaged pursuant to the terms of an engagement letter between the Company and Riveron RTS, LLC (formerly Winter Harbor, LLC), first entered into on December 9, 2019 (as subsequently amended, the “Letter Agreement”). Pursuant to the Letter Agreement, Mr. Noyes initially acted as the Company’s Interim CEO, effective December 16, 2019, and then in December 2020 was appointed as the CEO and a director of the Company. Under the Letter Agreement, from December 2019 until February 2020, compensation paid to Riveron for services of Mr. Noyes and other Winter Harbor employees, including Mr. Meier, our current Interim CFO, was determined for the first ten weeks of the engagement based on agreed-upon hourly rates, subject to a cap of $35,000 per week (other than holiday weeks, which were capped at $15,000 each week) and thereafter upon actual hours worked or such other mutually agreed upon fee structure, plus any out-of-pocket expenses. In February 2020, the Compensation Committee approved, and the Company entered into, an amendment to the Letter Agreement that provided for compensation at a weekly rate of $40,000, effective beginning the week of February 24, 2020 through the termination of the engagement letter, to compensate Riveron for the services of Messrs. Noyes and Mr. Meier, plus expenses and administrative fees. In January 2022, the Compensation Committee approved, and the Company entered into, an amendment to the Letter Agreement that provides for compensation at a weekly rate of $46,000, effective beginning the week of January 2, 2022 through the termination of the engagement letter, which compensates Riveron for the services of Messrs. Noyes and Meier, plus expenses and administrative fees. The Company has also agreed to indemnify Riveron, Mr. Noyes, Mr. Meier and other Riveron personnel in connection with the engagement, subject to customary terms and conditions.

Either party may terminate the Letter Agreement upon 6 months’ prior written notice, which period may be terminated early upon the appointment of a replacement chief executive officer. In addition, the Letter Agreement will automatically terminate immediately following a “Change in Control” (as defined in the Company’s Amended and Restated Change in Control Plan). The Letter Agreement also provides that, if the Company consummates a transaction constituting a “Change in Control” (a “Sale Transaction”), then the Company shall pay Riveron a success fee, payable at the closing of the Sale Transaction, based upon the per share consideration received by holders of the Company’s common stock in the Sale Transaction. With respect to the Proposed Merger described above, this success fee would be approximately $258,120.

Termination upon Change in Control. Immediately after the consummation of a Change in Control (as defined in the Company’s Amended and Restated Change in Control Plan), this Agreement shall be automatically terminated without further action by the parties hereto. Upon and concurrently with the closing of the Sale Transaction, the Company shall pay Riveron for all Services rendered and expenses incurred through the date of the consummation of the Change in Control transaction.

As previously disclosed, neither Mr. Noyes nor Mr. Meier will receive any compensation from the Company for their services, rather, the Company compensates Riveron in accordance with the Letter Agreement.

Advisory Services. Prior to entering into the Letter Agreement, in November 2019 in connection with the Company’s amendment to its credit facilities, the Company engaged Riveron (formerly Winter Harbor) to provide financial advisory services (the “Advisor Agreement”) and paid a retainer of $25,000. Compensation under the Advisor Agreement is determined based on agreed-upon hourly rates for actual hours worked, plus any out-of-pocket expenses and a 1% administrative fee on the total amount of each invoice to cover administrative costs. As of January 1, 2022, the Company had paid or accrued approximately $70,000 related to services provided under the Advisor Agreement, including expenses and administrative fees. Fees for services under the Advisor Agreement engagement are separate from, and in addition to, fees paid under the Letter Agreement. Fees paid to Riveron under the Letter Agreement are included in the Summary Compensation Table set forth in the Executive Compensation section below.

Other Named Executive Officers in 2021

Edmund J. Schwartz. Mr. Schwartz, who served as our Chief Financial Officer from June 2020 until March 2021, was compensated pursuant to the terms of a consulting agreement with the Company pursuant to which he received compensation of $5,000 for the month of May 2020, and thereafter received $20,000 per month, plus living and commuting expenses that were reimbursed by the Company. In addition, Mr. Schwartz was eligible to receive a payment equal to 40% of his annual compensation for the third and fourth quarters based on the Company’s performance in the third and fourth quarters of fiscal year 2020, as if he was a participant under the Company’s 2020.

SUMMARY COMPENSATION TABLE

The following table sets forth, for fiscal years 2020 and 2021, information regarding compensation of our named executive officers:

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)		Total ($)
Stuart Noyes	2021	--	--	2,201,721	(1)	2,201,721
Chief Executive Officer	2020	--	--	2,161,118		2,161,118

Bruce Meier	2021	--	--	--	(1)	--
Interim Chief Financial Officer

Edmund Schwartz	2021	60,000	--	4,447	(2)	64,447
Former Chief Financial Officer	2020	145,000	27,000	20,397		192,397

(1)	Represents fees paid to Riveron RTS, LLC pursuant to the Letter Agreement described above under “Riveron Engagement” during fiscal year 2021 for the services of Mr. Noyes and Mr. Meier, who became our current Interim CFO in March 2021. Consists of (i) $2,080,000 of monthly fees and (ii) $121,721 of expenses and administrative fees. The amounts in this table do not include fees paid to Riveron for services under the Advisor Agreement as described above under “Riveron Engagement” and below under “Certain Relationships and Related Transactions.”

(2)	Represents commuting expenses.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

There were no outstanding equity awards held by the named executive officers at the end of fiscal 2021.

Change in Control Plan

In February 2018, the Board approved a Change in Control Plan, which was subsequently amended and restated in February 2022 to extend the plan to February 9, 2024. Under the “double trigger” provisions of the Change in Control Plan, a participant will be entitled to certain payments if (1) there is a change in control and (2) within the 12-month period following the change in control, the participant’s employment is terminated without cause by the Company or for good reason by the participant. If these events occur, a participant will be entitled to receive payments based on their tier under the Plan for a period of time following the termination.

Neither our current Chief Executive Officer, Mr. Noyes, nor our current Interim Chief Financial Officer, Mr. Meier, participate in the Change in Control Plan. Mr. Schwartz, our former Chief Financial Officer, did not participate in the Change in Control Plan.

Participants in the plan receive benefits depending on their Tier as follows: (i) a cash payment equal to his annual base salary times the applicable tier multiplier (2.0x for CEO; 1.0x for CFO), payable over a period of time following termination (24 months for CEO; 12 months for CFO); (ii) a cash payment equal to the pro-rated portion of the participant’s annual cash bonus actually achieved for the fiscal year in which the termination occurs, payable when such payment would otherwise be paid after the end of the relevant performance period; and (iii) a cash payment equal to one times the monthly premiums for the participant’s group medical, dental and vision coverage for a period of time (24 months for CEO; 12 months for CFO), payable monthly provided that such payments will end if the participant becomes eligible to participate in similar plans with a subsequent employer.

In addition, any unvested equity awards held by participants that were granted prior to the change in control will accelerate and vest in full as of the participant’s termination date, and any unvested performance-based equity awards will be deemed vested and earned assuming achievement at the target performance level. As a condition to receiving payments under the Plan, participants must execute a severance agreement and release, which includes non-competition and similar covenants that remain in effect for a period of time, depending on the Tier of participation.

Retirement Plans

We have a Section 401(k) plan and provide an employer matching contribution, which is the same that we provide all of our employees. We do not offer our employees any nonqualified pension plans, supplemental executive retirement plans, deferred compensation plans or other forms of compensation for retirement.

Director Compensation

For fiscal 2021, the following director compensation program was in place for our non-employee directors:

•	an annual retainer fee of $90,000 for the Chairperson and $45,000 for other non-employee directors;

•	for any meetings beyond four regularly scheduled board meetings per year, a fee of $1,000 for each board meeting attended in person;

•	the chairpersons of the Audit, Compensation and Nominating/Governance received an additional annual fee of $15,000, $10,000, and $8,000, respectively;

•	each director serving as a member of the Audit, Compensation and Nominating/Governance Committees (other than the chairperson of each such committee) received an annual fee of $5,000; and

•	on the date of our annual meeting of stockholders, each director other than our Chairperson received an annual equity award equal in value to approximately $45,000, in the form of 3,930 fully vested shares of our common stock, and the Chairperson received an annual equity award equal in value to approximately $60,000, in the form of 5,240 fully vested shares of our common stock.

We also generally reimburse non-employee directors for travel expenses incurred in connection with their duties as directors. In addition, our Board of Directors may from time to time also provide for cash compensation, as recommended by the Compensation Committee, payable to members of special or ad hoc committees of the Board of Directors. In 2021, the Board of Directors formed a transaction committee and approved compensation of cash fees equal to $5,000 per month to the chairperson of the committee and $3,000 per month to each other member of the committee for their service on the committee.

Other than as disclosed in this proxy statement, we do not pay any directors who are also executive officers any additional compensation for service as directors.

Director Compensation in 2021

The following table shows non-employee director compensation in 2021. Stuart Noyes served as our Chief Executive Officer during 2021 and did not receive any compensation for his service as a director. For information on compensation paid to Riveron for Mr. Noyes’ services as Chief Executive Officer, please see “Executive Compensation - Summary Compensation Table” above.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	All Other Compensation ($)	Total ($)
Evelyn D’An	57,500	44,999	--	102,499
Robin Marino	101,000	59,998	--	160,998
Alan Mustacchi	68,500	44,999	--	113,499
Andrew Train	47,500	44,999	--	92,499
Stephen J. Zelkowicz	65,500	44,999	--	110,499

(1)	Represents fees earned or paid in cash in 2021, including annual retainer fees and committee fees.

(2)	The amounts reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 7 to our audited consolidated financial statements for the fiscal year ended January 1, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table summarizes information, as of January 1, 2022, regarding our equity compensation plans (on a post-split adjusted basis).

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans [excluding securities reflected in column (a)] (c)
Equity compensation plans approved by stockholders	76,707	(1)	$11.20	202,576
Total	76,707		$11.20	202,576

(1)	Includes 6,072 shares issuable upon vesting of outstanding restricted stock awards granted to employees which have not yet vested. Such shares are not included in the calculation of the weighted average exercise price reflected in column (b).

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our common stock as of March 31, 2022 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our directors and named executive officers; and

•	all of our current executive officers and directors as a group.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percent of Common Stock (3)
5% Stockholders
Wynnefield Capital Management LLC and related parties (4)	784,183	36.2%
Jason Macari (5)	364,117	16.8%
Directors and Named Executive Officers
Evelyn D’An	9,712	*
Robin Marino	33,456	1.6%
Bruce Meier	--	--
Alan Mustacchi	16,394	*
Stuart Noyes	--	--
Edmund J. Schwartz (6)	--	--
Andrew Train	7,408	*
Stephen J. Zelkowicz	14,289	*
All current directors and executive officers as a group (7 persons)	81,259	3.8%

* Less than 1%

(1)	Unless otherwise noted, the business address of each named person is 1275 Park East Drive, Woonsocket, Rhode Island 02895.

(2)	Unless otherwise noted, each person named in the table has sole voting and investment power with regard to all shares beneficially owned, subject to applicable community property laws.

(3)	The percentages shown are calculated based on 2,164,708 shares of common stock issued and outstanding on March 31, 2022. In calculating the percentage of ownership, all shares of common stock that the identified person or group had the right to acquire within 60 days of March 31, 2022 are deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by that person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by any other person or group.

(4)	The information is as reported on Amendment No. 12 to Schedule 13D filed with the SEC on March 22, 2022. The address for Wynnefield Capital Management, LLC and related entities is 450 Seventh Avenue, Suite 509, New York, NY 10123. Of the shares indicated, 236,595 shares are beneficially owned by Wynnefield Partners Small Cap Value, L.P. (“Partners”), 358,792 shares are beneficially owned by Wynnefield Partners Small Cap Value, L.P. I (“Partners I”), 164,523 shares are beneficially owned by Wynnefield Small Cap Value Offshore Fund, Ltd. (“Fund”), and 24,273 shares are beneficially owned by Wynnefield Capital, Inc. Profit Sharing & Money Purchase Plan (“Plan”)

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

(5)	The information is as reported on Amendment No. 2 to Schedule 13D filed with the SEC on September 12, 2016 and a Form 4/A filed on March 29, 2021. The address of Mr. Macari is 3100 Diamond Hill Road, Cumberland, Rhode Island 02864. Includes 473 shares held by Mr. Macari’s daughter, of which Mr. Macari disclaims beneficial ownership.

(6)	Mr. Schwartz served as the Company’s CFO from June 2020 until March 2021.

Changes in Control. There are no arrangements, known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company, other than the proposed acquisition of the Company by Kids2, Inc. as described above under “Executive Compensation – Overview - Proposed Merger with Kids2, Inc.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

Independence of Directors

In determining the independence of directors, our Board analyzes each director’s relationship with our Company and our subsidiaries to determine whether our directors are independent under the applicable rules of the Nasdaq Stock Market and the SEC. Our Board has determined that each of our current directors is “independent” within the meaning of the independence rules of the Nasdaq Stock Market and the SEC, other than Mr. Noyes.

Certain Relationships and Related Transactions

Woonsocket Lease. In March 2009, our wholly owned subsidiary, Summer Infant (USA), Inc. (“Summer USA”), entered into a definitive agreement with Faith Realty II, LLC, a company whose members include Jason P. Macari, a current stockholder of the Company and our former Chief Executive Officer and a former director. Under this agreement, Faith Realty purchased our corporate headquarters located at 1275 Park East Drive, Woonsocket, Rhode Island for $4,052,500 and subsequently leased the headquarters back to Summer USA. The lease was last amended in May 2020 and, among other things, extended the term of the lease until June 30, 2025, reduced annual base rent payments commencing on July 1, 2020 to $303,180 (with incremental annual increases thereafter pursuant to the amended lease), and provided Summer USA with two options to extend the term of the lease, each for an additional five-year term. In fiscal 2020, payments under this lease totaled $431,680. In fiscal 2021, payments under this lease totaled $306,212.

Riveron Engagement. As described above under “Executive Compensation - Riveron Engagement,” Mr. Noyes, our current CEO and a director, is Senior Managing Director, and Mr. Meier, our current Interim CFO, is a Managing Director, of Riveron. We pay Riveron for the services of Messrs. Noyes and Meier under the Letter Agreement, and pay Riveron for advisory services under the Advisor Agreement, each as described above under “Executive Compensation - Riveron Engagement.” In fiscal 2020, we paid Riveron $2,161,118 under the Letter Agreement and $71,825 under the Advisor Agreement. In fiscal 2021, we paid Riveron $2,201,721 under the Letter Agreement and $68,680 under the Advisor Agreement.

Wynnefield Term Loan. On January 28, 2022, the Company and Summer USA, as borrowers, entered into a Loan and Security Agreement among the Company and Summer USA, as borrowers, the guarantors from time to time party thereto, certain financial institutions as lenders (“Lenders”), and Wynnefield Capital, Inc., as agent for the lenders (the “Wynnefield Loan Agreement”). The Lenders, Wynnefield Partners Small Cap Value, L.P. and Wynnefield Partners Small Cap Value, L.P. I, are existing stockholders of the Company and, together with affiliates, beneficially own approximately 36% of the Company’s outstanding common stock, and an employee of Wynnefield Capital, Inc., Stephen Zelkowicz, serves on the Board. Because the New Loan Agreement is a related party transaction, it was reviewed and approved by the Audit Committee of the Board.

The Wynnefield Loan Agreement provides for a second lien, subordinated term loan in an amount up to $5 million, with requests for the funding of tranches limited to every 30 days subject to certain conditions. Borrowings under the agreement bear interest at a rate of 5.0% per annum until January 27, 2024, and thereafter at a rate of 9.0% per annum, payable in arrears on a quarterly basis. The Company requested and received an initial funding of $2,000,000 at closing of the Wynnefield Loan Agreement. As of April 2, 2022, the amount of principal outstanding under the Wynnefield Loan Agreement was $1, 950,000, and the Company had repaid $50,000 of principal and $17,916.67 in interest on the loan.

Item 14. Principal Accountant Fees and Services

Our Audit and Finance Committee appointed RSM US, LLP (“RSM”), an independent registered public accounting firm, to audit the consolidated financial statements of our company for the fiscal year ending January 1, 2022.

Fees

The following table shows the aggregate fees paid or accrued for audit and other services provided for fiscal years 2021 and 2020:

	2021	2020
Audit Fees	$318,887	$301,033
Audit-Related Fees	25,000	--
Tax Fees	--	--
All Other Fees	--	--
Total Fees	$343,887	$301,033

Audit Fees in 2021 and 2020 were for professional services rendered for the audit of our annual consolidated financial statements and related procedures and review of consolidated financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by RSM in connection with statutory and regulatory filings or engagements. Audit-Related Fees in 2021 were for consents provided in connection with the filing of a Registration Statement on Form S-8 and in connection with third party workpaper review.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(3).	Exhibits.

	Exhibit No.	Description
	31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
	31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 8th day of April, 2022.

SUMMER INFANT, INC.

By:	/s/ Bruce Meier
Bruce Meier Interim Chief Financial Officer (Principal Financial and Accounting Officer)