Form 10-Q
period 2022-04-02
Summer Infant, Inc.
filed 2022-05-16
CIK 1314772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 2, 2022

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

As of May 13, 2022, there were 2,167,168 shares outstanding of the registrant’s Common Stock, $0.0001 par value per share. (number of shares include vested but unissued shares pursuant to stock awards).

Summer Infant, Inc.

Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.      Condensed Consolidated Financial Statements (unaudited)

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

Note that all amounts presented in the table below are in thousands of U.S. dollars, except share and par value amounts.

	(Unaudited)
	April 2,	January 1,
	2022	2022
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$598	$535
Trade receivables, net of allowance for doubtful accounts	28,804	30,934
Inventory, net	21,973	28,621
Prepaid and other current assets	2,013	1,143
TOTAL CURRENT ASSETS	53,388	61,233
Property and equipment, net	3,709	4,128
Other intangible assets, net	11,284	11,382
Right of use assets, noncurrent	13,601	14,383
Other assets	105	104
TOTAL ASSETS	$82,087	$91,230

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$22,547	$27,985
Accrued expenses	8,555	5,698
Lease liabilities, current	3,171	3,133
Current portion of long term debt	2,125	2,125
Current portion of long term debt - Related parties	188	—
TOTAL CURRENT LIABILITIES	36,586	38,941
Long-term debt, less current portion and unamortized debt issuance costs	33,541	37,420
Long-term debt, less current portion - Related parties	1,762	—
Deferred tax liabilities	152	152
Lease liabilities, noncurrent	11,219	12,034
Other liabilities	108	108
TOTAL LIABILITIES	83,368	88,655

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.0001 par value, 1,000,000 authorized, none issued or outstanding at April 2, 2022 and January 1, 2022, respectively	—	—
Common Stock $0.0001 par value, authorized, issued and outstanding of 49,000,000, 2,194,975 and 2,164,791 at April 2, 2022 and 49,000,000, 2,194,892 and 2,164,708 at January 1, 2022, respectively	2	2
Treasury Stock at cost (30,184 shares at April 2, 2022 and January 1, 2022)	(1,283)	(1,283)
Additional paid-in capital	78,402	78,370
Accumulated deficit	(77,003)	(73,088)
Accumulated other comprehensive loss	(1,399)	(1,426)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(1,281)	2,575
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$82,087	$91,230

See notes to condensed consolidated financial statements

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

Note that all amounts presented in the table below are in thousands of U.S. dollars, except share and per share amounts.

	(Unaudited)
	For the Three Months Ended
	April 2,	April 3,
	2022	2021
Net sales	$34,383	$36,201
Cost of goods sold	27,114	25,544
Gross profit	7,269	10,657
General and administrative expenses	7,949	7,027
Selling expense	2,262	2,407
Depreciation and amortization	561	560
Operating (loss) income	(3,503)	663
Interest expense, net	412	336
(Loss) income before income taxes	(3,915)	327
Provision for income taxes	—	67
NET (LOSS) INCOME	$(3,915)	$260
Net (loss) income per share:
BASIC	$(1.81)	$0.12
DILUTED	$(1.81)	$0.12
Weighted average shares outstanding:
BASIC	2,164,746	2,133,061
DILUTED	2,164,746	2,161,789

See notes to condensed consolidated financial statements.

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss and Income

Note that all amounts presented in the table below are in thousands of U.S. dollars.

	(Unaudited)
	For The Three Months Ended
	April 2,	April 3,
	2022	2021
Net (loss) income	$(3,915)	$260
Other comprehensive loss:
Changes in foreign currency translation adjustments	27	(39)

Comprehensive (loss) income	$(3,888)	$221

See notes to condensed consolidated financial statements.

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Note that all amounts presented in the table below are in thousands of U.S. dollars.

	(Unaudited)
	For the three months ended
	April 2,	April 3,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(3,915)	$260
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	561	560
Stock-based compensation expense, net of forfeitures	32	(7)
Amortization of deferred financing costs	84	58
Amortization of right of use assets	791	649
Changes in assets and liabilities:
Decrease (increase) in trade receivables	2,143	(2,657)
Decrease in inventory	6,662	8,516
Decrease of lease liability	(785)	(639)
(Increase) decrease in prepaids and other assets	(903)	386
Decrease in accounts payable and accrued expenses	(2,591)	(5,805)
Net cash provided by operating activities	2,079	1,321
Cash flows from investing activities:
Acquisitions of property and equipment	(32)	(191)
Acquisitions of intangible assets	(12)	—
Net cash used in investing activities	(44)	(191)
Cash flows from financing activities:
Issuance of common stock upon exercise of options	—	9
Payment of financing fees and expenses	(272)	—
Proceeds from New Term Loan Facility	2,000	—
Repayments of BofA Term Loan	(375)	(375)
Repayments of BofA FILO Loan	(156)	(156)
Repayments of New Term Loan	(50)	—
Net repayment on BofA Asset Based Revolving Credit Facility	(3,160)	(662)
Net cash used in financing activities	(2,013)	(1,184)
Effect of exchange rate changes on cash and cash equivalents	41	(9)
Net increase (decrease) in cash and cash equivalents	63	(63)
Cash and cash equivalents, beginning of period	535	510
Cash and cash equivalents, end of period	$598	$447
Supplemental disclosure of cash flow information:
Cash paid for interest	$327	$302
Cash paid for income taxes	$—	$1
Right of use asset acquired through operating lease	$—	$13,583
Lease liability acquired through operating lease	$—	$(13,583)

See notes to condensed consolidated financial statements.

Summer Infant, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

Note that all amounts presented in the table below are in thousands of U.S. dollars, except share and per share data.

			Additional			Accumulated
	Common Stock		Paid in	Treasury	Accumulated	Comprehensive	Total
	Shares	Amount	Capital	Stock	Deficit	Loss	Equity (Deficit)
Balance at January 2, 2021	2,132,275	$2	$77,979	$(1,283)	$(70,190)	$(1,388)	$5,120
Issuance of common stock upon vesting of restricted shares	349	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	985	—	9	—	—	—	9
Stock-based compensation, net of forfeitures	—	—	(7)	—	—	—	(7)
Net income for the period	—	—	—	—	260	—	260
Foreign currency translation adjustment	—	—	—	—	—	(39)	(39)
Balance at March 28, 2020	2,133,609	$2	$77,981	$(1,283)	$(69,930)	$(1,427)	$5,343
Balance at January 1, 2022	2,164,708	$2	$78,370	$(1,283)	$(73,088)	$(1,426)	$2,575
Issuance of common stock upon vesting of restricted shares	83	—	—	—	—	—	—
Stock-based compensation, net of forfeitures	—	—	32	—	—	—	32
Net loss for the period	—	—	—	—	(3,915)	—	(3,915)
Foreign currency translation adjustment	—	—	—	—	—	27	27
Balance at April 2, 2022	2,164,791	$2	$78,402	$(1,283)	$(77,003)	$(1,399)	$(1,281)

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

2022 Plan and Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes that the Company will continue to operate as a going concern and contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. For the quarter ended April 2, 2022, the Company incurred a net loss of $3,915. Cash provided by operating activities was $2,079, primarily a result of a decline in inventory and accounts receivable. As of April 2, 2022, the Company had $598 of cash, $38,831 of outstanding indebtedness and borrowing availability of $8,859 under its asset-based lending agreement.

Due to continuing losses, the Company’s financial position and the challenging supply chain environment, there is no assurance that Company will be able to maintain compliance with the financial covenants under its loan agreements, which would impair its ability to meet its financial obligations as they become due without future amendments to its loan agreements. In addition, the COVID-19 pandemic has significantly increased economic and demand uncertainty across the globe and while sales of many of the Company’s core categories have remained strong, including year over year growth in strollers, specialty blankets, bath, entertainers and boosters, if these challenges continue, the Company may not be able to meet demands of its customers which could result in lost, reduced or cancelled orders from its customers and could materially and adversely affect its business, financial condition, and results of operations.

Based on its known cash needs as of May 16, 2022, and the anticipated availability under its loan agreements, the Company has developed plans to extend its liquidity to support its working capital requirements and its ability to meet its financial obligations. The Company’s plans with regard to these matters include the following: (1) continuing to explore price increases where possible, (2) enhancing certain supply chain processes to obtain lower cost containers for its products and reduce demurrage and detention charges through additional new procedures, (3) shifting containers from COVID-19 impacted ports to alternative functioning ports to mitigate potential lost sales, (4) reducing warehouse costs through new processes as it relates to pallets, (5) reducing product costs through re-engineering of certain products, (6) reducing discretionary marketing to the extent that it does not impact revenue performance, and (7) considering additional financing and/or strategic alternatives.

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

Basis of Presentation and Principles of Consolidation

The accompanying interim condensed consolidated financial statements of the Company are unaudited, but in the opinion of management, reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results for the interim periods. Accordingly, they do not include all information and notes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. The results of operations for interim periods are not necessarily indicative of results to be expected for the entire fiscal year or any other period. The balance sheet at January 1, 2022 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes for the year ended January 1, 2022 included in its Annual Report on Form 10-K filed with the SEC on March 17, 2022.

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

Changes in the allowance for doubtful accounts are as follows:

	For the
	three months ended
	April 2, 2022	April 3, 2021
Allowance for doubtful accounts, beginning of period	$14	$197
Charges to costs and expenses, net	4	6
Account write-offs	—	—
Allowance for doubtful accounts, end of period	$18	$203

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

The Company utilized the full year forecast method of accounting for income taxes in the U.S. for the three months ended April 2, 2022 and April 3, 2021.

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

On March 27, 2020, the U.S. CARES Act was enacted, which provided a substantial tax-and-spending package intended to provide additional economic stimulus to address the impact of the COVID-19 pandemic. The U.S. CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property, and the creation of certain refundable employee retention credits. No discrete items are being recognized for the three months ended April 2, 2022 and April 3, 2021. The tax rate for the three months ended April 2, 2022 includes an expected increase in valuation allowance of $599 for the increase in U.S. and foreign net operating losses and nondeductible interest expense. As of year ended January 1, 2022 and quarter ended April 2, 2022, the Company has uncertain tax positions of $7,543.

Net Loss/Income Per Share

Basic loss or income per share for the Company is computed by dividing net loss or income by the weighted-average number of shares of common stock outstanding during the period. Diluted loss or income per share includes the dilutive impact of outstanding stock options and unvested restricted shares.

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

The following is a table that presents net sales by geographical area:

	For the
	three months ended
	April 2, 2022	April 3, 2021
United States	$32,371	$33,096
All Other	2,012	3,105
Net Sales	$34,383	$36,201

All Other consists of Canada, Europe, South America, Mexico, Asia, and the Middle East.

Contract Balances

The Company does not have any contract assets such as work-in-process or contract liabilities such as customer advances. All trade receivables on the Company’s condensed consolidated balance sheets are from contracts with customers.

Contract Costs

Costs incurred to obtain a contract are capitalized unless short term in nature. As a practical expedient, costs to obtain a contract that are short term in nature are expensed as incurred. All contract costs incurred in the three months ended April 2, 2022 and three months ended April 3, 2021 fall under the provisions of the practical expedient and have therefore been expensed.

3.          DEBT

Loan Agreement with Bank of America.

The Company and its wholly owned subsidiary, Summer Infant (USA), Inc., are parties to a Third Amended and Restated Loan and Security Agreement with Bank of America, N.A., as agent, originally entered into on October 15, 2020 and amended on January 28, 2022 and March 16, 2022 (the “BofA Loan Agreement”) that provides for (i) a $40,000 asset-based revolving credit facility, with a $5,000 unused letter of credit sub-line facility, (ii) a $7,500 term loan and (iii) a $2,500 FILO (first-in, last-out) loan.

Pursuant to the BofA Loan Agreement, total borrowing capacity under the revolving credit facility is based on a borrowing base, which is generally defined as 85% of eligible receivables plus the lesser of (i) 70% of the value of eligible inventory (subject to certain limitations) or (ii) 85% of the net orderly liquidation value of eligible inventory, less applicable reserves. The scheduled maturity date of the loans under the revolving credit facility is October 15, 2025 (subject to customary early termination provisions). Loans under the revolving credit facility provided prior to January 28, 2022 bore interest, at the Company’s option, at a base rate or at LIBOR, plus applicable margins based on average quarterly availability, and loans provided beginning January 28, 2022 bear interest, at the Company’s option, at a base rate or at the Bloomberg Short-Term Bank Yield Index (“BSBY”) rate administered by Bloomberg. Interest payments are due monthly, payable in arrears. The Company is also required to pay an annual non-use fee on unused amounts under the revolving credit facility, as well as other customary fees as are set forth in the BofA Loan Agreement. As of April 2, 2022, the interest rates on BSBY based revolver loans and on base rate revolver loans were approximately 3.00% and 5.25%, respectively. At April 2, 2022, the amount outstanding on the revolving credit facility was $30,068, the total borrowing base was $38,927 and borrowing availability was $8,859. The total amount outstanding on the revolving credit facility agreement at January 1, 2022 was $33,228. Total borrowing base at January 1, 2022 was $36,177 and borrowing availability was $2,949.

The principal of the term loan is to be repaid, on a quarterly basis, in installments of $375, until paid in full on termination and subject to mandatory repayment in certain circumstances. The scheduled maturity date of the term loan is October 15, 2025 or earlier, if the revolving credit facility is terminated.Prior to January 28, 2022, the term loan bore interest, at the Company’s option, at a base rate or at LIBOR, plus applicable margins, and beginning January 28, 2022 bears interest, at the Company’s option, at a base rate or at the BSBY rate. Interest payments are due monthly, in arrears. As of April 2, 2022, the interest rates on BSBY based term loans and on base rate term loans were approximately 4.53% and 6.50%, respectively. The amount outstanding on the term loan was $5,250 at April 2, 2022. The amount outstanding on the term loan was $5,625 at January 1, 2022.

The total borrowing capacity under the FILO loan is the lesser of (i) the then applicable aggregate FILO commitment amount and (ii) a borrowing base, generally defined as a specific percentage of the value of eligible accounts, plus a specified percentage of the value of eligible inventory. The aggregate FILO commitment amount as of April 2, 2022 was $1,563 with no further availability, and such amount will be proportionately reduced each quarter until the FILO loan is terminated at maturity on October 15, 2024. There can be no voluntary repayment on the FILO loan as long as there are loans outstanding under the revolving credit facility, unless (i) there is an overadvance under the FILO loan, or (ii) such prepayment is accompanied by a permanent dollar for dollar reduction in the aggregate FILO commitment amount such that, after giving effect to such prepayment and reduction, the outstanding principal amount of the FILO loan is equal to but does not exceed the lesser of (A) the aggregate FILO commitment amount and (B) the FILO borrowing base. Prior to January 28, 2022, the FILO loan bore interest, at the Company’s option, at a base rate or at LIBOR, plus applicable margins, and beginning January 28, 2022 bear interest, at the Company’s option, at a base rate or at the BSBY rate. Interest payments are due monthly, in arrears. As of April 2, 2022, the interest rates on the BSBY based FILO loans and on base rate FILO loans were approximately 4.28% and 6.25%, respectively. The aggregate FILO commitment amount of as of January 1, 2022 was $1,719.

All obligations under the BofA Loan Agreement are secured by substantially all the assets of the Company, and the Company’s subsidiaries, Summer Infant Canada Limited and Summer Infant Europe Limited, are guarantors under the BofA Loan Agreement. The BofA Loan Agreement contains customary affirmative and negative covenants. Among other restrictions, the Company is restricted in its ability to incur additional debt, make acquisitions or investments, dispose of assets, or make distributions unless in each case certain conditions are satisfied. As long as any obligations remain outstanding under the BofA Loan Agreement, the Company must maintain minimum availability of $3,500 and must meet a specified minimum EBITDA requirement on a rolling monthly basis beginning on April 2, 2022. Beginning on the last day of each fiscal month commencing January 28, 2023, the Company must maintain a fixed charge coverage ratio at the end of each fiscal month of at least 1.00 to 1.00 for the twelve-month period then ended. In connection with the March 2022 amendment to the BofA Loan Agreement, the lender also waived the requirement that the Company’s audit and certification with respect to its fiscal year 2021 financial statements be without qualification.

The BofA Loan Agreement also contains customary events of default, including if the Company fails to comply with any required financial covenants and the occurrence of a change of control without the consent of the lender. In the event of a default, all of the obligations under the BofA Loan Agreement may be declared immediately due and payable. For certain events of default relating to insolvency and receivership, all outstanding obligations become due and payable.

Second-Lien, Subordinated Term Loan

On January 28, 2022, we and our subsidiary, Summer Infant (USA), Inc., as borrowers, entered into a Loan and Security Agreement with certain financial institutions as lenders, and Wynnefield Capital, Inc., as agent for the lenders, which was amended on March 16, 2022 (as amended, the “New Term Loan Agreement”). The lenders, Wynnefield Partners Small Cap Value, L.P. and Wynnefield Partners Small Cap Value, L.P. I, are existing stockholders of the Company and, together with affiliates, beneficially own approximately 36% of the Company’s outstanding common stock, and an employee of Wynnefield Capital, Inc., Stephen Zelkowicz, serves on the Company’s Board of Directors (the “Board”). Because the New Term Loan Agreement is a related party transaction, it was reviewed and approved by the Audit Committee of the Board. Subsequent to quarter end, on April 18, 2022, the New Term Loan Agreement was subsequently amended as set forth in Note 8.

The New Term Loan Agreement, as amended, provides for a second lien, subordinated term loan in an amount up to $5,000, with requests for the funding of tranches limited to every 5 days (previously 30 days) (the “New Term Loan”). At the time of a funding request, availability (as defined in the BofA Loan Agreement) must be either (i) equal or less than $6,000 in the 30 days immediately preceding the request date or (ii) on the date of request and on the date of borrowing, equal or less than $5,500 (previously $3,000). An initial funding tranche was made in the amount of $2,000. Subsequent tranches may not exceed $1,000. As of April 2, 2022, the amount outstanding on the New Term Loan Agreement was $1,950. A $50 payment was paid on the new subordinated term loan prematurely to the first due date and was subsequently returned to the Company in April 2022.

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

Aggregate maturities of bank debt related to the BofA Loan Agreement and New Term Loan Agreement are as follows:

Fiscal Year ending:
2022	1,113
2023	2,325
2024	2,325
2025	31,768
2026 and beyond	1,300
Total	$38,831

Unamortized debt issuance costs were $1,215 at April 2, 2022 and $1,027 at January 1, 2022, and are presented as a direct deduction of long-term debt on the consolidated balance sheets.

4.          INTANGIBLE ASSETS

Intangible assets consisted of the following:

	April 2,	January 1,
	2022	2022
Brand names	$10,900	$10,900
Patents and licenses	4,220	4,208
Customer relationships	6,946	6,946
Other intangibles	1,886	1,886
	23,952	23,940
Less: Accumulated amortization	(12,668)	(12,558)
Intangible assets, net	$11,284	$11,382

The amortization period for the majority of the intangible assets ranges from 5 to 18 years for those assets that have an estimated life; certain of the assets have indefinite lives (brand names). Total of intangibles not subject to amortization amounted to $8,400 as of April 2, 2022 and January 1, 2022.

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

The Company identified and assessed the following significant assumptions in recognizing the right-of-use asset and corresponding liabilities:

●	Expected lease term – The expected lease term includes both contractual lease periods and, when applicable, cancelable option periods when it is reasonably certain that the Company would exercise such options. As of April 2, 2022, these leases had remaining lease terms between 1.25 and 4.58 years. The Woonsocket lease has two 5-year extension options, and the Canada lease has one 5-year extension option that have not been included in the lease term.

●	Incremental borrowing rate – The Company’s lease agreements do not provide an implicit rate. As the Company does not have any external borrowings for comparable terms of its leases, the Company estimated the incremental borrowing rate based on secured borrowings available to the Company for the next 5 years. This is the rate the Company would have to pay if borrowing on a collateralized basis over a similar term in an amount equal to the lease payments in a similar economic environment.

●	Lease and non-lease components – In certain cases the Company is required to pay for certain additional charges for operating costs, including insurance, maintenance, taxes, and other costs incurred, which are billed based on both usage and as a percentage of the Company’s share of total square footage. The Company determined that these costs are non-lease components and they are not included in the calculation of the lease liabilities because they are variable. Payments for these variable, non-lease components are considered variable lease costs and are recognized in the period in which the costs are incurred.

The components of the Company’s lease expense for the three months ended April 2, 2022 and April 3, 2021 were as follows:

	For the
	three months ended
	April 2, 2022		April 3, 2021
Operating lease cost	$913		$782
Variable lease cost	140		56
Less: sublease income	(449)		(250)
Total lease cost	$604		$588

Weighted-average remaining lease term	4.37	years
Weighted Average discount rate:	3.3%

Cash paid for amounts included in the measurement of the Company’s lease liabilities were $904 and $765 for the three months ended April 2, 2022 and April 3, 2021 respectively.

As of April 2, 2022, the present value of maturities of the Company’s operating lease liabilities were as follows:

Fiscal Year Ending:
2022	$2,690
2023	3,499
2024	3,347
2025	3,284
2026	2,672
Thereafter	—
Less imputed interest	(1,101)
Total	$14,391

The future fixed sublease receipts under non-cancelable operating sublease agreements as of April 2, 2022 are as follows:

Fiscal Year Ending:
2022	(899)
Total	$(899)

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

Under the 2012 Plan, awards may be granted to participants in the form of non-qualified stock options, incentive stock options, restricted stock, deferred stock, restricted stock units and other stock-based awards. Subject to the provisions of the plans, awards may be granted to employees, officers, directors, advisors and consultants who are deemed to have rendered or are able to render significant services to the Company or its subsidiaries and who are deemed to have contributed or to have the potential to contribute to the Company’s success. The Company accounts for options under the fair value recognition standard. The application of this standard resulted in share-based compensation expense, net of forfeitures for the three months ended April 2, 2022 of $32 and a credit of $7 for the three months ended April 3, 2021. Share based compensation expense is included in selling, general and administrative expenses.

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

As of April 2, 2022, there were 69,912 stock options outstanding and 5,989 unvested restricted shares outstanding.

During the three months ended April 2, 2022, the Company granted 3,000 stock options and did not grant any shares of restricted stock. The following table summarizes the weighted average assumptions used for stock options granted during the three months ended April 2, 2022.

For the Three
Months Ended
April 2, 2022
Expected life (in years)	4.6
Risk-free interest rate	1.8%
Volatility	110.4%
Dividend yield	0%
Forfeiture rate	52.1%

As of April 2, 2022, there were 203,076 shares available to grant under the 2012 Plan.

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

A reconciliation of basic and diluted net income (loss) attributable to common stockholders is as follows:

	For the Three	For the Three
	Months Ended	Months Ended
Calculation of Basic and Diluted EPS	April 2, 2022	April 3, 2021
Weighted-average common shares outstanding – basic	2,164,746	2,133,061
Dilutive effect of restricted shares	—	8,306
Dilutive effect of stock options	—	20,422
Weighted-average common shares outstanding – diluted	2,164,746	2,161,789
(Loss) earnings per share – basic	$(1.81)	$0.12
(Loss) earnings per share – diluted	$(1.81)	$0.12

The computation of diluted common shares for the three months ended April 2, 2022 excluded 69,912 stock options and 5,989 shares of restricted stock outstanding because to include them would have been anti-dilutive. The computation of diluted common shares for the three months ended April 3, 2021 excluded 69,845 stock options and 2,850 shares of restricted stock outstanding because to include them would have been anti-dilutive.

8.          SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing date of this Quarterly Report on Form 10-Q and determined that no subsequent events occurred that would require recognition in the consolidated financial statements or disclosure in the notes thereto except as described below:

On April 18, 2022, the Company entered into an amendment to the New Term Loan that modified the borrowing terms under the New Term Loan to (i) permit the Company to request a standby term loan if, on the date of notice of borrowing and the date of the borrowing, the borrowing base certificate delivered pursuant to the BofA Loan Agreement reflects availability (as defined in the BofA Loan Agreement) equal to or less than $5,500 and (ii) reduce the period of time between borrowing requests from 30 days to 5 days, provided that, at all times prior to May 15, 2022, the aggregate principal amount of standby term loans shall not exceed $4,000.

ITEM 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking information and statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All forward-looking statements included in this document are based on information available to us on the date hereof. It is important to note that our actual results could differ materially from those projected in such forward-looking statements contained in this Quarterly Report on Form 10-Q. These forward-looking statements may be identified by terms such as “expect,” “anticipate,” “believe, “outlook, “may,” “estimate,” “should,” “predict” and similar terms, and include statements concerning our expectations regarding our ability to meet our operating plan and obtain financing or other sources of capital in order to continue as a going concern, the impact of the COVID-19 pandemic on costs and on our financial condition and results of operations in 2022, our expected cash flow and liquidity and the expected closing of the proposed merger with Kids2, Inc . These statements are based on current expectations that involve numerous risks and uncertainties. These risks and uncertainties include our ability to continue as a going concern; the concentration of our business with certain retail customers who may change their purchasing policies or other customers that could suffer liquidity problems or bankruptcy; our ability to manage our supply chain and mitigate ongoing supply chain challenges; our ability to manage and maintain sufficient inventory to meet customer demand; our ability to maintain sufficient availability under and to comply with financial and other covenants in our loan agreements; our ability to complete the Proposed Merger with Kids2 in a timely manner or at all; the widespread nature of the COVID-19 pandemic; our ability to compete by introducing new products or enhancing existing products that satisfy consumer preferences; our ability to develop and introduce new products in a timely and cost-effective manner; our ability to compete effectively with larger and smaller companies that have more financial resources and greater e-commerce presence than us; our reliance on foreign suppliers and potential disruption in foreign markets in which we operate; our ability to achieve the expected long-term benefits and savings of our restructuring initiatives; increases in the cost of raw materials used to manufacture our products; our ability to protect our intellectual property; compliance with safety and testing regulations for our products; product liability claims arising from use of our products; potential exposure to greater than anticipated tax liabilities; a material impairment of other intangible assets; our ability to maintain the listing of our common stock on and to comply with the continued listing requirements of the Nasdaq Capital Market; any failure, inadequacy or interruption of our information technology systems resulting from cyberattacks or other failures that may disrupt our operations and lead to disclosure of confidential or proprietary data; and other risks as detailed in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended January 1, 2022. All these matters are difficult or impossible to predict accurately, many of which may be beyond our control. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate.

The following discussion is intended to assist in the assessment of significant changes and trends related to the results of operations and financial condition of our Company and our consolidated subsidiaries. This Management’s Discussion and Analysis should be read together with the unaudited interim condensed consolidated financial statements and related notes included elsewhere in this filing and with our consolidated financial statements for the year ended January 1, 2022 included in our Annual Report on Form 10-K (the “2021 Form 10-K”).

Note that all dollar amounts in this section are in thousands of U.S. dollars, except share and per share data.

Overview

We are an infant and juvenile products company doing business under the name SUMR Brands. We are a recognized authority in the juvenile product industry, providing parents and caregivers a full range of innovative, high-quality, and high-value products to care for babies and toddlers. We seek to improve the quality of life of parents, caregivers, and babies through our product offerings, while at the same time maximizing shareholder value over the long term. Leveraging our strength in product development, global sourcing and sales to national retailers, independent retailers, distributors and ecommerce (pureplay and omni-channel), we are launching a new brand into the pet space, Ozzy & Kazoo ™, in the second quarter of 2022.

We operate in one principal industry segment across geographically diverse marketplaces, selling our products globally to large, national retailers as well as independent retailers, on our partner’s websites, and our own direct to consumer website. In North America, our customers include Amazon.com, Wal-Mart, Target, Buy Buy Baby, Home Depot, and Lowe’s. Our largest European-based customer is Smyths Toys. We also sell through international distributors, representatives and to select international retail customers in geographic locations where we do not have a direct sales presence. Our company was originally founded in 1985 and has publicly traded on the Nasdaq Stock Market since 2007 under the symbol “SUMR”.

In the first quarter of 2022, sales declined 5.0% as compared to the prior year period, primarily due to continued supply chain disruption and logistical issues that resulted in missed shipment opportunities as customer demand continued to outpace supply. Gross margin declined to 21.1% from 29.4% primarily due to continued elevated shipping container costs and related transportation expenses. General and administrative expenses increased 13.1% as compared to the prior period primarily due to transaction related costs related to the Proposed Merger discussed below. Net loss per diluted share for the quarter was $(1.81) per share as compared to net income per diluted share of $0.12 per share for the comparable prior period.

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

COVID-19 Impact and Ongoing Supply Chain Challenges

The COVID-19 pandemic continued to impact our business in the first quarter of 2022, as we experienced challenges in our shipping and distribution channels throughout our global supply chain. In the first quarter of 2022, there were significant COVID-19 related closures in China that impacted the ability of some of our vendors to obtain necessary raw materials and supplies to produce our goods, and certain of our vendors have had factory shutdowns related to COVID-19. Additionally, certain ports in China experienced COVID-19 related closures that impacted our ability to get inventory onto the water and into our warehouses as well as a sales impact as certain direct import customers were not able to pick up inventory due to both port closures and port congestion. We were able to re-direct some shipments to open, functioning ports but that did not fully mitigate the delays experienced with shipping.

If and to the extent these supply chain challenges continue, we may not be able to meet demand and may result in lost, reduced or cancelled orders from our customers. We also expect costs associated with these matters to remain elevated in the second quarter of 2022, and beyond. To the extent we do not meet our financial projections or are unable to mitigate the impact of these challenges, our business, financial position, results of operations and cash flows would be adversely affected. In addition, as discussed below, there is substantial doubt about our ability to continue as a going concern through the next twelve months, should the Proposed Merger not be consummated.

We have been successful and are continuing to implement price increases with customers to mitigate some of the supply chain challenges and product cost increases we faced in fiscal 2021 and continue to face in 2022 from certain vendors, particularly increases in commodity costs, such as resin, steel and cotton. Because the implementation of additional price increases occurs over time, depending on the customer as our vendor agreements require varying lead times of advance notice of up to 90 days, while our cost increases from suppliers are often immediate, we do not expect to fully realize benefits from our price increases until later in the second quarter.

We will continue to assess the impact of the COVID-19 pandemic on our supply chain, consumer demand and overall business operations throughout 2022. We believe COVID-19 in the United States, China and in other countries has added greater uncertainty and unpredictable economic consequences in the coming months, and therefore we cannot currently predict how it will impact our business in the long term.

Summary of Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates during the three months ended April 2, 2022 from our critical accounting policies and estimates disclosed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Form 10-K.

Results of Operations

	For the Three Months Ended
	(Unaudited)
	April 2, 2022	April 3, 2021
Net sales	$34,383	$36,201
Cost of goods sold	27,114	25,544
Gross profit	7,269	10,657
General and administrative expense	7,949	7,027
Selling expense	2,262	2,407
Depreciation and amortization	561	560
Operating (loss) income	(3,503)	663
Interest expense, net	412	336
(Loss) income before income taxes	(3,915)	327
Provision for income taxes	—	67
Net (loss) income	$(3,915)	$260

Three Months ended April 2, 2022 compared with Three Months ended April 3, 2021

Net sales decreased 5.0% from $36,201 for the three months ended April 3, 2021 to $34,383 for the three months ended April 2, 2022. The decrease was primarily a result of our inability to ship retail orders in full due to COVID-19 related manufacturing and logistical issues, including securing shipping containers, as effects of the pandemic continued to disrupt the global supply chain.

Cost of goods sold includes cost of the finished product from suppliers, duties on certain imported items, freight-in from suppliers, and miscellaneous charges. The components of cost of goods sold remained substantially the same for the quarter ended April 2, 2022 as compared to the quarter ended April 3, 2021. In the second half of fiscal 2021 and into the first quarter of 2022, we experienced a significant increase in container and other supply chain costs as compared to the first half of fiscal 2021, which resulted in elevated cost of goods despite lower sales, impacting our gross profit.

Gross profit decreased 31.8% from $10,657 for the three months ended April 3, 2021 to $7,269 for the three months ended April 2, 2022. Gross margin as a percent of net sales declined from 29.4% for the three months ended April 3, 2021 to 21.1% for the three months ended April 2, 2022. Gross profit declined as a result of elevated container costs and other increased supply chain and product costs as well as lower sales, only partially offset with price increases to our customers.

General and administrative expenses increased 13.1% from $7,027 for the three months ended April 3, 2021 to $7,949 for the three months ended April 2, 2022. General and administrative expenses increased from 19.4% of net sales for the three months ended April 3, 2021 to 23.1% of net sales for the three months ended April 2, 2022. The increase in dollars and as a percentage of sales is due primarily to approximately $895 of transaction related costs related to the Proposed Merger as well as lower sales.

Selling expenses decreased 6.0% from $2,407 for the three months ended April 3, 2021 to $2,262 for the three months ended April 2, 2022 as a result of lower sales. Selling expenses as a percent of net sales remained flat at 6.6% for both the three months ended April 3, 2021 and the three months ended April 2, 2022.

Depreciation and amortization remained flat at $561 for the three months ended April 2, 2022 from $560 for the three months ended April 3, 2021.

Interest expense increased 22.6% from $336 for the three months ended April 3, 2021 to $412 for the three months ended April 2, 2022. Interest expense increased primarily as a result of higher debt levels as well as higher interest rates.

For the three months ended April 3, 2021, we recorded a $67 tax provision for income taxes on $327 of pretax income, reflecting an estimated 20.5% tax rate for the quarter. The tax rate for the three months ended April 3, 2021 includes an expected decrease in valuation allowance of $262 for the utilization of nondeductible interest expense from prior years. For the three months ended April 2, 2022, we recorded no tax benefit for income taxes on $3,915 of pretax loss, reflecting an estimated 0.0% tax rate for the quarter.

Liquidity and Capital Resources

We fund our operations and working capital needs through cash generated from operations and borrowings under our credit facilities.

In our typical operational cash flow cycle, inventory is purchased in U.S. dollars to meet expected demand plus a safety stock. The majority of our suppliers are based in Asia and such inventory currently takes approximately six to eight weeks to arrive at the various distribution points we maintain in the United States and Canada, an increase from three to four weeks in the first half of 2021. Payment terms for these vendors are approximately 30-75 days from the date the product ships from Asia and therefore we are generally paying for the product a short time after it is physically received in the United States, and in some cases before it is physically received into our warehouses. In turn, sales to customers generally have payment terms of 60 days, however, direct import sales with certain customers are paid beyond 60 day terms resulting in an accounts receivable and increasing the amount of cash required to fund working capital. To bridge the gap between paying our suppliers and receiving payment from our customers for goods sold, we rely on our credit facilities.

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

For the three months ended April 2, 2022, net cash provided by operating activities totaled $2,079 primarily due to a reduction in inventory and accounts receivable, partially offset by a reduction in accounts payable and accrued expenses. For the three months ended April 3, 2021, net cash provided by operating activities totaled $1,321 primarily due to a reduction in inventory, mostly offset with a reduction in accounts payable and an increase in accounts receivable.

For the three months ended April 2, 2022, net cash used in investing activities was approximately $44. For the three months ended April 3, 2021, net cash used in investing activities was $191.

Net cash used in financing activities was approximately $2,013 for the three months ended April 2, 2022 which was comprised of $375 and $156 required payments on the term and FILO loan facilities, respectively, as well as a $3,160 paydown of the revolving credit facility in order to maintain compliance with its minimum availability covenant. Additionally, the Company received $2,000 from its new term loan agreement with Wynnefield Capital, Inc. described below. A $50 payment was paid on the new subordinated term loan prematurely to the first due date and was subsequently returned to the Company in April 2022. Net cash used in financing activities was approximately $1,184 for the three months ended April 3, 2021 which is comprised of $375 and $156 required payments on the term and FILO facilities, respectively, as well as a paydown of the ABL facility as a consequence of generating cash flow from operations.

Primarily as a result of the above factors, net cash increased for the three months ended April 2, 2022 by $63, resulting in a cash balance of approximately $598 at April 2, 2022.

Capital Resources

In addition to operating cash flow, we also rely primarily on our asset-based revolving credit facility and FILO loan with Bank of America, N.A. to meet our financing requirements, which are subject to changes in our working capital levels. We regularly evaluate market conditions, our liquidity profile, and various financing alternatives for opportunities to enhance our capital structure, and in January 2022 we entered into a second lien, subordinated term loan in an amount up to $5,000 with Wynnefield Capital, Inc., as agent, as further described below for which we also rely upon for our financing requirements.

Going Concern

The condensed consolidated financial statements included elsewhere in this report have been prepared on a going concern basis, which assumes that the Company will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

As described below, our asset-based loan agreement with Bank of America and subordinated term loan agreement with Wynnefield Capital do not expire until October 15, 2025, and both agreements have adjusted EBITDA and liquidity covenants. While these covenants provide room for us to conduct our business in the ordinary course, we currently face a challenging supply chain environment that impacts our ability to execute on our operating plan and consequently, we amended our loan agreements on March 16, 2022 to reset our financial covenants to adjust for expected ongoing challenges to our operating plan in the near term. Additionally, on April 18, 2022, we amended our agreement with Wynnefield Capital modifying its borrowing terms as described below.

However, due to continuing losses, our financial position and the challenging supply chain environment, there is no assurance that we will be able to maintain compliance with our financial covenants under our loan agreements, which would impair our ability to meet our financial obligations as they become due without future amendments to our loan agreements. In addition, the COVID-19 pandemic has significantly increased economic and demand uncertainty across the globe, and while sales of many of our core categories have remained strong, including year over year growth in strollers, specialty blankets, bath, entertainers and boosters, if these challenges continue, we may not be able to meet demands of our customers which could result in lost, reduced or cancelled orders from our customers and could materially and adversely affect our business, financial condition, and results of operations.

Based on our known cash needs as of May 16, 2022, and the anticipated availability under our loan agreements, we have developed plans to extend our liquidity to support our working capital requirements and our ability to meet our financial obligations. Our plans with regard to these matters include the following: (1) continuing to explore price increases where possible, (2) enhancing certain supply chain processes to obtain lower cost containers for its products and reduce demurrage and detention charges through additional new procedures, (3) shifting containers from COVID-19 impacted ports to alternative functioning ports to mitigate potential lost sales, (4) reducing warehouse costs through new processes as it relates to pallets, (5) reducing product costs through re-engineering of certain products, (6) reducing discretionary marketing to the extent that it does not impact revenue performance, and (7) considering additional financing and/or strategic alternatives.

However, there can be no assurance that our plans will be achieved and that we will be able to meet our financial obligations without obtaining additional financing or sources of capital. Therefore, in accordance with applicable accounting guidance, and based on our current financial condition and availability of funds, there is substantial doubt about our ability to continue as a going concern through twelve months from the date these financial statements were issued.

If we are unable to meet our current operating plan, do not adequately control expenses, or adjust our operations accordingly, we may experience constraints on liquidity and may not meet the financial and other covenants under our loan agreements, which could impact availability. There is no assurance that we will meet all of our financial or other covenants in the future, or that our lenders will grant waivers or agree to amend the terms of our agreements with them if there are covenant violations. In such case, we may be required to seek to raise additional funds through debt or equity financings, restructure its existing debt, engage in strategic collaborations, and/or a strategic transaction that is in the best interest of our stockholders. Any such financing or strategic transaction could result in significant dilution to its existing stockholders, depending on the terms of the transaction. If we are unable to identify a strategic transaction, raise additional funds, and/or restructure its existing debt, our operations could be limited and we may not be able to meet all of our obligations under our existing loan agreements.

Loan Agreement with BofA

We and our wholly owned subsidiary, Summer Infant (USA), Inc., are parties to a Third Amended and Restated Loan and Security Agreement with Bank of America, N.A., as agent, originally entered into on October 15, 2020 and amended on January 28 2022 and March 16, 2022 (the “BofA Loan Agreement”) that provides for (i) a $40,000 asset-based revolving credit facility, with a $5,000 unused letter of credit sub-line facility, (ii) a $7,500 term loan and (iii) a $2,500 FILO (first-in, last-out) loan.

Pursuant to the BofA Loan Agreement, total borrowing capacity under the revolving credit facility is based on a borrowing base, which is generally defined as 85% of eligible receivables plus the lesser of (i) 70% of the value of eligible inventory (subject to certain limitations) or (ii) 85% of the net orderly liquidation value of eligible inventory, less applicable reserves. The scheduled maturity date of the loans under the revolving credit facility is October 15, 2025 (subject to customary early termination provisions). Loans under the revolving credit facility provided prior to January 28, 2022 bore interest, at our option, at a base rate or at LIBOR, plus applicable margins based on average quarterly availability, and loans provided beginning January 28, 2022 bear interest, at our option, at a base rate or at the Bloomberg Short-Term Bank Yield Index (“BSBY”) rate administered by Bloomberg. Interest payments are due monthly, payable in arrears. We are also required to pay an annual non-use fee on unused amounts under the revolving credit facility, as well as other customary fees as are set forth in the BofA Loan Agreement. As of April 2, 2022, the interest rates on BSBY based revolver loans and on base rate revolver loans were approximately 3.00% and 5.25%, respectively. At April 2, 2022, the amount outstanding on the revolving credit facility was $30,068, the total borrowing base was $38,927 and borrowing availability was $8,859. The total amount outstanding on the revolving credit facility agreement at January 1, 2022 was $33,228. Total borrowing base at January 1, 2022 was $36,177 and borrowing availability was $2,949.

The principal of the term loan is to be repaid, on a quarterly basis, in installments of $375, until paid in full on termination and subject to mandatory repayment in certain circumstances. The scheduled maturity date of the term loan is October 15, 2025 or earlier, if the revolving credit facility is terminated. Prior to January 28, 2022, the term loan bore interest, at our option, at a base rate or at LIBOR, plus applicable margins, and beginning January 28, 2022 bears interest, at our option, at a base rate or at the BSBY rate. Interest payments are due monthly, in arrears. As of April 2, 2022, the interest rates on BSBY based term loans and on base rate term loans were approximately 4.53% and 6.50%, respectively. The amount outstanding on the term loan under was $5,250 as of April 2, 2022. The amount outstanding on the term loan was $5,625 at January 1, 2022.

The total borrowing capacity under the FILO loan is the lesser of (i) the then applicable aggregate FILO commitment amount and (ii) a borrowing base, generally defined as a specific percentage of the value of eligible accounts, plus a specified percentage of the value of eligible inventory. The aggregate FILO commitment amount as of April 2, 2022 was $1,563 with no further availability, and such amount will be proportionately reduced each quarter until the FILO loan is terminated at maturity on October 15, 2024. There can be no voluntary repayment on the FILO loan as long as there are loans outstanding under the revolving credit facility, unless (i) there is an overadvance under the FILO loan, or (ii) such prepayment is accompanied by a permanent dollar for dollar reduction in the aggregate FILO commitment amount such that, after giving effect to such prepayment and reduction, the outstanding principal amount of the FILO loan is equal to but does not exceed the lesser of (A) the aggregate FILO commitment amount and (B) the FILO borrowing base. Prior to January 28. 2022, the FILO loan bore interest, at our option, at a base rate or at LIBOR, plus applicable margins, and beginning January 28, 2022 bear interest, at our option, at a base rate or at the BSBY rate. Interest payments are due monthly, in arrears. As of April 2, 2022, the interest rates on the BSBY based FILO loans and on base rate FILO loans were approximately 4.28% and 6.25%, respectively. The aggregate FILO commitment amount of as of January 1, 2022 was $1,719.

All obligations under the BofA Loan Agreement are secured by substantially all the assets of the Company, and the Company’s subsidiaries, Summer Infant Canada Limited and Summer Infant Europe Limited, are guarantors under the BofA Loan Agreement. The BofA Loan Agreement contains customary affirmative and negative covenants. Among other restrictions, we are restricted in our ability to incur additional debt, make acquisitions or investments, dispose of assets, or make distributions unless in each case certain conditions are satisfied. As long as any obligations remain outstanding under the BofA Loan Agreement, we must maintain minimum availability of $3,500 and must meet a specified minimum EBITDA requirement on a rolling monthly basis beginning on April 2, 2022. Beginning on the last day of each fiscal month commencing January 28, 2023, we must maintain a fixed charge coverage ratio at the end of each fiscal month of at least 1.00 to 1.00 for the twelve-month period then ended. In connection with the March 2022 amendment to the BofA Loan Agreement, the lender also waived the requirement that the Company’s audit and certification with respect to its fiscal year 2021 financial statements be without qualification.

The BofA Loan Agreement also contains customary events of default, including if the Company fails to comply with any required financial covenants and the occurrence of a change of control without the consent of the lender. In the event of a default, all of the obligations under the BofA Loan Agreement may be declared immediately due and payable. For certain events of default relating to insolvency and receivership, all outstanding obligations become due and payable. We were in compliance with the financial covenants under the BofA Loan Agreement as of April 2, 2022.

For additional information on the BofA Loan Agreement, please see Note 3 to our condensed consolidated financial statements included in this Quarterly Report.

Second-Lien, Subordinated Term Loan

On January 28, 2022, we and our subsidiary, Summer Infant (USA), Inc., as borrowers, entered into a Loan and Security Agreement with certain financial institutions as lenders, and Wynnefield Capital, Inc., as agent for the lenders, which was amended on March 16, 2022 (as amended, the “New Term Loan Agreement”). The lenders, Wynnefield Partners Small Cap Value, L.P. and Wynnefield Partners Small Cap Value, L.P. I, are existing stockholders of the Company and, together with affiliates, beneficially own approximately 36% of the Company’s outstanding common stock, and an employee of Wynnefield Capital, Inc., Stephen Zelkowicz, serves on the Company’s Board of Directors (the “Board”). Because the New Term Loan Agreement is a related party transaction, it was reviewed and approved by the Audit Committee of the Board. On April 18, 2022, the New Term Loan Agreement was subsequently amended to modify the borrowing terms to (i) permit the Company to request a standby term loan if, on the date of notice of borrowing and the date of the borrowing, the borrowing base certificate delivered pursuant to the Company’s existing loan and security agreement with Bank of America reflects availability (as defined in such agreement) equal to or less than $5,500 (previously $3,000) and (ii) reduce the period of time between borrowing requests from 30 days to 5 days, provided that, at all times prior to May 15, 2022, the aggregate principal amount of standby term loans shall not exceed $4,000.

The New Term Loan Agreement provides for a second lien, subordinated term loan in an amount up to $5,000, with requests for the funding of tranches limited to every 5 days (previously 30 days) (the “New Term Loan”). As amended on April 18, 2022, at the time of a funding request, availability (as defined in the BofA Loan Agreement) must be either (i) equal or less than $6,000 in the 30 days immediately preceding the request date or (ii) on the date of request and on the date of borrowing, equal or less than $5,500 (previously $3,000). An initial funding tranche was made in the amount of $2,000, and an additional funding was made on April [18], 2022 in the amount of $1,000. Subsequent tranches may not exceed $1,000. As of April 2, 2022, the amount outstanding on the New Term Loan Agreement was $1,950. A $50 payment was paid on the new subordinated term loan prematurely to the first due date and was subsequently returned to us in April 2022.

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

Borrowings under the New Term Loan Agreement are secured by a second lien on substantially all of the assets of the Company and are subordinated to our obligations under the BofA Agreement. The New Term Loan Agreement contains customary affirmative and negative covenants and events of default substantially the same as the BofA Agreement. We were in compliance with the financial covenants under the New Term Loan Agreement as of April 2, 2022.

For additional information on the New Term Loan Agreement, please see Note 3 to our condensed consolidated financial statements included in this Quarterly Report.

PPP Loan

On August 3, 2020, we received loan proceeds of $1,956 (the “PPP Loan”) pursuant to the Paycheck Protection Program (“PPP”) administered by the U.S. Small Business Administration (“SBA”) under the U.S. CARES Act. The PPP Loan, which was in the form of a promissory note (the “PPP Note”), between the Company and BofA, as the lender, had a maturity date of July 27, 2025, and would bear interest at a fixed rate of 1% per annum. Monthly principal and interest payments were deferred until (i) the date on which the amount of forgiveness was remitted to our lender, (ii) the date on which the Company’s lender provided notice that the Company was not entitled to loan forgiveness, and (iii) if a borrower did not apply for loan forgiveness, 10 months after the date of the loan forgiveness covered period. We were permitted to voluntarily prepay the borrowings in full with no associated penalty or premium. Under the terms of the PPP, the principal and interest could be forgiven if the PPP Loan proceeds were used for qualifying expenses, including payroll costs, rent and utility costs. The PPP Note contained customary representations, warranties, and covenants for this type of transaction, including customary events of default relating to, among other things, payment defaults and breaches of representations and warranties or other provisions of the PPP Note. The occurrence of an event of default could have resulted in, among other things, the Company becoming obligated to repay all amounts outstanding under the PPP Note. On February 18, 2021, we applied for full forgiveness of the PPP loan through Bank of America. In May 2021, the SBA determined that the PPP Loan was fully approved for forgiveness and on May 23, 2021, the PPP Loan was repaid in full by the SBA to BofA. The forgiveness amount remitted was $1,956 in principal and $16 in interest.

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

ITEM 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Interim Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as of April 2, 2022. Our Chief Executive Officer and Interim Chief Financial Officer have concluded, based on this evaluation, that our controls and procedures were effective as of April 2, 2022.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.Legal Proceedings

The Company is a party to various routine claims, litigation and administrative complaints incidental to its business, including claims involving product liability, intellectual property, employee matters and other general liability claims, most of which are covered by insurance. We are not aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, results of operations or financial condition. There have been complaints filed by purported stockholders of the Company in connection with the Proposed Merger.

On April 13, 2022, a purported stockholder of the Company filed a complaint in the U.S. District Court for the Southern District of New York, captioned Ryan O’Dell v. Summer Infant, Inc., et al., Case No. 1:22-cv-03050-VSB, naming the Company and each member of its Board of Directors as defendants. The complaint alleges that the Company’s preliminary proxy statement filed with the SEC on April 8, 2022 materially misrepresents or omits certain purportedly material information relating to financial projections of the Company and the valuation analyses performed by one of the Company’s financial advisors. The complaint asserts violations of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder against all defendants, and violations of Section 20(a) of the Exchange Act against our Board of Directors. The stockholder complaint seeks, among other things, an injunction enjoining consummation of the Merger unless disclosure of all allegedly omitted information is made, rescission of the Merger Agreement, directing the individual defendants to account to the plaintiff for all alleged damages suffered as a result of the alleged wrongdoing, and awarding costs of the action, including plaintiff’s reasonable attorneys’ and experts’ fees and expenses.

On April 20, 2022, a purported stockholder of the Company filed a complaint in the U.S. District Court for the Eastern District of Pennsylvania, captioned Matthew Hopkins v. Summer Infant, Inc., et al., Case No. 2:22-cv-01545-JDW, naming the Company and each member of its Board of Directors as defendants. The complaint alleges that the Company’s preliminary proxy statement filed with the SEC on April 8, 2022 omits certain purportedly material information relating to financial projections of the Company the valuation analyses performed by one of the Company’s financial advisors, and that it fails to disclose whether the Company entered into any confidentiality agreements with “don’t ask, don’t waive” provisions. The complaint asserts violations of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder against all defendants, and violations of Section 20(a) of the Exchange Act against our Board of Directors. The stockholder complaint seeks, among other things, an injunction enjoining consummation of the Merger, rescission of the Merger if the Proposed Merger is consummated, directing the individual defendants to disseminate a proxy statement that does not contain any untrue statements of material fact and that states all material facts required in it or necessary to make the statements contained therein not misleading, declaring that the defendants violated Sections 14(a) and/or Section 20 of the Exchange Act, as well as Rule 14a-9, and awarding costs of the action, including plaintiff’s reasonable attorneys’ and experts’ fees.

On April 20, 2022, a purported stockholder of the Company filed a complaint in the U.S. District Court for the Eastern District of New York, captioned Jeffrey D. Justice, II, v. Summer Infant, Inc., et al., Case No. 1:22-cv-02260, naming the Company and each member of the Board as defendants. The complaint alleges that the Company’s preliminary proxy statement filed with the SEC on April 8, 2022, omits certain purportedly material information relating to financial projections of the Company, the valuation analyses performed by one of the Company’s financial advisors, the terms of the engagement of one of the Company’s financial advisors, and that it fails to disclose whether the Company entered into any confidentiality agreements with “don’t ask, don’t waive” provisions. The complaint asserts violations of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder against all defendants, and violations of Section 20(a) of the Exchange Act against our Board. The stockholder complaint seeks, among other things, an injunction enjoining consummation of the Merger, rescission of the Merger if the Proposed Merger is consummated, directing the individual defendants to disseminate a proxy statement that does not contain any untrue statements of material fact and that states all material facts required in it or necessary to make the statements contained therein not misleading, declaring that the defendants violated Sections 14(a) and/or Section 20 of the Exchange Act, as well as Rule 14a-9, and awarding costs of the action, including plaintiff’s reasonable attorneys’ and experts’ fees.

On May 9, 2022, a purported stockholder of the Company filed a complaint in the U.S. District Court for the Southern District of New York, captioned Taylor Johnson v. Summer Infant, Inc., et al., Case No. 1:22-cv-03775, naming the Company and each member of the Board as defendants. The complaint alleges that the Company’s preliminary proxy statement filed with the SEC on April 8, 2022, omits certain purportedly material information relating to the sales process, financial projections of the Company, and the valuation analyses performed by one of the Company’s financial advisors, and that the Board breached their fiduciary duties in agreeing to the Proposed Merger. The complaint asserts breach of fiduciary duties and violations of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder against all defendants, and violations of Section 20(a) of the Exchange Act against our Board. The stockholder complaint seeks, among other things, an injunction enjoining consummation of the Merger, rescission of the Merger if the Proposed Merger is consummated, declaring the Merger Agreement was agreed to in breach of fiduciary duties of the Board, directing the individual defendants to comply with their fiduciary duties and to disseminate a proxy statement that does not contain any untrue statements of material fact and that states all material facts required in it or necessary to make the statements contained therein not misleading, directing the defendants to account for damages sustained because of the allegations in the complaint, and awarding costs of the action, including plaintiff’s reasonable attorneys’ and experts’ fees.

The Company believes that the claims asserted in the complaints are without merit, and at present, the Company is unable to estimate potential losses, if any, related to these complaints.

ITEM 1A.Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of our 2021 Form 10-K, except as follows:

If we fail to comply with the continued listing requirements of the Nasdaq Capital Market, our common stock will be delisted and the price of our common stock, reduce liquidity in our common stock and limit our ability to raise capital, and adversely affect our business, financial condition and results of operations.

Our common stock is currently listed for trading on the Nasdaq Capital Market. We must satisfy Nasdaq’s continued listing requirements, including maintaining minimum stockholders’ equity of $2.5 million. As of April 2, 2022, our stockholders’ equity was $(1,281), below the minimum requirement. A delisting of our common stock from the Nasdaq Capital Market could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting would harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees. If our common stock is delisted, we expect prices for our common stock to be quoted on one of the OTC Markets or the OTC Bulletin Board. Under such circumstances, our stockholders may find it more difficult to sell, or to obtain accurate quotations, for our common stock, and our common stock would become substantially less attractive to certain purchasers such as financial institutions, hedge funds and other similar investors. There is no assurance, however, that prices for our common stock would be quoted on one of these other trading systems or that an active trading market for our common stock would thereafter exist, which would materially and adversely impact the market value of our common stock and our stockholders’ ability to sell our common stock, and would have an adverse effect on our business, financial condition and results of operations, including our ability to attract and retain qualified employees and to raise capital.

Litigation against the Company and the members of the Company’s board of directors could result in significant costs, management distraction, and/or a delay of or injunction against the Proposed Merger.

Many proposed merger transactions are the subject of shareholder litigation. Since April 13, 2022, four individual complaints were filed in federal district court by purported stockholders of the Company with respect to the Proposed Merger, captioned Ryan O’Dell v. Summer Infant, Inc., et al., Case No. 1:22-cv-03050-VSB (S.D.N.Y filed April 13, 2022); Matthew Hopkins v. Summer Infant, Inc., et al., Case No. 2:22-cv-01545-JDW (E.D.Pa. filed April 20, 2022); Jeffrey D. Justice II v. Summer Infant, Inc., et al., Case No. 1:22-cv02260 (E.D.N.Y. filed April 20, 2022); and Taylor Johnson v. Summer Infant, Inc., et al., Case No. 1:22-cv-03775 (S.D.N.Y. filed May 9, 2022). The complaints name the Company and each member of its Board of Directors as defendants. The complaints assert violations of Section 14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 14a-9 promulgated thereunder against us and the individual defendants, violations of Section 20(a) of the Exchange Act against the individual defendants, and breach of fiduciary duties. The plaintiffs contend that the preliminary proxy statement, filed with the SEC on April 8, 2022 omitted or misrepresented material information regarding the Proposed Merger. The complaints seek injunctive relief, rescission, or rescissory damages, dissemination of a proxy statement that discloses certain information requested by the plaintiff, and an award of plaintiffs’ costs, including attorneys’ and experts’ fees and expenses. We may become involved in additional matters in connection with the Proposed Merger. Litigation often is expensive and diverts management’s attention and resources, which could adversely affect our business. We believe that the claims asserted in the complaints are without merit, and at present, we are unable to estimate potential losses, if any, related to these complaints.

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

2.1

Agreement and Plan of Merger, dated as of March 16, 2022, by and among Summer Infant, Inc, Kids2, Inc. and Project Abacus Acquisition Corp. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on March 17, 2022)

10.1

Third Amendment to Letter Agreement, dated January 3,2022, between Summer Infant, Inc, and Riveron RTS, LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 7, 2022)

10.2

Fourth Amendment to Engagement Letter, dated March 16,2022, between the Company and Riveron RTS, LLC (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 17, 2022)

10.3 *

Amendment No. 1 to the Third Amended and Restated Loan and Security Agreement, dated as of January 28, 2022, among Summer Infant, Inc. and Summer Infant (USA), Inc. as borrowers, the guarantors from time to time party thereto, the financial institutions from time to time party thereto as lenders, and Bank of America, N.A., as agent for the lenders (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 31, 2022)

10.4 *

Amendment No. 2 to the Third Amended and Restated Loan and Security Agreement, dated as of March 16, 2022, among Summer Infant, Inc. and Summer Infant (USA), Inc. as borrowers, the guarantors from time-to-time party thereto, the financial institutions from time-to-time party thereto as lenders, and Bank of America, N.A., as agent for the lenders (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 17, 2022)

10.5*

Loan and Security Agreement, dated as of January 28, 2022, among Summer Infant, Inc. and Summer Infant (USA), Inc. as borrowers, the guarantors from time to time party thereto, the financial institutions from time to time party thereto as lenders, and Wynnefield Capital, Inc., as agent and security trustee for the lenders (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 31, 2022)

10.6 *

Amendment No. 1 to Loan and Security Agreement, dated as of March 16, 2022, among Summer Infant, Inc. and Summer Infant (USA), Inc. as borrowers, the guarantors from time-to-time party thereto, the financial institutions from time-to-time party thereto as lenders, and Wynnefield Capital, Inc., as agent and security trustee for the lenders (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 17, 2022)

10.7	Summer Infant, Inc. Amended and Restated Change in Control Plan (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on March 17, 2022)

31.1+	Certification of Principal Executive Officer

31.2+	Certification of Principal Financial Officer

32.1+	Section 1350 Certification of Principal Executive Officer

32.2+	Section 1350 Certification of Principal Financial Officer

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101

*Portions of this exhibit have been omitted for confidential treatment pursuant to Regulation K, Item 601(b)(10)

+Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Summer Infant, Inc.

Date: May 16, 2022	By:	/s/ Stuart Noyes
Stuart Noyes
Chief Executive Officer
(Principal Executive Officer and Director)

Date: May 16, 2022	By:	/s/ Bruce Meier
Bruce Meier
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)